Form 10-Q
period 2015-03-31
Federal Home Loan Bank of Chicago
filed 2015-05-07
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR
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

As of April 30, 2015, including mandatorily redeemable capital stock, registrant had 17,866,377 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$1,458	$342
Interest bearing deposits	560	560
Federal Funds sold	3,022	1,525
Securities purchased under agreements to resell	1,400	3,400
Investment securities -
Trading, $76 and $71 pledged	162	167
Available-for-sale	19,449	19,975
Held-to-maturity, $6,932 and $7,824 fair value	6,223	7,118
Total investment securities	25,834	27,260
Advances, $85 and $83 carried at fair value	31,941	32,485
MPF Loans held in portfolio, net of allowance for credit losses of $(4) and $(15)	5,728	6,057
Derivative assets	8	29
Other assets	196	183
Total assets	$70,147	$71,841
Liabilities
Deposits -
Noninterest bearing	$53	$49
Interest bearing, $15 and $13 from other FHLBs	593	617
Total Deposits	646	666
Consolidated obligations, net -
Discount notes, $7,655 and $1,799 carried at fair value	30,474	31,054
Bonds, $2,903 and $2,785 carried at fair value	33,043	34,251
Total consolidated obligations, net	63,517	65,305
Derivative liabilities	45	55
Affordable Housing Program assessment payable	95	90
Other liabilities	321	256
Subordinated notes	944	944
Total liabilities	65,568	67,316
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock - putable $100 par value - 8 million and 8 million shares issued and outstanding	827	827
Class B2 membership stock - putable $100 par value - 11 million and 11 million shares issued and outstanding	1,096	1,075
Total capital stock	1,923	1,902
Retained earnings - unrestricted	2,214	2,152
Retained earnings - restricted	270	254
Total retained earnings	2,484	2,406
Accumulated other comprehensive income (loss) (AOCI)	172	217
Total capital	4,579	4,525
Total liabilities and capital	$70,147	$71,841

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2015	2014
Interest income	$321	$355
Interest expense	191	228
Net interest income before provision for (reversal of) credit losses	130	127
Provision for (reversal of) credit losses	—	(3)
Net interest income	130	130

Noninterest gain (loss) on -
Trading securities	(1)	(5)
Derivatives and hedging activities	(11)	(14)
Instruments held under fair value option	3	4
Other, net	4	5
Noninterest gain (loss)	(5)	(10)

Noninterest expense -
Compensation and benefits	19	16
Other operating expenses	11	10
Other	3	4
Noninterest expense	33	30

Income before assessments	92	90

Affordable Housing Program assessment	9	9

Net income	$83	$81

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2015	2014
Net income	$83	$81

Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities	(22)	55
Non-credit OTTI on held-to-maturity securities	13	14
Net unrealized gain (loss) on cash flow hedges	(28)	21
Post-retirement plans	(8)	1
Other comprehensive income (loss)	(45)	91

Comprehensive income	$38	$172

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Total Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
December 31, 2014	8	$827	11	$1,075	19	$1,902	$2,152	$254	$2,406	$217	$4,525
Comprehensive income							67	16	83	(45)	38
Proceeds from issuance of capital stock	—	32	—	6	—	38					38
Repurchases of capital stock	—	(1)	—	(16)	—	(17)					(17)
Transfers between classes of capital stock	—	(31)	—	31
Cash dividends - class B1(2.25% annualized rate)							(4)		(4)		(4)
Cash dividends - class B2(0.50% annualized rate)							(1)		(1)		(1)
March 31, 2015	8	$827	11	$1,096	19	$1,923	$2,214	$270	$2,484	$172	$4,579

December 31, 2013	7	$629	10	$1,041	17	$1,670	$1,853	$175	$2,028	$67	$3,765
Comprehensive income							64	17	81	91	172
Proceeds from issuance of capital stock	1	84	—	1	1	85					85
Repurchases of capital stock	(1)	(17)	—	(33)	(1)	(50)					(50)
Transfers between classes of capital stock	(1)	(108)	1	108
Cash dividends - class B1 (1.30% annualized rate)							(1)		(1)		(1)
Cash dividends - class B2 (0.30% annualized rate)							(1)		(1)		(1)
March 31, 2014	6	$588	11	$1,117	17	$1,705	$1,915	$192	$2,107	$158	$3,970

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Three months ended March 31,	2015		2014
Operating	Net cash provided by (used in) operating activities	$121		$257
Investing	Net change interest bearing deposits	—		(560)
	Net change Federal Funds sold	(1,497)		(2,384)
	Net change securities purchased under agreements to resell	2,000		(1,850)
	Advances -
	Principal collected	52,328		59,419
	Issued	(51,723)		(58,271)
	MPF Loans held in portfolio -
	Principal collected	337		410
	Purchases	(13)		(11)
	Trading securities -
	Sales	—		550
	Proceeds from maturities and paydowns	3		13
	Purchases	—		(1,812)
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	705	[a]	555	[a]
	Proceeds from maturities and paydowns	232		262
	Purchases	(6)		(11)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	517		287
	Proceeds from sale of foreclosed assets	13		14
	Other assets	(2)		(2)
	Net cash provided by (used in) investing activities	2,894		(3,391)
Financing	Net change deposits	(20)		16
	Net proceeds from issuance of consolidated obligations -
	Discount notes	149,597		218,709
	Bonds	4,885		8,425
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(150,180)		(222,910)
	Bonds	(6,179)		(1,369)
	Net proceeds (payments) on derivative contracts with financing element	(18)		(15)
	Proceeds from issuance of capital stock	38		85
	Repurchase or redemption of capital stock	(17)		(50)
	Cash dividends paid	(5)		(2)
	Net cash provided by (used in) financing activities	(1,899)		2,889
	Net increase (decrease) in cash and due from banks	1,116		(245)
	Cash and due from banks at beginning of period	342		971
	Cash and due from banks at end of period	$1,458		$726

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements and the following footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2014, included in our Annual Report on Form 10-K (2014 Form 10-K) starting on page F-1, as filed with the SEC.

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

The carrying amount for these investment securities is driven by our investment intent - that is, whether we hold the investment security as held-to-maturity, available-for-sale or trading. We have no liabilities related to these investments in variable interest entities. We have not provided financial or other support (explicitly or implicitly) to these investment securities that we were not previously contractually required to provide nor do we intend to provide such support in the future. Our maximum loss exposure for these investment securities is limited to their carrying amounts.

Gross versus Net Presentation of Financial Instruments

We present our derivative assets and liabilities on a net basis in our statements of condition. GAAP requires disclosure of both gross information and net information related to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing or lending transactions regardless of whether we offset these transactions in our statements of condition. For the periods presented to date, these rights of offset only apply to our derivatives.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Our Summary of Significant Accounting Policies through December 31, 2014, can be found in our 2014 Form 10-K starting on page F-10. We adopted the following policies in 2015:

Asset Classification and Charge-off Provisions

On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 establishes a standard and uniform methodology for classifying assets, prescribes the timing of asset charge-offs (excluding investment securities), and provides measurement guidance with respect to determining our allowance for credit losses, and fair value measurement guidance for conventional MPF Loans that are classified as Substandard, Doubtful, or Loss, and Real Estate Owned (REO) related to conventional MPF Loans. Subsequent to the issuance of AB 2012-02, the FHFA issued interpretative guidance clarifying that implementation of the asset classification framework may occur in two phases. We implemented the asset classification provisions effective January 1, 2014. We prospectively adopted the remaining provisions of AB 2012-02 on January 1, 2015. The effect of implementing the remaining provisions was as follows:

•	The AB 2012-02 allowance for credit losses measurement guidance did not have a material effect on our financial condition, results of operations, or cash flows at the time of adoption.

•
We recorded a $10 million charge-off to our allowance for credit losses on MPF Loans to conform our charge-off policies to AB 2012-02. In particular, we now write-down a conventional MPF Loan to its fair value less estimated selling costs when such a loan is classified as "Loss" and when a conventional MPF Loan is transferred to REO. Our prior practice was to record a charge-off when a conventional MPF Loan was transferred to REO. Exposures classified "Loss" are considered uncollectible and of such little value that the exposures continuance as a balance sheet asset is not warranted. This classification does not mean that the exposure has absolutely no recovery or salvage value; rather, it is not practical or desirable to defer charging off this asset, even though partial recovery may occur in the future. Examples of confirming events indicating that a "Loss" exists include, but are not limited to, the following:

▪
A current assessment of value is made before a single family residential loan is more than 180 days past due. Any outstanding loan balance in excess of the fair value of the property, less cost to sell, is classified as "Loss" when the loan is no more than 180 days delinquent.

•
When a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less costs to sell, within 60 days of receipt of the notification of filing from the bankruptcy court or within the delinquency time frames specified in the guidance, whichever is shorter.

•
Fraudulent loans, not covered by any existing representations and warranties in the loan purchase agreement, are charged off within 90 days of discovery of the fraud, or within the delinquency time frames specified in the adverse classification guidance, whichever is shorter.

•
We began using an Automated Valuation Methodology (AVM) to determine the fair value of our impaired conventional MPF Loans held in portfolio and REO. Our prior practice was to determine fair value using broker price opinions, if available, to measure impaired conventional MPF Loans held in portfolio and REO. If a current broker price opinion was not available, we estimated fair value based on our current actual loss severity rates we experienced on sales, excluding any estimated selling costs. The use of AVM's to determine fair value may result in increased volatility with respect to our provision for credit losses.

•
We now place a conventional MPF Loan held in portfolio on nonaccrual when it is adversely classified as either "Substandard," "Doubtful", or "Loss". An adverse classification means that such a loan is not considered well secured and in the process of collection. Exposures classified "Substandard" are inadequately protected by the current worth and paying capacity of the obligor or by the collateral pledged, if any. Exposure so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the exposure. These weaknesses are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Exposures classified "Doubtful" have all the weaknesses inherent in those exposures classified "Substandard" with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. Our prior practice was to place conventional MPF Loans held in portfolio on nonaccrual when the loan was 90 or more days past due (or 60 days past due in the case of a bankruptcy) and the loan was not well-secured and in the process of collection. This change in nonaccrual practice did not have a material effect on our nonaccrual loans outstanding at the time of adoption.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In August of 2014, the FASB issued new guidance that requires certain government-guaranteed mortgage loans to be derecognized upon foreclosure and established as a separate receivable. Specifically, such accounting treatment is applied to a government-guaranteed mortgage loan in which the loan guarantee is not separable from the loan prior to foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover under the claim, and at the time of foreclosure any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. We prospectively adopted this new guidance on January 1, 2015 for our government MPF Loans. Specifically, our foreclosed government MPF Loans meet the conditions specified by the new guidance and will be classified as a receivable rather than REO. The new guidance did not have a material effect on our operating activities or our financial statements since our credit risk on government MPF Loans is limited to whether or not the servicing PFI fails to pay for losses not covered by Federal Housing Administration (FHA) insurance, or Department of Veteran Affairs (VA), Department of Housing and Urban Development (HUD) or Department of Agriculture Rural Housing Service (RHS) guarantees. Our foreclosed government MPF Loans were previously classified in REO in Other Assets.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January of 2014, the FASB issued new accounting guidance clarifying that consumer mortgage loans collateralized by real estate should be reclassified to REO when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. We adopted the new guidance effective January 1, 2015, on a prospective basis. The new guidance is consistent with our previous accounting and did not have an effect on our operating activities or financial statements.

Held for Sale Mortgage Loans

We classify MPF Xtra, MPF Direct, and government mortgage loans obtained for a Ginnie Mae securitization transaction as mortgage loans held for sale (HFS), as we intend to sell such loans in an outright sale or in a securitization transaction. If material, HFS mortgage loans will be classified as a separate line item in our statements of condition; otherwise, we will classify HFS mortgage loans in Other Assets. We have elected the fair value option for HFS mortgage loans. Since these HFS mortgage loans are carried at fair value, the loans do not require an allowance for credit losses. We measure the fair value of HFS mortgage loans based on to-be-announced (TBA) securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government sponsored enterprises. Any initial premium or discount is recognized as part of the fair value measurement process rather than amortized as a yield adjustment. Any transaction fees, such as extension fees, or costs are immediately recognized into other noninterest income. HFS mortgage loans are classified as an operating activity within our statements of cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Simplifying the Presentation of Debt Issuance Cost

In April of 2015, the FASB issued new guidance requiring us to present concession fees in our statements of condition as a direct deduction from the carrying amount of the related debt liability similar to debt discounts or premiums. Our current practice is to classify concession fees (i.e., debt issuance costs) in Other Assets. The new guidance becomes effective for annual and interim periods within those annual periods beginning after December 15, 2015 with earlier adoption permitted. The new guidance requires us to apply the new guidance retrospectively to all periods presented in our financial statements. We expect to adopt the new guidance January 1, 2016. The new guidance is not expected to have a material effect on our financial statements but may effect the effective yield on our outstanding debt since directly deducting concession fees from the related debt would reduce the average carrying amount of our debt outstanding thereby increasing the effective interest rate on our outstanding debt.

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

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

In August of 2014, the FASB issued guidance that requires an entity's management to assess the entity's ability to continue as a going concern. Specifically, for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise “substantial doubt” about the entity’s ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity is unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance becomes effective for the interim and annual periods ending after December 15, 2016, and early application is permitted. This guidance is not expected to have any effect on our financial condition or results of operations at the time of adoption.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended March 31,
	2015	2014
Interest income -

Interest bearing deposits, Federal Funds sold and securities purchased under agreements to resell	$3	$1

Investment securities -
Trading	1	7
Available-for-sale	134	143
Held-to-maturity	69	77
Total investment securities	204	227

Advances -
Advance interest income	39	38
Advance prepayment fees, including related hedge adjustment gains (losses) of $1 and $0	6	1
Total Advances	45	39

MPF Loans held in portfolio	69	88

Total interest income	321	355

Interest expense -

Consolidated obligations -
Discount notes	72	67
Bonds	105	147
Total consolidated obligations	177	214

Subordinated notes	14	14

Total interest expense	191	228

Net interest income before provision for (reversal of) credit losses	130	127
Provision for (reversal of) credit losses	—	(3)
Net interest income	$130	$130

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

Pledged Collateral

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be entered into either through an over-the-counter bilateral agreement with an individual counterparty or through a Futures Commission Merchant (FCM or clearing member) with a derivatives clearing organization (clearinghouse). We may pledge investment securities as collateral under these agreements, and in such cases, the amount pledged will be noted on the face of the statements of condition. We pledged $76 million of investment securities as collateral for our initial margin with derivative clearing organizations as of March 31, 2015, and $71 million as of December 31, 2014. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities. We had no material gains or losses realized from the sales of trading securities.

As of	March 31, 2015	December 31, 2014
U.S. Government & other government related	$101	$102
Residential MBS:
GSE	59	63
Government-guaranteed	2	2
Total Residential MBS	61	65
Trading securities	$162	$167

At March 31, 2015, and 2014, we had net year-to-date unrealized gains (losses) of $(1) million and $(5) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of March 31, 2015
U.S. Government & other government related	$450	$30	$(1)	$479
State or local housing agency	4	—	—	4
FFELP ABS	5,640	363	(9)	5,994

Residential MBS:
GSE	10,086	572	(10)	10,648
Government-guaranteed	2,167	88	—	2,255
Private-label	64	5	—	69
Total Residential MBS	12,317	665	(10)	12,972
Total	$18,411	$1,058	$(20)	$19,449

As of December 31, 2014
U.S. Government & other government related	$479	$29	$—	$508
State or local housing agency	3	—	—	3
FFELP ABS	5,824	408	(11)	6,221

Residential MBS:
GSE	10,285	550	(8)	10,827
Government-guaranteed	2,258	87	—	2,345
Private-label	66	5	—	71
Total Residential MBS	12,609	642	(8)	13,243
Total	$18,915	$1,079	$(19)	$19,975

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of March 31, 2015
U.S. Government & other government related	$1,482	$—	$1,482	$83	$—	$1,565
State or local housing agency	17	—	17	—	—	17

Residential MBS:
GSE	2,607	—	2,607	200	—	2,807
Government-guaranteed	1,097	—	1,097	28	—	1,125
Private-label	1,271	(251)	1,020	399	(1)	1,418
Total Residential MBS	4,975	(251)	4,724	627	(1)	5,350
Total	$6,474	$(251)	$6,223	$710	$(1)	$6,932

As of December 31, 2014
U.S. Government & other government related	$2,222	$—	$2,222	$76	$(1)	$2,297
State or local housing agency	18	—	18	—	—	18

Residential MBS:
GSE	2,695	—	2,695	189	—	2,884
Government-guaranteed	1,129	—	1,129	28	—	1,157
Private-label	1,318	(264)	1,054	415	(1)	1,468
Total Residential MBS	5,142	(264)	4,878	632	(1)	5,509
Total	$7,382	$(264)	$7,118	$708	$(2)	$7,824

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2015
U.S. Government & other government related	$49	$(1)	$—	$—	$49	$(1)
FFELP ABS	12	—	858	(9)	870	(9)

Residential MBS:
GSE	—	—	1,900	(10)	1,900	(10)
Private-label	—	—	16	—	16	—
Total Residential MBS	—	—	1,916	(10)	1,916	(10)
Total	$61	$(1)	$2,774	$(19)	$2,835	$(20)

As of December 31, 2014
U.S. Government & other government related	$48	$—	$—	$—	$48	$—
State or local housing agency	3	—	—	—	3	—
FFELP ABS	14	—	877	(11)	891	(11)

Residential MBS:
GSE	—	—	1,996	(8)	1,996	(8)
Private-label	—	—	16	—	16	—
Total Residential MBS	—	—	2,012	(8)	2,012	(8)
Total	$65	$—	$2,889	$(19)	$2,954	$(19)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2015
U.S. Government & other government related	$1	$—	$15	$—	$16	$—
State or local housing agency	10	—	—	—	10	—

Residential MBS:
GSE	—	—	5	—	5	—
Private-label	10	—	1,341	(252)	1,351	(252)
Total Residential MBS	10	—	1,346	(252)	1,356	(252)
Total	$21	$—	$1,361	$(252)	$1,382	$(252)

As of December 31, 2014
U.S. Government & other government related	$13	$—	$5	$(1)	$18	$(1)
State or local housing agency	10	—	—	—	10	—

Residential MBS:
GSE	—	—	5	—	5	—
Private-label	12	—	1,384	(265)	1,396	(265)
Total Residential MBS	12	—	1,389	(265)	1,401	(265)
Total	$35	$—	$1,394	$(266)	$1,429	$(266)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of March 31, 2015	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$117	$117
Due after one year through five years	81	86	71	73
Due after five years through ten years	2	2	358	374
Due after ten years	371	395	953	1,018
ABS and MBS without a single maturity date	17,957	18,966	4,724	5,350
Total securities	$18,411	$19,449	$6,223	$6,932

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

As of March 31, 2015, we had a short-term housing price forecast with projected changes ranging from -3.0% to +8.0% over the twelve month period beginning January 1, 2015 for all markets. For the vast majority of markets, the short-term forecast has changes ranging from +1.0% to +5.0%.  Previously, long-term home price projections following the short-term period were projected to recover using one of five different recovery paths. Starting with the second quarter of 2014, a unique path was projected for each geographic area based on an internally developed framework derived from historical data.

Based on these inputs and assumptions, we had no OTTI charges for the three months ended March 31, 2015, and 2014.

The following table presents the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

	Three months ended March 31,
	2015	2014
Beginning Balance	$620	$677
Reductions:
Increases in cash flows expected to be collected that have been recognized as accretion income into interest income	(15)	(14)
Ending Balance	$605	$663

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents our advances by callable/putable features:

As of	March 31, 2015	December 31, 2014
Noncallable/nonputable	$29,093	$29,666
Callable	961	964
Putable	1,643	1,673
Total par value	31,697	32,303
Hedging adjustments	223	166
Other adjustments	21	16
Total advances	$31,941	$32,485

The following table presents our advances by redemption terms:

As of March 31, 2015	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$6,628	0.51%		$7,540	$7,834
One to two years	2,568	2.15%		2,368	2,112
Two to three years	4,369	1.09%		3,984	3,730
Three to four years	8,989	0.33%	[a]	8,689	8,908
Four to five years	6,861	0.29%	[a]	6,839	6,872
More than five years	2,282	2.31%		2,277	2,241
Total par value	$31,697	0.75%		$31,697	$31,697

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 7 – MPF Loans

The following table presents information on MPF Loans held in our portfolio by contractual maturity at the time of purchase. All are fixed-rate. Government is comprised of loans insured by the FHA and loans guaranteed by the VA, HUD or RHS.

As of	March 31, 2015	December 31, 2014
Medium term (15 years or less)	$971	$1,094
Long term (greater than 15 years)	4,692	4,905
Total unpaid principal balance	5,663	5,999
Net premiums, credit enhancement and deferred loan fees	22	23
Hedging adjustments	47	50
Total before allowance for credit losses	5,732	6,072
Allowance for credit losses on MPF Loans	(4)	(15)
Total MPF Loans held in portfolio, net	$5,728	$6,057

Conventional mortgage loans	$4,323	$4,619
Government insured mortgage loans	1,340	1,380
Total unpaid principal balance	$5,663	$5,999

See Note 8 - Allowance for Credit Losses for information related to our credit risk on MPF Loans and allowance for credit losses methodology.

In addition to our portfolio MPF products, PFIs sell eligible MPF Loans to us through the MPF Program infrastructure and we concurrently sell them to Fannie Mae under the MPF Xtra product and to third party investors under the MPF Direct product. Under our MPF Government MBS product, PFIs sell us Government Loans that we intend to hold in our portfolio for a short period of time until such loans are pooled into Ginnie Mae MBS. Other MPF Banks that offer these three products allow their PFIs to sell MPF Loans directly to us. For the period ending March 31, 2015, we held an immaterial amount of MPF Loans held for sale, recorded in Other Assets in our statements of condition. See Note 2 - Summary of Significant Accounting Policies for information related to our accounting for MPF Loans that are held for sale.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

We have established an allowance methodology for each of our portfolio segments:

•member credit products (advances, letters of credit and other extensions of credit to borrowers);
•conventional MPF Loans held for portfolio;
•government MPF Loans held for portfolio; and
•term Federal Funds sold and term securities purchased under agreements to resell.

For detailed information on these methodologies and our accounting policies please see Note 8 - Allowance for Credit Losses to the financial statements in our 2014 Form 10-K. Any updates to these accounting policies are noted below.

Member Credit Products

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

Conventional MPF Loans
MPF Risk Sharing Structure

We share the risk of credit losses on conventional MPF Loan products held in portfolio with our PFIs by structuring potential losses on conventional MPF Loans into layers with respect to each master commitment (MC). The credit risk analysis determines the degree to which layers of the MPF Risk Sharing Structure are available to recover losses on MPF Loans. PFIs deliver MPF Loans into pools designated by product specific MCs. The credit risk analysis is performed at an individual MC level as loss recovery is MC-specific and no risk layer can be applied across a PFI's MCs. With respect to participation interests in MPF Loans, losses are allocated amongst the participating MPF Banks pro-ratably based upon their respective percentage participation interest in the related MC. For further detail of our MPF Risk Sharing Structure see page F-31 in our 2014 Form 10-K.

The following table presents the changes in the allowance for credit losses on conventional MPF Loans.

	For the three months ended
	March 31, 2015	March 31, 2014
Balance, beginning of period	$15	$29
Losses charged to the allowance	(11)	(2)
Provision for (reversal of) credit losses	—	(3)
Balance, end of period	$4	$24

The following table presents the recorded investment by impairment methodology on conventional MPF Loans.

As of	March 31, 2015	December 31, 2014
Specifically identified and individually evaluated for impairment	$—	$12
Homogeneous pools of loans and collectively evaluated for impairment	4	3
Allowance for credit losses on conventional MPF Loans	$4	$15

Individually evaluated for impairment	$144	$160
Collectively evaluated for impairment	4,252	4,538
Total recorded investment	$4,396	$4,698

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Government MPF Loans Held in Portfolio

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

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators. Serious delinquency rate is defined as 90 days or more past due or in the process of foreclosure, as a percentage of the total recorded investment. Past due 90 days or more still accruing interest is defined as MPF Loans that are either government guaranteed or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee or insurance, such as PMI, of a financially responsible party) and in the process of collection.

	March 31, 2015			December 31, 2014
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$114	$74	$188	$138	$92	$230
Past due 60-89 days	37	20	57	43	23	66
Past due 90 days or more	133	42	175	153	44	197
Total past due	284	136	420	334	159	493
Total current	4,112	1,229	5,341	4,364	1,246	5,610
Total recorded investment	$4,396	$1,365	$5,761	$4,698	$1,405	$6,103
Also in process of foreclosure	$66	$14	$80	$77	$11	$88
Serious delinquency rate	3.04%	3.06%	3.04%	3.28%	3.15%	3.25%
Past due 90 days or more still accruing interest	$11	$42	$53	$25	$44	$69
On nonaccrual status	$144	$—	$144	$163	$—	$163

Troubled Debt Restructurings

As of March 31, 2015 and December 31, 2014, our recorded investment balances of mortgage loans classified as troubled debt restructurings were $68 million and $73 million, respectively. The financial amounts related to troubled debt restructurings are not material to our financial condition, results of operations, or cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. As of March 31, 2015, we did not have an allowance for our impaired MPF Loans. For further details see
Note 2 - Summary of Significant Accounting Policies to the financial statements.

As of	March 31, 2015	December 31, 2014
Recorded investment with an allowance	$—	$160
Recorded investment without an allowance	144	—
Unpaid principal balance with an allowance	—	158
Unpaid principal balance without an allowance	152	—
Related allowance	—	12

The following table summarizes the average recorded investment of impaired conventional MPF Loans. No interest income was recognized on impaired loans.

	For the three months ended
	March 31, 2015	March 31, 2014
Average recorded investment with an allowance	$—	$204
Average recorded investment without an allowance	148	—

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Polices to the financial statements in our 2014 Form 10-K for our accounting policies for derivatives.

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

Managing Credit Risk on Derivative Agreements

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 16 - Fair Value Accounting to the financial statements in our 2014 Form 10-K for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our over-the-counter bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $32 million of collateral at fair value to our derivatives counterparties at March 31, 2015.

Cleared swaps are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. We post initial and variation margin through the clearing member, on behalf of the clearinghouse, which could expose us to institutional credit risk in the event that a clearing member or the clearinghouse fail to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because a central clearinghouse counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The clearinghouse determines initial margin requirements for cleared derivatives. In this regard, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We were not required to post additional initial margin by our clearing agents at March 31, 2015.

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2014 Form 10-K for further discussion. In addition to the cash collateral as noted in the following table, we also pledged $76 million of investment securities at March 31, 2015, of which $76 million can be sold or repledged, as part of our initial margin related to cleared derivative transactions.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements.

	March 31, 2015					December 31, 2014
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$31,559	$71		$1,394		$30,940	$53		$1,348
Derivatives not in hedge accounting relationships-
Interest rate swaps	25,297	547		407		19,159	487		329
Interest rate swaptions	1,810	66		—		1,850	56		—
Interest rate caps or floors	1,164	104		—		1,164	105		—
Interest rate futures	1	—		—		3	—		—
Mortgage delivery commitments	501	6		6		284	3		3
Other	3	—		—		—	—		—
Derivatives not in hedge accounting relationships	28,776	723		413		22,460	651		332
Gross derivative amount before adjustments	$60,335	794		1,807		$53,400	704		1,680
Netting adjustments and cash collateral		(786)	[a]	(1,762)	[a]		(675)	[a]	(1,625)	[a]
Derivatives on statements of condition		$8		$45			$29		$55

[a]
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed by us with the same clearing agent and/or counterparty. Cash collateral posted was $1.0 billion at March 31, 2015, and $978 million at December 31, 2014. Cash collateral received was $55 million at March 31, 2015, and $29 million at December 31, 2014.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our gross recognized amount of offsetting derivative assets and liabilities for derivatives with legal right of offset as well as derivatives without the legal right of offset. Any over-collateralization received by or paid from us to an individual clearing member and/or at a counterparty arrangement level is not included in the determination of the net amount.  Specifically, any such over-collateralization amount received by us is not offset against another derivative asset counterparty exposure for which there is no legal right of offset, while any over-collateralization delivered by us is not offset against another derivative liability counterparty exposure for which there is no legal right of offset.

	Derivative Assets			Derivative Liabilities
As of March 31, 2015	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$707	$81	$788	$1,491	$310	$1,801
Netting adjustments and cash collateral	(705)	(81)	(786)	(1,455)	(307)	(1,762)
Derivatives with legal right of offset - net	2	—	2	36	3	39
Derivatives without legal right of offset	6	—	6	6	—	6
Derivatives on statements of condition	8	—	8	42	3	45
Noncash collateral received (pledged) and cannot be sold or repledged	1	—	1	—	3	3
Net amount	$7	$—	$7	$42	$—	$42

As of December 31, 2014
Derivatives with legal right of offset -
Gross recognized amount	$656	$45	$701	$1,466	$211	$1,677
Netting adjustments and cash collateral	(632)	(43)	(675)	(1,414)	(211)	(1,625)
Derivatives with legal right of offset - net	24	2	26	52	—	52
Derivatives without legal right of offset	3	—	3	3	—	3
Derivatives on statements of condition	27	2	29	55	—	55
Noncash collateral received (pledged) and cannot be sold or repledged	23	—	23	—	—	—
Net amount	$4	$2	$6	$55	$—	$55

At March 31, 2015, we had $74 million of additional net credit exposure on cleared derivatives due to instances where our pledged non-cash collateral to a counterparty exceeded our net derivative liability position. We had $4 million comparable exposure at December 31, 2014.

The tables below present the gains (losses) of derivatives and hedging activities as presented in the statements of income.

	Three months ended March 31,
For the periods ending	2015	2014
Fair value hedges -
Interest rate swaps	$(19)	$(6)
Cash flow hedges	—	1
Economic hedges -
Interest rate swaps	(23)	1
Interest rate swaptions	8	(15)
Interest rate caps or floors	(1)	(10)
Net interest settlements	24	15
Economic hedges	8	(9)
Gains (losses) on derivatives and hedging activities	$(11)	$(14)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income. We had no gain (loss) for hedged firm commitments on forward-starting advances that no longer qualified as a fair value hedge.

	Gain (loss)
	On Derivative	On Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities	Net Interest Settlements Recorded in Net Interest Income		Closed Hedge Adjustments Amortized into Net Interest Income
Three months ended March 31, 2015
Hedged item type -
Available-for-sale securities	$(36)	$31	$(5)	$(34)	[a]	$(10)	[b]
Advances	(61)	57	(4)	(20)	[a]	1	[b]
MPF Loans held for portfolio	—	—	—	—	[a]	(4)	[b]
Consolidated obligation bonds	74	(84)	(10)	58	[a]	—	[b]
Total	$(23)	$4	$(19)	$4	[a]	$(13)	[b]
Three months ended March 31, 2014
Hedged item type -
Available-for-sale securities	$(2)	$1	$(1)	$(35)	[a]	$—	[b]
Advances	(30)	32	2	(20)	[a]	(1)	[b]
MPF Loans held for portfolio	—	—	—	—	[a]	(5)	[b]
Consolidated obligation bonds	133	(140)	(7)	61	[a]	(5)	[b]
Total	$101	$(107)	$(6)	$6	[a]	$(11)	[b]

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

	Amortization of Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified From AOCI to Derivatives and Hedging Activities	Total Reclassified From AOCI to Statements of Income	Net Change in Other Comprehensive Income	Effective Portion Recorded in AOCI	Net Interest Settlements Classified in Net Interest Income
Three months ended March 31, 2015
Advances - interest rate floors	$3	$—	$3	$(3)	$—	$—
Discount notes - interest rate swaps	(1)	—	(1)	(26)	(27)	(62)	[a]
Bonds - interest rate swaps	(1)	—	(1)	1	—	—
Total	$1	$—	$1	$(28)	$(27)	$(62)	[a]
Three months ended March 31, 2014
Advances - interest rate floors	$3	$—	$3	$(3)	$—	$—
Discount notes - interest rate swaps	(1)	1	—	24	24	(61)	[a]
Total	$2	$1	$3	$21	$24	$(61)	[a]

[a]
Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $(1) million as of March 31, 2015. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 5 years.

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

As of March 31, 2015	Contractual Maturity	Weighted Average Interest Rate	By Next Maturity or Call Date
Due in one year or less	$2,190	3.00%	$23,807
One to two years	3,795	2.44%	2,898
Two to three years	8,074	1.94%	2,834
Three to four years	3,907	1.17%	980
Four to five years	6,599	1.56%	1,374
Thereafter	8,540	2.49%	1,212
Total par value	$33,105	2.04%	$33,105

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2015	December 31, 2014
Carrying Amount	$30,474	$31,054
Par Value	30,486	31,060
Weighted Average Interest Rate	0.11%	0.09%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	March 31, 2015	December 31, 2014
Noncallable	$10,763	$11,046
Callable	22,342	23,355
Par value	33,105	34,401
Bond premiums (discounts), net	15	17
Hedging adjustments	(93)	(177)
Fair value option adjustments	16	10
Total consolidated obligation bonds	$33,043	$34,251

Joint and Several Liability

We do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of March 31, 2015. As a result, we did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2015 and December 31, 2014.

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	March 31, 2015			December 31, 2014
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$459,021	$353,175	$812,196	$484,812	$362,363	$847,175
FHLB Chicago as primary obligor	33,105	30,486	63,591	34,401	31,060	65,461
As a percent of the FHLB System	7%	9%	8%	7%	9%	8%

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 – Capital

Under our Capital Plan our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 activity stock is available for purchase only to support a member's activity stock requirement. Class B2 membership stock is available to be purchased to support a member's membership stock requirement and any activity stock requirement.

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements on page F-44 of our 2014 Form 10-K. We complied with our minimum regulatory capital requirements as shown below:

	March 31, 2015		December 31, 2014
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,135	$4,416	$1,127	$4,317
Total regulatory capital	$2,806	$4,416	$2,874	$4,317
Total regulatory capital ratio	4.00%	6.29%	4.00%	6.01%
Leverage capital	$3,507	$6,623	$3,592	$6,475
Leverage capital ratio	5.00%	9.44%	5.00%	9.01%

Total regulatory capital and leverage capital do not include accumulated other comprehensive income (loss). Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the income (loss) in AOCI for the periods indicated:

	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized on Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	Total AOCI
Three months ended March 31, 2015
Beginning balance	$1,060	$(264)	$(580)	$1	$217
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(22)	13	(27)	(8)	(44)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)	—	(1)
Total other comprehensive income in the period	(22)	13	(28)	(8)	(45)
Ending balance	$1,038	$(251)	$(608)	$(7)	$172

Three months ended March 31, 2014
Beginning balance	$1,052	$(320)	$(665)	$—	$67
Change in the period recorded to the statements of condition, before reclassifications to statements of income	55	14	24	—	93
Amounts reclassified in period to statements of income:
Net interest income	—	—	(2)	—	(2)
Non-interest gain (loss)	—	—	(1)	—	(1)
Non-interest expense	—	—	—	1	1
Total other comprehensive income in the period	55	14	21	1	91
Ending balance	$1,107	$(306)	$(644)	$1	$158

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13- Fair Value Accounting

For accounting policies regarding fair values see Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2014 Form 10-K. For a description of the valuation techniques and significant inputs see Note 16 - Fair Value Accounting to the financial statements in our 2014 Form 10-K. There has been one significant change in our valuation technique since then.

The fair values of all interest rate derivative agreements are netted by clearing member and/or by counterparty, including cash collateral received from or delivered to the counterparty. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. We generally use a midmarket pricing convention based on the bid-ask spread for fair-value measurements. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes. We evaluated the potential for the fair value of the instruments to be affected by changes in our counterparty credit risk and our own credit risk, and we made no adjustments as they were insignificant to the overall fair-value measurements. When midmarket pricing inputs are unavailable, we use a discounted cash-flow model which uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•	Discount rate assumption. At March 31, 2015 we used the overnight-index swap (OIS) curve and at December 31, 2014 we used the LIBOR swap curve.

We operationally implemented using the OIS curve to determine the fair value of derivative contracts in the first quarter of 2015. The initial effect of using the OIS curve did not have a material effect on our operating activities or financial statements.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair values of financial instruments

	Carrying Amount		Fair Value Hierarchy
		Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Financial Assets -
Cash and due from banks	$1,458	$1,458	$1,458	$—	$—
Interest bearing deposits	560	560	560	—	—
Federal Funds sold	3,022	3,022	—	3,022	—
Securities purchased under agreements to resell	1,400	1,400	—	1,400	—
Held-to-maturity securities	6,223	6,932	—	5,514	1,418
Advances	31,941	31,995	—	31,995	—
MPF Loans held in portfolio, net	5,728	6,266		6,111	155
Financial Liabilities -
Deposits	(646)	(646)	—	(646)	—
Consolidated obligation discount notes	(30,474)	(30,473)	—	(30,473)	—
Consolidated obligation bonds	(33,043)	(33,672)	—	(33,613)	(59)	[a]
Subordinated notes	(944)	(1,002)	—	(1,002)	—
December 31, 2014
Financial Assets -
Cash and due from banks	$342	$342	$342	$—	$—
Interest bearing deposits	560	560	560	—	—
Federal Funds sold	1,525	1,525	—	1,525	—
Securities purchased under agreements to resell	3,400	3,400	—	3,400	—
Held-to-maturity securities	7,118	7,824	—	6,356	1,468
Advances	32,485	32,546	—	32,546	—
MPF Loans held in portfolio, net	6,057	6,585	—	6,435	150
Financial Liabilities -
Deposits	(666)	(666)	—	(666)	—
Consolidated obligation discount notes	(31,054)	(31,055)	—	(31,055)	—
Consolidated obligation bonds	(34,251)	(34,831)	—	(34,768)	(63)	[a]
Subordinated notes	(944)	(1,013)	—	(1,013)	—

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Financial instruments measured at fair value on a recurring basis on our statements of condition

As of March 31, 2015	Level 2	Level 3		Netting		Fair Value
Financial assets -
Trading securities:
U.S. Government & other government related non-MBS	$101	$—				$101
GSE residential MBS	59	—				59
U.S. Governmental-guaranteed residential MBS	2	—				2
Trading securities	162	—				162
Available-for-sale securities:
U.S. Government & other government related non-MBS	479	—				479
State or local housing agency non-MBS	4	—				4
FFELP ABS	5,994	—				5,994
GSE residential MBS	10,648	—				10,648
U.S. Government-guaranteed residential MBS	2,255	—				2,255
Private-label residential MBS	—	69				69
Available-for-sale securities	19,380	69				19,449
Advances	85	—				85
Derivative assets	785	9		$(786)	[a]	8
Total financial assets at fair value	$20,412	$78		$(786)		$19,704
Level 3 as a percent of total assets at fair value		0.4%
Financial liabilities -
Consolidated obligation discount notes	$(7,655)	$—				$(7,655)
Consolidated obligation bonds	(2,903)	(59)	[b]			(2,962)
Derivative liabilities	(1,807)	—		$1,762	[a]	(45)
Total financial liabilities at fair value	$(12,365)	$(59)		$1,762		$(10,662)
Level 3 as a percent of total liabilities at fair value		0.6%
As of December 31, 2014
Financial assets -
Trading securities:
U.S. Government & other government related non-MBS	$102	$—				$102
GSE residential MBS	63	—				63
U.S. Governmental-guaranteed residential MBS	2	—				2
Trading securities	167	—				167
Available-for-sale securities:
U.S. Government & other government related non-MBS	508	—				508
State or local housing agency non-MBS	3	—				3
FFELP ABS	6,221	—				6,221
GSE residential MBS	10,827	—				10,827
U.S. Government-guaranteed residential MBS	2,345	—				2,345
Private-label residential MBS	—	71				71
Available-for-sale securities	19,904	71				19,975
Advances	83	—				83
Derivative assets	691	13		$(675)	[a]	29
Total financial assets at fair value	$20,845	$84		$(675)		$20,254
Level 3 as a percent of total assets at fair value		0.4%
Financial liabilities -
Consolidated obligation discount notes	$(1,799)	$—				$(1,799)
Consolidated obligation bonds	(2,785)	(63)	[b]			(2,848)
Derivative liabilities	(1,680)	—		$1,625	[a]	(55)
Total financial liabilities at fair value	$(6,264)	$(63)		$1,625		$(4,702)
Level 3 as a percent of total liabilities at fair value		1.3%

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Financial instruments carried at fair value on a recurring basis using Level 3 inputs were immaterial and there were no significant changes in balances in unobservable inputs (Level 3) in the three months ended March 31, 2015, or 2014.

Assets measured at fair value on a nonrecurring basis on our statements of condition

Assets that are not carried at fair value in our statements of condition may be required to be measured at fair value under certain circumstances. Examples include, but are not limited to, conventional MPF Loans that become impaired or REO that have declined in fair value during the reporting period. We measure such assets at fair value on a nonrecurring basis. Effective January 1, 2015, we began using an Automated Valuation Methodology (AVM) to determine the fair value of our impaired conventional MPF Loans and REO pursuant to the guidance provided by Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). Refer to Note 2 - Summary of Significant Accounting Policies for further details. The table below presents assets that typically are not carried at fair value that were measured at fair value in our statements of condition as of the dates shown.

	Level 3
As of	March 31, 2015	December 31, 2014
Impaired conventional MPF Loans held in portfolio	$155	$150
REO (recorded in Other Assets)	31	9

Fair Value Option
We elected the fair value option for advances, discount notes, and consolidated obligation bonds for which hedge accounting treatment may not be achieved. Specifically, hedge accounting may not be achieved in cases where it may be difficult to pass prospective or retrospective effectiveness testing under derivative hedge accounting guidance even though the interest rate swaps used to hedge these financial instruments have matching terms. Accordingly, electing the fair value option allows us to better match the change in fair value of the advance, discount note, and short-term consolidated obligation bonds with the interest rate swap economically hedging it. We made no adjustments to the fair values of our instruments under the fair value option for credit risk as of the dates presented.

The following table summarizes the activity related to financial assets and liabilities for which we elected the fair value option.

	March 31, 2015			March 31, 2014
		Consolidated Obligation			Consolidated Obligation
	Advances	Bonds	Discount Notes	Advances	Bonds	Discount Notes
For the three months ended
Balance beginning of period	$83	$(2,785)	$(1,799)	$30	$(1,021)	$(75)
New transactions elected for fair value option	—	(628)	(5,855)	—	(2,660)	—
Maturities and extinguishments (if any)	—	515	—	—	270	75
Net gain (loss) on instruments held at fair value	1	2	—	—	4	—
Change in accrued interest and other	1	(7)	(1)	—	(1)	—
Balance end of period	$85	$(2,903)	$(7,655)	$30	$(3,408)	$—

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	March 31, 2015			December 31, 2014
As of	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Advances	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes
Unpaid Principal Balance	$81	$2,887	$7,656	$80	$2,775	$1,800
Fair Value Over (Under) UPB	4	16	(1)	3	10	(1)
Fair Value	85	2,903	7,655	83	2,785	1,799

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The table below shows our commitments outstanding, which represent off-balance sheet obligations, for the periods presented.

	March 31, 2015				December 31, 2014
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$610	$—		$610	$91	$—		$91
Member standby letters of credit	3,615	1,398	[a]	5,013	2,410	1,207	[a]	3,617
Housing authority standby bond purchase agreements	17	436		453	155	262		417
Committed unused member lines of credit	—	—		—	4,000	—		4,000
Advance commitments	85	108		193	158	104		262
Other commitments	314	—		314	211	—		211
Commitments	$4,641	$1,942		$6,583	$7,025	$1,573		$8,598

[a]	Contains $981 million and $974 million of member standby letters of credit at March 31, 2015, and December 31, 2014, which were renewable annually.

For a description of previously defined terms see Note 17 - Commitments and Contingencies to the financial statements in our 2014 Form 10-K.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 15 – Transactions with Members and Other FHLBs

We define related parties as members that own 10% or more of our capital stock or members whose officers or directors also serve on our Board of Directors. Capital stock ownership is a prerequisite to transacting any member business with us. Members and former members own all of our capital stock. See Note 11 - Capital for further details.

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

As of	March 31, 2015	December 31, 2014
Assets - Interest bearing deposits	$560	$560
Assets - Advances	11,170	11,159
Assets - Advance Interest Receivable	3	2
Liabilities - Deposits	20	26
Equity - Capital Stock	268	267

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs at market rates. These transactions are overnight, maturing the following business day.  These and other transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Selected statements of condition data
Total investments [a]	$30,816	$32,745	$30,229	$36,125	$41,414
Advances	31,941	32,485	26,766	24,782	22,372
MPF Loans held in portfolio, gross	5,732	6,072	6,438	6,913	7,318
Less: allowance for credit losses	(4)	(15)	(16)	(19)	(24)
Total assets	70,147	71,841	72,031	68,057	72,039
Consolidated obligations, net -
Discount notes	30,474	31,054	30,507	23,795	26,889
Bonds	33,043	34,251	35,239	38,021	39,183
Total capital stock	1,923	1,902	1,801	1,796	1,705
Total retained earnings	2,484	2,406	2,304	2,198	2,107
Total capital	4,579	4,525	4,344	4,234	3,970
Other selected data at period end
MPF off-balance sheet loans outstanding [b]	$14,662	14,474	$14,298	$14,161	$14,040
FHLB systemwide consolidated obligations (par)	812,196	847,175	816,950	799,980	753,940
Number of members	745	751	757	758	752
Total employees (full and part time)	408	405	391	401	370
Selected statements of income data
Net interest income after provision for credit losses	$130	$136	$140	$122	$130
Non-interest gain (loss)	(5)	18	11	13	(10)
Non-interest expense	33	35	28	31	30
Net income	83	107	110	94	81
Other selected data during the periods
MPF off-balance sheet loan volume funded - system [b]	$698	$604	$591	$466	$376
MPF off-balance sheet loan volume funded - FHLBC [b]	357	315	281	213	166
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.29%	6.01%	5.71%	5.88%	5.30%
Market value of equity to book value of equity	112%	114%	116%	117%	115%
Total investments - % of total assets	44%	46%	42%	53%	57%
Advances - % of total assets	46%	45%	37%	36%	31%
MPF Loans held in portfolio, net - % of total assets	8%	8%	9%	10%	10%
Dividend rate class B1 activity stock-period paid	2.25%	2.00%	1.50%	1.50%	1.30%
Dividend rate class B2 membership stock-period paid	0.50%	0.50%	0.50%	0.50%	0.30%
Return on average assets	0.44%	0.58%	0.62%	0.52%	0.46%
Return on average equity	7.34%	9.60%	10.16%	9.10%	8.46%
Average equity to average assets	5.99%	6.03%	6.07%	5.76%	5.46%
Net yield on average interest-earning assets	0.70%	0.75%	0.79%	0.67%	0.74%
Return on average Regulatory Capital spread to three month LIBOR index	7.51%	9.84%	10.53%	9.51%	8.54%
Cash dividends	$5	$5	$4	$3	$2
Dividend payout ratio	6.02%	4.67%	3.64%	3.19%	2.47%

[a]	Total investments includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF off-balance sheet outstanding loans are not held on our statements of condition. These MPF Program loans are purchased from our PFIs or the PFIs of systemwide FHLBs and are concurrently resold to Fannie Mae or other third party investors under the MPF Xtra and MPF Direct programs. See Mortgage Partnership Finance Program beginning on page 7 in our 2014 Form 10-K.

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2014 Form 10-K on page 19.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2015 Financial Highlights

•	We recorded net income of $83 million for the first quarter of 2015, up slightly from $81 million in the first quarter of 2014.

•
Net interest income for the first quarter of 2015 was $130 million, consistent with the first quarter of 2014 as the decline in our higher-earning investment and MPF Loan portfolios was offset by lower rates incurred on our debt.

•
Total Investment Securities declined $1.5 billion from $27.3 billion at December 31, 2014, to $25.8 billion at March 31, 2015, as the portfolio continued to pay down reflecting our current investment restriction which limits our ability to acquire longer-term investments.

•	Advances outstanding were $31.9 billion at March 31, 2015, down $600 million from December 31, 2014.

•	Total assets decreased $1.7 billion during the first quarter of 2015, to $70.1 billion at March 31, 2015.

•	We reached $2.48 billion in retained earnings at March 31, 2015.

•	We remained in compliance with all of our regulatory capital requirements.

Summary and Outlook

The Federal Home Loan Bank of Chicago is a member-focused Bank oriented to support members in the communities they serve. Through an ongoing dialogue with our members, we’ve designed products and services to be responsive to their business needs. We have also used our increasingly strong capital position to permit each member to access and use the cooperative in a manner most appropriate for its business.

Last quarter, we increased the dividend on the activity-based stock to reward those members that do business with the Bank and, thereby, support the entire cooperative. We also reduced the membership stock requirement to lower members' cost of accessing the Bank and to free up capital for members that use the Bank primarily as a source of emergency liquidity. More than 600 of our members directly benefited from that reduced requirement this spring as we enabled them to request repurchase of their stock to redeploy the capital in their businesses and their communities.

On April 28, 2015, the Board of Directors maintained the dividend levels set last quarter by declaring a cash dividend at an annualized rate of 0.50% on Class B2 membership stock and at an annualized rate of 2.25% on Class B1activity stock, based on the Bank's preliminary financial results for the first quarter of 2015. The Board of Directors determined to pay a higher dividend per share on Class B1 activity stock than on Class B2 membership stock to recognize members that utilize Bank advances; this activity contributes to the overall health of the entire cooperative. The higher dividend, in effect, lowers members' cost of doing business with the Bank.

To assist members in accessing the secondary mortgage market, we have developed a suite of Mortgage Partnership Finance (MPF) products that will provide members with additional outlets for their housing loans, including high balance loans and government loans. Those programs are in full rollout and are available to all members.

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

The tables below present the increase or decrease in interest income and expense before the provision for credit losses due to volume or rate variances. Any change due to the combined volume/rate variance has been allocated ratably to volume and rate. The calculation of these components includes the following considerations:

•	Average daily balances are computed using historical amortized cost balances except for items carried under the fair value option which include changes in fair value.

•	MPF Loans held in portfolio that are on nonaccrual status are included in average daily balances used to determine the effective yield/rate.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

	March 31, 2015			March 31, 2014			Increase (decrease) due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$11,187	$3	0.11%	$8,886	$1	0.05%	$—	$2	$2
Investment securities	25,676	204	3.18%	30,515	227	2.98%	(36)	13	(23)
Advances	31,704	45	0.57%	22,171	39	0.70%	17	(11)	6
MPF Loans held in portfolio	5,788	69	4.77%	7,408	88	4.75%	(19)	—	(19)
Total Interest Income on Assets	74,355	321	1.73%	68,980	355	2.06%	(38)	4	(34)
Consolidated obligation discount notes	36,273	72	0.79%	28,188	67	0.95%	19	(14)	5
Consolidated obligation bonds	32,706	105	1.28%	36,417	147	1.61%	(15)	(27)	(42)
Subordinated notes	944	14	5.93%	944	14	5.93%	—	—	—
Total Interest Expense on Liabilities	69,923	191	1.09%	65,549	228	1.39%	4	(41)	(37)
Net yield on interest-earning assets	$74,355	$130	0.70%	$68,980	$127	0.74%	$(42)	$45	$3

Net interest income changed mainly due to the following:

•
Investment interest income declined primarily due to the decline in average investment balances as securities matured or paid down. Our ability to make new investments that have a term to maturity in excess of 270 days is restricted. For further information, see Investments on page 12 in our 2014 Form 10-K. This decline is partially offset by accretion into interest income of expected improvements in the present value of cash flows on securities that were previously charged with credit related OTTI, resulting in an increase in the implied yield. For the three months ended March 31, 2015, we recorded accretion of $15 million. For the comparable period in 2014, accretion was $14 million. Future accretion is dependent upon how estimated market conditions may impact the projected cash flows, and may vary from past experience.

•
Interest income from advances increased primarily due to increases in volume, which was partially the result of a Reduced Capitalization Advance Program (RCAP) where we lower the cost of borrowing by providing term advances at

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

a reduced capital stock requirement. See Reduced Capitalization Advance Program on page 54 in our 2014 Form 10-K for further information.

•	Interest income from MPF Loans continued to decline as expected due to the decreased volume of MPF Loans outstanding.

•
Interest expense decreased primarily as a result of a reduction in the average interest rates of our debt portfolio. As higher rate debt has matured or been called, the debt was replaced with lower-rate funding. Market rates on our short term discount notes also declined on average and we benefited from these lower rates by increasing the mix of discount notes as compared to bonds.

Net interest income is also impacted by fair value and cash flow hedging activity. For details see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option below.

Non-Interest Gain (Loss)

	Three months ended March 31,
	2015	2014
Trading securities	$(1)	$(5)
Derivatives and hedging activities	(11)	(14)
Instruments held under fair value option	3	4
Other, net	4	5
Noninterest gain (loss)	$(5)	$(10)

Other, net

Included in Other, Net is a fee we earned as the master servicer for other FHLBs participating in the MPF Program. These amounted to $3 million and $2 million for the three months ended March 31, 2015 and 2014.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Gains (losses) on these activities have stabilized in recent quarters primarily as a result of less volatile hedging costs, which is consistent with hedging strategies of our more simplified balance sheet, along with a more stable economy.

Most of our total net effect from hedging activities was recorded as a component of net interest income. This was primarily due to the amortization of negative hedge adjustments from previously active hedges that were closed (de-designated) but where the previously hedged instrument is still outstanding.

Gains on our instruments held under fair value option were mostly driven by the increase in the two year interest rate swap rate, which is a significant valuation input for the shorter-term consolidated obligation bonds for which we elect the fair value option.

Details of the impact on all of these hedging related items are in the table on the following page.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the impact of Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option on our results of operations.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended March 31, 2015
Amortization/accretion	$4	$(10)	$(4)	$(1)	$(1)	$(12)
Net interest settlements	(20)	(34)	—	(62)	58	(58)
Total recorded in net interest income	(16)	(44)	(4)	(63)	57	(70)
Fair value hedges - ineffectiveness net gain (loss)	(4)	(5)	—	—	(10)	(19)
Economic hedges - net gain (loss)	(2)	—	2	2	6	8
Total recorded derivatives & hedging activities	(6)	(5)	2	2	(4)	(11)
Amounts recorded in non-interest gain (loss) -
Instruments held under fair value option	1	—	—	—	2	3
Total net effect gain (loss) of hedging activities	$(21)	$(49)	$(2)	$(61)	$55	$(78)

Three months ended March 31, 2014
Amortization/accretion	$2	$—	$(5)	$(1)	$(5)	$(9)
Net interest settlements	(20)	(35)	—	(61)	61	(55)
Total recorded in net interest income	(18)	(35)	(5)	(62)	56	(64)
Fair value hedges - ineffectiveness net gain (loss)	2	(1)	—	—	(7)	(6)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	—	—	(9)	—	—	(9)
Total recorded derivatives & hedging activities	2	(1)	(9)	1	(7)	(14)
Amounts recorded in non-interest gain (loss) -
Instruments held under fair value option	—	—	—	—	4	4
Total net effect gain (loss) of hedging activities	$(16)	$(36)	$(14)	$(61)	$53	$(74)

Non-Interest Expense

	Three months ended March 31,
	2015	2014
Compensation and benefits	$19	$16
Other operating expenses	11	10
Other	3	4
Noninterest expense	$33	$30

Compensation and benefits increased as we add employees in order to continue to enhance our member-focused bank capabilities. We also increased staff as we continue to build out the MPF Program platform to support new products such as MPF Direct and MPF Government MBS. We had 408 employees as of March 31, 2015, compared to 370 as of March 31, 2014.

Other operating expenses increased mostly due to information technology, primarily in the area of information technology security, and systems related to the MPF Program and customer relationship management.

Other category improvement is mostly related to our real estate owned (REO) portfolio as a result of foreclosures. As the economy has improved, so have our results on our REO sales.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended March 31,
	2015	2014
Net unrealized gain (loss) on available-for-sale securities	$(22)	$55
Non-credit OTTI on held-to-maturity securities	13	14
Net unrealized gain (loss) on cash flow hedges	(28)	21
Post-retirement plans	(8)	1
Other comprehensive income (loss)	$(45)	$91

Net unrealized gain (loss) on available-for-sale securities

The net unrealized loss for the three months ended March 31, 2015 resulted primarily from the reversal of AOCI related to available-for-sale securities that prepaid during the period. We still have a substantial unrealized gain position remaining in our AOCI related to our AFS securities portfolio. This remaining unrealized gain position will only be realized into net income if we sell our AFS securities before maturity. If we do not sell these securities, the gains will eventually reverse to zero within AOCI as they mature or prepay.

Non-credit OTTI on held-to-maturity securities

Over the past several years, we have accreted back into the carrying amount of these securities a portion of the previously incurred non-credit OTTI recorded during the financial crisis. As these securities approach maturity, we expect these unrealized non-credit losses to continue to reverse as principal and interest from the securities are received over time. We also expect the rate of accretion to decline as these securities approach maturity unless there is any further credit-related impairment.

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges is due to a small decrease in long term interest rates.  Our cash flow hedges are more sensitive to changes in longer term rates than changes to shorter term rates.  We have a substantial unrealized loss position in AOCI related to these cash flow hedges.

Post-retirement plans

The unrealized loss in the post-retirement plans for the three months ended March 31, 2015, is due to a revision to the mortality tables we use for our post-retirement healthcare and supplemental defined benefit equalization plan. We do not expect this to be a recurring event and, as this effect is amortized over a period of several years, we expect its impact to our results of operations to be immaterial.

For further information on all of the above activity in Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2015	December 31, 2014
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$6,440	$5,827
Investment securities	25,834	27,260
Advances	31,941	32,485
MPF Loans held in portfolio, net	5,728	6,057
Other	204	212
Total assets	$70,147	$71,841
Consolidated obligation discount notes	$30,474	$31,054
Consolidated obligation bonds	33,043	34,251
Subordinated notes	944	944
Other	1,107	1,067
Total liabilities	65,568	67,316
Capital stock	1,923	1,902
Total retained earnings	2,484	2,406
Accumulated other comprehensive income (loss)	172	217
Total capital	4,579	4,525
Total liabilities and capital	$70,147	$71,841

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

Our liquidity position was relatively unchanged, as we continue to take advantage of the very low interest rates in the market by issuing debt in the form of short term discount notes and investing it in short term liquid assets.

Investment Securities

We are required to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. At March 31, 2015, our MBS portfolio was 3.87 times our total regulatory capital and our advances represented 46% of our total assets, thus we expect our portfolios to continue to decline over time as a result of this limitation.

Advances

Member demand for advances decreased slightly in 2015 after a significant increase in advances during 2014. The increase in 2014 was the result of members taking advantage of the benefits of our Reduced Capitalization Advance Program (RCAP) to lower their cost of borrowing. See Reduced Capitalization Advance Program on page 54 in the 2014 Form 10-K for further information. We have a significant funding long-term commitment with a member that contributes to the still historically high level of outstanding advances. While our advances decreased only slightly so far in 2015, it is possible that our advances may decrease more to the extent our members elect to utilize alternative funding resources.

MPF Loans Held in Portfolio, Net

MPF Loans continued to decline as expected, a result of our past business strategy to limit the concentration of our MPF Loan portfolio relative to our total assets. We have begun to explore adding new MPF Loans to our portfolio, in addition to our MPF off-balance sheet products where we buy and concurrently resell MPF Loans to other third party investors or securitize MPF Loans into MBS. We do not expect these new MPF Loans in the near-term to be material on our balance sheet but may become so over a longer-term period of time.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending March 31, 2015, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 49 in our 2014 Form 10-K for a detailed description of our liquidity requirements.
We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of March 31, 2015, our overnight liquidity was $8.0 billion or 11% of total assets, giving us an excess overnight liquidity of $5.5 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2015, we had excess liquidity of $36.3 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $20.6 billion as of March 31, 2015.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain daily liquidity through short-term investments in an amount at least equal to anticipated cash outflows under two different scenarios. We may fund overnight or shorter term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 23 in the Risk Factors section of our 2014 Form 10-K.

Funding

Conditions in Financial Markets

During the first quarter of 2015, Treasury rates fell. The 10 year treasury fell by 25 basis points ending at 1.92 percent. The market continues to wait for increases in the Federal Funds rate. We continued to have ready access to funding during the quarter.
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  Net cash provided by (used in) operating activities was $121 million for the three months ended March 31, 2015. This resulted from net income adjusted for non-cash adjustments, which primarily is attributable to a positive net change in accrued interest payable from the prior quarter.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. Net cash provided by (used in) investing activities was $2.9 billion for the three months ended March 31, 2015. This resulted primarily from a net decrease in securities purchased under agreements to resell, maturities related to held-to-maturity and available-for-sale investment securities, and principal collected on MPF Loans held in portfolio, partially offset by a net increase in federal funds sold. The shift away from investment securities is consistent with our objective to transition to making advances to our members our primary business.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. Net cash provided by (used in) financing activities was $(1.9) billion for the three months ended March 31, 2015. This was primarily driven by paydowns in excess of issuances related to both our consolidated obligation bonds and consolidated obligation discount notes.

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

Shorter term discount notes and longer term bonds decreased during the first three months of 2015 due to a lack of need in funding as our overall asset portfolio decreased. For the comparable period in 2014, shorter term discount notes declined significantly as we issued more attractively-priced, longer-termed consolidated obligation bonds.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

Three months ended March 31,	2015	2014
Discount notes	$(583)	$(4,201)
Bonds	(1,294)	7,056
Total consolidated obligations	$(1,877)	$2,855

Subordinated Notes

On March 30, 2015, Standard & Poor's Ratings Services lowered its subordinated debt rating on our subordinated notes to 'A' from 'AA-'. Our long-term/short-term credit ratings remain unchanged by S&P, at AA+/Stable/A-1+.

Our subordinated notes mature on June 13, 2016, and the above ratings change had no significant impact.

Capital Resources

Capital Rules

Under our Amended and Restated Capital Plan of the Federal Home Loan Bank of Chicago, effective as of July 1, 2013 (Capital Plan), our stock consists of two sub-classes of stock, Class B1 stock and Class B2 stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 stock is available for purchase only to support a member's activity stock requirement. Class B2 stock is available to be purchased to support a member's membership stock requirement and any activity stock requirement.

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

Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement and any automatic conversion of Class B2 stock to Class B1 stock related to the threshold will apply on a daily basis. We implemented the revised membership stock requirements discussed above during our annual recalculation in April 2015, using each member's mortgage assets as of December 31, 2014. More than 600 of our members directly benefited from that reduced requirement as we enabled them to request repurchase of their stock to redeploy the capital in their businesses and their communities. As of April 30, 2015, we have repurchased $168 million in excess capital stock resulting from these reduced membership stock requirements.

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

Minimum Capital Requirements

For details on our minimum capital requirements, see Note 11 - Capital to the financial statements. As of the date of this filing, we have managed our capital base and assets to remain in compliance with our minimum capital requirements.
Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

	March 31, 2015	December 31, 2014	Change
Capital stock	$1,923	$1,902	$21
Total retained earnings	2,484	2,406	78
Total permanent capital	4,407	4,308	99
Accumulated other comprehensive income (loss)	172	217	(45)
Total GAAP capital	$4,579	$4,525	$54

Capital Stock	$1,923	$1,902	$21
MRCS	9	9	—
Total retained earnings	2,484	2,406	78
Regulatory capital	$4,416	$4,317	$99

Although we have had no OTTI in 2015, credit deterioration may negatively impact our remaining private-label MBS portfolio.  We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages were to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 28 of the Risk Factors section of our 2014 Form 10-K.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations.

On April 28, 2015, our Board of Directors declared a cash dividend at an annualized rate of 2.25% per share of Class B1 activity stock and 0.50% per share of Class B2 membership stock, based on our preliminary financial results for the first quarter of 2015. Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

For further information about our Retained Earnings and Dividend Policy, see Retained Earnings and Dividend Policy on page 57 in our 2014 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement on page F-45 in our 2014 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies

The table below identifies our critical accounting policies and estimates and the page number where a detailed description of each can be found in our 2014 Form 10-K.

Overnight Indexed Swaps (OIS)	Page 60
Estimating Fair Value	Page 60
Joint and Several Liability	Page 61
Other-Than-Temporary Impairment (OTTI)	Page 62
Significant Inputs Used On All Residential Private-Label MBS Securities	Page 62

Significant changes in our critical accounting policies from our 2014 Form 10-K are outlined below. Also see
Note 2 - Summary of Significant Accounting Policies and Note 3 - Recently Issued but Not Yet Adopted Accounting Standards to the financial statements for the impact of changes in accounting policies and recently issued accounting standards on our financial results.

Overnight Indexed Swaps (OIS)

We started using the OIS curve to determine the fair value of our derivative contracts in the first quarter of 2015. The initial effect of using the OIS curve did not have a material effect on our operating activities or financial statements.

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

As of March 31, 2015	AA	A	Unrated	Total
Domestic U.S. - Interest-Bearing Deposits	$—	$560	$—	$560
Domestic U.S. - Fed Funds Sold	—	—	22	22
U.S. branches and agency offices of foreign commercial banks:
Canada - Fed Funds Sold	250	1,500	—	1,750
Sweden - Fed Funds Sold	—	500	—	500
Netherlands - Fed Funds Sold	—	400	—	400
Finland - Fed Funds Sold	350	—	—	350
Total unsecured credit exposure	$600	$2,960	$22	$3,582

In the above table no investments were longer than of overnight duration; $582 million were with members.

Investment Securities

We hold a variety of investment securities we believe are low risk and mostly government backed or insured such as GSE debt, and FFELP ABS. There was no material change in the credit ratings of these AA or better rated securities since December 31, 2014, and except for private-label MBS as noted below, we have never taken an impairment charge on these securities. For further details see page 66 in our 2014 Form 10-K.

Our private label MBS are predominantly variable rate securities rated below investment grade BBB. There was no material change in overall credit quality since December 31, 2014, nor have we acquired any new private label MBS. We had no other-than-temporary impairment (OTTI) losses to date in 2015. For further details see page 69 in our 2014 Form 10-K.

The following table presents the components of amortized cost of our private label MBS (whether or not impaired), and where applicable, the life-to-date OTTI credit impairment taken over time on some of these securities. For further details, see Note 5 - Investment Securities - Other-Than-Temporary Impairment Analysis to the financial statements.

As of March 31, 2015	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private label MBS	$1,798	$(742)	$280	$1,336

[a]	Life-to-date OTTI credit impairment excludes certain adjustments, such as increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of principal shortfalls and life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Member Credit Outstanding

The following table presents the number of borrowers and credit outstanding to our borrowers by rating. Our internal rating reflects our assessment of the default risk associated with a member rather than the risk of loss on the credit outstanding.  We manage our credit risk through collateral controls and, based on our risk rating, increase over-collateralization requirements as a member deteriorates.  As a result, we have never suffered a credit loss from a member default. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Of the total credit outstanding, $31.9 billion were advances and $5.0 billion were letters of credit at March 31, 2015, compared to $32.5 billion and $3.6 billion at December 31, 2014.

	March 31, 2015					December 31, 2014
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	474	93%	$36,504	99%	$84,900	481	92%	$35,651	98%	$76,797
4	12	2%	146	—%	354	15	3%	183	1%	331
5	23	5%	212	1%	318	25	5%	240	1%	388
Total	509	100%	$36,862	100%	$85,572	521	100%	$36,074	100%	$77,516

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

MPF Loans

Our allowance declined in 2015 compared to 2014 primarily as a result of change in regulation by AB 2012-02, for further details see Note 2 - Summary of Significant Accounting Policies to the financial statements. For details on our allowance for credit losses, please see Note 8 - Allowance for Credit Losses to the financial statements.

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third party investors under the MPF Direct product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the ineligible MPF Loan or provide an indemnity. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or indemnify us for related losses. Under the MPF Direct product, if a PFI is insolvent, our repurchase liability is limited to a PFI's failure to deliver the required loan documentation and excludes repurchases for breaches of loan level representations and warranties. In addition, if we purchased the ineligible MPF Loan from a PFI of another MPF Bank, the MPF Bank will indemnify us for any losses we may incur.

For the three months ended March 31, 2015, we have repurchased $9 million, of unpaid principal balances related to MPF Xtra loans sold to Fannie Mae. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs we incurred no material losses on these loans. As of March 31, 2015, we have $51 million of unpaid principal with respect to mortgage loans that represent unresolved claims with Fannie Mae, in which a repurchase demand may occur; see Note 14 - Commitments and Contingencies to the financial statements. Due to the minimal volume of MPF Loans purchased under the MPF Direct product, we did not estimate any mortgage repurchase liability with respect to MPF Direct loans. We did not estimate any mortgage repurchase liability with respect to MPF Government MBS loans since no MPF Loans were pooled into securities guaranteed by Ginnie Mae under the MPF Government MBS product as of March 31, 2015.

For further details, see Mortgage Repurchase Risk on page 74 in our 2014 Form 10-K.

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

Bilateral Derivatives. We are subject to credit risk due to nonperformance by counterparties to derivative agreements. We require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to a counterparty depends on the credit rating of that counterparty. The counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements with counterparties as of March 31, 2015.

Cleared Derivatives. We are subject to credit risk due to nonperformance by the clearinghouse. The requirement that we post initial and variation margin through the FCM, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the FCM or the clearinghouse fails to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because individual counterparties are replaced by the central clearinghouse counterparty and collateral is posted daily for changes in the value of cleared derivatives. We do not anticipate any credit losses on our cleared derivatives as of March 31, 2015.

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
As of March 31, 2015
Non-member counterparties -
Asset positions with credit exposure -
Bilateral derivatives -
AA rated	$12	$(12)	$—	$—
A rated	1	—	—	1
Liability positions with credit exposure -
Cleared derivatives	(227)	226	76	75
Total non-member counterparties	(214)	214	76	76
Member institutions	6	—	—	6
Total	$(208)	$214	$76	$82

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of March 31, 2015
Advances	$(3)	$—	$—	$(10)	$—
MPF Loans	(1)	(2)	(4)	(2)	1
Mortgage Backed Securities	(6)	(1)	(1)	(7)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	8	8	—	8	—
Derivatives	3	(5)	—	—	—
Total	$—	$—	$(5)	n/m	$1

As of December 31, 2014
Advances	$(3)	$—	$—	$(11)	$—
MPF Loans	(1)	(3)	(3)	(2)	1
Mortgage Backed Securities	(6)	(1)	(1)	(7)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	10	12	—	9	—
Derivatives	2	(9)	—	—	—
Total	$1	$(1)	$(4)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As noted in the above table, our sensitivity to changes in implied volatility was zero as of March 31, 2015, compared to $(1) million at December 31, 2014. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, implied volatility, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of March 31, 2015			As of December 31, 2014
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
3.5	0.5	0.3	3.2	-0.3	0.2

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of March 31, 2015, our duration gap was 0.5 months, compared to -0.2 months as of December 31, 2014.

As of March 31, 2015, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $558 million, and our market value of equity to book value of equity ratio was 112%. At December 31, 2014, our fair value surplus was $618 million and our market value of equity to book value of equity ratio was 114%. The reduction in market value to book value was driven by the increase in our capital and the gradual pay down of assets at a fair value premium to book value that were replaced by assets at cost. This is a trend that is expected to continue.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	March 31, 2015		December 31, 2014
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$204.1	$(185.0)	$118.6	$(185.0)
-100 bp	98.7	(77.5)	28.5	(77.5)
-50 bp	38.7	(30.0)	(0.6)	(30.0)
-25 bp	15.9	(15.0)	(2.4)	(15.0)
+25 bp	(4.9)	(30.0)	4.1	(30.0)
+50 bp	(6.4)	(60.0)	9.2	(60.0)
+100 bp	(6.3)	(155.0)	12.9	(155.0)
+200 bp	(22.0)	(370.0)	7.0	(370.0)

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 85 of our 2014 Form 10-K.

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
In the Illinois action, the Bank asserts claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, and negligent misrepresentation. The Bank seeks the remedies of rescission, recovery of damages, and recovery of reasonable attorneys' fees and costs of suit. As of April 30, 2015, defendants in the Illinois litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Goldman Sachs & Co.; RBS Securities Inc.; Sand Canyon Acceptance Corporation; and Morgan Stanley & Co., Incorporated.
The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 19 in our 2014 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

Federal Home Loan Bank of Chicago

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

3.1	Federal Home Loan Bank of Chicago Bylaws

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Glossary of Terms

Advances: Secured loans to members.

ABS: Asset-backed-securities.

AFS: Available-for-sale securities.

AOCI: Accumulated Other Comprehensive Income.

Capital Plan: The Amended and Restated Capital Plan of the Federal Home Loan Bank of Chicago, effective as of July 1, 2013.

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

FHLBC: The Federal Home Loan Bank of Chicago

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	May 7, 2015	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 7, 2015	(Principal Financial Officer and Principal Accounting Officer)

S-1