Form 10-Q
period 2015-06-30
Federal Home Loan Bank of Chicago
filed 2015-08-06
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR
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

As of July 31, 2015, including mandatorily redeemable capital stock, registrant had 18,417,318 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$1,551	$342
Interest bearing deposits	560	560
Federal Funds sold	751	1,525
Securities purchased under agreements to resell	1,250	3,400
Investment securities -
Trading, $64 and $71 pledged	160	167
Available-for-sale	18,830	19,975
Held-to-maturity, $7,171 and $7,824 fair value	6,529	7,118
Total investment securities	25,519	27,260
Advances, $94 and $83 carried at fair value	34,553	32,485
MPF Loans held in portfolio, net of allowance for credit losses of $(3) and $(15)	5,374	6,057
Derivative assets	2	29
Other assets	200	183
Total assets	$69,760	$71,841

Liabilities
Deposits -
Noninterest bearing	$49	$49
Interest bearing, $14 and $13 from other FHLBs	589	617
Total Deposits	638	666
Consolidated obligations, net -
Discount notes, $9,550 and $1,799 carried at fair value	34,552	31,054
Bonds, $906 and $2,785 carried at fair value	28,672	34,251
Total consolidated obligations, net	63,224	65,305
Derivative liabilities	68	55
Affordable Housing Program assessment payable	97	90
Other liabilities	240	256
Subordinated notes	944	944
Total liabilities	65,211	67,316
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock - putable $100 par value - 9 million and 8 million shares issued and outstanding	941	827
Class B2 membership stock - putable $100 par value - 9 million and 11 million shares issued and outstanding	894	1,075
Total capital stock	1,835	1,902
Retained earnings - unrestricted	2,285	2,152
Retained earnings - restricted	290	254
Total retained earnings	2,575	2,406
Accumulated other comprehensive income (loss) (AOCI)	139	217
Total capital	4,549	4,525
Total liabilities and capital	$69,760	$71,841

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income	$309	$345	$630	$700
Interest expense	188	226	379	454
Net interest income before provision for (reversal of) credit losses	121	119	251	246
Provision for (reversal of) credit losses	4	(3)	4	(6)
Net interest income	117	122	247	252

Noninterest gain (loss) on -
Trading securities	—	(7)	(1)	(12)
Derivatives and hedging activities	9	2	(2)	(12)
Instruments held under fair value option	—	(3)	3	1
Litigation settlement awards	10	17	11	17
Other, net	5	4	8	9
Noninterest gain (loss)	24	13	19	3

Noninterest expense -
Compensation and benefits	18	16	37	32
Other operating expenses	14	12	25	22
Other	1	3	4	7
Noninterest expense	33	31	66	61

Income before assessments	108	104	200	194

Affordable Housing Program assessment	11	10	20	19

Net income	$97	$94	$180	$175

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$97	$94	$180	$175

Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities	(113)	81	(135)	136
Non-credit OTTI on held-to-maturity securities	13	14	26	28
Net unrealized gain (loss) on cash flow hedges	67	(15)	39	6
Post-retirement plans	—	2	(8)	3
Other comprehensive income (loss)	(33)	82	(78)	173

Comprehensive income	$64	$176	$102	$348

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Total Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
December 31, 2014	8	$827	11	$1,075	19	$1,902	$2,152	$254	$2,406	$217	$4,525
Comprehensive income							144	36	180	(78)	102
Proceeds from issuance of capital stock	1	119	—	12	1	131					131
Repurchases of capital stock	—	(2)	(2)	(195)	(2)	(197)					(197)
Capital stock reclassified to mandatorily redeemable capital stock	—	—	—	(1)	—	(1)					(1)
Transfers between classes of capital stock	—	(3)	—	3
Cash dividends - class B1(2.25% annualized rate)							(8)		(8)		(8)
Cash dividends - class B2(0.50% annualized rate)							(3)		(3)		(3)
June 30, 2015	9	$941	9	$894	18	$1,835	$2,285	$290	$2,575	$139	$4,549

December 31, 2013	7	$629	10	$1,041	17	$1,670	$1,853	$175	$2,028	$67	$3,765
Comprehensive income							140	35	175	173	348
Proceeds from issuance of capital stock	2	152	—	37	2	189					189
Repurchases of capital stock	(1)	(17)	—	(46)	(1)	(63)					(63)
Transfers between classes of capital stock	(1)	(76)	1	76
Cash dividends - class B1 (1.40% annualized rate)							(3)		(3)		(3)
Cash dividends - class B2 (0.40% annualized rate)							(2)		(2)		(2)
June 30, 2014	7	$688	11	$1,108	18	$1,796	$1,988	$210	$2,198	$240	$4,234

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Six months ended June 30,	2015		2014
Operating	Net cash provided by (used in) operating activities	$316		$333
Investing	Net change interest bearing deposits	—		(560)
	Net change Federal Funds sold	774		(1,295)
	Net change securities purchased under agreements to resell	2,150		600
	Advances -
	Principal collected	150,185		121,002
	Issued	(152,279)		(122,233)
	MPF Loans held in portfolio -
	Principal collected	720		840
	Purchases	(44)		(36)
	Trading securities -
	Sales	—		2,002
	Proceeds from maturities and paydowns	4		14
	Purchases	—		(1,812)
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	138	[a]	211	[a]
	Proceeds from maturities and paydowns	510		548
	Purchases	(9)		(18)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	974		782
	Proceeds from sale of foreclosed assets	32		43
	Capital expenditures for software and equipment	(5)		(5)
	Net cash provided by (used in) investing activities	3,150		83
Financing	Net change deposits	(28)		(12)
	Net change in other short-term borrowing from other FHLBs	—		120
	Net proceeds from issuance of consolidated obligations -
	Discount notes	178,092		580,193
	Bonds	7,426		13,843
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(174,603)		(587,486)
	Bonds	(13,035)		(8,113)
	Net proceeds (payments) on derivative contracts with financing element	(30)		(30)
	Proceeds from issuance of capital stock	131		189
	Repurchase or redemption of capital stock	(197)		(63)
	Redemptions of mandatorily redeemable capital stock	(2)		—
	Cash dividends paid	(11)		(5)
	Net cash provided by (used in) financing activities	(2,257)		(1,364)
	Net increase (decrease) in cash and due from banks	1,209		(948)
	Cash and due from banks at beginning of period	342		971
	Cash and due from banks at end of period	$1,551		$23

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 1 – Background and Basis of Presentation

The Federal Home Loan Bank of Chicago a is a federally chartered corporation and one of 11 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the System).  The FHLBs are government-sponsored enterprises (GSE) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership.  The FHLBs are regulated by the Federal Housing Finance Agency (FHFA), an independent federal agency. We provide credit to members principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program b.

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

•
We recorded a $10 million charge-off in the first quarter of 2015 to our allowance for credit losses on MPF Loans to conform our charge-off policies to AB 2012-02. In particular, we now write-down a conventional MPF Loan to its fair value less estimated selling costs when such a loan is classified as "Loss" and when a conventional MPF Loan is transferred to REO. Our prior practice was to record a charge-off when a conventional MPF Loan was transferred to REO. Exposures classified "Loss" are considered uncollectible and of such little value that the exposures continuance as a balance sheet asset is not warranted. This classification does not mean that the exposure has absolutely no recovery or salvage value; rather, it is not practical or desirable to defer charging off this asset, even though partial recovery may occur in the future. Examples of confirming events indicating that a "Loss" exists include, but are not limited to, the following:

▪
A current assessment of value is made before a single family residential loan is more than 180 days past due. Any outstanding loan balance in excess of the fair value of the property, less cost to sell, is classified as "Loss" when the loan is no more than 180 days delinquent.

•
When a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less costs to sell, within 60 days of receipt of the notification of filing from the bankruptcy court or within the delinquency time frames specified in the guidance, whichever is shorter. A loan is not written down if the loan is performing, the borrower continues making payments on the loan, and repayment in full is expected.

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

Held for Sale Mortgage Loans

We classify MPF Xtra, MPF Direct, and government mortgage loans obtained for a Ginnie Mae securitization transaction as mortgage loans held for sale (HFS), as we sell such loans in an outright sale or in a securitization transaction. If material, HFS mortgage loans are classified as a separate line item in our statements of condition; otherwise, we classify HFS mortgage loans in Other Assets. We have elected the fair value option for HFS mortgage loans. Since these HFS mortgage loans are carried at fair value, the loans do not require an allowance for credit losses. We measure the fair value of HFS mortgage loans based on to-be-announced (TBA) securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government sponsored enterprises. Any initial premium or discount is recognized as part of the fair value measurement process rather than amortized as a yield adjustment. Any transaction fees, such as extension fees, or costs are immediately recognized into other noninterest income. HFS mortgage loans are classified as an operating activity within our statements of cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Simplifying the Presentation of Debt Issuance Cost (i.e., Concession Fees)

In April of 2015, the FASB issued new guidance requiring concession fees to be presented as a direct deduction from the debt it relates to rather than separately presented as a deferred cost in Other Assets. As required, we expect to adopt the new guidance January 1, 2016 on a retrospective basis for all periods presented in our financial statements. The new guidance is not expected to have a material effect on our financial statements.

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

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. The new guidance focuses on the timing and amount of revenue recognition that best depicts the transfer by an entity of promised goods or services to its customers. Financial instruments and other contractual rights within the scope of other GAAP guidance are excluded from the scope of this new revenue recognition guidance. As a result, we anticipate that a majority of our contracts with members would be excluded from the scope of this new guidance. The new revenue recognition guidance becomes effective for annual interim reporting periods beginning January 1, 2017. We are in the process of reviewing our contracts with members to determine the effect, if any, on our operating activities and financial statements.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income -

Interest bearing deposits, Federal Funds sold and securities purchased under agreements to resell	$1	$3	$4	$4

Investment securities -
Trading	1	8	2	15
Available-for-sale	130	136	264	279
Held-to-maturity	69	74	138	151
Total investment securities	200	218	404	445

Advances -
Advance interest income	42	35	81	73
Advance prepayment fees, including related hedge adjustment gains (losses) of $0, $0, $1, and $0	—	3	6	4
Total Advances	42	38	87	77

MPF Loans held in portfolio	66	86	135	174

Total interest income	309	345	630	700

Interest expense -

Consolidated obligations -
Discount notes	72	66	144	133
Bonds	103	147	208	294
Total consolidated obligations	175	213	352	427

Subordinated notes	13	13	27	27

Total interest expense	188	226	379	454

Net interest income before provision for (reversal of) credit losses	121	119	251	246
Provision for (reversal of) credit losses	4	(3)	4	(6)
Net interest income	$117	$122	$247	$252

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

Pledged Collateral

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be entered into either through an over-the-counter bilateral agreement with an individual counterparty or through a Futures Commission Merchant (FCM or clearing member) with a derivatives clearing organization (clearinghouse). We may pledge investment securities as collateral under these agreements, and in such cases, the amount pledged will be noted on the face of the statements of condition. We pledged $64 million of investment securities as collateral for our initial margin with derivative clearing organizations as of June 30, 2015, and $71 million as of December 31, 2014. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities. We had no material gains or losses realized from the sales of trading securities.

As of	June 30, 2015	December 31, 2014
U.S. Government & other government related	$101	$102
Residential MBS:
GSE	57	63
Government-guaranteed	2	2
Total Residential MBS	59	65
Trading securities	$160	$167

At June 30, 2015, we had net year-to-date unrealized gains (losses) of $(1) million on trading securities still held at period end.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of June 30, 2015
U.S. Government & other government related	$435	$26	$(1)	$460
State or local housing agency	4	—	—	4
FFELP ABS	5,456	335	(12)	5,779

Residential MBS:
GSE	9,895	501	(10)	10,386
Government-guaranteed	2,052	81	—	2,133
Private-label	63	5	—	68
Total Residential MBS	12,010	587	(10)	12,587
Total	$17,905	$948	$(23)	$18,830

As of December 31, 2014
U.S. Government & other government related	$479	$29	$—	$508
State or local housing agency	3	—	—	3
FFELP ABS	5,824	408	(11)	6,221

Residential MBS:
GSE	10,285	550	(8)	10,827
Government-guaranteed	2,258	87	—	2,345
Private-label	66	5	—	71
Total Residential MBS	12,609	642	(8)	13,243
Total	$18,915	$1,079	$(19)	$19,975

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of June 30, 2015
U.S. Government & other government related	$2,002	$—	$2,002	$68	$(1)	$2,069
State or local housing agency	17	—	17	—	—	17

Residential MBS:
GSE	2,473	—	2,473	173	—	2,646
Government-guaranteed	1,054	—	1,054	26	—	1,080
Private-label	1,221	(238)	983	377	(1)	1,359
Total Residential MBS	4,748	(238)	4,510	576	(1)	5,085
Total	$6,767	$(238)	$6,529	$644	$(2)	$7,171

As of December 31, 2014
U.S. Government & other government related	$2,222	$—	$2,222	$76	$(1)	$2,297
State or local housing agency	18	—	18	—	—	18

Residential MBS:
GSE	2,695	—	2,695	189	—	2,884
Government-guaranteed	1,129	—	1,129	28	—	1,157
Private-label	1,318	(264)	1,054	415	(1)	1,468
Total Residential MBS	5,142	(264)	4,878	632	(1)	5,509
Total	$7,382	$(264)	$7,118	$708	$(2)	$7,824

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2015
U.S. Government & other government related	$46	$(1)	$—	$—	$46	$(1)
State or local housing agency	3	—	—	—	3	—
FFELP ABS	11	—	831	(12)	842	(12)

Residential MBS:
GSE	—	—	1,819	(10)	1,819	(10)
Private-label	—	—	1	—	1	—
Total Residential MBS	—	—	1,820	(10)	1,820	(10)
Total	$60	$(1)	$2,651	$(22)	$2,711	$(23)

As of December 31, 2014
U.S. Government & other government related	$48	$—	$—	$—	$48	$—
State or local housing agency	3	—	—	—	3	—
FFELP ABS	14	—	877	(11)	891	(11)

Residential MBS:
GSE	—	—	1,996	(8)	1,996	(8)
Private-label	—	—	16	—	16	—
Total Residential MBS	—	—	2,012	(8)	2,012	(8)
Total	$65	$—	$2,889	$(19)	$2,954	$(19)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2015
U.S. Government & other government related	$2	$—	$16	$(1)	$18	$(1)
State or local housing agency	1	—	10	—	11	—

Residential MBS:
GSE	—	—	5	—	5	—
Private-label	—	—	1,296	(239)	1,296	(239)
Total Residential MBS	—	—	1,301	(239)	1,301	(239)
Total	$3	$—	$1,327	$(240)	$1,330	$(240)

As of December 31, 2014
U.S. Government & other government related	$13	$—	$5	$(1)	$18	$(1)
State or local housing agency	10	—	—	—	10	—

Residential MBS:
GSE	—	—	5	—	5	—
Private-label	12	—	1,384	(265)	1,396	(265)
Total Residential MBS	12	—	1,389	(265)	1,401	(265)
Total	$35	$—	$1,394	$(266)	$1,429	$(266)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of June 30, 2015	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$671	$671
Due after one year through five years	80	84	72	73
Due after five years through ten years	17	19	365	379
Due after ten years	342	361	911	963
ABS and MBS without a single maturity date	17,466	18,366	4,510	5,085
Total securities	$17,905	$18,830	$6,529	$7,171

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment Analysis

Significant Inputs Used to Determine OTTI

Our analysis for OTTI on our private-label MBS includes key modeling assumptions, inputs, and methodologies provided by an FHLB System OTTI Committee. We use the information provided to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. The OTTI Committee was formed by the FHLBs to achieve consistency among the FHLBs in their analyses of the OTTI of private-label MBS. We are responsible for making our own determination of impairment, which includes determining the reasonableness of assumptions, inputs, and methodologies used, and performing the required present value calculations using appropriate historical cost bases and yields.

As of June 30, 2015, we had a short-term housing price forecast with projected changes ranging from -2.0% to +8.0% over the twelve month period beginning April 1, 2015 for all markets. For the vast majority of markets, the short-term forecast has changes ranging from +2.0% to +5.0%.  Previously, long-term home price projections following the short-term period were projected to recover using one of five different recovery paths. Starting with the second quarter of 2014, a unique path was projected for each geographic area based on an internally developed framework derived from historical data.

Based on these inputs and assumptions, we had no OTTI charges for the three or six months ended June 30, 2015, and 2014.

The following table presents the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning Balance	$605	$663	$620	$677
Reductions:
Increases in expected future cash flows recorded as credit-related accretion into interest income	(14)	(14)	(29)	(28)
Ending Balance	$591	$649	$591	$649

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents our advances by callable/putable features:

As of	June 30, 2015	December 31, 2014
Noncallable/nonputable	$31,748	$29,666
Callable	961	964
Putable	1,687	1,673
Total par value	34,396	32,303
Hedging adjustments	137	166
Other adjustments	20	16
Total advances	$34,553	$32,485

The following table presents our advances by redemption terms:

As of June 30, 2015	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$8,347	0.44%		$9,208	$9,533
One to two years	4,384	1.35%		4,226	3,909
Two to three years	4,699	1.14%		4,272	4,032
Three to four years	4,953	0.33%	[a]	4,753	4,939
Four to five years	9,985	0.26%	[a]	9,914	10,037
More than five years	2,028	2.55%		2,023	1,946
Total par value	$34,396	0.71%		$34,396	$34,396

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

As of	June 30, 2015	December 31, 2014
Medium term (15 years or less)	$855	$1,094
Long term (greater than 15 years)	4,458	4,905
Total unpaid principal balance	5,313	5,999
Net premiums, credit enhancement and deferred loan fees	21	23
Hedging adjustments	43	50
Total before allowance for credit losses	5,377	6,072
Allowance for credit losses on MPF Loans	(3)	(15)
Total MPF Loans held in portfolio, net	$5,374	$6,057

Conventional mortgage loans	$4,011	$4,619
Government insured mortgage loans	1,302	1,380
Total unpaid principal balance	$5,313	$5,999

See Note 8 - Allowance for Credit Losses for information related to our credit risk on MPF Loans and allowance for credit losses methodology.

In addition to our portfolio MPF products, PFIs sell eligible MPF Loans to us through the MPF Program infrastructure and we concurrently sell them to Fannie Mae under the MPF Xtra product and to third party investors under the MPF Direct product. Under our MPF Government MBS product, PFIs sell us Government Loans that we intend to hold in our portfolio for a short period of time until such loans are pooled into Ginnie Mae MBS. Other MPF Banks that offer these three products allow their PFIs to sell MPF Loans directly to us. As of June 30, 2015, we held an immaterial amount of MPF Loans held for sale, recorded in Other Assets in our statements of condition. See Note 2 - Summary of Significant Accounting Policies for information related to our accounting for MPF Loans that are held for sale.

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

Member Credit Products

We lend to members within our district according to federal statutes, including the FHLB Act, and FHFA regulations. The FHLB Act requires us to obtain sufficient collateral to fully secure our credit products, and we do not expect to incur any credit losses on advances. We perfect our security interest in pledged collateral and enter into control agreements for securities collateral. We take a risk-based approach in requiring delivery of pledged collateral. We have policies and procedures in place that are designed to manage our credit risk, including requirements for restrictions on borrowing, verifications of collateral and monitoring of borrowings and the borrower's financial condition. Based upon the collateral we held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we do not believe that any credit losses have been incurred on our credit products. Accordingly, we have not recorded any allowance for credit losses for our on-balance sheet credit products nor a liability for our credit products with off-balance sheet credit exposure. Further, we expect to collect all amounts due according to contractual terms of our credit products. Accordingly, for the periods presented, we had no credit products that were past due, on nonaccrual status, considered impaired, or considered a troubled debt restructuring.

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

The following table presents the changes in the allowance for credit losses on conventional MPF Loans.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$4	$24	$15	$29
Losses charged to the allowance	(5)	(2)	(16)	(4)
Provision for (reversal of) credit losses	4	(3)	4	(6)
Balance, end of period	$3	$19	$3	$19

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the recorded investment by impairment methodology on conventional MPF Loans.

As of	June 30, 2015	December 31, 2014
Specifically identified and individually evaluated for impairment	$—	$12
Homogeneous pools of loans and collectively evaluated for impairment	3	3
Allowance for credit losses on conventional MPF Loans	$3	$15

Individually evaluated for impairment	$126	$160
Collectively evaluated for impairment	3,951	4,538
Total recorded investment	$4,077	$4,698

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

Credit Quality Indicators - MPF Loans

The table below summarizes our recorded investment in MPF Loans by our key credit quality indicators. Serious delinquency rate is defined as 90 days or more past due or in the process of foreclosure, as a percentage of the total recorded investment. Past due 90 days or more still accruing interest is defined as MPF Loans that are either government guaranteed or conventional mortgage loans that are well secured (by collateral that have a fair value sufficient to discharge the debt or by the guarantee or insurance, such as PMI, of a financially responsible party) and in the process of collection.

	June 30, 2015			December 31, 2014
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$109	$74	$183	$138	$92	$230
Past due 60-89 days	33	18	51	43	23	66
Past due 90 days or more	116	38	154	153	44	197
Total past due	258	130	388	334	159	493
Total current	3,819	1,198	5,017	4,364	1,246	5,610
Total recorded investment	$4,077	$1,328	$5,405	$4,698	$1,405	$6,103
Also in process of foreclosure	$60	$13	$73	$77	$11	$88
Serious delinquency rate	2.88%	2.85%	2.87%	3.28%	3.15%	3.25%
Past due 90 days or more still accruing interest	$9	$38	$47	$25	$44	$69
On nonaccrual status	$126	$—	$126	$163	$—	$163

Troubled Debt Restructurings

As of June 30, 2015 and December 31, 2014, our recorded investment balances of mortgage loans classified as troubled debt restructurings were $66 million and $73 million, respectively. The financial amounts related to troubled debt restructurings are not material to our financial condition, results of operations, or cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Individually Evaluated Impaired Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance of impaired MPF Loans individually assessed for impairment, which includes impaired collateral dependent MPF Loans and troubled debt restructurings. As of June 30, 2015, we had no allowance for our impaired MPF Loans. For further details see Note 2 - Summary of Significant Accounting Policies to the financial statements.

As of	June 30, 2015	December 31, 2014
Recorded investment with an allowance	$—	$160
Recorded investment without an allowance	126	—
Unpaid principal balance with an allowance	—	158
Unpaid principal balance without an allowance	137	—
Related allowance	—	12

The following table summarizes the average recorded investment of impaired conventional MPF Loans. We do not recognize interest income on impaired loans.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Average recorded investment with an allowance	$—	$190	$—	$197
Average recorded investment without an allowance	131	—	140	—

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

Our over-the-counter bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $59 million of collateral at fair value to our derivatives counterparties at June 30, 2015.

Cleared swaps are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. We post initial and variation margin through the clearing member, on behalf of the clearinghouse, which could expose us to institutional credit risk in the event that a clearing member or the clearinghouse fail to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because a central clearinghouse counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The clearinghouse determines initial margin requirements for cleared derivatives. In this regard, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We were not required to post additional initial margin by our clearing agents at June 30, 2015.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2014 Form 10-K for further discussion. In addition to the cash collateral as noted in the following table, we also pledged $64 million of investment securities at June 30, 2015, of which $64 million can be sold or repledged, as part of our initial margin related to cleared derivative transactions.

The following table presents our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements.

	June 30, 2015					December 31, 2014
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$30,038	$49		$1,219		$30,940	$53		$1,348
Derivatives not in hedge accounting relationships-
Interest rate swaps	25,226	459		342		19,159	487		329
Interest rate swaptions	1,710	60		—		1,850	56		—
Interest rate caps or floors	1,131	98		—		1,164	105		—
Interest rate futures	7	—		—		3	—		—
Mortgage delivery commitments	469	1		1		284	3		3
Other	14	—		—		—	—		—
Derivatives not in hedge accounting relationships	28,557	618		343		22,460	651		332
Gross derivative amount before adjustments	$58,595	667		1,562		$53,400	704		1,680
Netting adjustments and cash collateral		(665)	[a]	(1,494)	[a]		(675)	[a]	(1,625)	[a]
Derivatives on statements of condition		$2		$68			$29		$55

[a]
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed by us with the same clearing agent and/or counterparty. Cash collateral posted was $865 million at June 30, 2015, and $978 million at December 31, 2014. Cash collateral received was $35 million at June 30, 2015, and $29 million at December 31, 2014.

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

	Derivative Assets			Derivative Liabilities
As of June 30, 2015	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$599	$67	$666	$1,355	$206	$1,561
Netting adjustments and cash collateral	(598)	(67)	(665)	(1,293)	(201)	(1,494)
Derivatives with legal right of offset - net	1	—	1	62	5	67
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	2	—	2	63	5	68
Noncash collateral received (pledged) and cannot be sold or repledged	—	—	—	—	5	5
Net amount	$2	$—	$2	$63	$—	$63

As of December 31, 2014
Derivatives with legal right of offset -
Gross recognized amount	$656	$45	$701	$1,466	$211	$1,677
Netting adjustments and cash collateral	(632)	(43)	(675)	(1,414)	(211)	(1,625)
Derivatives with legal right of offset - net	24	2	26	52	—	52
Derivatives without legal right of offset	3	—	3	3	—	3
Derivatives on statements of condition	27	2	29	55	—	55
Noncash collateral received (pledged) and cannot be sold or repledged	23	—	23	—	—	—
Net amount	$4	$2	$6	$55	$—	$55

At June 30, 2015, we had $59 million of additional net credit exposure on cleared derivatives due to our pledging of non-cash collateral to a clearinghouse for initial margin, which exceeded our net derivative liability position. We had $4 million comparable exposure at December 31, 2014.

The table below presents the gains (losses) of derivatives and hedging activities as presented in the statements of income.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2015	2014	2015	2014
Fair value hedges -
Interest rate swaps	$6	$(6)	$(13)	$(12)

Cash flow hedges	1	—	1	1

Economic hedges -
Interest rate swaps	(6)	(4)	(29)	(3)
Interest rate swaptions	(5)	(1)	3	(16)
Interest rate caps or floors	(7)	(5)	(8)	(15)
Mortgage delivery commitments	—	1	—	1
Net interest settlements	20	17	44	32
Economic hedges	2	8	10	(1)

Gains (losses) on derivatives and hedging activities	$9	$2	$(2)	$(12)

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

	Gain (loss)			Net Interest Settlements Recorded in Net Interest Income		Closed Hedge Adjustments Amortized into Net Interest Income
	On Derivative	On Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities
Three months ended June 30, 2015
Available-for-sale securities	$48	$(45)	$3	$(34)	[a]	$—	[b]
Advances	89	(86)	3	(21)	[a]	(1)	[b]
MPF Loans held for portfolio	—	—	—	—	[a]	(3)	[b]
Consolidated obligation bonds	(44)	44	—	60	[a]	(3)	[b]
Total	$93	$(87)	$6	$5	[a]	$(7)	[b]
Three months ended June 30, 2014
Available-for-sale securities	$(28)	$26	$(2)	$(35)	[a]	$—	[b]
Advances	(33)	35	2	(20)	[a]	(1)	[b]
MPF Loans held for portfolio	—	—	—	—	[a]	(4)	[b]
Consolidated obligation bonds	149	(155)	(6)	65	[a]	(5)	[b]
Total	$88	$(94)	$(6)	$10	[a]	$(10)	[b]
Six months ended June 30, 2015
Available-for-sale securities	$12	$(14)	$(2)	$(68)		$(10)
Advances	28	(29)	(1)	(41)		—
MPF Loans held for portfolio	—	—	—	—		(7)
Consolidated obligation bonds	30	(40)	(10)	118		(3)
Total	$70	$(83)	$(13)	$9		$(20)
Six months ended June 30, 2014
Available-for-sale securities	$(30)	$27	$(3)	$(70)		$—
Advances	(63)	67	4	(40)		(2)
MPF Loans held for portfolio	—	—	—	—		(9)
Consolidated obligation bonds	282	(295)	(13)	126		(10)
Total	$189	$(201)	$(12)	$16		$(21)

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

	Amortization of Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified From AOCI to Derivatives and Hedging Activities	Total Reclassified From AOCI to Statements of Income	Net Change in Other Comprehensive Income	Effective Portion Recorded in AOCI	Net Interest Settlements Recorded in Net Interest Income
Three months ended June 30, 2015
Advances - interest rate floors	$3	$—	$3	$(3)	$—	$—
Discount notes - interest rate swaps	—	1	1	69	70	(62)	[a]
Bonds - interest rate swaps	(1)	—	(1)	1	—	—
Total	$2	$1	$3	$67	$70	$(62)	[a]

Three months ended June 30, 2014
Advances - interest rate floors	$2	$—	$2	$(2)	$—	$—
Discount notes - interest rate swaps	—	—	—	(14)	(14)	(61)	[a]
Bonds - interest rate swaps	(1)	—	(1)	1	—	—
Total	$1	$—	$1	$(15)	$(14)	$(61)	[a]

Six months ended June 30, 2015
Advances - interest rate floors	$6	$—	$6	$(6)	$—	$—
Discount notes - interest rate swaps	(1)	1	—	43	43	(124)	[a]
Bonds - interest rate swaps	(2)	—	(2)	2	—	—
Total	$3	$1	$4	$39	$43	$(124)	[a]

Six months ended June 30, 2014
Advances - interest rate floors	$5	$—	$5	$(5)	$—	$—
Discount notes - interest rate swaps	(1)	1	—	10	10	(122)	[a]
Bonds - interest rate swaps	(1)	—	(1)	1	—	—
Total	$3	$1	$4	$6	$10	$(122)	[a]

[a]
Represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $(1) million as of June 30, 2015. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is 5 years.

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

As of June 30, 2015	Contractual Maturity	Weighted Average Interest Rate	By Next Maturity or Call Date
Due in one year or less	$3,232	3.56%	$20,513
One to two years	3,464	2.01%	2,584
Two to three years	5,797	1.74%	2,369
Three to four years	3,788	1.34%	1,899
Four to five years	4,843	1.62%	211
Thereafter	7,664	2.63%	1,212
Total par value	$28,788	2.14%	$28,788

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2015	December 31, 2014
Carrying Amount	$34,552	$31,054
Par Value	34,562	31,060
Weighted Average Interest Rate	0.12%	0.09%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	June 30, 2015	December 31, 2014
Noncallable	$10,882	$11,046
Callable	17,906	23,355
Par value	28,788	34,401
Bond premiums (discounts), net	12	17
Hedging adjustments	(134)	(177)
Fair value option adjustments	6	10
Total consolidated obligation bonds	$28,672	$34,251

Joint and Several Liability

We do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of June 30, 2015. As a result, we did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2015 and December 31, 2014.

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	June 30, 2015			December 31, 2014
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$454,603	$398,180	$852,783	$484,812	$362,363	$847,175
FHLB Chicago as primary obligor	28,788	34,562	63,350	34,401	31,060	65,461
As a percent of the FHLB System	6%	9%	7%	7%	9%	8%

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

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements on page F-44 of our 2014 Form 10-K. We complied with our minimum regulatory capital requirements as shown below:

	June 30, 2015		December 31, 2014
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,107	$4,418	$1,127	$4,317
Total regulatory capital	$2,790	$4,418	$2,874	$4,317
Total regulatory capital ratio	4.00%	6.33%	4.00%	6.01%
Leverage capital	$3,488	$6,628	$3,592	$6,475
Leverage capital ratio	5.00%	9.50%	5.00%	9.01%

Total regulatory capital and leverage capital do not include accumulated other comprehensive income (loss). Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the income (loss) in AOCI for the periods indicated:

	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized on Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	Total AOCI
Three months ended June 30, 2015
Beginning balance	$1,038	$(251)	$(608)	$(7)	$172
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(113)	13	70	—	(30)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(2)	—	(2)
Non-interest gain (loss)	—	—	(1)	—	(1)
Total other comprehensive income in the period	(113)	13	67	—	(33)
Ending balance	$925	$(238)	$(541)	$(7)	$139

Three months ended June 30, 2014
Beginning balance	$1,107	$(306)	$(644)	$1	$158
Change in the period recorded to the statements of condition, before reclassifications to statements of income	81	14	(14)	2	83
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)	—	(1)
Total other comprehensive income in the period	81	14	(15)	2	82
Ending balance	$1,188	$(292)	$(659)	$3	$240

Six months ended June 30, 2015
Beginning balance	$1,060	$(264)	$(580)	$1	$217
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(135)	26	43	(8)	(74)
Amounts reclassified in period to:
Net interest income	—	—	(3)	—	(3)
Non-interest gain (loss)	—	—	(1)	—	(1)
Net change in the period	(135)	26	39	(8)	(78)
Ending balance	$925	$(238)	$(541)	$(7)	$139

Six months ended June 30, 2014
Beginning balance	$1,052	$(320)	$(665)	$—	$67
Change in the period recorded to the statements of condition, before reclassifications to statements of income	136	28	10	2	176
Amounts reclassified in period to:
Net interest income	—	—	(3)	—	(3)
Non-interest gain (loss)	—	—	(1)	—	(1)
Non-interest expense	—	—	—	1	1
Net change in the period	136	28	6	3	173
Ending balance	$1,188	$(292)	$(659)	$3	$240

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13- Fair Value Accounting

For accounting policies regarding fair values see Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2014 Form 10-K. For a description of the valuation techniques and significant inputs see Note 16 - Fair Value Accounting to the financial statements in our 2014 Form 10-K. There has been one change in our valuation inputs for interest rate derivative agreements since then as discussed below.

The fair values of all interest rate derivative agreements are netted by clearing member and/or by counterparty, including cash collateral received from or delivered to the counterparty. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. We use a midmarket pricing convention based on the bid-ask spread for fair-value measurements. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes. We evaluated the potential for the fair value of the instruments to be affected by changes in our counterparty credit risk and our own credit risk, and we made no adjustments as they were insignificant to the overall fair-value measurements. When midmarket pricing inputs are unavailable, we use a discounted cash-flow model which uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•	Discount rate assumption. At June 30, 2015 we used the overnight-index swap (OIS) curve and at December 31, 2014 we used the LIBOR swap curve.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair values of financial instruments

	Carrying Amount		Fair Value Hierarchy
		Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Financial Assets -
Cash and due from banks	$1,551	$1,551	$1,551	$—	$—
Interest bearing deposits	560	560	560	—	—
Federal Funds sold	751	751	—	751	—
Securities purchased under agreements to resell	1,250	1,250	—	1,250	—
Held-to-maturity securities	6,529	7,171	—	5,812	1,359
Advances	34,553	34,582	—	34,582	—
MPF Loans held in portfolio, net	5,374	5,763	—	5,725	38
Financial Liabilities -
Deposits	(638)	(638)	—	(638)	—
Consolidated obligation discount notes	(34,552)	(34,552)	—	(34,552)	—
Consolidated obligation bonds	(28,672)	(29,198)	—	(29,140)	(58)	[a]
Subordinated notes	(944)	(992)	—	(992)	—
December 31, 2014
Financial Assets -
Cash and due from banks	$342	$342	$342	$—	$—
Interest bearing deposits	560	560	560	—	—
Federal Funds sold	1,525	1,525	—	1,525	—
Securities purchased under agreements to resell	3,400	3,400	—	3,400	—
Held-to-maturity securities	7,118	7,824	—	6,356	1,468
Advances	32,485	32,546	—	32,546	—
MPF Loans held in portfolio, net	6,057	6,585	—	6,435	150
Financial Liabilities -
Deposits	(666)	(666)	—	(666)	—
Consolidated obligation discount notes	(31,054)	(31,055)	—	(31,055)	—
Consolidated obligation bonds	(34,251)	(34,831)	—	(34,768)	(63)	[a]
Subordinated notes	(944)	(1,013)	—	(1,013)	—

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Financial instruments measured at fair value on a recurring basis on our statements of condition

As of June 30, 2015	Level 2	Level 3		Netting		Fair Value
Financial assets -
Trading securities:
U.S. Government & other government related non-MBS	$101	$—				$101
GSE residential MBS	57	—				57
U.S. Governmental-guaranteed residential MBS	2	—				2
Trading securities	160	—				160
Available-for-sale securities:
U.S. Government & other government related non-MBS	460	—				460
State or local housing agency non-MBS	4	—				4
FFELP ABS	5,779	—				5,779
GSE residential MBS	10,386	—				10,386
U.S. Government-guaranteed residential MBS	2,133	—				2,133
Private-label residential MBS	—	68				68
Available-for-sale securities	18,762	68				18,830
Advances	94	—				94
Derivative assets	658	9		$(665)	[a]	2
Other assets - Mortgage loans held for sale	11	—				11
Total financial assets at fair value	$19,685	$77		$(665)		$19,097
Level 3 as a percent of total assets at fair value		0.4%
Financial liabilities -
Consolidated obligation discount notes	$(9,550)	$—				$(9,550)
Consolidated obligation bonds	(906)	(58)	[b]			(964)
Derivative liabilities	(1,562)	—		$1,494	[a]	(68)
Total financial liabilities at fair value	$(12,018)	$(58)		$1,494		$(10,582)
Level 3 as a percent of total liabilities at fair value		0.5%
As of December 31, 2014
Financial assets -
Trading securities:
U.S. Government & other government related non-MBS	$102	$—				$102
GSE residential MBS	63	—				63
U.S. Governmental-guaranteed residential MBS	2	—				2
Trading securities	167	—				167
Available-for-sale securities:
U.S. Government & other government related non-MBS	508	—				508
State or local housing agency non-MBS	3	—				3
FFELP ABS	6,221	—				6,221
GSE residential MBS	10,827	—				10,827
U.S. Government-guaranteed residential MBS	2,345	—				2,345
Private-label residential MBS	—	71				71
Available-for-sale securities	19,904	71				19,975
Advances	83	—				83
Derivative assets	691	13		$(675)	[a]	29
Total financial assets at fair value	$20,845	$84		$(675)		$20,254
Level 3 as a percent of total assets at fair value		0.4%
Financial liabilities -
Consolidated obligation discount notes	$(1,799)	$—				$(1,799)
Consolidated obligation bonds	(2,785)	(63)	[b]			(2,848)
Derivative liabilities	(1,680)	—		$1,625	[a]	(55)
Total financial liabilities at fair value	$(6,264)	$(63)		$1,625		$(4,702)
Level 3 as a percent of total liabilities at fair value		1.3%

[a]
The netting adjustment amount includes cash collateral (either received or paid by us) and related accrued interest in cases where we have a legal right of setoff, by contract (e.g., master netting agreement) or otherwise, to discharge all or a portion of the debt owed to our counterparty by applying against the debt an amount that our counterparty owes to us. See Note 9 - Derivatives and Hedging Activities.

[b]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Financial instruments carried at fair value on a recurring basis using Level 3 inputs were immaterial and there were no significant changes in balances in unobservable inputs (Level 3) in the six months ended June 30, 2015, or 2014.

Assets measured at fair value on a nonrecurring basis on our statements of condition

Assets that are not carried at fair value in our statements of condition may be required to be measured at fair value under certain circumstances. Examples include, but are not limited to, conventional MPF Loans held in portfolio that become impaired or REO that have declined in fair value during the reporting period. We measure such assets at fair value on a nonrecurring basis. Effective January 1, 2015, we began using an Automated Valuation Methodology (AVM) to determine the fair value of our impaired conventional MPF Loans and REO pursuant to the guidance provided by AB 2012-02. Refer to Note 2 - Summary of Significant Accounting Policies for further details.

The table below presents assets that typically are not carried at fair value that were measured at fair value in our statements of condition as of the dates shown. The fair value information presented is not as of the period-end, rather it was as of the date the fair value adjustment was recorded during the six months ended June 30, 2015, and excludes nonrecurring fair value measurements of assets no longer on the balance sheet.

	Level 3
As of	June 30, 2015	December 31, 2014
Impaired conventional MPF Loans held in portfolio	$38	$150
REO (recorded in Other Assets)	12	9

Fair Value Option
We elected the fair value option for advances, MPF Loans held for sale, discount notes, and consolidated obligation bonds for which hedge accounting treatment may not be achieved. Specifically, hedge accounting may not be achieved in cases where it may be difficult to pass prospective or retrospective effectiveness testing under derivative hedge accounting guidance even though the interest rate swaps used to hedge these financial instruments have matching terms. Accordingly, electing the fair value option allows us to better match the change in fair value of the advance, MPF Loans held for sale, discount note, and short-term consolidated obligation bonds with the interest rate swap economically hedging it. We made no adjustments to the fair values of our instruments under the fair value option for credit risk as of the dates presented.

The table below summarizes the net gain (loss) related to financial assets and liabilities for which we elected the fair value option, except for MPF Loans held for sale which are not material.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Advances	$—	$—	$1	$—
Bonds	2	(3)	4	1
Discount Notes	(2)	—	(2)	—
Total	$—	$(3)	$3	$1

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	June 30, 2015		December 31, 2014
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid Principal Balance	$90	$900	$80	$2,775
Fair Value Over (Under) UPB	4	6	3	10
Fair Value	$94	$906	$83	$2,785

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The table below shows our commitments outstanding, which represent off-balance sheet obligations, for the periods presented.

	June 30, 2015				December 31, 2014
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$185	$—		$185	$91	$—		$91
Member standby letters of credit	4,333	1,479	[a]	5,812	2,410	1,207	[a]	3,617
Housing authority standby bond purchase agreements	17	436		453	155	262		417
Committed unused member lines of credit	—	—		—	4,000	—		4,000
Advance commitments	267	105		372	158	104		262
Other commitments	303	—		303	211	—		211
Commitments	$5,105	$2,020		$7,125	$7,025	$1,573		$8,598

[a]	Contains $927 million and $974 million of member standby letters of credit at June 30, 2015, and December 31, 2014, which were renewable annually.

For a description of previously defined terms see Note 17 - Commitments and Contingencies to the financial statements in our 2014 Form 10-K.

Note 15 – Transactions with Related Parties and Other FHLBs

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

As of	June 30, 2015	December 31, 2014
Assets - Interest bearing deposits	$560	$560
Assets - Advances	11,183	11,159
Assets - Advance Interest Receivable	3	2
Liabilities - Deposits	21	26
Equity - Capital Stock	268	267

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs at market rates. These transactions are overnight, maturing the following business day.  These and other material transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Selected statements of condition data
Total investments [a]	$28,080	$30,816	$32,745	$30,229	$36,125
Advances	34,553	31,941	32,485	26,766	24,782
MPF Loans held in portfolio, gross	5,377	5,732	6,072	6,438	6,913
Less: allowance for credit losses	(3)	(4)	(15)	(16)	(19)
Total assets	69,760	70,147	71,841	72,031	68,057
Consolidated obligations, net -
Discount notes	34,552	30,474	31,054	30,507	23,795
Bonds	28,672	33,043	34,251	35,239	38,021
Total capital stock	1,835	1,923	1,902	1,801	1,796
Total retained earnings	2,575	2,484	2,406	2,304	2,198
Total capital	4,549	4,579	4,525	4,344	4,234
Other selected data at period end
MPF off-balance sheet loans outstanding [b]	$14,840	14,662	$14,474	$14,298	$14,161
FHLB systemwide consolidated obligations (par)	852,783	812,196	847,175	816,950	799,980
Number of members	748	745	751	757	758
Total employees (full and part time)	413	408	405	391	401
Selected statements of income data
Net interest income after provision for credit losses	$117	$130	$136	$140	$122
Non-interest gain (loss)	24	(5)	18	11	13
Non-interest expense	33	33	35	28	31
Net income	97	83	107	110	94
Other selected data during the periods
MPF off-balance sheet loan volume funded - system [b]	$800	$698	$604	$591	$466
MPF off-balance sheet loan volume funded - FHLBC [b]	388	357	315	281	213
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.33%	6.29%	6.01%	5.71%	5.88%
Market value of equity to book value of equity	110%	112%	114%	116%	117%
Total investments - % of total assets	40%	44%	46%	42%	53%
Advances - % of total assets	50%	46%	45%	37%	36%
MPF Loans held in portfolio, net - % of total assets	8%	8%	8%	9%	10%
Dividend rate class B1 activity stock-period paid	2.25%	2.25%	2.00%	1.50%	1.50%
Dividend rate class B2 membership stock-period paid	0.50%	0.50%	0.50%	0.50%	0.50%
Return on average assets	0.56%	0.44%	0.58%	0.62%	0.52%
Return on average equity	8.51%	7.34%	9.60%	10.16%	9.10%
Average equity to average assets	6.58%	5.99%	6.03%	6.07%	5.76%
Net yield on average interest-earning assets	0.71%	0.70%	0.75%	0.79%	0.67%
Return on average Regulatory Capital spread to three month LIBOR index	8.59%	7.51%	9.84%	10.53%	9.51%
Cash dividends	$6	$5	$5	$4	$3
Dividend payout ratio	6%	6%	5%	4%	3%

[a]	Total investments includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF off-balance sheet outstanding loans are not held on our statements of condition. These MPF Program loans are purchased from our PFIs or the PFIs of systemwide FHLBs and are concurrently resold to Fannie Mae or other third party investors under the MPF Xtra and MPF Direct products. See Mortgage Partnership Finance Program beginning on page 7 in our 2014 Form 10-K.

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

•
the impact of new business strategies, including our ability to develop and implement business strategies focused on maintaining net interest income; the impact of our efforts to simplify our balance sheet on our market risk profile and future hedging costs; our ability to successfully transition to a new business model, implement business process improvements and scale our size to our members' borrowing needs; the extent to which our members use our advances as part of their core financing rather than just as a back-up source of liquidity; and our ability to implement new products and generate enough volume in new products to cover our costs related to developing such products;

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2015 Financial Highlights

•	We recorded net income of $97 million for the second quarter of 2015, up slightly from $94 million in the second quarter of 2014.

•	Net interest income for the second quarter of 2015 was $117 million, down slightly from $122 million for the second quarter of 2014.

•	Total investment securities declined $1.8 billion from $27.3 billion at December 31, 2014, to $25.5 billion at June 30, 2015, as the portfolio continued to pay down.

•	Advances outstanding increased $2.1 billion to $34.6 billion at June 30, 2015, up from $32.5 billion at December 31, 2014.

•	Total assets decreased $2.0 billion to $69.8 billion at June 30, 2015, down from $71.8 billion at December 31, 2014.

•	We reached approximately $2.6 billion in retained earnings at June 30, 2015.

•	We remained in compliance with all of our regulatory capital requirements as of June 30, 2015.

Summary and Outlook

Second Quarter 2015 Dividend

On July 30, 2015, the Board of Directors approved maintaining the dividend levels set last quarter for the second quarter of 2015. The Board again recognized our members that borrow from the Bank and thus support the entire cooperative by declaring a cash dividend at an annualized rate of 2.25% on Class B1 activity stock, based on the Bank's preliminary financial results for the second quarter of 2015. The Board also declared a cash dividend at an annualized rate of 0.50% on Class B2 membership stock.

Supporting Members' Business

We continue to focus on ways we can support our members' business. First, we want to ensure their borrowing costs remain low. The higher dividend on Class B1 activity stock relative to the Class B2 membership stock that we announced in late July reduces our members' all-in cost of borrowing an advance, making our funding attractive to other alternatives. Second, earlier in June we introduced a new monthly Reduced Capitalization Advance Program (RCAP). Now on a monthly basis members have the opportunity to borrow new advances with an activity stock requirement of only 2% for the life of the advance instead of the traditional 5% requirement.

Lastly, we have also been evaluating how to increase members' collateral capacity, which directly affects their ability to access funding and liquidity. At the end of June we announced changes to our collateral loan margins, which provides members with more collateral value and, in turn, greater opportunities to use advances for their business needs.

More Ways to Access the Secondary Market

The Bank has expanded its product offerings through the Mortgage Partnership Finance (MPF) Program. Members can once again earn higher fee income for sharing the credit risk of conventional, conforming loans while the Bank manages the liquidity, interest rate, and prepayment risks with MPF Original, MPF 125, and MPF 35 products. We also announced that members can choose to sell jumbo loans to the secondary mortgage market through the MPF Direct product, which has a single-family loan limit of $1.5 million.

To help members remain competitive in the government loan market, we now offer the MPF Government MBS product. On July 21, 2015, we issued our first securities guaranteed by the Government National Mortgage Association (Ginnie Mae). The securities are backed by mortgages originated by participating members through MPF Government MBS. Ginnie Mae securities are among the most liquid financial instruments in the world, and this new product allows our members to offer competitive FHA, VA, and Government Guaranteed Native American and Rural Housing mortgages.

Community First® Fund Commits More Money to District

Supporting members' communities remains a priority as well. Since February, we have committed $21 million of the Community First Fund to three new CDFI (community development financial institution) partners. Chicago-based CIC (Community Investment Corporation) will use the funds to help support small business entrepreneurs—multifamily building owners who provide affordable rental housing throughout the Chicago metropolitan area. Impact Seven, based in Almena, Wisconsin, will use the funding to provide flexible loan capital for business expansion to foster job creation and investment in low-income communities. And CCLF (Chicago Community Loan Fund) based in Chicago plans to use the capital to finance projects that provide better goods and services, healthy food outlets, social services, and high-quality affordable housing to the communities it serves.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

Net Interest Income

Net interest income is the difference between interest income on our interest earning assets and the interest expense on our interest bearing liabilities, including the following in accordance with GAAP:

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

The tables below present the increase or decrease in interest income and expense before the provision for credit losses due to volume or rate variances. Any change due to the combined volume/rate variance has been allocated ratably to volume and rate. The calculation of these components includes the following considerations:

•	Average daily balances are computed using historical amortized cost balances except for items carried under the fair value option which include changes in fair value.

•	MPF Loans held in portfolio that are on nonaccrual status are included in average daily balances used to determine the effective yield/rate.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

	June 30, 2015			June 30, 2014			Increase (decrease) due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$5,260	$1	0.08%	$11,441	$3	0.10%	$(2)	$—	$(2)
Investment securities	24,414	200	3.28%	28,776	218	3.03%	(33)	15	(18)
Advances	32,859	42	0.51%	23,700	38	0.64%	15	(11)	4
MPF Loans held in portfolio	5,445	66	4.85%	6,985	86	4.92%	(19)	(1)	(20)
Total Interest Income on Assets	67,978	309	1.82%	70,902	345	1.95%	(39)	3	(36)
Consolidated obligation discount notes	31,341	72	0.92%	26,152	66	1.01%	13	(7)	6
Consolidated obligation bonds	31,081	103	1.33%	40,185	147	1.46%	(33)	(11)	(44)
Subordinated notes	944	13	5.51%	944	13	5.51%	—	—	—
Total Interest Expense on Liabilities	63,366	188	1.19%	67,281	226	1.34%	(20)	(18)	(38)
Net yield on interest-earning assets	$67,978	$121	0.71%	$70,902	$119	0.67%	$(19)	$21	$2

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

	June 30, 2015			June 30, 2014			Increase (decrease) due to
For the six months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$8,207	$4	0.10%	$10,171	$4	0.08%	$(1)	$1	$—
Investment securities	25,042	404	3.23%	29,641	445	3.00%	(69)	28	(41)
Advances	32,285	87	0.54%	22,939	77	0.67%	31	(21)	10
MPF Loans held in portfolio	5,616	135	4.81%	7,195	174	4.84%	(38)	(1)	(39)
Total Interest Income on Assets	71,150	630	1.77%	69,946	700	2.00%	(77)	7	(70)
Consolidated obligation discount notes	33,794	144	0.85%	27,165	133	0.98%	32	(21)	11
Consolidated obligation bonds	31,889	208	1.30%	38,311	294	1.53%	(49)	(37)	(86)
Subordinated notes	944	27	5.72%	944	27	5.72%	—	—	—
Total Interest Expense on Liabilities	66,627	379	1.14%	66,420	454	1.37%	(17)	(58)	(75)
Net yield on interest-earning assets	$71,150	$251	0.71%	$69,946	$246	0.70%	$(60)	$65	$5

Net interest income changed mainly due to the following:

•
Investment interest income declined primarily due to the decline in average investment balances as we continue to reduce our MBS portfolio to less than three times our total regulatory capital. This ratio is one of the conditions that needs to be met to remove the restriction on us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days. For further information, see Investment Securities on page 46. This decline was partially offset by accretion into interest income of expected improvements in the present value of cash flows on securities that were previously charged with credit related OTTI. For the three and six months ended June 30, 2015, we recorded credit-related accretion to interest income of $14 million and $29 million. For the comparable period in 2014, accretion was $14 million and $28 million. Future accretion is dependent upon how estimated market conditions may impact the projected cash flows, and may vary from past experience.

•
Interest income from advances increased primarily due to increases in volume, as we are finding that our members in Illinois and Wisconsin have increased funding needs as the economic activity in our region gradually improves resulting in higher advance demand. Volume also increased as we continued to offer a Reduced Capitalization Advance Program (RCAP) that lowers the cost of borrowing by providing term advances at a reduced capital stock requirement. See Reduced Capitalization Advance Program on page 54 in our 2014 Form 10-K for further information.

•	Interest income from MPF Loans continued to decline as expected due to the net decrease in balance of MPF Loans outstanding.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Trading securities	$—	$(7)	$(1)	$(12)
Derivatives and hedging activities	9	2	(2)	(12)
Instruments held under fair value option	—	(3)	3	1
Litigation settlement awards	10	17	11	17
Other, net	5	4	8	9
Noninterest gain (loss)	$24	$13	$19	$3

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Gains (losses) on these activities have stabilized in recent quarters primarily as a result of less volatile hedging costs, which is consistent with hedging strategies of our more simplified balance sheet, along with a more stable economy.

Most of our total net effect from hedging activities was recorded as a component of net interest income. This was primarily due to the low interest rate environment resulting in negative net interest settlements on derivative contracts in active hedge accounting relationships. Net interest income was also reduced by the amortization of negative hedge adjustments from previously active hedges that were closed (de-designated) but where the previously hedged instrument is still outstanding.

Details of the impact on all of these hedging related items are in the table on the following page.

Litigation settlement awards

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. In both 2015 and 2014, we received payments for settlements with some of the defendants. We continue to pursue litigation related to these matters. We cannot predict to what extent we will be successful in this remaining litigation. See Item 1. Legal Proceedings on page 59 for further details.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the impact of Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option on our results of operations.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended June 30, 2015
Amortization/accretion	$2	$—	$(3)	$—	$(4)	$(5)
Net interest settlements	(21)	(34)	—	(62)	60	(57)
Total recorded in net interest income	(19)	(34)	(3)	(62)	56	(62)
Fair value hedges - ineffectiveness net gain (loss)	3	3	—	—	—	6
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	—	—	(3)	3	2	2
Total recorded derivatives & hedging activities	3	3	(3)	4	2	9
Instruments held under fair value option	—	—	—	(2)	2	—
Total net effect gain (loss) of hedging activities	$(16)	$(31)	$(6)	$(60)	$60	$(53)

Three months ended June 30, 2014
Amortization/accretion	$1	$—	$(4)	$—	$(6)	$(9)
Net interest settlements	(20)	(35)	—	(61)	65	(51)
Total recorded in net interest income	(19)	(35)	(4)	(61)	59	(60)
Fair value hedges - ineffectiveness net gain (loss)	2	(2)	—	—	(6)	(6)
Economic hedges - net gain (loss)	—	—	8	—	—	8
Total recorded derivatives & hedging activities	2	(2)	8	—	(6)	2
Instruments held under fair value option	—	—	—	—	(3)	(3)
Total net effect gain (loss) of hedging activities	$(17)	$(37)	$4	$(61)	$50	$(61)

Six months ended June 30, 2015
Amortization/accretion	$6	$(10)	$(7)	$(1)	$(5)	$(17)
Net interest settlements	(41)	(68)	—	(124)	118	(115)
Total recorded in net interest income	(35)	(78)	(7)	(125)	113	(132)
Fair value hedges - ineffectiveness net gain (loss)	(1)	(2)	—	—	(10)	(13)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	(2)	—	(1)	5	8	10
Total recorded derivatives & hedging activities	(3)	(2)	(1)	6	(2)	(2)
Instruments held under fair value option	1	—	—	(2)	4	3
Total net effect gain (loss) of hedging activities	$(37)	$(80)	$(8)	$(121)	$115	$(131)

Six months ended June 30, 2014
Amortization/accretion	$3	$—	$(9)	$(1)	$(11)	$(18)
Net interest settlements	(40)	(70)	—	(122)	126	(106)
Total recorded in net interest income	(37)	(70)	(9)	(123)	115	(124)
Fair value hedges - ineffectiveness net gain (loss)	4	(3)	—	—	(13)	(12)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	—	—	(1)	—	—	(1)
Total recorded derivatives & hedging activities	4	(3)	(1)	1	(13)	(12)
Instruments held under fair value option	—	—	—	—	1	1
Total net effect gain (loss) of hedging activities	$(33)	$(73)	$(10)	$(122)	$103	$(135)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Compensation and benefits	$18	$16	$37	$32
Other operating expenses	14	12	25	22
Other	1	3	4	7
Noninterest expense	$33	$31	$66	$61

Compensation and benefits increased as we add employees in order to continue to enhance our member-focused bank capabilities. We also increased staff as we continue to build out the MPF Program platform to support new products such as MPF Direct and MPF Government MBS. We had 413 employees as of June 30, 2015, compared to 401 as of June 30, 2014.

Other operating expenses increased mostly due to information technology, primarily because of general infrastructure maintenance, information technology security, and the investment in systems related to the MPF Program.

Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net unrealized gain (loss) on available-for-sale securities	$(113)	$81	$(135)	$136
Non-credit OTTI on held-to-maturity securities	13	14	26	28
Net unrealized gain (loss) on cash flow hedges	67	(15)	39	6
Post-retirement plans	—	2	(8)	3
Other comprehensive income (loss)	$(33)	$82	$(78)	$173

Net unrealized gain (loss) on available-for-sale securities

We had a year-to-date net unrealized loss in 2015 compared to a net unrealized gain in 2014 for the same period. The net unrealized loss resulted from an increase in longer-term market interest rates while the net unrealized gain in 2014 resulted from a decrease in these rates. We still have a substantial unrealized gain position remaining in our AOCI related to our AFS securities portfolio. This remaining unrealized gain position will only be realized into net income if we sell our AFS securities before maturity. If we do not sell these securities, the gains will eventually reverse to zero within AOCI as they mature or prepay.

Non-credit OTTI on held-to-maturity securities

Over the past several years, we have accreted back into the carrying amount of these securities a portion of the previously incurred non-credit OTTI recorded during the financial crisis. As these securities approach maturity, we expect these unrealized non-credit losses to continue to reverse as principal and interest from the securities are received over time. We also expect the rate of accretion to decline as these securities approach maturity unless there is any further impairment.

Net unrealized gain (loss) on cash flow hedges

We had a year-to-date net unrealized gain on cash flow hedges in both 2015 and 2014. The net unrealized gain in 2015 is due to an increase in longer-term market interest rates while the comparatively smaller gain in 2014 is due to a decrease in these rates. During 2015, longer-term market interest rates declined in the first quarter before increasing in excess of the first quarter decline during the second quarter of 2015. Shorter-term market interest rates remained stable for 2015 and 2014. Our cash flow hedges are more sensitive to changes in longer-term market interest rates than to changes in shorter-term market interest rates. We have a substantial unrealized loss position in AOCI related to these cash flow hedges.

Post-retirement plans

The unrealized loss in the post-retirement plans for 2015 is due to a revision to the mortality tables we use for our post-retirement healthcare and supplemental defined benefit equalization plan. We do not expect this to be a recurring event and, as this effect is amortized over a period of several years, we expect its impact to our results of operations to be immaterial.

For further information on the activity in Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	June 30, 2015	December 31, 2014
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$4,112	$5,827
Investment securities	25,519	27,260
Advances	34,553	32,485
MPF Loans held in portfolio, net	5,374	6,057
Other	202	212
Total assets	$69,760	$71,841
Consolidated obligation discount notes	$34,552	$31,054
Consolidated obligation bonds	28,672	34,251
Subordinated notes	944	944
Other	1,043	1,067
Total liabilities	65,211	67,316
Capital stock	1,835	1,902
Total retained earnings	2,575	2,406
Accumulated other comprehensive income (loss)	139	217
Total capital	4,549	4,525
Total liabilities and capital	$69,760	$71,841

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

Our liquidity position was relatively unchanged, as we continue to take advantage of the very low interest rates in the market by issuing debt in the form of short term discount notes and investing it in short term liquid assets.

Investment Securities

We are required to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. At June 30, 2015, our MBS portfolio was 3.75 times our total regulatory capital and our advances represented 50% of our total assets, thus we expect our portfolios to continue to decline over time as a result of this limitation.

Advances

Member demand for advances increased modestly in 2015 after a significant increase during 2014. We are finding that our members in Illinois and Wisconsin have increased funding needs as the economic activity in our region gradually improves. The increase in 2014 was the result of members taking advantage of the benefits of our Reduced Capitalization Advance Program (RCAP) to lower their cost of borrowing. See Reduced Capitalization Advance Program on page 54 in the 2014 Form 10-K for further information. We also have a significant funding long-term commitment with a member that contributes to the high level of outstanding advances. While our advances increased so far in 2015, it is possible that our advances may decrease to the extent our members elect to utilize alternative funding resources.

MPF Loans Held in Portfolio, Net

MPF Loans continued to decline as expected, a result of our past business strategy to limit the concentration of our MPF Loans. We have begun adding new MPF Loans to our portfolio and we do not expect these new MPF Loans in the near-term to be material on our balance sheet but may become so over a longer-term period of time. In addition we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to other third party investors or securitize MPF Loans into MBS.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending June 30, 2015, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 49 in our 2014 Form 10-K for a detailed description of our liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of June 30, 2015, our overnight liquidity was $8.2 billion or 12% of total assets, giving us an excess overnight liquidity of $5.7 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2015, we had excess liquidity of $35.8 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $19.1 billion as of June 30, 2015.

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

Funding

Conditions in Financial Markets

During the second quarter of 2015, U.S. Treasury rates increased.  The 10-year Treasury yield rose more than 40 basis points to end at 2.4%.  The focus of global financial markets throughout the quarter centered on the Eurozone (Greek) financial crisis, while market participants also continued to await an increase in the Federal Funds rate.  We maintained ready access to funding during the quarter.
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  Net cash provided by (used in) operating activities was $316 million for the six months ended June 30, 2015. This resulted from net income adjusted for non-cash adjustments, which primarily is attributable to a positive net change in the fair value of derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. Net cash provided by (used in) investing activities was $3.2 billion for the six months ended June 30, 2015. This resulted primarily from a net decrease in securities purchased under agreements to resell, federal funds sold, maturities related to held-to-maturity and available-for-sale investment securities, and principal collected on MPF Loans held in portfolio, partially offset by a net increase in advances funded during the period. The net increase in advances and the shift away from investment securities is consistent with our objective to make advances to our members our primary business.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. Net cash provided by (used in) financing activities was $(2.3) billion for the six months ended June 30, 2015. This was primarily driven by paydowns in excess of issuances related to our consolidated obligation bonds partially offset by a net increase in our consolidated obligation discount notes. The shift to discount note funding was driven by increased demand from our members for short term advances as well as taking advantage of very low short-term interest rates in the market.

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

During the first six months of 2015 we relied more on shorter term discount notes to fund our assets as longer term bonds matured. The shift to discount note funding was driven by increased demand from our members for short term advances as well as taking advantage of funding opportunities in discount notes (versus bonds). For the comparable period in 2014, shorter term discount notes declined significantly as we issued more attractively-priced, longer-termed consolidated obligation bonds.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

Six months ended June 30,	2015	2014
Discount notes	$3,489	$(7,293)
Bonds	(5,609)	5,730
Total consolidated obligations	$(2,120)	$(1,563)

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

Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement and any automatic conversion of Class B2 stock to Class B1 stock related to the threshold will apply on a daily basis. We implemented the revised membership stock requirements discussed above during our annual recalculation in April 2015, using each member's mortgage assets as of December 31, 2014. More than 600 of our members directly benefited from that reduced requirement as we enabled them to request repurchase of their stock to redeploy the capital in their businesses and their communities. As of June 30, 2015, we have repurchased $176 million in excess capital stock resulting from these reduced membership stock requirements.

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

Reduced Capitalization Advance Program

In June 2015 we introduced a new monthly Reduced Capitalization Advance Program (RCAP). Now on a monthly basis members have the opportunity to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the 5% requirement under our capital plan’s general provisions, if the new advances represent an incremental increase in a member’s overall level of advances and have maturity dates of at least one year.

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

	June 30, 2015	December 31, 2014	Change
Capital stock	$1,835	$1,902	$(67)
Total retained earnings	2,575	2,406	169
Total permanent capital	4,410	4,308	102
Accumulated other comprehensive income (loss)	139	217	(78)
Total GAAP capital	$4,549	$4,525	$24

Capital Stock	$1,835	$1,902	$(67)
MRCS	8	9	(1)
Total retained earnings	2,575	2,406	169
Regulatory capital	$4,418	$4,317	$101

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

On July 30, 2015, our Board of Directors declared a cash dividend at an annualized rate of 2.25% per share of Class B1 activity stock and 0.50% per share of Class B2 membership stock, based on our preliminary financial results for the second quarter of 2015. This dividend, including dividends on mandatorily redeemable capital stock, totals $6 million and will be paid on August 13, 2015.  Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

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

As of June 30, 2015	AA	A	BBB	Unrated	Total
Domestic U.S. - Interest-Bearing Deposits	$—	$560	$—	$—	$560
Domestic U.S. - Fed Funds Sold	—	—	100	1	101
U.S. branches and agency offices of foreign commercial banks:
Canada - Fed Funds Sold	250	400	—	—	650
Total unsecured credit exposure	$250	$960	$100	$1	$1,311

In the above table no investments were longer than of overnight duration.

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

Our private label MBS are predominantly variable rate securities rated below investment grade BBB. There was no material change in overall credit quality since December 31, 2014, nor have we acquired any new private label MBS. We last had an other-than-temporary impairment (OTTI) loss in 2012. For further details see page F-26 and F-27 in our 2014 Form 10-K.

The following table presents the components of amortized cost of our private label MBS (whether or not impaired), and where applicable, the life-to-date OTTI credit impairment taken over time on some of these securities. For further details, see Note 5 - Investment Securities - Other-Than-Temporary Impairment Analysis to the financial statements.

As of June 30, 2015	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private label MBS	$1,798	$(742)	$280	$1,336

[a]	Life-to-date OTTI credit impairment excludes certain adjustments, such as increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of principal shortfalls and life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Member Credit Outstanding

The following table presents the number of borrowers and credit outstanding to our borrowers by rating. Our internal rating reflects our assessment of the default risk associated with a member rather than the risk of loss on the credit outstanding.  We manage our credit risk through collateral controls and, based on our risk rating, increase over-collateralization requirements as a member deteriorates.  As a result, we have never suffered a credit loss from a member default. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Of the total credit outstanding, $34.4 billion were advances (par value) and $5.8 billion were letters of credit at June 30, 2015, compared to $32.3 billion and $3.6 billion at December 31, 2014.

	June 30, 2015					December 31, 2014
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	494	95%	$40,053	100%	$106,027	481	92%	$35,651	98%	$76,797
4	6	1%	85	—%	139	15	3%	183	1%	331
5	22	4%	201	—%	323	25	5%	240	1%	388
Total	522	100%	$40,339	100%	$106,489	521	100%	$36,074	100%	$77,516

The significant increases in collateral loan values are due to the updated loan margins we made available to members effective June 25, 2015, and also large collateral pledges from two of our biggest borrowers. The majority of borrowers assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of borrowers assigned a 5 rating were required to deliver collateral to us or a third-party custodian on our behalf.

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

For the three and six months ended June 30, 2015, we have repurchased $4 million and $13 million of unpaid principal balances related to MPF Xtra loans sold to Fannie Mae. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs we incurred no material losses on these loans. As of June 30, 2015, we have $48 million of unpaid principal with respect to mortgage loans that represent unresolved claims with Fannie Mae, in which a repurchase demand may occur compared to $62 million at December 31, 2014; see Note 14 - Commitments and Contingencies to the financial statements. Due to the minimal volume of MPF Loans purchased under the MPF Direct product, we did not estimate any mortgage repurchase liability with respect to MPF Direct loans. We did not estimate any mortgage repurchase liability with respect to MPF Government MBS loans since no MPF Loans were pooled into securities guaranteed by Ginnie Mae under the MPF Government MBS product as of June 30, 2015.

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

Bilateral Derivatives. We are subject to credit risk due to nonperformance by counterparties to derivative agreements. We require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to a counterparty depends on the credit rating of that counterparty. The counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements with counterparties as of June 30, 2015.

Cleared Derivatives. We are subject to credit risk due to nonperformance by the clearinghouse. The requirement that we post initial and variation margin through the FCM, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the FCM or the clearinghouse fails to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because individual counterparties are replaced by the central clearinghouse counterparty and collateral is posted daily for changes in the value of cleared derivatives. We do not anticipate any credit losses on our cleared derivatives as of June 30, 2015.

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

	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged	Non-cash Collateral Pledged	Net Credit Exposure to Counterparties
As of June 30, 2015
Asset positions with credit exposure -
Bilateral derivatives -
A rated	$1	$(1)	$—	$—
Liability positions with credit exposure -
Bilateral derivatives -
AA rated	(49)	49	—	—
Cleared derivatives	(139)	135	64	60
Net with non-member counterparties	(187)	183	64	60
Member institutions	1	—	—	1
Total	$(186)	$183	$64	$61

As of December 31, 2014
Asset positions with credit exposure -
Bilateral derivatives -
A rated	$7	$(6)	$—	$1
Liability positions with credit exposure -
Bilateral derivatives -
A rated	(16)	16	—	—
Cleared derivatives	(166)	168	71	73
Net with non-member counterparties	(175)	178	71	74
Member institutions	3	—	—	3
Total	$(172)	$178	$71	$77

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Development

FHFA Core Mission Achievement Advisory Bulletin 2015-05

On July 14, 2015, the FHFA issued an advisory bulletin establishing a core mission asset ratio by which the FHFA will assess each FHLB’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be determined at year-end and calculated using annual average par values.

The advisory bulletin provides the FHFA’s expectations for each FHLB’s strategic plan based on its ratio, which are:

•	when the ratio is 70% or higher, the strategic plan should include an assessment of the FHLB’s prospects for maintaining at least this level;

•	when the ratio is between 55% and 70%, the strategic plan should explain the FHLB’s plan to increase its mission focus; and

•
when the ratio is below 55%, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLB maintains a ratio below 55% over the course of several consecutive reviews, then the FHLB’s board of directors should consider possible strategic alternatives.

Our core mission activities primarily include the issuance of advances. In addition, we acquire member assets through the MPF Program. We expect our core mission achievement ratio at year-end will be between 55% and 70%.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of June 30, 2015
Advances	$(3)	$—	$—	$(9)	$—
MPF Loans	(1)	(3)	(3)	(2)	1
Mortgage Backed Securities	(5)	(1)	(1)	(6)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	8	9	—	8	—
Derivatives	2	(6)	—	—	—
Total	$—	$(1)	$(4)	n/m	$1

As of December 31, 2014
Advances	$(3)	$—	$—	$(11)	$—
MPF Loans	(1)	(3)	(3)	(2)	1
Mortgage Backed Securities	(6)	(1)	(1)	(7)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	10	12	—	9	—
Derivatives	2	(9)	—	—	—
Total	$1	$(1)	$(4)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of June 30, 2015, our sensitivity to changes in implied volatility was $(1) million. At December 31, 2014, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

June 30, 2015			December 31, 2014
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
3.3	1.0	1.0	3.2	-0.3	0.2

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of June 30, 2015, our duration gap was 0.8 months, compared to -0.2 months as of December 31, 2014.

As of June 30, 2015, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $436 million, and our market value of equity to book value of equity ratio was 110%. At December 31, 2014, our fair value surplus was $618 million and our market value of equity to book value of equity ratio was 114%. The reduction in market value to book value was partly driven by the increase in our capital and the gradual pay down of assets at a fair value premium to book value that are replaced by assets at par. This is a trend that is expected to continue. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	June 30, 2015		December 31, 2014
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$198.0	$(185.0)	$118.6	$(185.0)
-100 bp	96.2	(77.5)	28.5	(77.5)
-50 bp	46.3	(30.0)	(0.6)	(30.0)
-25 bp	21.9	(15.0)	(2.4)	(15.0)
+25 bp	(10.5)	(30.0)	4.1	(30.0)
+50 bp	(20.3)	(60.0)	9.2	(60.0)
+100 bp	(39.4)	(155.0)	12.9	(155.0)
+200 bp	(82.7)	(370.0)	7.0	(370.0)

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. The litigation was brought in state court in the states of Washington, California and Illinois. The Washington action has been resolved and was dismissed with prejudice on December 5, 2013. The California action has been resolved and was dismissed with prejudice on January 27, 2014. The Illinois action, which currently relates to nine private label MBS bonds with an aggregate original principal amount of $546 million, is proceeding in discovery.
In the Illinois action, the Bank asserts claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, and negligent misrepresentation. The Bank seeks the remedies of rescission, recovery of damages, and recovery of reasonable attorneys' fees and costs of suit. As of July 31, 2015, defendants in the Illinois litigation include the following entities and affiliates thereof: American Enterprise Investment Services, Inc.; Ameriprise Financial Services, Inc.; Goldman Sachs & Co.; Sand Canyon Acceptance Corporation; and Morgan Stanley & Co., Incorporated.
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

CDFI: Community development financial institution.

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

FHLB Act: The Federal Home Loan Bank Act of 1932, as amended.

FHLBs: The 11 Federal Home Loan Banks or subset thereof.

FHLB System: The 11 FHLBs and the Office of Finance.

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

MPF Direct product: The MPF Program product under which we acquire jumbo MPF Loans from PFIs and concurrently resell them to a third party investor.

MPF Government MBS product: The MPF Program product under which we aggregate Government Loans acquired from PFIs in order to issue securities guaranteed by the Ginnie Mae that are backed by such Government Loans.

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

RHS: Department of Agriculture Rural Housing Service.

System: The Federal Home Loan Bank System consisting of the 11 Federal Home Loan Banks and the Office of Finance.

VA: Department of Veteran's Affairs.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	August 6, 2015	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 6, 2015	(Principal Financial Officer and Principal Accounting Officer)

S-1