Form 10-Q
period 2015-09-30
Federal Home Loan Bank of Chicago
filed 2015-11-06
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
OR
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

As of October 31, 2015, including mandatorily redeemable capital stock, registrant had 18,956,348 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$606	$342
Interest bearing deposits	560	560
Federal Funds sold	720	1,525
Securities purchased under agreements to resell	3,400	3,400
Investment securities -
Trading, $58 and $71 pledged	155	167
Available-for-sale	18,308	19,975
Held-to-maturity, $6,375 and $7,824 fair value	5,740	7,118
Total investment securities	24,203	27,260
Advances, $95 and $83 carried at fair value	35,044	32,485
MPF Loans held in portfolio, net of allowance for credit losses of $(3) and $(15)	5,079	6,057
Derivative assets	2	29
Other assets	210	183
Total assets	$69,824	$71,841

Liabilities
Deposits -
Noninterest bearing	$41	$49
Interest bearing, $15 and $13 from other FHLBs	469	617
Total Deposits	510	666
Consolidated obligations, net -
Discount notes, $6,472 and $1,799 carried at fair value	37,290	31,054
Bonds, $980 and $2,785 carried at fair value	26,062	34,251
Total consolidated obligations, net	63,352	65,305
Derivative liabilities	44	55
Affordable Housing Program assessment payable	92	90
Other liabilities	309	256
Subordinated notes	944	944
Total liabilities	65,251	67,316
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock - putable $100 par value - 10 million and 8 million shares issued and outstanding	966	827
Class B2 membership stock - putable $100 par value - 9 million and 11 million shares issued and outstanding	926	1,075
Total capital stock	1,892	1,902
Retained earnings - unrestricted	2,336	2,152
Retained earnings - restricted	304	254
Total retained earnings	2,640	2,406
Accumulated other comprehensive income (loss) (AOCI)	41	217
Total capital	4,573	4,525
Total liabilities and capital	$69,824	$71,841

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income	$304	$333	$934	$1,033
Interest expense	182	195	561	649
Net interest income before provision for (reversal of) credit losses	122	138	373	384
Provision for (reversal of) credit losses	1	(2)	5	(8)
Net interest income	121	140	368	392

Noninterest gain (loss) on -
Trading securities	(1)	(6)	(2)	(18)
Derivatives and hedging activities	(15)	1	(17)	(11)
Instruments held under fair value option	1	10	4	11
Litigation settlement awards	2	1	13	18
Other, net	7	5	15	14
Noninterest gain (loss)	(6)	11	13	14

Noninterest expense -
Compensation and benefits	20	17	57	49
Other operating expenses	13	12	38	34
Other	2	(1)	6	6
Noninterest expense	35	28	101	89

Income before assessments	80	123	280	317

Affordable Housing Program assessment	8	13	28	32

Net income	$72	$110	$252	$285

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$72	$110	$252	$285

Other comprehensive income (loss) -
Net unrealized gain (loss) on available-for-sale securities	(79)	(99)	(214)	37
Non-credit OTTI on held-to-maturity securities	11	15	37	43
Net unrealized gain (loss) on cash flow hedges	(31)	85	8	91
Post-retirement plans	1	(2)	(7)	1
Other comprehensive income (loss)	(98)	(1)	(176)	172

Comprehensive income	$(26)	$109	$76	$457

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Total Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
December 31, 2014	8	$827	11	$1,075	19	$1,902	$2,152	$254	$2,406	$217	$4,525
Comprehensive income							202	50	252	(176)	76
Proceeds from issuance of capital stock	3	228	—	15	3	243					243
Repurchases of capital stock	—	(29)	(3)	(223)	(3)	(252)					(252)
Capital stock reclassified to mandatorily redeemable capital stock	—	—	—	(1)	—	(1)					(1)
Transfers between classes of capital stock	(1)	(60)	1	60
Cash dividends - class B1(2.25% annualized rate)							(14)		(14)		(14)
Cash dividends - class B2(0.50% annualized rate)							(4)		(4)		(4)
September 30, 2015	10	$966	9	$926	19	$1,892	$2,336	$304	$2,640	$41	$4,573

December 31, 2013	7	$629	10	$1,041	17	$1,670	$1,853	$175	$2,028	$67	$3,765
Comprehensive income							228	57	285	172	457
Proceeds from issuance of capital stock	2	234	1	43	3	277					277
Repurchases of capital stock	(1)	(45)	(1)	(101)	(2)	(146)					(146)
Transfers between classes of capital stock	(1)	(115)	1	115
Cash dividends - class B1(1.43% annualized rate)							(5)		(5)		(5)
Cash dividends - class B2(0.43% annualized rate)							(4)		(4)		(4)
September 30, 2014	7	$703	11	$1,098	18	$1,801	$2,072	$232	$2,304	$239	$4,344

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Nine months ended September 30,	2015		2014
Operating	Net cash provided by (used in) operating activities	$375		$592
Investing	Net change interest bearing deposits	—		(560)
	Net change Federal Funds sold	805		(1,283)
	Net change securities purchased under agreements to resell	—		4,550
	Advances -
	Principal collected	251,066		188,332
	Issued	(253,574)		(191,556)
	MPF Loans held in portfolio -
	Principal collected	1,085		1,353
	Purchases	(117)		(64)
	Trading securities -
	Sales	—		2,002
	Proceeds from maturities and paydowns	109		867
	Purchases	(101)		(1,812)
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	675	[a]	503	[a]
	Proceeds from maturities and paydowns	793		833
	Purchases	(16)		(22)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	1,452		1,157
	Purchases	(12)		—
	Proceeds from sale of foreclosed assets	47		76
	Capital expenditures for software and equipment	(8)		(8)
	Net cash provided by (used in) investing activities	2,204		4,368
Financing	Net change deposits	(156)		(14)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	210,023		924,591
	Bonds	8,503		16,891
	Payments for maturing and retiring consolidated obligations -
	Discount notes	(203,798)		(925,174)
	Bonds	(16,777)		(13,888)
	Net proceeds (payments) on derivative contracts with financing element	(47)		(46)
	Net proceeds (payments) on bond transfers to other FHLBs	(35)		—
	Proceeds from issuance of capital stock	243		277
	Repurchase or redemption of capital stock	(252)		(146)
	Redemptions of mandatorily redeemable capital stock	(1)		—
	Cash dividends paid	(18)		(9)
	Net cash provided by (used in) financing activities	(2,315)		2,482
	Net increase (decrease) in cash and due from banks	264		7,442
	Cash and due from banks at beginning of period	342		971
	Cash and due from banks at end of period	$606		$8,413

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these assumptions and estimates applies to fair value measurements and allowance for credit losses. Actual results could differ from these assumptions and estimates.

Consolidation of Variable Interest Entities

We do not consolidate any of our investments in variable interest entities since we are not the primary beneficiary. We classify variable interest entities as investment securities in our statements of condition. Such investment securities include, but are not limited to, senior interests in private label mortgage backed securities (MBS) and Federal Family Education Loan Program asset backed securities (FFELP ABS). Our maximum loss exposure for these investment securities is limited to their carrying amounts. We have no liabilities related to these investments in variable interest entities. We have not provided financial or other support (explicitly or implicitly) to these investment securities that we were not previously contractually required to provide nor do we intend to provide such support in the future.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure

In August of 2014, the FASB issued new guidance that requires certain government-guaranteed mortgage loans to be derecognized upon foreclosure and established as a separate receivable. Our foreclosed government MPF Loans meet the conditions specified by the new guidance and will be classified as a receivable rather than REO. Our foreclosed government MPF Loans were previously classified in REO in Other Assets. We prospectively adopted this new guidance on January 1, 2015, for our government MPF Loans. The new guidance did not have a material effect on our operating activities or our financial statements since our credit risk on government MPF Loans is limited to whether or not the servicing PFI fails to pay for losses not covered by Federal Housing Administration (FHA) insurance, or Department of Veteran Affairs (VA), Department of Housing and Urban Development (HUD) or Department of Agriculture Rural Housing Service (RHS) guarantees.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January of 2014, the FASB issued new accounting guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to REO. The new guidance became effective on January 1, 2015. The new guidance is consistent with our previous accounting and did not have an effect on our operating activities or our financial statements.

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

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. The new guidance focuses on the timing and amount of revenue recognition that best depicts the transfer by an entity of promised goods or services to its customers. Financial instruments and other contractual rights within the scope of other GAAP guidance are excluded from the scope of this new revenue recognition guidance. As a result, we anticipate that a majority of our contracts with members would be excluded from the scope of this new guidance. In August of 2015, the FASB deferred the effective date for the new revenue recognition guidance until January 1, 2018. We are in the process of reviewing our contracts with members to determine the effect, if any, on our operating activities and financial statements.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income -

Interest bearing deposits, Federal Funds sold and securities purchased under agreements to resell	$2	$2	$6	$6

Investment securities -
Trading	—	6	2	21
Available-for-sale	132	136	396	415
Held-to-maturity	63	72	201	223
Total investment securities	195	214	599	659

Advances -
Advance interest income	44	35	125	108
Advance prepayment fees, including related hedge adjustment gains (losses) of $0, $0, $1, and $0	1	4	7	8
Total Advances	45	39	132	116

MPF Loans held in portfolio	62	78	197	252

Total interest income	304	333	934	1,033

Interest expense -

Consolidated obligations -
Discount notes	72	68	216	201
Bonds	96	114	304	408
Total consolidated obligations	168	182	520	609

Subordinated notes	14	13	41	40

Total interest expense	182	195	561	649

Net interest income before provision for (reversal of) credit losses	122	138	373	384
Provision for (reversal of) credit losses	1	(2)	5	(8)
Net interest income	$121	$140	$368	$392

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

Pledged Collateral

We transact most of our derivatives with large banks and major broker-dealers. Derivative transactions may be entered into either through an over-the-counter bilateral agreement with an individual counterparty or through a Futures Commission Merchant (FCM or clearing member) with a derivatives clearing organization (clearinghouse). We may pledge investment securities as collateral under these agreements, and in such cases, the amounts pledged are parenthetically disclosed on our statements of condition. Also see Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities. We had no material gains or losses realized from the sales of trading securities.

As of	September 30, 2015	December 31, 2014
U.S. Government & other government related	$101	$102
Residential MBS:
GSE	52	63
Government-guaranteed	2	2
Total Residential MBS	54	65
Trading securities	$155	$167

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of September 30, 2015
U.S. Government & other government related	$416	$26	$(3)	$439
State or local housing agency	15	—	—	15
FFELP ABS	5,269	274	(23)	5,520

Residential MBS:
GSE	9,769	501	(13)	10,257
Government-guaranteed	1,931	79	—	2,010
Private-label	62	5	—	67
Total Residential MBS	11,762	585	(13)	12,334
Total	$17,462	$885	$(39)	$18,308

As of December 31, 2014
U.S. Government & other government related	$479	$29	$—	$508
State or local housing agency	3	—	—	3
FFELP ABS	5,824	408	(11)	6,221

Residential MBS:
GSE	10,285	550	(8)	10,827
Government-guaranteed	2,258	87	—	2,345
Private-label	66	5	—	71
Total Residential MBS	12,609	642	(8)	13,243
Total	$18,915	$1,079	$(19)	$19,975

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of September 30, 2015
U.S. Government & other government related	$1,414	$—	$1,414	$78	$—	$1,492
State or local housing agency	16	—	16	—	—	16

Residential MBS:
GSE	2,373	—	2,373	173	—	2,546
Government-guaranteed	1,009	—	1,009	26	—	1,035
Private-label	1,155	(227)	928	359	(1)	1,286
Total Residential MBS	4,537	(227)	4,310	558	(1)	4,867
Total	$5,967	$(227)	$5,740	$636	$(1)	$6,375

As of December 31, 2014
U.S. Government & other government related	$2,222	$—	$2,222	$76	$(1)	$2,297
State or local housing agency	18	—	18	—	—	18

Residential MBS:
GSE	2,695	—	2,695	189	—	2,884
Government-guaranteed	1,129	—	1,129	28	—	1,157
Private-label	1,318	(264)	1,054	415	(1)	1,468
Total Residential MBS	5,142	(264)	4,878	632	(1)	5,509
Total	$7,382	$(264)	$7,118	$708	$(2)	$7,824

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2015
U.S. Government & other government related	$77	$(3)	$—	$—	$77	$(3)
State or local housing agency	2	—	—	—	2	—
FFELP ABS	90	—	799	(23)	889	(23)

Residential MBS:
GSE	759	(1)	1,796	(12)	2,555	(13)
Private-label	—	—	1	—	1	—
Total Residential MBS	759	(1)	1,797	(12)	2,556	(13)
Total	$928	$(4)	$2,596	$(35)	$3,524	$(39)

As of December 31, 2014
U.S. Government & other government related	$48	$—	$—	$—	$48	$—
State or local housing agency	3	—	—	—	3	—
FFELP ABS	14	—	877	(11)	891	(11)

Residential MBS:
GSE	—	—	1,996	(8)	1,996	(8)
Private-label	—	—	16	—	16	—
Total Residential MBS	—	—	2,012	(8)	2,012	(8)
Total	$65	$—	$2,889	$(19)	$2,954	$(19)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2015
U.S. Government & other government related	$—	$—	$16	$—	$16	$—
State or local housing agency	1	—	10	—	11	—

Residential MBS:
Private-label	2	—	1,228	(228)	1,230	(228)
Total Residential MBS	2	—	1,228	(228)	1,230	(228)
Total	$3	$—	$1,254	$(228)	$1,257	$(228)

As of December 31, 2014
U.S. Government & other government related	$13	$—	$5	$(1)	$18	$(1)
State or local housing agency	10	—	—	—	10	—

Residential MBS:
GSE	—	—	5	—	5	—
Private-label	12	—	1,384	(265)	1,396	(265)
Total Residential MBS	12	—	1,389	(265)	1,401	(265)
Total	$35	$—	$1,394	$(266)	$1,429	$(266)

Contractual Maturity Terms

The table below presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of September 30, 2015	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$139	$139
Due after one year through five years	75	78	199	205
Due after five years through ten years	28	29	203	214
Due after ten years	328	347	889	950
ABS and MBS without a single maturity date	17,031	17,854	4,310	4,867
Total securities	$17,462	$18,308	$5,740	$6,375

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

As of September 30, 2015, we had a short-term housing price forecast with projected changes ranging from -3.0% to +8.0% over the twelve month period beginning July 1, 2015, for all markets. For the vast majority of markets, the short-term forecast has changes ranging from +2.0% to +5.0%.  For periods beginning after June 30, 2016, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

Based on these inputs and assumptions, we had no OTTI charges for the three or nine months ended September 30, 2015, and 2014.

The following table presents the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the periods stated.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning Balance	$591	$649	$620	$677
Reductions:
Increases in expected future cash flows recorded as credit-related accretion into interest income	(12)	(15)	(41)	(43)
Ending Balance	$579	$634	$579	$634

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents our advances by callable/putable features:

As of	September 30, 2015	December 31, 2014
Noncallable/nonputable	$32,165	$29,666
Callable	961	964
Putable	1,685	1,673
Par value advances	34,811	32,303
Hedging adjustments	214	166
Other adjustments	19	16
Total advances	$35,044	$32,485

The following table presents our advances by redemption terms:

As of September 30, 2015	Amount	Weighted Average Interest Rate		Next Maturity or Call Date	Next Maturity or Put Date
Due in one year or less	$8,908	0.65%		$9,819	$9,826
One to two years	3,750	1.15%		3,693	3,375
Two to three years	4,641	1.05%		4,164	4,133
Three to four years	6,988	0.37%	[a]	6,816	6,983
Four to five years	7,985	0.35%	[a]	7,785	8,042
More than five years	2,539	2.13%		2,534	2,452
Total par value	$34,811	0.74%		$34,811	$34,811

[a]
The weighted average interest rate is relatively lower when compared to other categories due to a majority of advances in this category consisting of variable rate advances which reset periodically at current interest rates.

See Note 8 - Allowance for Credit Losses for information related to our credit risk on advances and allowance methodology for credit losses.

The following advance borrowers exceeded 10% of our total advances outstanding:

As of September 30, 2015	Par Value Outstanding		% of Total Outstanding
One Mortgage Partners Corp	$11,000	[a]	32%
The Northern Trust Company	4,000		12%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

As of	September 30, 2015	December 31, 2014
Medium term (15 years or less)	$752	$1,094
Long term (greater than 15 years)	4,270	4,905
Total unpaid principal balance	5,022	5,999
Net premiums, credit enhancement and deferred loan fees	20	23
Hedging adjustments	40	50
Total before allowance for credit losses	5,082	6,072
Allowance for credit losses on MPF Loans	(3)	(15)
Total MPF Loans held in portfolio, net	$5,079	$6,057

Conventional mortgage loans	$3,759	$4,619
Government insured mortgage loans	1,263	1,380
Total unpaid principal balance	$5,022	$5,999

See Note 8 - Allowance for Credit Losses for information related to our credit risk on MPF Loans and allowance for credit losses methodology.

In addition to our portfolio MPF products, PFIs sell eligible MPF Loans to us through the MPF Program infrastructure and we concurrently sell them to Fannie Mae under the MPF Xtra product and to third party investors under the MPF Direct product. Under our MPF Government MBS product, PFIs sell us Government Loans that we intend to hold in our portfolio for a short period of time until such loans are pooled into Ginnie Mae MBS. Other MPF Banks that offer these products allow their PFIs to sell MPF Loans directly to us. As of September 30, 2015, we held an immaterial amount of MPF Loans held for sale, recorded in Other Assets in our statements of condition. See Note 2 - Summary of Significant Accounting Policies for information related to our accounting for MPF Loans that are held for sale.

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

Member Credit Products

We lend to members within our district according to federal statutes, including the FHLB Act, and FHFA regulations. The FHLB Act requires us to obtain sufficient collateral to fully secure our credit products, and we do not expect to incur any credit losses on advances. We perfect our security interest in pledged collateral and enter into control agreements for securities collateral. We take a risk-based approach in requiring delivery of pledged collateral. We have policies and procedures in place that are designed to manage our credit risk, including requirements for restrictions on borrowing, verifications of collateral and monitoring of borrowings and the borrower's financial condition. Based upon the collateral we held as security, our credit extension and collateral policies, our credit analysis and the repayment history on credit products, we do not believe that any credit losses have been incurred on our credit products. Accordingly, we have not recorded any allowance for credit losses for our on-balance sheet credit products, nor have we recorded a liability for our credit products with off-balance sheet credit exposure. Further, we expect to collect all amounts due according to contractual terms of our credit products. Accordingly, for the periods presented, we had no credit products that were past due, on nonaccrual status, considered impaired, or considered a troubled debt restructuring.

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

The following table presents the changes in the allowance for credit losses on conventional MPF Loans.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$3	$19	$15	$29
Losses charged to the allowance	(1)	(1)	(17)	(5)
Provision for (reversal of) credit losses	1	(2)	5	(8)
Balance, end of period	$3	$16	$3	$16

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The table below presents the recorded investment by impairment methodology on conventional MPF Loans. There is no allowance for credit losses attributable to MPF Loans that are specifically identified and individually evaluated for impairment as of September 30, 2015, since such credit losses have been charged off in accordance to AB 2012-02. Refer to Note 2 – Summary of Significant Accounting Policies for further details.

As of	September 30, 2015	December 31, 2014
Specifically identified and individually evaluated for impairment	$—	$12
Homogeneous pools of loans collectively evaluated for impairment	3	3
Allowance for credit losses on conventional MPF Loans	$3	$15

Individually evaluated for impairment	$114	$160
Collectively evaluated for impairment	3,707	4,538
Total recorded investment	$3,821	$4,698

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

	September 30, 2015			December 31, 2014
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$100	$62	$162	$138	$92	$230
Past due 60-89 days	33	21	54	43	23	66
Past due 90 days or more	104	36	140	153	44	197
Total past due	237	119	356	334	159	493
Total current	3,584	1,169	4,753	4,364	1,246	5,610
Total recorded investment	$3,821	$1,288	$5,109	$4,698	$1,405	$6,103
Also in process of foreclosure	$53	$12	$65	$77	$11	$88
Serious delinquency rate	2.75%	2.82%	2.77%	3.28%	3.15%	3.25%
Past due 90 days or more still accruing interest	$9	$36	$45	$25	$44	$69
On nonaccrual status	$114	$—	$114	$163	$—	$163

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Troubled Debt Restructurings

As of September 30, 2015, and December 31, 2014, our recorded investment balances of mortgage loans classified as troubled debt restructurings were $69 million and $73 million, respectively. The financial amounts related to troubled debt restructurings are not material to our financial condition, results of operations, or cash flows.

Individually Evaluated Impaired MPF Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance for credit losses attributable to individually evaluated impaired MPF Loans. Such impaired MPF Loans include MPF Loans that are considered collateral dependent and MPF Loans involved in a troubled debt restructuring. There is no allowance for credit losses attributable to MPF Loans that are individually evaluated for impairment as of September 30, 2015, since such credit losses have been charged off in accordance to AB 2012-02. For further details see Note 2 - Summary of Significant Accounting Policies to the financial statements.

As of	September 30, 2015	December 31, 2014
Recorded investment with an allowance for credit losses	$—	$160
Recorded investment without an allowance for credit losses	114	—
Unpaid principal balance with an allowance for credit losses	—	158
Unpaid principal balance without an allowance for credit losses	125	—
Related allowance for credit losses	—	12

The following table summarizes the average recorded investment of impaired conventional MPF Loans. We do not recognize interest income on impaired loans.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Average recorded investment with an allowance for credit losses	$—	$176	$—	$190
Average recorded investment without an allowance for credit losses	118	—	132	—

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

Managing Credit Risk on Derivative Agreements

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 16 - Fair Value Accounting to the financial statements in our 2014 Form 10-K for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our over-the-counter bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $39 million of collateral at fair value to our derivatives counterparties at September 30, 2015.

Cleared swaps are subject to initial and variation margin requirements established by the clearinghouse and its clearing members. We post initial and variation margin through the clearing member, on behalf of the clearinghouse, which could expose us to institutional credit risk in the event that a clearing member or the clearinghouse fail to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because a central clearinghouse counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The clearinghouse determines initial margin requirements for cleared derivatives. In this regard, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We were not required to post additional initial margin by our clearing agents at September 30, 2015.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2014 Form 10-K for further discussion. In addition to the cash collateral noted in the following table, we also pledge investment securities (as parenthetically disclosed on our statements of condition) as part of our initial margin related to cleared derivative transactions.

The following table presents our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements.

	September 30, 2015					December 31, 2014
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$27,240	$94		$1,305		$30,940	$53		$1,348
Derivatives not in hedge accounting relationships-
Interest rate swaps	22,767	565		442		19,159	487		329
Interest rate swaptions	1,270	43		—		1,850	56		—
Interest rate caps or floors	1,131	93		—		1,164	105		—
Interest rate futures	3	—		—		3	—		—
Mortgage delivery commitments	651	1		—		284	3		3
Other	118	—		1		—	—		—
Derivatives not in hedge accounting relationships	25,940	702		443		22,460	651		332
Gross derivative amount before adjustments	$53,180	796		1,748		$53,400	704		1,680
Netting adjustments and cash collateral		(794)	[a]	(1,704)	[a]		(675)	[a]	(1,625)	[a]
Derivatives on statements of condition		$2		$44			$29		$55

[a]
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed by us with the same clearing agent and/or counterparty. Cash collateral posted was $946 million at June 30, 2015, and $978 million at December 31, 2014. Cash collateral received was $36 million at June 30, 2015, and $29 million at December 31, 2014.

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

	Derivative Assets			Derivative Liabilities
As of September 30, 2015	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$652	$143	$795	$1,420	$328	$1,748
Netting adjustments and cash collateral	(651)	(143)	(794)	(1,378)	(326)	(1,704)
Derivatives with legal right of offset - net	1	—	1	42	2	44
Derivatives without legal right of offset	1	—	1	—	—	—
Derivatives on statements of condition	2	—	2	42	2	44
Noncash collateral received (pledged) and cannot be sold or repledged	1	—	1	—	1	1
Net amount	$1	$—	$1	$42	$1	$43

As of December 31, 2014
Derivatives with legal right of offset -
Gross recognized amount	$656	$45	$701	$1,466	$211	$1,677
Netting adjustments and cash collateral	(632)	(43)	(675)	(1,414)	(211)	(1,625)
Derivatives with legal right of offset - net	24	2	26	52	—	52
Derivatives without legal right of offset	3	—	3	3	—	3
Derivatives on statements of condition	27	2	29	55	—	55
Noncash collateral received (pledged) and cannot be sold or repledged	23	—	23	—	—	—
Net amount	$4	$2	$6	$55	$—	$55

At September 30, 2015, we had $56 million of additional net credit exposure on cleared derivatives due to our pledging of non-cash collateral to a clearinghouse for initial margin, which exceeded our net derivative liability position. We had $4 million comparable exposure at December 31, 2014.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The table below presents the gains (losses) of derivatives and hedging activities as presented in the statements of income.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2015	2014	2015	2014
Fair value hedges -
Interest rate swaps	$(17)	$(3)	$(30)	$(15)

Cash flow hedges	1	—	2	1

Economic hedges -
Interest rate swaps	(14)	1	(43)	(2)
Interest rate swaptions	4	(4)	7	(20)
Interest rate caps or floors	(4)	(17)	(12)	(32)
Net interest settlements	16	23	60	55
Mortgage delivery commitments	1	1	1	2
Other	(2)	—	(2)	—
Economic hedges	1	4	11	3

Gains (losses) on derivatives and hedging activities	$(15)	$1	$(17)	$(11)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the effect of those derivatives on our net interest income. Net Interest Settlements Recorded in Net Interest Income represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type. Closed Hedge Adjustments Amortized into Net Interest Income represents the amortization of hedge adjustments included in the interest income/expense line item of the respective hedged item type. We had no gain (loss) for hedged firm commitments on forward-starting advances that no longer qualified as a fair value hedge.

	Gain (loss)			Net Interest Settlements Recorded in Net Interest Income	Closed Hedge Adjustments Amortized into Net Interest Income
	On Derivative	On Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities
Three months ended September 30, 2015
Available-for-sale securities	$(40)	$29	$(11)	$(33)	$—
Advances	(77)	78	1	(21)	(1)
MPF Loans held for portfolio	—	—	—	—	(4)
Consolidated obligation bonds	87	(94)	(7)	54	—
Total	$(30)	$13	$(17)	$—	$(5)
Three months ended September 30, 2014
Available-for-sale securities	$50	$(50)	$—	$(35)	$—
Advances	7	(5)	2	(20)	(1)
MPF Loans held for portfolio	—	—	—	—	(4)
Consolidated obligation bonds	(57)	52	(5)	63	(1)
Total	$—	$(3)	$(3)	$8	$(6)
Nine months ended September 30, 2015
Available-for-sale securities	$(28)	$15	$(13)	$(101)	$(10)
Advances	(49)	49	—	(62)	(1)
MPF Loans held for portfolio	—	—	—	—	(11)
Consolidated obligation bonds	117	(134)	(17)	172	(3)
Total	$40	$(70)	$(30)	$9	$(25)
Nine months ended September 30, 2014
Available-for-sale securities	$20	$(23)	$(3)	$(105)	$—
Advances	(56)	62	6	(60)	(3)
MPF Loans held for portfolio	—	—	—	—	(13)
Consolidated obligation bonds	225	(243)	(18)	189	(11)
Total	$189	$(204)	$(15)	$24	$(27)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

The following table presents our gains (losses) on our cash-flow hedging relationships recorded in income and other comprehensive income (loss). In cases where amounts are insignificant in the aggregate, we do not report a balance. Net Interest Settlements Recorded in Net Interest Income represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type.

	Amortization of Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified From AOCI to Derivatives and Hedging Activities	Total Reclassified From AOCI to Statements of Income	Net Change in Other Comprehensive Income	Effective Portion Recorded in AOCI	Net Interest Settlements Recorded in Net Interest Income
Three months ended September 30, 2015
Advances - interest rate floors	$2	$—	$2	$(2)	$—	$—
Discount notes - interest rate swaps	(1)	1	—	(29)	(29)	(61)
Total	$1	$1	$2	$(31)	$(29)	$(61)
Three months ended September 30, 2014
Advances - interest rate floors	$4	$—	$4	$(4)	$—	$—
Discount notes - interest rate swaps	(1)	—	(1)	88	87	(62)
Bonds - interest rate swaps	(1)	—	(1)	1	—	—
Total	$2	$—	$2	$85	$87	$(62)
Nine months ended September 30, 2015
Advances - interest rate floors	$8	$—	$8	$(8)	$—	$—
Discount notes - interest rate swaps	(2)	2	—	14	14	(185)
Bonds - interest rate swaps	(2)	—	(2)	2	—	—
Total	$4	$2	$6	$8	$14	$(185)
Nine months ended September 30, 2014
Advances - interest rate floors	$9	$—	$9	$(9)	$—	$—
Discount notes - interest rate swaps	(2)	1	(1)	98	97	(184)
Bonds - interest rate swaps	(2)	—	(2)	2	—	—
Total	$5	$1	$6	$91	$97	$(184)

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $(2) million as of September 30, 2015. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is 5 years.

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

As of September 30, 2015	Contractual Maturity	Weighted Average Interest Rate	By Next Maturity or Call Date
Due in one year or less	$3,095	3.53%	$17,714
One to two years	4,111	2.18%	2,991
Two to three years	5,309	1.61%	2,177
Three to four years	3,627	1.41%	1,853
Four to five years	3,343	1.51%	141
Thereafter	6,603	2.75%	1,212
Total par value	$26,088	2.17%	$26,088

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2015	December 31, 2014
Carrying Amount	$37,290	$31,054
Par Value	37,301	31,060
Weighted Average Interest Rate	0.17%	0.09%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	September 30, 2015	December 31, 2014
Noncallable	$10,845	$11,046
Callable	15,243	23,355
Par value	26,088	34,401
Bond premiums (discounts), net	7	17
Hedging adjustments	(39)	(177)
Fair value option adjustments	6	10
Total consolidated obligation bonds	$26,062	$34,251

Joint and Several Liability

We do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of September 30, 2015. As a result, we did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of September 30, 2015, and December 31, 2014.

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor:

	September 30, 2015			December 31, 2014
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$447,000	$409,511	$856,511	$484,812	$362,363	$847,175
FHLB Chicago as primary obligor	26,088	37,301	63,389	34,401	31,060	65,461
As a percent of the FHLB System	6%	9%	7%	7%	9%	8%

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

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements on page F-44 of our 2014 Form 10-K. We complied with our minimum regulatory capital requirements as shown below:

	September 30, 2015		December 31, 2014
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,040	$4,541	$1,127	$4,317
Total regulatory capital	$2,793	$4,541	$2,874	$4,317
Total regulatory capital ratio	4.00%	6.50%	4.00%	6.01%
Leverage capital	$3,491	$6,813	$3,592	$6,475
Leverage capital ratio	5.00%	9.76%	5.00%	9.01%

Total regulatory capital and leverage capital do not include accumulated other comprehensive income (loss). Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members' capital stock exceeded 10% of our total capital stock outstanding:

As of September 30, 2015	Capital Stock Outstanding		% of Total Outstanding
One Mortgage Partners Corp	$250	[a]	13%
Northern Trust Company	200		11%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the income (loss) in AOCI for the periods indicated:

	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized on Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	Total AOCI
Three months ended September 30, 2015
Beginning balance	$925	$(238)	$(541)	$(7)	$139
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(79)	11	(29)	1	(96)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)	—	(1)
Non-interest gain (loss)	—	—	(1)	—	(1)
Total other comprehensive income in the period	(79)	11	(31)	1	(98)
Ending balance	$846	$(227)	$(572)	$(6)	$41

Three months ended September 30, 2014
Beginning balance	$1,188	$(293)	$(659)	$4	$240
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(99)	15	87	(2)	1
Amounts reclassified in period to statements of income:
Net interest income	—	—	(2)	—	(2)
Total other comprehensive income in the period	(99)	15	85	(2)	(1)
Ending balance	$1,089	$(278)	$(574)	$2	$239

Nine months ended September 30, 2015
Beginning balance	$1,060	$(264)	$(580)	$1	$217
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(214)	37	14	(7)	(170)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(4)	—	(4)
Non-interest gain (loss)	—	—	(2)	—	(2)
Total other comprehensive income in the period	(214)	37	8	(7)	(176)
Ending balance	$846	$(227)	$(572)	$(6)	$41

Nine months ended September 30, 2014
Beginning balance	$1,052	$(321)	$(665)	$1	$67
Change in the period recorded to the statements of condition, before reclassifications to statements of income	37	43	97	—	177
Amounts reclassified in period to statements of income:
Net interest income	—	—	(5)	—	(5)
Non-interest gain (loss)	—	—	(1)	—	(1)
Non-interest expense	—	—	—	1	1
Total other comprehensive income in the period	37	43	91	1	172
Ending balance	$1,089	$(278)	$(574)	$2	$239

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 - Fair Value Accounting

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

The fair values of all interest rate derivative agreements are netted by clearing member and/or by counterparty, including cash collateral received from or delivered to the counterparty. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. We use a midmarket pricing convention based on the bid-ask spread for fair-value measurements. Because these estimates are made at a specific point in time, they are susceptible to material near-term changes. We evaluated the potential for the fair value of the instruments to be affected by changes in our counterparty credit risk and our own credit risk, and we made no adjustments as they were insignificant to the overall fair-value measurements. When midmarket pricing inputs are unavailable, we use a discounted cash-flow model which uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•	Discount rate assumption. At September 30, 2015, we used the overnight-index swap (OIS) curve and at December 31, 2014, we used the LIBOR swap curve.

We implemented using the OIS curve to determine the fair value of derivative contracts in the first quarter of 2015. The initial effect of using the OIS curve did not have a material effect on our operating activities or financial statements.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The tables below are a summary of the fair value estimates and related levels in the fair value hierarchy. The carrying amounts are as recorded in the statements of condition. These tables do not represent an estimate of our overall market value as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities.  The tables below are presented in the following order:

•	Fair values of financial instruments.

•	Financial instruments measured at fair value on a recurring basis on our statements of condition.

•	Assets measured at fair value on a nonrecurring basis on our statements of condition.

We had no transfers between Levels 1, 2, and/or 3 for the periods presented.

Fair values of financial instruments

	Carrying Amount		Fair Value Hierarchy
		Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Financial Assets -
Cash and due from banks	$606	$606	$606	$—	$—
Interest bearing deposits	560	560	560	—	—
Federal Funds sold	720	720	—	720	—
Securities purchased under agreements to resell	3,400	3,400	—	3,400	—
Held-to-maturity securities	5,740	6,375	—	5,089	1,286
Advances	35,044	35,020	—	35,020	—
MPF Loans held in portfolio, net	5,079	5,442		5,406	36
Financial Liabilities -
Deposits	(510)	(510)	—	(510)	—
Consolidated obligation discount notes	(37,290)	(37,292)	—	(37,292)	—
Consolidated obligation bonds	(26,062)	(26,586)	—	(26,532)	(54)	[a]
Subordinated notes	(944)	(980)	—	(980)	—
December 31, 2014
Financial Assets -
Cash and due from banks	$342	$342	$342	$—	$—
Interest bearing deposits	560	560	560	—	—
Federal Funds sold	1,525	1,525	—	1,525	—
Securities purchased under agreements to resell	3,400	3,400	—	3,400	—
Held-to-maturity securities	7,118	7,824	—	6,356	1,468
Advances	32,485	32,546	—	32,546	—
MPF Loans held in portfolio, net	6,057	6,585	—	6,435	150
Financial Liabilities -
Deposits	(666)	(666)	—	(666)	—
Consolidated obligation discount notes	(31,054)	(31,055)	—	(31,055)	—
Consolidated obligation bonds	(34,251)	(34,831)	—	(34,768)	(63)	[a]
Subordinated notes	(944)	(1,013)	—	(1,013)	—

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Financial instruments measured at fair value on a recurring basis on our statements of condition

As of September 30, 2015	Level 2	Level 3		Netting		Fair Value
Financial assets -
U.S. Government & other government related non-MBS	$101	$—				$101
GSE residential MBS	52	—				52
U.S. Governmental-guaranteed residential MBS	2	—				2
Trading securities	155	—				155
U.S. Government & other government related non-MBS	439	—				439
State or local housing agency non-MBS	15	—				15
FFELP ABS	5,520	—				5,520
GSE residential MBS	10,257	—				10,257
U.S. Government-guaranteed residential MBS	2,010	—				2,010
Private-label residential MBS	—	67				67
Available-for-sale securities	18,241	67				18,308
Advances	95	—				95
Derivative assets	791	5		$(794)	[a]	2
Other assets - Mortgage loans held for sale	21	—				21
Total financial assets at fair value	$19,303	$72		$(794)	[a]	$18,581
Level 3 as a percent of total assets at fair value		0.4%
Financial liabilities -
Consolidated obligation discount notes	$(6,472)	$—				$(6,472)
Consolidated obligation bonds	(980)	(54)	[b]			(1,034)
Derivative liabilities	(1,748)	—		$1,704	[a]	(44)
Total financial liabilities at fair value	$(9,200)	$(54)		$1,704	[a]	$(7,550)
Level 3 as a percent of total liabilities at fair value		0.7%
As of December 31, 2014
Financial assets -
U.S. Government & other government related non-MBS	$102	$—				$102
GSE residential MBS	63	—				63
U.S. Governmental-guaranteed residential MBS	2	—				2
Trading securities	167	—				167
U.S. Government & other government related non-MBS	508	—				508
State or local housing agency non-MBS	3	—				3
FFELP ABS	6,221	—				6,221
GSE residential MBS	10,827	—				10,827
U.S. Government-guaranteed residential MBS	2,345	—				2,345
Private-label residential MBS	—	71				71
Available-for-sale securities	19,904	71				19,975
Advances	83	—				83
Derivative assets	691	13		$(675)	[a]	29
Total financial assets at fair value	$20,845	$84		$(675)	[a]	$20,254
Level 3 as a percent of total assets at fair value		0.4%
Financial liabilities -
Consolidated obligation discount notes	$(1,799)	$—				$(1,799)
Consolidated obligation bonds	(2,785)	(63)	[b]			(2,848)
Derivative liabilities	(1,680)	—		$1,625	[a]	(55)
Total financial liabilities at fair value	$(6,264)	$(63)		$1,625	[a]	$(4,702)
Level 3 as a percent of total liabilities at fair value		1.3%

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

Financial instruments carried at fair value on a recurring basis using Level 3 inputs were immaterial and there were no significant changes in balances in unobservable inputs (Level 3) in the nine months ended September 30, 2015, or 2014.

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

The table below presents assets that typically are not carried at fair value that were measured at fair value in our statements of condition as of the dates shown. The fair value information presented is not as of the period-end, rather it was as of the date the fair value adjustment was recorded during the nine months ended September 30, 2015, and excludes nonrecurring fair value measurements of assets no longer on the balance sheet.

	Level 3
As of	September 30, 2015	December 31, 2014
Impaired conventional MPF Loans held in portfolio	$36	$150
REO (recorded in Other Assets)	12	9

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Advances	$1	$3	$2	$3
Bonds	—	7	4	8
Discount Notes	—	—	(2)	—
Total	$1	$10	$4	$11

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for advances and consolidated obligation bonds for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	September 30, 2015		December 31, 2014
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid Principal Balance	$90	$974	$80	$2,775
Fair Value Over (Under) UPB	5	6	3	10
Fair Value	$95	$980	$83	$2,785

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The table below shows our commitments outstanding, which represent off-balance sheet obligations, for the periods presented.

	September 30, 2015				December 31, 2014
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$93	$—		$93	$91	$—		$91
Member standby letters of credit	4,754	1,597	[a]	6,351	2,410	1,207	[a]	3,617
Housing authority standby bond purchase agreements	—	433		433	155	262		417
Committed unused member lines of credit	—	—		—	4,000	—		4,000
Advance commitments	185	20		205	158	104		262
MPF Program mortgage purchase commitments	383	—		383	143	—		143
Other commitments	52	—		52	68	—		68
Commitments	$5,467	$2,050		$7,517	$7,025	$1,573		$8,598

[a]	Contains $1,032 million and $974 million of member standby letters of credit at September 30, 2015, and December 31, 2014, which were renewable annually.

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

As of	September 30, 2015	December 31, 2014
Assets - Interest bearing deposits	$560	$560
Assets - Advances	15,156	11,159
Assets - Advance Interest Receivable	4	2
Liabilities - Deposits	18	26
Equity - Capital Stock	466	267

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. All transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.  These and other material transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Selected statements of condition data
Total investments [a]	$28,883	$28,080	$30,816	$32,745	$30,229
Advances	35,044	34,553	31,941	32,485	26,766
MPF Loans held in portfolio, gross	5,082	5,377	5,732	6,072	6,438
Less: allowance for credit losses	(3)	(3)	(4)	(15)	(16)
Total assets	69,824	69,760	70,147	71,841	72,031
Consolidated obligations, net -
Discount notes	37,290	34,552	30,474	31,054	30,507
Bonds	26,062	28,672	33,043	34,251	35,239
Total capital stock	1,892	1,835	1,923	1,902	1,801
Total retained earnings	2,640	2,575	2,484	2,406	2,304
Total capital	4,573	4,549	4,579	4,525	4,344
Other selected data at period end
MPF off-balance sheet loans outstanding [b]	$15,083	14,840	$14,662	$14,474	$14,298
FHLB systemwide consolidated obligations (par)	856,511	852,783	812,196	847,175	816,950
Number of members	742	748	745	751	757
Total employees (full and part time)	410	413	408	405	391
Selected statements of income data
Net interest income after provision for credit losses	$121	$117	$130	$136	$140
Non-interest gain (loss)	(6)	24	(5)	18	11
Non-interest expense	35	33	33	35	28
Net income	72	97	83	107	110
Other selected data during the periods
MPF off-balance sheet loan volume funded system [b]	$807	$800	$698	$604	$591
MPF off-balance sheet loan volume funded FHLBC [b]	363	388	357	315	281
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.50%	6.33%	6.29%	6.01%	5.71%
Market value of equity to book value of equity	108%	110%	112%	114%	116%
Total investments - % of total assets	41%	40%	44%	46%	42%
Advances - % of total assets	50%	50%	46%	45%	37%
MPF Loans held in portfolio, net - % of total assets	7%	8%	8%	8%	9%
Dividend rate class B1 activity stock-period paid	2.25%	2.25%	2.25%	2.00%	1.50%
Dividend rate class B2 membership stock-period paid	0.50%	0.50%	0.50%	0.50%	0.50%
Return on average assets	0.42%	0.56%	0.44%	0.58%	0.62%
Return on average equity	6.31%	8.51%	7.34%	9.60%	10.16%
Average equity to average assets	6.66%	6.58%	5.99%	6.03%	6.07%
Net yield on average interest-earning assets	0.72%	0.71%	0.70%	0.75%	0.79%
Return on average Regulatory Capital spread to three month LIBOR index	6.15%	8.59%	7.51%	9.84%	10.53%
Cash dividends	$7	$6	$5	$5	$4
Dividend payout ratio	10%	6%	6%	5%	4%

[a]	Total investments includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF off-balance sheet outstanding loans are MPF Program loans purchased from our PFIs or the PFIs of systemwide FHLBs and are concurrently resold to Fannie Mae or other third party investors under the MPF Xtra and MPF Direct products or pooled and securitized in Ginnie Mae MBS under the MPF Government MBS product. See Mortgage Partnership Finance Program beginning on page 7 in our 2014 Form 10-K.

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

•
the impact of new business strategies, including our ability to develop and implement business strategies focused on maintaining net interest income; the impact of our efforts to simplify our balance sheet on our market risk profile and future hedging costs; our ability to successfully transition to a new business model, implement business process improvements and scale our size to our members' borrowing needs; the extent to which our members use our advances as part of their core financing rather than just as a back-up source of liquidity; and our ability to implement product enhancements and new products and generate enough volume in new products to cover our costs related to developing such products;

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

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and related regulations and proposals and legislation related to housing finance and GSE reform; changes by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 (Housing Act) or as may otherwise be issued by our regulator, including regulatory changes to FHLB membership requirements proposed by the FHFA; the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2015 Financial Highlights

•	We recorded net income of $72 million for the third quarter of 2015, down from $110 million in the third quarter of 2014.

•	Net interest income for the third quarter of 2015 was $121 million, down from $140 million for the third quarter of 2014 as our investment and MPF Loan portfolios continued to pay down.

•	Noninterest gain (loss) for the third quarter of 2015 was ($6 million), down from a gain of $11 million for the third quarter of 2014 as hedging costs returned to more historically normalized levels.

•	Total investment securities declined $3.1 billion from $27.3 billion at December 31, 2014, to $24.2 billion at September 30, 2015, as the investments portfolio continued to pay down.

•	Advances outstanding increased $2.5 billion to $35.0 billion at September 30, 2015, up from $32.5 billion at December 31, 2014.

•	Total assets decreased $2.0 billion to $69.8 billion at September 30, 2015, down from $71.8 billion at December 31, 2014.

•	We reached over $2.6 billion in retained earnings at September 30, 2015.

•	We remained in compliance with all of our regulatory capital requirements as of September 30, 2015.

Summary and Outlook

Third Quarter 2015 Dividend
For the second time this year, the Bank’s Board of Directors has increased the dividend declared per share on Class B1 activity stock by 25 basis points to an annualized rate of 2.50% based on the Bank’s preliminary financial results for the third quarter of 2015. With this action, the Board continues and enhances the practice of rewarding members that use the Bank’s advances and support the financial health of the entire cooperative. The Board has also implemented changes, as described below, that provide access to the higher dividend to most borrowing members. The Board maintained the dividend level declared in previous quarters this year for Class B2 membership stock at an annualized rate of 0.50%.
Enhancing Members’ Return on Membership

Also in the third quarter, the Board implemented the Second Amended and Restated Capital Plan, which increases members’ return on activity with the Bank. This Capital Plan became effective October 1, 2015. It significantly reduced the threshold for the automatic conversion of membership stock to activity stock. Instead of $5 million, the threshold is now $10,000. Using this lower threshold, a member that borrows more than $200,000 at a 5% activity stock requirement has a lower net cost of borrowing due to the higher dividend paid on activity stock. As a result of this change, more than 99% of the Bank’s borrowing members held more activity stock on October 1. Members are expected to see the benefit when the Bank pays the fourth quarter 2015 dividend, which is planned to be in February 2016. See Capital Rules on page 52 for further details.

More Mortgage Partnership Finance Solutions

Providing members with access to the secondary mortgage market remains one of our top priorities as well. We are working on a servicing released enhancement to the new MPF Government MBS product, which is designed to provide members with additional flexibility to enhance their competitiveness and support homeownership in their communities. Whether members choose servicing released or servicing retained, the MPF Government MBS offers attractive pricing, which members can pass on to their borrowers.
This summer we rolled out MPF Direct, which has a single-family loan limit of $1.5 million. We also reintroduced three MPF products-MPF Original, MPF 125, and MPF 35-that allow members to earn higher fee income for sharing the credit risk of conventional, conforming loans while we manage the liquidity, interest rate, and prepayment risks. With all of these products, we are striving to help members meet the different mortgage needs of the borrowers in their communities.

Providing a Reliable Source of Liquidity

We continue to monitor the political uncertainty in Washington, D.C. At the beginning of the fourth quarter we started building our liquidity position and extending the terms of our borrowings so that we are better able to meet members’ funding requests during all political and economic scenarios. For more than 82 years, we have been a reliable source of liquidity to our members, and we remain committed to that standard.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

Our financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within our districts of Illinois and Wisconsin, and the conditions in the financial, housing and credit markets. In particular, our net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy.  We manage our interest rate risk by entering into fair value hedge relationships utilizing derivative agreements in which 1-month, 3-month or 6-month LIBOR is received or paid to hedge a portion of our advances, available for sale securities and debt.   We also enter into cash flow hedge relationships utilizing derivative agreements to hedge the cash flow risk attributable to the rolling nature of our short-term consolidated discount notes.  Additionally, we enter into economic hedges using derivative agreements to hedge our mortgage-related assets, which are sensitive to changes in mortgage rates.

Our profitability is significantly affected by the interest rate environment.   We earn relatively narrow spreads between yields on assets and the rates paid on corresponding liabilities.  We also expect our ability to generate significant earnings on capital and short-term investments will be affected in light of the Federal Reserve’s policy of setting the short-term Federal Funds rate.  Short-term interest rates also directly affect our earnings on invested capital.

Our operating results are affected not only by rising or falling interest rates but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. A flattening of the yield curve tends to compress our net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. The performance of our MPF Loans held for investment portfolio is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. In addition, our higher yielding private label MBS portfolio continues its expected runoff. As higher coupon MPF Loans mature along with higher yielding private label MBS, the return of principal cannot be invested in assets with a comparable yield, resulting in a decline in the aggregate yield on the remaining MPF Loans held for investment portfolio and investment securities and a possible decrease in our net interest margin.

Lastly, the volume related to our MPF Xtra and MPF Direct programs as well as our Ginnie Mae MBS issuances also are influenced by the interest rate environment, global and national economies, local economies within our districts of Illinois and Wisconsin, and the conditions in the financial, housing and credit markets.

Net Interest Income

Net interest income before the provision for (reversal of) credit losses includes the following in accordance with GAAP:

•	Net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges;

•	Amortization of premiums;

•	Accretion of discounts;

•	Amortization of hedge adjustments;

•	Advance prepayment fees; and

•	MPF credit enhancement fees.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The tables below present the increase or decrease in interest income and expense before the provision for (reversal of) credit losses due to volume or rate variances. The calculation of these components includes the following considerations:

•	Average daily balances are computed using historical amortized cost balances except for items carried under the fair value option which include changes in fair value.

•	MPF Loans held in portfolio that are on nonaccrual status are included in average daily balances used to determine the effective yield/rate.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

•	Any change due to the combined volume/rate variance has been allocated ratably to volume and rate.

	September 30, 2015			September 30, 2014			Increase (decrease) due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$5,506	$2	0.15%	$10,538	$2	0.08%	$(1)	$1	$—
Investment securities	24,188	195	3.22%	28,210	214	3.03%	(30)	11	(19)
Advances	33,318	45	0.54%	24,934	39	0.63%	13	(7)	6
MPF Loans held in portfolio	5,140	62	4.82%	6,537	78	4.77%	(17)	1	(16)
Total Interest Income on Assets	68,152	304	1.78%	70,219	333	1.90%	(35)	6	(29)
Consolidated obligation discount notes	34,080	72	0.85%	28,971	68	0.94%	12	(8)	4
Consolidated obligation bonds	28,565	96	1.34%	36,279	114	1.26%	(24)	6	(18)
Subordinated notes	944	14	5.93%	944	13	5.51%	—	1	1
Total Interest Expense on Liabilities	63,589	182	1.14%	66,194	195	1.18%	(12)	(1)	(13)
Net yield on interest-earning assets	$68,152	$122	0.72%	$70,219	$138	0.79%	$(23)	$7	$(16)

	September 30, 2015			September 30, 2014			Increase (decrease) due to
For the nine months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$7,297	$6	0.11%	$10,294	$6	0.08%	$(2)	$2	$—
Investment securities	24,754	599	3.23%	29,363	659	2.99%	(103)	43	(60)
Advances	32,633	132	0.54%	23,611	116	0.66%	45	(29)	16
MPF Loans held in portfolio	5,455	197	4.82%	6,973	252	4.82%	(55)	—	(55)
Total Interest Income on Assets	70,139	934	1.78%	70,241	1,033	1.96%	(115)	16	(99)
Consolidated obligation discount notes	33,890	216	0.85%	27,773	201	0.96%	44	(29)	15
Consolidated obligation bonds	30,769	304	1.32%	37,626	408	1.45%	(75)	(29)	(104)
Subordinated notes	944	41	5.79%	944	40	5.65%	—	1	1
Total Interest Expense on Liabilities	65,603	561	1.14%	66,343	649	1.30%	(31)	(57)	(88)
Net yield on interest-earning assets	$70,139	$373	0.71%	$70,241	$384	0.73%	$(84)	$73	$(11)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Net interest income changed mainly due to the following:

•
Investment interest income declined primarily due to the decline in average investment balances as we continue to reduce our MBS portfolio to less than three times our total regulatory capital. This ratio is one of the conditions that needs to be met to remove the restriction on us to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days. For further information, see Investment Securities on page 49. This decline was partially offset by accretion into interest income of expected improvements in the present value of cash flows on securities that were previously charged with credit related OTTI. For the three and nine months ended September 30, 2015, we recorded credit-related accretion to interest income of $12 million and $41 million. For the comparable period in 2014, accretion was $15 million and $43 million. Future accretion is dependent upon how estimated market conditions may impact the projected cash flows, and may vary from past experience.

•
Interest income from advances increased primarily due to increases in volume. Member demand for advances has continued to increase modestly in 2015 after a significant increase of $9.0 billion during 2014. We are finding that our members in Illinois and Wisconsin have increased funding needs as the economic activity in our district continues to improve. In addition, members are taking advantage of the benefits of our Reduced Capitalization Advance Program (RCAP) to lower their cost of borrowing and our dividend policies are designed to make the net cost of borrowing through advances more attractive to our active members. While our advances increased so far in 2015, it is possible that our advances may decrease to the extent our members elect to utilize alternative funding resources.

•
Interest income from MPF Loans continued to decline as expected due to the net decrease in balance of MPF Loans outstanding. Though we have experienced a net decline in MPF Loans outstanding, we resumed purchasing MPF Loans that we held in portfolio during 2015, though the amount has been nominal to date. We do not expect these new MPF Loans to be material enough to offset older loan paydowns in the near-term, but may become so over a longer-term period of time.

•
Interest expense decreased both as a result of a reduction in the average interest rates of our debt portfolio, as well as due to reduced overall debt outstanding. As higher rate debt has matured or been called, the debt was replaced with lower-rate funding. Market rates on our short term discount notes also declined on average and we benefited from these lower rates by increasing the mix of discount notes as compared to bonds.

Net interest income is also impacted by fair value and cash flow hedging activity. For details see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on pages 45 and 46.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Trading securities	$(1)	$(6)	$(2)	$(18)
Derivatives and hedging activities	(15)	1	(17)	(11)
Instruments held under fair value option	1	10	4	11
Subtotal - Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option	(15)	5	(15)	(18)
Litigation settlement awards	2	1	13	18
Other, net	7	5	15	14
Noninterest gain (loss)	$(6)	$11	$13	$14

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Gains (losses) on these activities have generally stabilized in recent quarters primarily as a result of less volatile hedging costs, which is consistent with hedging strategies of our more simplified balance sheet, along with a more stable economy. Our loss in the third quarter of 2015 (as compared to the gain in the third quarter of 2014), was primarily due to volatility and uncertainty related to the September Federal Reserve meeting to discuss, among other things, a potential rise in short term rates. The Federal Reserve decided to defer any rate increases at that time.

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

Litigation settlement awards

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. In both 2015 and 2014, we received payments for settlements with some of the defendants. We continue to pursue litigation related to these matters. We cannot predict to what extent we will be successful in this remaining litigation. See Item 1. Legal Proceedings on page 65 for further details.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the impact of Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option on our results of operations.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended September 30, 2015
Amortization/accretion	$1	$—	$(4)	$(1)	$—	$(4)
Net interest settlements	(21)	(33)	—	(61)	54	(61)
Total recorded in net interest income	(20)	(33)	(4)	(62)	54	(65)
Fair value hedges - ineffectiveness net gain (loss)	1	(11)	—	—	(7)	(17)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	(2)	—	(2)	2	3	1
Total recorded derivatives & hedging activities	(1)	(11)	(2)	3	(4)	(15)
Instruments held under fair value option	1	—	—	—	—	1
Total net effect gain (loss) of hedging activities	$(20)	$(44)	$(6)	$(59)	$50	$(79)

Three months ended September 30, 2014
Amortization/accretion	$3	$—	$(4)	$(1)	$(2)	$(4)
Net interest settlements	(20)	(35)	—	(62)	63	(54)
Total recorded in net interest income	(17)	(35)	(4)	(63)	61	(58)
Fair value hedges - ineffectiveness net gain (loss)	2	—	—	—	(5)	(3)
Economic hedges - net gain (loss)	—	—	(4)	—	8	4
Total recorded derivatives & hedging activities	2	—	(4)	—	3	1
Instruments held under fair value option	3	—	—	—	7	10
Total net effect gain (loss) of hedging activities	$(12)	$(35)	$(8)	$(63)	$71	$(47)

Nine months ended September 30, 2015
Amortization/accretion	$7	$(10)	$(11)	$(2)	$(5)	$(21)
Net interest settlements	(62)	(101)	—	(185)	172	(176)
Total recorded in net interest income	(55)	(111)	(11)	(187)	167	(197)
Fair value hedges - ineffectiveness net gain (loss)	—	(13)	—	—	(17)	(30)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	2	—	2
Economic hedges - net gain (loss)	(4)	—	(3)	7	11	11
Total recorded derivatives & hedging activities	(4)	(13)	(3)	9	(6)	(17)
Instruments held under fair value option	2	—	—	(2)	4	4
Total net effect gain (loss) of hedging activities	$(57)	$(124)	$(14)	$(180)	$165	$(210)

Nine months ended September 30, 2014
Amortization/accretion	$6	$—	$(13)	$(2)	$(13)	$(22)
Net interest settlements	(60)	(105)	—	(184)	189	(160)
Total recorded in net interest income	(54)	(105)	(13)	(186)	176	(182)
Fair value hedges - ineffectiveness net gain (loss)	6	(3)	—	—	(18)	(15)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	—	—	(5)	—	8	3
Total recorded derivatives & hedging activities	6	(3)	(5)	1	(10)	(11)
Instruments held under fair value option	3	—	—	—	8	11
Total net effect gain (loss) of hedging activities	$(45)	$(108)	$(18)	$(185)	$174	$(182)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Compensation and benefits	$20	$17	$57	$49
Other operating expenses	13	12	38	34
Other	2	(1)	6	6
Noninterest expense	$35	$28	$101	$89

Compensation and benefits increased due to higher salaries and wages as well as incentive compensation expense. In addition, we added employees in order to continue to enhance our member-focused bank capabilities and to continue to build out the MPF Program platform to support new products such as MPF Direct and MPF Government MBS. We had 410 employees as of September 30, 2015, compared to 391 as of September 30, 2014.

Other operating expenses increased mostly due to information technology, primarily because of general infrastructure maintenance, information technology security, and the investment in systems related to the MPF Program.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net unrealized gain (loss) on available-for-sale securities	$(79)	$(99)	$(214)	$37
Non-credit OTTI on held-to-maturity securities	11	15	37	43
Net unrealized gain (loss) on cash flow hedges	(31)	85	8	91
Post-retirement plans	1	(2)	(7)	1
Other comprehensive income (loss)	$(98)	$(1)	$(176)	$172

Net unrealized gain (loss) on available-for-sale securities

We have a substantial unrealized gain position related to our AFS securities portfolio remaining in our AOCI. These unrealized gains decreased during the first nine months of 2015, primarily in our student loan FFELP ABS, due to market-related declines. If we do not sell these securities, the remaining unrealized gain position will eventually reverse to zero within AOCI as they pay down and mature.

Non-credit OTTI on held-to-maturity securities

Over the past several years, we have accreted back into the carrying amount of our HTM securities portfolio a portion of the previously incurred non-credit OTTI recorded during the financial crisis. As these securities approach maturity, we expect these unrealized non-credit losses to continue to reverse as principal and interest from the securities are received over time unless there is any further impairment. We also expect the rate of accretion to decline as these securities approach maturity.

Net unrealized gain (loss) on cash flow hedges

We had net unrealized gains on cash flow hedges in 2014. During 2015, longer-term market interest rates declined in the first quarter before increasing in excess of the first quarter decline during the second quarter of 2015. The market then turned again in the third quarter of 2015 with a decrease in long term interest rates, creating the unrealized loss for the third quarter. Shorter-term market interest rates remained stable throughout 2014 and 2015. Our cash flow hedges are more sensitive to changes in longer-term market interest rates than to changes in shorter-term market interest rates. We have a substantial unrealized loss position in AOCI related to these cash flow hedges.

Post-retirement plans

The unrealized loss in the post-retirement plans for 2015 is due to a revision to the mortality tables we use for our post-retirement healthcare and supplemental defined benefit equalization plan. We do not expect this to be a recurring event and, as this effect is amortized into earnings over the average employment period of several years remaining before retirement, we expect its impact to our results of operations to be immaterial.

For further information on the activity in Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2015	December 31, 2014
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$5,286	$5,827
Investment securities	24,203	27,260
Advances	35,044	32,485
MPF Loans held in portfolio, net	5,079	6,057
Other	212	212
Total assets	$69,824	$71,841
Consolidated obligation discount notes	$37,290	$31,054
Consolidated obligation bonds	26,062	34,251
Subordinated notes	944	944
Other	955	1,067
Total liabilities	65,251	67,316
Capital stock	1,892	1,902
Total retained earnings	2,640	2,406
Accumulated other comprehensive income (loss)	41	217
Total capital	4,573	4,525
Total liabilities and capital	$69,824	$71,841

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

Our liquidity position was relatively unchanged, as we continue to take advantage of the very low interest rates in the market by issuing debt in the form of short term discount notes and investing it in short term liquid assets.

Investment Securities

We are required to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. At September 30, 2015, our MBS portfolio was 3.55 times our total regulatory capital and our advances represented 50% of our total assets, thus we expect our portfolios to continue to decline over time as a result of this limitation.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Member demand for advances has continued to increase modestly in 2015 after a significant increase of $9.0 billion during 2014. We are finding that our members in Illinois and Wisconsin have experienced increased funding needs as the economic activity in our district continues to improve. In addition, members are taking advantage of the benefits of our Reduced Capitalization Advance Program (RCAP) to lower their cost of borrowing and our dividend policies are designed to make the net cost of borrowing through advances more attractive to our active members. While our advances increased so far in 2015, it is possible that our advances may decrease to the extent our members elect to utilize alternative funding resources.

MPF Loans Held in Portfolio, Net

MPF Loans continued to pay down as expected, a result of our past business strategy to limit the concentration of our MPF Loans. However, we have begun adding new MPF Loans to our portfolio but we do not expect these new MPF Loans to be material enough to offset older loan paydowns in the near-term, but may become so over a longer-term period of time. For the nine months ended September 30, 2015, we have added $117 million in new MPF Loans to our portfolio.

In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to other third party investors or securitize them into MBS.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending September 30, 2015, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 49 in our 2014 Form 10-K for a detailed description of our liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of September 30, 2015, our overnight liquidity was $7.2 billion or 10% of total assets, giving us an excess overnight liquidity of $4.7 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2015, we had excess liquidity of $37.1 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $17.6 billion as of September 30, 2015.

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

Funding

Conditions in Financial Markets

During the third quarter of 2015, much of the focus in the financial markets was on a potential rate increase at the September Federal Open Market Committee (FOMC) meeting. The FOMC did not raise rates, and the 10-year Treasury fell nearly 40 basis points over the course of the quarter ending at 2.04%. Many analysts are currently forecasting that the FOMC will not raise rates until 2016 due to lower GDP growth assumptions. We maintained ready access to funding during the third quarter.
In October, the U.S. Treasury projected that the statutory “debt ceiling” limit would be reached in the first half of November. We continue to monitor the political uncertainty in Washington, D.C. At the beginning of the fourth quarter we started building our liquidity position and extending the terms of our borrowings so that we are better able to meet members’ funding requests during all political and economic scenarios.
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  Net cash provided by (used in) operating activities was $375 million for the nine months ended September 30, 2015. This resulted from net income adjusted for non-cash adjustments, which primarily is attributable to a positive net change in the fair value of derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. Net cash provided by (used in) investing activities was $2.2 billion for the nine months ended September 30, 2015. This resulted primarily from a net decrease in federal funds sold, maturities related to held-to-maturity and

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

available-for-sale investment securities, and principal collected on MPF Loans held in portfolio, partially offset by a net increase in advances funded during the period. The net increase in advances and the shift away from investment securities is consistent with our objective to make advances to our members our primary business.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. Net cash provided by (used in) financing activities was $(2.3) billion for the nine months ended September 30, 2015. This was primarily driven by paydowns in excess of issuances related to our consolidated obligation bonds partially offset by a net increase in our consolidated obligation discount notes. The shift to discount note funding was driven by increased demand from our members for short term advances as well as taking advantage of very low short-term interest rates in the market.

Consolidated Obligation Bonds and Discount Notes

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, and capital stock. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

During the first nine months of 2015, we relied more on shorter term discount notes to fund our assets as longer term bonds matured. The shift to discount note funding was driven by increased demand from our members for short term advances as well as taking advantage of funding opportunities in discount notes (versus bonds). For the comparable period in 2014, shorter term discount notes declined significantly as we issued more attractively-priced, longer-termed consolidated obligation bonds.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

Nine months ended September 30,	2015	2014
Discount notes	$6,225	$(583)
Bonds	(8,274)	3,003
Total consolidated obligations	$(2,049)	$2,420

Capital Resources

Capital Rules

For capital rules in effect through the third quarter of 2015, see Capital Rules on page 53 in our 2014 Form 10-K.

During the third quarter, we announced the approval of our Second Amended and Restated Capital Plan of the Federal Home Loan Bank of Chicago, which was implemented by our Board in August and effective as of October 1, 2015 (Capital Plan).

Under our Capital Plan, our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 activity stock is available for purchase only to support a member's activity stock requirement. Class B2 membership stock is available to be purchased to support a member's membership stock requirement and any activity stock requirement.

Our Capital Plan allows our Board of Directors to set a threshold of between $10,000 and $75 million on the amount of Class B2 membership stock that would otherwise be held for membership if a member has advances outstanding that have an activity stock requirement in excess of the threshold amount. In that case, the amount of Class B2 membership stock that exceeds such threshold and is necessary to support advance activity is automatically converted into Class B1 activity stock. Effective
October 1, 2015, this threshold was significantly reduced from $5 million to $10,000, which means that we will convert to Class B1 activity capital stock any capital stock supporting advances that exceeds the lesser of the member's membership requirement or $10,000. As a result of this change, more than 99% of our borrowing members held more Class B1 activity stock on
October 1, 2015, than they did on September 30, 2015.

The Board of Directors may periodically adjust members' activity stock requirement for certain new advances within a range of 2% and 6% of a member's outstanding advances. Our Board implemented this provision through RCAP as further discussed below. Each member's activity stock requirement remains at 5% for non-RCAP advances.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

In addition, our Capital Plan now allows for an activity stock requirement for MPF Loans acquired for our portfolio within a range of 0% and 6%, which our Board has set at 0%. Should the Board decide to introduce this capital requirement, we intend to notify members sufficiently in advance of the change and apply that change only to future acquisitions.

Our Capital Plan membership stock requirement is the greater of either $10,000 or 0.85% of a member's mortgage assets, subject to adjustment by the Board within a range of 0.2% to 2% of a member's mortgage assets. A member’s investment in membership stock is subject to a cap equal to the lesser of (1) a dollar cap set by the Board within a range of $10,000 and $75 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31. Effective October 1, 2015, the Board reduced the dollar cap on membership stock from $75 million to $25 million, which is less than 9.9% of the Bank’s total capital stock at December 31, 2014, and thus the operative cap during the remainder of 2015 unless the Board sets a new cap.

Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement and any automatic conversion of Class B2 membership stock to Class B1 activity stock related to the threshold will apply on a daily basis.

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

Reduced Capitalization Advance Program

Since June 2015, we have offered RCAP on a monthly basis. RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the 5% requirement under our capital plan’s general provisions, if the new advances represent an incremental increase in a member’s overall level of advances and have maturity dates of at least one year.

Minimum Capital Requirements

For details on our minimum capital requirements, see Note 11 - Capital to the financial statements. As of the date of this filing, we have managed our capital base and assets to remain in compliance with our minimum capital requirements.
Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in Other liabilities in our statements of condition.

	September 30, 2015	December 31, 2014	Change
Capital stock	$1,892	$1,902	$(10)
Total retained earnings	2,640	2,406	234
Total permanent capital	4,532	4,308	224
Accumulated other comprehensive income (loss)	41	217	(176)
Total GAAP capital	$4,573	$4,525	$48

Capital Stock	$1,892	$1,902	$(10)
MRCS	9	9	—
Total retained earnings	2,640	2,406	234
Regulatory capital	$4,541	$4,317	$224

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

For the second time this year, our Board of Directors increased the dividend declared per share on Class B1 activity stock by 25 basis points. On October 27, 2015, our Board of Directors declared a cash dividend at an annualized rate of 2.50% per share of Class B1 activity stock and 0.50% per share of Class B2 membership stock, based on our preliminary financial results for the third quarter of 2015. This dividend, including dividends on mandatorily redeemable capital stock, totals $7 million and will be paid on November 12, 2015.  With this action, the Board continues and enhances the practice of rewarding members that use the Bank’s advances and support the financial health of the entire cooperative. Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information about our Retained Earnings and Dividend Policy, see Retained Earnings and Dividend Policy on page 57 in our 2014 Form 10-K.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Unsecured Short-Term Investments Credit Exposure

We face credit risk on our unsecured short-term investment portfolio that we maintain to provide funds to meet the credit needs of our members and to maintain liquidity. See Liquidity on page 51 for a discussion of our liquidity management. Our policy permits unsecured credit investments that can have maturities up to nine months and can consist of commercial paper, certificates of deposit, and Federal Funds sold.

We actively monitor our credit exposure and the credit quality of each counterparty (which can include our members), including an assessment of each counterparty's financial performance, capital adequacy, sovereign support and the current market perceptions of the counterparty. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result of this monitoring activity, we may limit or suspend existing unsecured credit limits.

We do not invest in unsecured financial instruments issued by non-U.S. entities (other than those issued by U.S. branches and agency offices of foreign commercial banks) as we are prohibited from doing so by FHFA regulations. Our unsecured credit exposures to U.S. branches or agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties.

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

As of September 30, 2015	AA	A	Unrated	Total
Domestic U.S. - Interest-Bearing Deposits	$—	$560	$—	$560
Domestic U.S. - Fed Funds Sold	—	—	20	20
U.S. branches and agency offices of foreign commercial banks:
Netherlands - Fed Funds Sold	—	400	—	400
Finland - Fed Funds Sold	300	—	—	300
Total unsecured credit exposure	$300	$960	$20	$1,280

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

As of September 30, 2015	Unpaid Principal Balance	Life-To-Date OTTI Credit Impairment [a]	Other Adjustments [b]	Amortized Cost
Private label MBS	$1,642	$(742)	$317	$1,217

[a]	Life-to-date OTTI credit impairment excludes certain adjustments, such as increases in cash flows expected to be collected that have been recognized into net income.

[b]	Other Adjustments primarily consists of principal shortfalls and life-to-date accretion of interest related to the discounted present value of previously recognized credit-related impairment losses.

Member Credit Outstanding

The following table presents the number of borrowers and secured credit outstanding to our borrowers by rating. Our internal rating reflects our assessment of the default risk associated with a member rather than the risk of loss on the credit outstanding.  We manage our credit risk through collateral controls and, based on our risk rating, increase over-collateralization requirements as a member deteriorates.  As a result, we have never suffered a credit loss from a member default. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Collateral loan value describes the borrowing capacity assigned to the types of collateral we accept for advances. Collateral loan value does not imply fair value. Of the total credit outstanding, $34.8 billion were advances (par value) and $6.4 billion were letters of credit at September 30, 2015, compared to $32.3 billion and $3.6 billion at December 31, 2014.

	September 30, 2015					December 31, 2014
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	483	95%	$41,002	100%	$113,752	481	92%	$35,651	98%	$76,797
4	7	1%	90	—%	151	15	3%	183	1%	331
5	21	4%	194	—%	326	25	5%	240	1%	388
Total	511	100%	$41,286	100%	$114,229	521	100%	$36,074	100%	$77,516

The significant increases in collateral loan values are due to the updated loan margins we made available to members effective June 25, 2015, large collateral pledges from two of our biggest borrowers and also a change in the qualified collateral report process that made pledging easier to conduct. The majority of borrowers assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of borrowers assigned a 5 rating were required to deliver collateral to us or a third-party custodian on our behalf.

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

For the three and nine months ended September 30, 2015, we have repurchased $4 million and $17 million of unpaid principal balances related to MPF Xtra loans sold to Fannie Mae. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs, we incurred no material losses on these loans. As of September 30, 2015, we have $43 million of unpaid principal with respect to mortgage loans that represent unresolved claims with Fannie Mae, in which a repurchase demand may occur compared to $62 million at December 31, 2014; see Note 14 -Commitments and Contingencies to the financial statements. We did not estimate any mortgage repurchase liability with respect to MPF Direct loans due to the pre-purchase due diligence performed by the investor of all MPF Loans purchased under the MPF Direct product. We did not estimate any mortgage repurchase liability with respect to MPF Government MBS loans due to the minimal volume of MPF Loans securitized in Ginnie Mae MBS as of September 30, 2015.

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

Bilateral Derivatives. We are subject to credit risk due to nonperformance by counterparties to derivative agreements. We require collateral on bilateral derivative agreements. The amount of net unsecured credit exposure that is permissible with respect to a counterparty depends on the credit rating of that counterparty. The counterparty must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative agreements with counterparties as of September 30, 2015.

Cleared Derivatives. We are subject to credit risk due to nonperformance by the clearinghouse. The requirement that we post initial and variation margin through the FCM, on behalf of the clearinghouse, exposes us to institutional credit risk in the event that the FCM or the clearinghouse fails to meet their obligations. Clearing derivatives through a clearinghouse mitigates counterparty credit risk exposure because individual counterparties are replaced by the central clearinghouse counterparty and collateral is posted daily for changes in the value of cleared derivatives. We do not anticipate any credit losses on our cleared derivatives as of September 30, 2015.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents only our derivative positions with net credit exposure. Rating used was the lowest rating among the three largest NRSROs. Non-cash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the clearinghouses for cleared derivatives. Non-cash collateral pledged is included in our derivative positions with credit exposure.

	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged	Non-cash Collateral Pledged	Net Credit Exposure to Counterparties
As of September 30, 2015
Asset positions with credit exposure -
Bilateral derivatives -
A rated	$4	$(4)	$—	$—
Liability positions with credit exposure -
Cleared derivatives	(185)	184	58	57
Net with non-member counterparties	(181)	180	58	57
Member institutions	1	—	—	1
Total	$(180)	$180	$58	$58

As of December 31, 2014
Asset positions with credit exposure -
Bilateral derivatives -
A rated	$7	$(6)	$—	$1
Liability positions with credit exposure -
Bilateral derivatives -
A rated	(16)	16	—	—
Cleared derivatives	(166)	168	71	73
Net with non-member counterparties	(175)	178	71	74
Member institutions	3	—	—	3
Total	$(172)	$178	$71	$77

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities

In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the FHFA (each an Agency and, collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules).

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity.

The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end-users (generally cash, certain government and GSE securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold), and set forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that, cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.

The Final Margin Rules will require minimum variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The variation margin requirement under the Final Margin Rules will become effective for the Bank on March 1, 2017, and the initial margin requirement under the Final Margin Rules is expected to become effective for the Bank on September 1, 2020.

The Bank is not a Covered Swap Entity under the Final Margin Rules. But, the Bank is a financial end-user under the Final Margin Rules, and would likely have material swaps exposure when the initial margin requirements under the Final Margin Rules become effective.

Because we are currently posting and collecting variation margin on non-cleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material impact on our costs. However, when the initial margin requirements under the Final Margin Rules become effective, we anticipate that our cost of engaging in non-cleared swaps may increase.

The Commodity Futures Trading Commission (CFTC) and the SEC are expected to adopt their own versions of the Final Margin Rules that will be comparable to the Final Margin Rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

FHFA Core Mission Achievement Advisory Bulletin 2015-05

On July 14, 2015, the FHFA issued an advisory bulletin that provides guidance relating to a core mission asset ratio by which the FHFA will assess each FHLB’s core mission achievement. The FHFA plans to assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be calculated at year-end 2015, and annually thereafter as part of the FHFA's examination process, using annual average par values.

The advisory bulletin provides the FHFA’s expectations for each FHLB’s strategic plan based on its ratio, which are:

•	when the ratio is at least 70% or higher, the strategic plan should include an assessment of the FHLB’s prospects for maintaining this level;

•	when the ratio is between 55% but less than 70%, the strategic plan should explain the FHLB’s plan to increase its mission focus; and

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of September 30, 2015
Advances	$(3)	$—	$—	$(9)	$—
MPF Loans	(1)	(2)	(3)	(2)	1
Mortgage Backed Securities	(5)	(1)	(1)	(6)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	6	5	—	6	—
Derivatives	4	(3)	—	—	—
Total	$—	$(1)	$(4)	n/m	$1

As of December 31, 2014
Advances	$(3)	$—	$—	$(11)	$—
MPF Loans	(1)	(3)	(3)	(2)	1
Mortgage Backed Securities	(6)	(1)	(1)	(7)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	10	12	—	9	—
Derivatives	2	(9)	—	—	—
Total	$1	$(1)	$(4)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of September 30, 2015, our sensitivity to changes in implied volatility was $(1) million. At December 31, 2014, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

September 30, 2015			December 31, 2014
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
3.2	1.3	0.8	3.2	-0.3	0.2

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of September 30, 2015, our duration gap was 1.0 months, compared to -0.2 months as of December 31, 2014.

As of September 30, 2015, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $351 million, and our market value of equity to book value of equity ratio was 108%. At December 31, 2014, our fair value surplus was $618 million and our market value of equity to book value of equity ratio was 114%. The reduction in market value to book value was partly driven by the increase in our capital and the gradual pay down of assets at a fair value premium to book value that are replaced by assets at par. This is a trend that is expected to continue. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Market Risk Policy.

	September 30, 2015		December 31, 2014
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$119.6	$(185.0)	$118.6	$(185.0)
-100 bp	95.5	(77.5)	28.5	(77.5)
-50 bp	48.9	(30.0)	(0.6)	(30.0)
-25 bp	22.6	(15.0)	(2.4)	(15.0)
+25 bp	(12.7)	(30.0)	4.1	(30.0)
+50 bp	(23.0)	(60.0)	9.2	(60.0)
+100 bp	(42.7)	(155.0)	12.9	(155.0)
+200 bp	(78.3)	(370.0)	7.0	(370.0)

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

Federal Home Loan Bank of Chicago

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. The litigation was brought in state court in the states of Washington, California and Illinois. The Washington action has been resolved and was dismissed with prejudice on December 5, 2013. The California action has been resolved and was dismissed with prejudice on January 27, 2014. The Illinois action, which currently relates to nine private label MBS bonds with an aggregate original principal amount of $494 million, is proceeding in discovery.
In the Illinois action, the Bank asserts claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, and negligent misrepresentation. The Bank seeks the remedies of rescission, recovery of damages, and recovery of reasonable attorneys' fees and costs of suit. As of October 31, 2015, defendants in the Illinois litigation include the following entities and affiliates thereof: Goldman Sachs & Co. and Morgan Stanley & Co., Incorporated.
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

4.1	Second Amended and Restated Capital Plan of the Federal Home Loan Bank of Chicago, effective October 1, 2015[1]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1 Filed with our 8-K Current Report on August 31, 2015

Federal Home Loan Bank of Chicago

Glossary of Terms

Advances: Secured loans to members.

ABS: Asset-backed-securities.

AFS: Available-for-sale securities.

AOCI: Accumulated Other Comprehensive Income.

Capital Plan: The Second Amended and Restated Capital Plan of the Federal Home Loan Bank of Chicago, effective as of October 1, 2015.

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

Federal Home Loan Bank of Chicago

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

Federal Home Loan Bank of Chicago

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	November 6, 2015	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 6, 2015	(Principal Financial Officer and Principal Accounting Officer)

S-1