Form 10-K
period 2015-12-31
Federal Home Loan Bank of Chicago
filed 2016-03-09
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to applicable regulatory and statutory limits. At June 30, 2015, the aggregate par value of the stock held by current and former members was $1,843,910,679. As of February 29, 2016, including mandatorily redeemable capital stock, registrant had 20,022,773 total outstanding shares of Class B Capital Stock.

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

Introduction

We are a federally chartered corporation and one of 11 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the System). The FHLBs are government-sponsored enterprises (GSE) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership.

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

As a cooperative, we do business with our members and, under limited circumstances, our former members, as well as providing support for the members of other FHLBs through our role operating the Mortgage Partnership Finance® (MPF®) Program. All federally-insured depository institutions, insurance companies engaged in residential housing finance, credit unions, and community development financial institutions located in Illinois and Wisconsin are eligible to apply for membership. All members are required to purchase our capital stock as a condition of membership; our capital stock is not publicly traded.

As of December 31, 2015, we had 410 full time and 12 part time employees.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2015				December 31, 2014
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	350	196	546	74%	354	199	553	75%
Thrifts	63	26	89	12%	72	29	101	13%
Credit unions	32	36	68	9%	28	35	63	8%
Insurance companies	25	9	34	5%	25	7	32	4%
Community Development Financial Institutions	2	1	3	—%	2	—	2	—%
Total	472	268	740	100%	481	270	751	100%

The following table presents our members by asset size. Community Financial Institution size is determined by our regulator the FHFA, as FDIC-insured institutions with an average of total assets over the prior three years which is less than an amount specified annually by the FHFA. For 2013-2015 the amount was $1.128 billion. See the Glossary of Terms on page 119 for further details.

As of December 31,	2015	2014
Member Asset Size:
Community Financial Institutions	89.85%	89.86%
Larger Non-CFI Institutions	10.15%	10.14%
Total	100%	100%

During 2015, we lost 27 members due to mergers and acquisitions, one of which resulted after the member was placed into receivership by its regulator.  Although 22 of these members were acquired by other members in our district, five were acquired by out-of-district institutions.

We added eight commercial bank members, five credit unions, two insurance companies and one community development financial institution during 2015, as we continue to work toward our goal of building a stronger cooperative by adding new members.

In addition to having access to the Bank as a source of standby liquidity, 80% of our total number of members used one or more of our credit products such as advances, standby letters of credit, or the MPF Program at some point during the years ending 2015 and 2014.

Business Overview

Our mission-focused business is different from that of a typical financial services firm. As a cooperative, we use our resources to support member utilization of the cooperative, and to support the communities in which members operate. Our strategy revolves around two goals:

•
Maintaining the member-focused Bank, which involves all areas of the Bank coming together to deliver excellent products and services to our members. Being member-focused means applying the resources of the Bank to enhance the value of membership.

•
Building the MPF business, which is rapidly becoming accepted by most of the other FHLBs as the mortgage aggregation platform for the FHLB System. We have the opportunity and responsibility to manage the products, operations and administration of a platform that provides community lending institutions across the U.S. with access to the secondary mortgage market.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table represents our view of the mission-focused business we do as a cooperative bank.

Par value outstanding at December 31,	2015	2014
Advances	$36,605	$32,303
Mortgage assets (Acquired Member Assets - AMA)	4,870	6,055
Primary mission assets	41,475	38,358

Consolidated obligations	$64,268	$65,461
Current core mission asset ratio	64.5%	58.6%

Supplemental mission assets and activities
MPF Program Loans held by other third party investors	$15,399	$14,474
Member standby letters of credit	6,678	3,617
Mission related liquidity	4,244	5,087
Small Business Administration investments	2,253	2,616
Housing authority standby bonds purchased and commitments outstanding	445	417
MPF Loan delivery commitments	279	143
Advance commitments	168	262
Member derivatives	84	22
Community First Fund loans and commitments	40	11
Supplemental mission assets and activities	29,590	26,649
Total primary and supplemental mission assets and activities	$71,065	$65,007

We provide credit to members principally in the form of secured loans called advances (inclusive of forward starting advances), as well as through standby letters of credit. We provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the MPF Program. We also serve as a critical source of standby liquidity for our members.

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

The FHFA has issued an advisory bulletin which provides guidance relating to a core mission asset ratio by which the FHFA will assess each FHLB’s core mission achievement, as further discussed in Legislative and Regulatory Developments on page 18.

Member-Focused Business

Member credit products, which include advances, standby letters of credit, and other extensions of credit to borrowers, are discussed in detail below.

Advances

We provide credit to members principally in the form of secured loans, called advances. Our advances to members:

•	serve as a reliable source of funding and liquidity;

•	provide members with enhanced tools for asset-liability management;

•	provide interim funding for those members that choose to sell or securitize their mortgages;

•	support residential mortgages held in member portfolios;

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•	support important housing markets, including those focused on very low-, low-, and moderate-income households; and

•	provide funds to member community financial institutions (CFI) for secured loans to small businesses, small farms, small agri-businesses, and community development activities.
We make secured, fixed- or floating-rate advances to our members. Advances are secured by mortgages and other collateral that our members pledge. We determine the maximum amount and term of advances we will lend to a member as follows:

•
we value the types of collateral eligible to be pledged to us and apply a margin to secure our advances to members, based on our assessment of the member's creditworthiness and financial condition; and

•	we conduct periodic collateral reviews with members to establish the amount we will lend against each collateral type.

We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Establishing Credit Limits on page 63.

We offer a variety of fixed- and adjustable-rate advances, with maturities ranging from one day to 30 years. Examples of standard advance structures include the following:

•	Fixed-Rate Advances: Fixed-rate advances have maturities from one day to 30 years.

•
Variable-Rate Advances: Variable-rate advances include advances that have interest rates that reset periodically at a fixed spread to an FHLB discount note rate-based index, LIBOR, Federal Funds, or some other index. Depending upon the type of advance selected, the member may have an interest-rate cap embedded in the advance to limit the rate of interest the member would have to pay.

•	Putable Advances: We issue putable, fixed- and floating-rate advances in which we maintain the right to terminate the advance at predetermined exercise dates at par.

•	Callable Advances: We issue callable, fixed-rate advances in which members have the right to prepay the advance on predetermined dates without incurring prepayment or termination fees.

•
Other Advances: (1) Open-line advances are designed to provide flexible funding to meet our members' daily liquidity needs and may be drawn for one day. These advances are automatically renewed. Rates are set daily at the close of business. (2) Fixed amortizing advances have maturities that range from one year to 30 years, with the principal repaid over the term of the advances monthly, quarterly, or semi-annually. (3) Fixed Rate with Floating Spread advances are designed to meet our members’ liability duration needs at lower cost than regular fixed rate advances.

We also offer features designed to meet our members' business needs such as the following:

•
Symmetrical prepayment feature where the member would either pay a prepayment fee or prepay the advance below par upon termination, depending on the structure of the advance at the time of termination.

•	Commitment feature, called “forward-starting advances", to fund an advance on a negotiated funding date at a predetermined interest rate.

•	Expander feature, which allows a member one or multiple opportunities to increase the principal amount of the advance.

The FHLB Act authorizes us to make advances to eligible non-member housing associates. By regulation, such housing associates must: (i) be approved under Title II of the National Housing Act; (ii) be chartered institutions having succession; (iii) be subject to the inspection and supervision of some governmental agency; (iv) lend their own funds as their principal activity in the mortgage field; and (v) have a financial condition such that advances may be safely made to it. We must approve a housing associate applicant in order for it to be eligible to borrow. We currently have approved four non-member housing associates that are eligible to borrow from the Bank. We had $10 million in advances outstanding to non-member housing associates at December 31, 2015, and $10 million at December 31, 2014.

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

The availability of alternative funding sources influences the demand and pricing for our advances and can vary as a result of a number of factors, such as market conditions, products, members' creditworthiness, and availability of collateral. We compete for advances on the basis of the total cost of our products to our members (which include the rates we charge, required capital stock purchases, and any dividends we pay), credit and collateral terms, prepayment terms, product features such as embedded options, and the ability to meet members' specific requests on a timely basis.

In addition, our competitive environment continues to be impacted by the Federal Reserve’s low interest-rate environment and the extent to which our members use our advances primarily as a back-up source of liquidity as opposed to part of their primary funding strategies. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors on page 19.

Standby Letters of Credit

We provide members with standby letters of credit (also referred to herein as letters of credit) to support obligations to third parties to facilitate residential housing finance, community lending, to achieve liquidity, and for asset-liability management purposes. In particular, members often use letters of credit as collateral for deposits from federal and state governmental agencies. Letters of credit are generally available for terms up to 20 years or for a one year term renewable annually. If we are required to make payment for a beneficiary's draw, these amounts either must be reimbursed by the member immediately or may be converted to an advance. Our underwriting and collateral requirements for letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are not subject to activity capital stock purchase requirements. If any advances were to be made in connection with these standby letters of credit, they would be made under the same standards and terms as any other advance. For more details on our letters of credit see Note 17 - Commitments and Contingencies to the financial statements.

Mortgage Partnership Finance® Program

Introduction

We developed the MPF® Program to provide an additional source of liquidity to our members and to allow us to invest in mortgages to help fulfill our housing mission. The MPF Program is a secondary mortgage market structure under which we acquire eligible mortgage loans from or through PFIs, and in some cases we purchased participations in pools of eligible mortgage loans from other FHLBs (collectively, MPF Loans). MPF Loans are conventional and government fixed-rate mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 to 30 years or participations in such mortgage loans that are acquired under the MPF Program.

In June 2015, we resumed purchasing MPF Loans held in portfolio from members in our district after receiving the FHFA’s consent to acquire these new investments that have a term to maturity in excess of 270 days. During the first two years of such purchases, our regulatory approval to invest in MPF Loans held in portfolio is limited to the lesser of five times retained earnings or 15% of total assets. As of December 31, 2015, the retained earnings limit was $13.7 billion and the assets limit was $10.6 billion; and our actual MPF Loans held in portfolio amount was $4.8 billion. After two years of purchases, unless advised otherwise by FHFA, the limit for our investment in MPF Loans held on our balance sheet will be the lesser of eight times retained earnings or 20% of total assets.

In 2008, the first non-portfolio product that we introduced was the MPF Xtra® product under which we purchase MPF Loans from PFIs and concurrently sell them to the Federal National Mortgage Association (Fannie Mae). We earn a nominal fee over time from the difference between the price that we pay the PFI and the price that Fannie Mae pays us.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

In 2014, we introduced two new mortgage products as part of the MPF Program product suite. Under the MPF Direct product, we purchase non-conforming (jumbo) mortgage loans from PFIs and concurrently sell them to a third party investor. We also introduced the MPF Government MBS product under which we aggregate Government Loans in order to issue securities guaranteed by the Government National Mortgage Association (Ginnie Mae) that are backed by such Government Loans.

MPF Product	Mortgage Type	Loan Balance	Retained in Our Held for Investment Portfolio?	Servicing
MPF Original, MPF 100; MPF 125 and MPF Plus (and its variation, MPF 35)	Conventional	Conforming	Yes, but may sell participation interests	Servicing Retained and Released
MPF Government	Government	Conforming	Yes, but may sell participation interests	Servicing Retained and Released
MPF Xtra	Conventional	Conforming	Sold to Fannie Mae	Servicing Retained and Released
MPF Direct	Conventional	Non-conforming (jumbo - up to $1,500,000 for 1 unit)	Sold to Third Party Investor	Servicing Released
MPF Government MBS	Government	Conforming	Securitized in Ginnie Mae MBS	Servicing Retained and Released

MPF Program Design

We have entered into agreements with other participating FHLBs under which we and they (together, the MPF Banks) acquire MPF Loans from member PFIs and we provide programmatic and operational support in our role as MPF Provider for which we receive a fee. The MPF Program portfolio products were designed to allocate the risks of MPF Loans among the MPF Banks and PFIs. For MPF Loans held in portfolio, the MPF Banks are responsible for managing the interest rate risk, prepayment risk, credit risk in excess of any PFI credit enhancement obligation, and liquidity risk associated with such investment.

We developed four MPF Loan products in which PFIs share in the associated credit risk of conventional MPF Loans held in portfolio which meet the FHFA Acquired Member Assets (AMA) regulation requirements (MPF Original, MPF 100, MPF 125 and MPF Plus (or its variation, MPF 35)). Government Loans purchased under the MPF Government product also qualify as AMA and are insured or guaranteed by one of the following government agencies: the Federal Housing Administration (FHA); the Department of Veterans Affairs (VA); Rural Housing Service of the Department of Agriculture (RHS); or Department of Housing and Urban Development (HUD) (collectively, Government Loans).

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

Under the MPF Xtra product and the MPF Government MBS product, PFIs retain the right and responsibility for servicing these MPF Loans or sell the servicing to an eligible servicer as similarly done for the MPF products held in our portfolio. Under our agreements with Fannie Mae and Ginnie Mae, we are responsible for the servicing of the MPF Loans under certain servicing options. If a servicer were to breach its servicing obligations, we have the right to terminate its servicing rights and move the servicing to another qualified servicer and require the breaching servicer to indemnify us for any loss arising from such breach. We also offer a servicing released option for the MPF Government MBS product in which the servicing rights for such MPF Loans are sold to an approved servicer that will be directly responsible to Ginnie Mae for the servicing responsibilities. The MPF Direct product is servicing released only and the servicing of MPF Direct loans is transferred to the third party investor at mortgage loan origination. We do not have any responsibilities related to the servicing of MPF Loans delivered under the MPF Direct product.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

If a PFI that is a member of another MPF Bank wishes to sell or service MPF Loans under the MPF Xtra, MPF Direct, or MPF Government MBS products, its MPF Bank must authorize it and agree to enforce its PFI Agreement for our benefit, which would include enforcing the PFI's obligation to repurchase ineligible MPF Loans and to indemnify us for certain losses.

Participation of other FHLBs

The current MPF Banks are the FHLBs of: Atlanta, Boston, Chicago, Dallas, Des Moines, New York, Pittsburgh, San Francisco, and Topeka. MPF Banks generally acquire whole loans from their respective PFIs or they may acquire participations from another MPF Bank. Under the MPF Xtra, MPF Direct, and MPF Government MBS products, we acquire whole loans from PFIs of other MPF Banks with that MPF Bank’s permission.

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

PFI Responsibilities

For conventional MPF Loan products held in our portfolio, PFIs retain a portion of the credit risk on the MPF Loans acquired by an MPF Bank by providing credit enhancement (CE Amount) which may be either a direct liability to pay credit losses up to a specified amount or a contractual obligation to provide supplemental mortgage guaranty insurance (SMI). Each MPF Loan delivered by a PFI is linked to a Master Commitment so that the cumulative CE Amount, if applicable, can be determined for each Master Commitment. The PFI's CE Amount covers losses for conventional MPF Loans under a Master Commitment in excess of the MPF Bank's first loss account (FLA). The FLA is a memo account used to track the MPF Bank's exposure to losses until the CE Amount is available to cover losses. PFIs are paid a fee for managing credit risk (CE Fee) and in some instances, all or a portion of the CE Fee may be performance-based. As MPF Loans held in our portfolio have paid down, our payments to PFIs of CE Fees have become immaterial to our financial results. For further details, see MPF Risk Sharing Structure in Note 2 - Summary of Significant Accounting Policies to the financial statements.

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

When a PFI fails to comply with the selling or servicing requirements of the PFI Agreement, the MPF Guides, applicable law, or the terms of mortgage documents, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans which are impacted by such failure if it cannot be cured.

MPF Products

Eight MPF Loan products have been developed to date: MPF Original, MPF 100, MPF 125, and MPF Plus (or its variation, MPF 35) products, which are conventional portfolio products; the MPF Government product, which is also a portfolio product; and the MPF Xtra, MPF Direct, and MPF Government MBS products, in which MPF Loans acquired are not retained in our portfolio.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following is an MPF Product comparison table:

Product Name	First Loss Account Size	PFI Credit Enhancement Description	Credit Enhancement Fee to PFI	Credit Enhancement Fee Offset [a]	Servicing Fee Retained by PFI
MPF Original	3 to 6 basis points/added each year based on the unpaid balance	Equivalent to AA	7 to 11 basis points/year - paid monthly	No	25 basis points/year
MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	7 to 10 basis points/year - paid monthly; performance-based after 2 or 3 years	Yes - After first 2 to 3 years	25 basis points/year
MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	6 to 10 basis points/year - paid monthly; performance-based	Yes	25 basis points/year
MPF Plus	An agreed upon amount not less than expected losses	0-20 bps after FLA and SMI to AA	13-14 basis points/year in total, with a varying split between performance-based (delayed for 1 year) and a fixed rate; all paid monthly	Yes	25 basis points/year
MPF 35 (a variation of MPF Plus)	An agreed upon amount not less than expected losses	After FLA to AA	9-14 basis points/year in total, with a varying split between performance-based (delayed for 1 year) and a fixed rate; all paid monthly	Yes	25 basis points/year
MPF Government	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	44 basis points/year plus 2 basis points/year [b]
MPF Xtra [c]	N/A	N/A	N/A	N/A	25 basis points/year
MPF Direct [d]	N/A	N/A	N/A	N/A	N/A
MPF Government MBS [e]	N/A	N/A (Unreimbursed Servicing Expenses)	N/A	N/A	Based on Note Rate

[a]	Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA.

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

See Note 2 - Summary of Significant Accounting Policies to the financial statements for more detailed discussions of the credit enhancement and risk sharing arrangements of the various MPF products.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•
Mortgage characteristics. MPF Loans must be qualifying conforming conventional, fixed-rate, up to 30 years fully amortizing mortgage loans, secured by first liens on owner-occupied one-to-four unit single-family residential properties and single-unit second homes. MPF Loans may not exceed conforming loan size limits in effect at the time they are acquired and must meet the requirements of a qualified mortgage as defined by applicable law.

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

Government Loans have the same parameters as conventional MPF Loans except that their LTVs may not exceed the LTV limits set by the applicable government agency and they must meet the requirements to be insured or guaranteed by the applicable government agency. For MPF products in which MPF Loans are not held in our portfolio, PFIs are required to deliver mortgage loans that meet the applicable investor or government agency eligibility and underwriting requirements.

Ineligible Mortgage Loans. The following types of mortgage loans are not eligible for delivery under the MPF Program: (1) mortgage loans not meeting the MPF Program eligibility requirements as set forth in the MPF Guides and agreements; and (2) mortgage loans that are classified as high cost, high rate, or Home Ownership and Equity Protection Act loans, or loans in similar categories defined under predatory lending or abusive lending laws.

Quality Assurance Process

In our role as MPF Provider, we conduct a quality assurance review of a selected sample of MPF Loans for each PFI periodically. Subsequently, we perform periodic reviews of a sample of conventional MPF Loans to determine whether the reviewed loans complied with the MPF Program requirements at the time of acquisition. If the PFI is unable to cure any material defect in a loan, the PFI is obligated to repurchase the loan but may be permitted to provide an indemnification for losses arising from such loan or we may reserve our remedies or waive the repurchase demand if the loan is currently performing. See Mortgage Repurchase Risk on page 66 for a further description of our repurchase risk.

MPF Loan Participations

At December 31, 2015, 57% of the total unpaid principal balance of MPF Loans we own represents participations in MPF Loans acquired from other MPF Banks. Participation percentages for MPF Loans may range from 1% to 100% and the participation percentages in MPF Loans may vary by each Master Commitment, by agreement of the MPF Bank selling the participation interests (the Lead Bank), us in our role as MPF Provider, and other MPF Banks purchasing a participation interest. The Lead Bank is responsible for monitoring PFI creditworthiness, managing the PFI's pledged collateral securing its obligations under the PFI Agreement and enforcing the PFI Agreement for the benefit of itself and participating MPF Banks.

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

MPF Servicing

The PFI or its servicing affiliate can retain the right and responsibility for servicing MPF Loans it delivers, which includes loan collections and remittances, default management, loss mitigation, foreclosure and disposition of real estate acquired through foreclosure or deed in lieu of foreclosure. With respect to the MPF Xtra and MPF Government MBS products, we are contractually obligated to Fannie Mae and Ginnie Mae, respectively, with respect to servicing of the related MPF Loans under certain servicing options. In both cases, our contractual agreements recognize that eligible third party servicers, including PFIs, will act as servicers of such MPF Loans. We also offer a servicing released option for the MPF Government MBS product in which the servicing rights for such MPF Loans are sold to an approved servicer that will be directly responsible to Ginnie Mae for the servicing responsibilities.

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

We monitor the PFI's compliance with MPF Program requirements throughout the servicing process. Minor servicing lapses may result in charges to the PFI. Major servicing lapses could result in a PFI's servicing rights being terminated for cause and the servicing of the particular MPF Loans being transferred to a new, qualified servicer.

Although PFIs or their servicing affiliates generally service the MPF Loans delivered by the PFI, certain PFIs choose to sell the servicing rights on a concurrent basis (servicing released) or in a bulk transfer to another servicer, which is permitted with the consent of the MPF Bank(s) involved.

Competition

Given the increase of products in the MPF product suite, we face competition in numerous markets including the markets for conventional loans, non-conforming loans, government loans, and loans with credit risk sharing arrangements. We face this competition in acquiring MPF loans with various features (i.e. mandatory or best efforts loan delivery, servicing retained or released options) from other participants in the mortgage secondary market. Secondary market participants include, but are not limited to, dealers, banks, hedge funds, money managers, insurance companies, large mortgage aggregators, private investors, and other GSEs such as Fannie Mae and Freddie Mac. Some of these competitors have greater resources, larger volumes of business, and longer operating histories. As a result, our ongoing revenue derived from MPF Loan products may be affected by the volume of business done by our competitors. We primarily compete on the basis of transaction structure, price, products, and services offered.

Other Activities

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight Federal Funds sold, and securities purchased under agreements to resell, entered into with or issued by highly rated institutions and other eligible counterparties. For further discussion of unsecured credit exposures related to our short-term investment portfolio, see Unsecured Short-Term Investments on page 72.

Our longer-term investment securities portfolio includes securities issued by the U.S. government, U.S. government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from Moody's Investors Service (Moody's), Standard and Poor's Rating Service (S&P), or Fitch Ratings, Inc. (Fitch) at the time of purchase. For a discussion of how recent market conditions have affected the carrying value and ratings of these securities, see Investment Securities by Rating on page 69. For this purpose, GSE includes Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation. Securities issued by GSEs are not guaranteed by the U.S. government.

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

FHFA regulations further limit our investment in MBS and ABS by requiring that their total carrying value may not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities and we may not exceed our holdings of such securities in any one calendar quarter by more than 50% of our total regulatory capital at the beginning of that quarter. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. In addition, we remain subject to an overall cap on MBS and related investments purchased pursuant to the 300% of regulatory capital limitation (excluding certain Agency MBS discussed below) so that these investments may not exceed $13.563 billion. This limitation does not apply to newly issued Ginnie Mae securities that have been created through the MPF Government MBS product that are temporarily owned by the Bank.

The Finance Board (predecessor to the FHFA) adopted a resolution temporarily allowing FHLBs to increase their investments in MBS issued by, or comprised of loans guaranteed by, Fannie Mae or Freddie Mac (Agency MBS) by an additional 300% of regulatory capital. Although this expanded authority expired in 2010, we are permitted to hold these investments until they mature or are sold.

As we transitioned our primary business to advances, the FHFA previously temporarily waived our regulatory investment limitations to permit us to reinvest a portion of the proceeds from prepayments and maturities of our mortgage assets to purchase MBS issued by GSEs and approved our purchase of FFELP student loan ABS. The FHFA requires that we obtain its approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. During 2014 we received FHFA approval to purchase bonds issued by two of our non-member housing associates, although our investment in these bonds during 2014 and 2015 was immaterial to our portfolio. In addition, during 2015 we received FHFA approval to resume purchasing MPF Loans for our portfolio as further discussed in Mortgage Partnership Finance Program - Introduction on page 7. We expect our investment portfolio to continue to decline over time as a result of this 270-day limitation. For further discussion of how this may impact us, see Risk Factors on page 19. As of December 31, 2015, we held total MBS investments of $15.4 billion, which was 3.28 times our total regulatory capital.

Derivative Activities

We engage in most of our derivatives transactions with major broker-dealers as part of our interest rate risk management and hedging strategies, as further discussed in Hedge Objectives and Strategies on page 75. We also enter into interest rate derivatives directly with our members in order to provide them with access to the derivatives market. We intend to enter into offsetting derivatives transactions with non-member counterparties in cases where we are not using the interest rate derivatives for our own hedging purposes.

The FHFA's regulations and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. See Quantitative and Qualitative Disclosures about Market Risk on page 75.

Community Investment Activities

We provide financing and direct funding tools that support the affordable housing and community lending initiatives of our members that benefit very low, low, and moderate income individuals, households, businesses and neighborhoods. Outlined below is a more detailed description of our mission-related programs that we administer and fund:

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

Direct grants are available primarily under our competitive AHP to members in partnership with community sponsors and may be used to fund the acquisition, rehabilitation, and new construction of affordable rental or owner-occupied housing. We awarded competitive AHP subsidies of $36 million for the year ended December 31, 2015, and $22 million for the year ended December 31, 2014, for projects designed to provide housing to 3,131 and 1,747 households, respectively.

In addition, direct grants are available to members under our Downpayment Plus® homeownership set-aside programs and may be provided to eligible homebuyers to assist with down payment, closing, counseling, or rehabilitation costs in conjunction with an acquisition. During the years ended December 31, 2015 and 2014, we awarded $16 million and $18 million through our Downpayment Plus programs to assist 2,728 and 2,339 very low to moderate income homebuyers.

During 2016, we anticipate having $39 million available in total for our Downpayment Plus programs and grants through our competitive AHP.

Community Investment Program (CIP)/Community Economic Development Advance (CEDA) Program and related letters of credit - We offer two programs where members may apply for advances or letters of credit to support affordable housing or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our CIP and CEDA programs may be used to finance affordable home ownership housing, multi-family rental projects, industrial and manufacturing facilities, agricultural businesses, healthcare, educational centers, public or private infrastructure projects, or commercial businesses. As of December 31, 2015, and 2014, we had $623 million and $600 million respectively, in advances outstanding under the CIP and CEDA programs and related letters of credit outstanding of $184 million and $215 million.

Community First® Fund - Our Board of Directors approved $50 million in 2011 to supplement our current affordable housing and community investment programs, which became the foundation for the Community First Fund (the Fund). The Fund is an innovative revolving credit facility designed to provide low cost, longer term financing to Community Development Financial Institutions, community development loan funds, and state housing finance authorities promoting affordable housing and economic development in our district. We approved our first loans under the Fund in 2014 and as of December 31, 2015, had $28 million in funded loans outstanding and $12 million in unfunded loan commitments.

Deposits

We accept deposits from our members, institutions eligible to become members, any institution for which we are providing correspondent services, other FHLBs, and other government instrumentalities. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to member deposits see Liquidity on page 48.

Funding

Consolidated Obligations

Our primary source of funds is the sale to the public of FHLB debt instruments, called consolidated obligations, in the capital markets. Additional funds are provided by deposits, other borrowings, subordinated debt, and the issuance of capital stock. Consolidated obligations, which consist of bonds and discount notes, are the joint and several liability of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from issuance. Consolidated obligations are issued to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the U.S. government. See Funding on page 49 for further discussion.

Subordinated Debt

No FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, we issued $1 billion of 10-year subordinated notes in 2006. During 2013, we repurchased $56 million of our outstanding subordinated notes through open market purchases. As of December 31, 2015, we have $944 million of subordinated notes outstanding that mature on June 13, 2016. The subordinated notes are not obligations of, and are not guaranteed by, the U.S. government or any of the FHLBs other than us. For further discussion of our subordinated notes, see Note 12 - Subordinated Notes to the financial statements.

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

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. For further discussion of market conditions and their potential impact on us, see Risk Factors on page 19 and Funding on page 49.

Although the available supply of funds from the FHLBs' debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Business Environment

Our financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within our districts of Illinois and Wisconsin, and the conditions in the financial, housing, and credit markets. In particular, our net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy.  We endeavor to manage our interest rate risk by entering into fair value hedge relationships utilizing interest rate derivative agreements to hedge a portion of our advances, available for sale securities, and debt.   We also enter into cash flow hedge relationships utilizing derivative agreements to hedge the cash flow risk attributable to the rolling nature of our short-term consolidated discount notes.  Additionally, we enter into economic hedges using derivative agreements to hedge our mortgage-related assets, which are sensitive to changes in mortgage rates.

Our profitability is significantly affected by the interest rate environment.   We earn relatively narrow spreads between yields on assets and the rates paid on corresponding liabilities.  A large portion of our advance business is based on our funding costs plus a narrow spread. We also expect our ability to generate significant earnings on capital and short-term investments will be affected by the Federal Reserve’s policy of setting the short-term Federal Funds rate.  Short-term interest rates also directly affect our earnings on invested capital.

Our operating results are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. A flattening of the yield curve tends to compress our net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. The performance of our MPF Loans held for investment portfolio is particularly affected by shifts in the 10-year maturity range of the yield curve, which heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products in a refinancing. In addition, our higher yielding private label MBS portfolio continues its expected runoff. As higher coupon MPF Loans mature along with higher yielding private label MBS, the return of principal cannot be invested in assets with a comparable yield, resulting in a decline in the aggregate yield on the remaining MPF Loans held for investment portfolio and investment securities and a possible decrease in our net interest margin.

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

Pursuant to FHFA regulations, we plan to publish the results of our annual severely adverse economic conditions stress test to our public website at www.fhlbc.com between November 15 and November 30.

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

Legislative and Regulatory Developments

FHFA Final Rule on FHLB Membership

On January 20, 2016, the FHFA issued a rule effective February 19, 2016, that, among other things:

•	makes captive insurance companies ineligible for FHLB membership; and

•
defines the “principal place of business” of an institution eligible for FHLB membership to be the state in which it maintains its home office and from which the institution conducts business operations.

The rule defines a captive insurance company as a company that is authorized under state law to conduct insurance business but whose primary business is the underwriting of insurance for affiliated persons or entities.

Captive insurance company members that were admitted as FHLB members prior to September 12, 2014, (the date the FHFA proposed this rule) will have their memberships terminated by February 19, 2021. Captive insurance company members that were admitted as FHLB members after September 12, 2014, will have their memberships terminated by February 19, 2017. There are restrictions on the level and maturity of advances that FHLB can make to these members during the sunset periods.

In the final rule, the FHFA declined to adopt certain proposed provisions that would have required FHLB members to hold specified levels of home mortgage loan assets on an ongoing basis.

As of December 31, 2015, our captive insurance company members had $12.5 billion in advances outstanding at par, which was 34% of our total advances outstanding, and held $284 million in capital stock, which was 15% of our total capital stock outstanding. All advances made to our captive insurance company members prior to the final rule taking effect, which range in maturity up to ten years with a current weighted remaining tenor of 4.3 years, may remain outstanding until such advances mature. However, once our three captive insurance company members have their membership terminated and their advances mature, our advance and capital stock levels would decrease. Unless we experience an increased demand for our advance products from our current or future members, this will result in a material decrease in our outstanding advance levels and our results of operations may be adversely affected. Further, we could experience lower demand for advances and other products and services, including letter of credit activity. In addition, our core mission asset ratio may be negatively impacted. The magnitude of the impact will depend, in part, on our size and profitability at the time of membership termination or maturity of related advances.

FHFA Final Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters

On November 19, 2015, the FHFA issued a rule effective on December 21, 2015, that, among other things, requires each FHLB to:

•	operate an enterprise wide risk management program and assign its chief risk officer certain enumerated responsibilities;

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•	maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	maintain board committees specifically responsible for risk management, audit, compensation, and corporate governance; and

•
designate in its bylaws a body of law to follow for its corporate governance and indemnification practices and procedures, choosing from the law of the jurisdiction in which the FHLB maintains its principal office, the Delaware General Corporation Law or the Revised Model Business Corporation Act. The final rule requires each FHLB to make this designation by March 18, 2016. On January 26, 2016, we adopted revised bylaws which selected Delaware General Corporation Law for this purpose.

Additionally, the rule provides that the FHFA has the authority to review a regulated entity’s indemnification policies, procedures, and practices to ensure that they are conducted in a safe and sound manner, and that they are consistent with the body of law adopted by the board of directors of the FHLB.

We do not expect this rule to materially impact our financial condition or results of operation.

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities

In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the FHFA (each an “Agency” and, collectively, the “Agencies”) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) that are subject to the jurisdiction of one of the Agencies (such entities, “Covered Swap Entities,” and the joint final rules, the “Final Margin Rules”). On January 6, 2016, the Commodity Futures Trading Commission (the “CFTC”) published its own version of the Final Margin Rules that generally mirrors the Final Margin Rules. The CFTC’s rules apply only to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and financial end-users that have material swaps exposure (i.e., an average daily aggregate notional amount that exceeds $8 billion in non-cleared swaps, calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity.

The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end-users (generally, cash, certain government and GSE securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold), and set forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.

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

We are not a Covered Swap Entity under the Final Margin Rules. But, we are a financial end-user under the Final Margin Rules, and would likely have material swaps exposure when the initial margin requirements under the Final Margin Rules become effective.

Because we are currently posting and collecting variation margin on non-cleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material effect on our costs. However, when the initial margin requirement under the Final Margin Rules becomes effective, we anticipate that our cost of engaging in non-cleared swaps may increase.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

FHFA Core Mission Achievement Advisory Bulletin 2015-05

On July 14, 2015, the FHFA issued an advisory bulletin that provides guidance relating to a core mission asset ratio by which the FHFA will assess each FHLB’s core mission achievement. The FHFA plans to assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be calculated annually at year-end as part of the FHFA’s examination process, using annual average par values.

The advisory bulletin provides the FHFA’s expectations for each FHLB’s strategic plan based on its ratio, which are:

•	when the ratio is at least 70% or higher, the strategic plan should include an assessment of the FHLB’s prospects for maintaining this level;

•
when the ratio is at least 55% but less than 70%, the strategic plan should explain the FHLB’s plan to increase its mission focus, such as by increasing primary mission assets or supplemental mission assets and activities, or by decreasing its other investments; and

•
when the ratio is below 55%, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLB maintains a ratio below 55% over the course of several consecutive reviews, then the FHLB’s board of directors should consider possible strategic alternatives.

Our core mission activities primarily include the issuance of advances. In addition, we acquire member assets through the MPF program.

Our core mission asset ratio at year-end was 64.5%. As indicated in our strategic plan we are required to submit to the FHFA, we expect improvement in this ratio as our investment portfolio continues to pay down. We have also begun adding new MPF Loans to our portfolio, which we do not expect to be material enough to offset loan pay downs anticipated in the near-term but may become so over a longer period of time. In addition, we engage in several significant supplemental mission activities, including our MPF Provider business and Community First Fund. For further details on our core mission asset ratio and supplemental mission assets and activities, see Business Overview on page 4. However, as discussed above, our core mission asset ratio may be negatively impacted if our advances decrease as a result of the FHFA’s final membership rule.

FHFA Proposed Rule on Acquired Member Assets

On December 17, 2015, the FHFA published a proposed rule that would amend the current Acquired Member Assets (AMA) rule, which governs an FHLB’s ability to purchase and hold certain types of mortgage loans from its members. The proposed rule would allow an FHLB to utilize its own model in lieu of a Nationally Recognized Statistical Ratings Organization (NRSRO) ratings model to determine the credit rating for AMA loan assets and loan pools.  The proposed rule would also eliminate the use of pool level insurance, such as supplemental mortgage insurance, as part of the required credit risk-sharing structure for AMA products; however, the FHLBs are not currently acquiring AMA loans using this structure.

It is not possible to determine whether the proposed rule, if adopted, would have a negative impact on the volume of AMA loan assets or on our costs of operation.

Comments on the proposed rule are due on April 15, 2016.

Amendment of FHLB Act to Authorize Privately-Insured Credit Unions as Eligible FHLB Members

On December 4, 2015, President Obama signed a bill known as the Fixing America’s Surface Transportation Act (FAST Act), which includes a provision that amends the FHLB Act to allow privately-insured credit unions to be eligible for FHLB membership. The FAST Act requires privately-insured credit unions to satisfy certain initial and ongoing eligibility and reporting requirements. The FHLBs are awaiting implementing regulations from the FHFA with respect to membership eligibility for privately-insured credit unions.

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

Our business and results of operations are sensitive to the U.S. housing and mortgage markets, as well as international, domestic and district-specific market and economic conditions. Although U.S. economic activity expanded moderately during 2015 and the Federal Reserve raised interest rates for the first time in nearly ten years in mid-December, the Federal Reserve continues to monitor global economic and domestic inflation and employment developments closely. If these conditions deteriorate, our business and results of operations could be adversely affected.

In 2015, the U.S. housing market benefited from mortgage rates remaining low and increased buyer confidence resulting from greater stability in the job market and an improving economy, as evidenced by the level of home price appreciation, improved inventory levels, and lower delinquency rates. If this recovery is not sustained and adverse trends reappear in the mortgage lending sector and general business and economic conditions deteriorate significantly, these factors could result in deterioration of our members' credit characteristics, which could cause them to become delinquent or to default on their advances and other credit obligations. As of February 29, 2016, we have not experienced any member payment defaults. In addition, declines in real estate prices or loan performance trends or increases in market interest rates could result in a reduction in the fair value of our collateral securing member credit and the fair value of our mortgage-backed securities investments. This change could increase the possibility of under-collateralization and the risk of loss in case of a member's failure, or increase the risk of loss on our mortgage-backed securities investments because of additional credit impairment charges. Also, deterioration in the residential mortgage markets could negatively affect the value of our mortgage loan portfolio and result in possibly additional realized losses if we are forced to liquidate our mortgage portfolio.

As consolidation within the financial industry continued during 2015, we lost 27 members due to mergers and acquisitions, one of which resulted after the member was placed into receivership by its regulator. Twenty two of these members were acquired by other members in our district and five were acquired by out-of-district institutions. To the extent that the financial services industry experiences significant consolidation or we were to lose a number of members whose business and capital stock investments are significantly substantial, our financial condition and results of operation could be adversely affected.

We face competition for advances and access to funding, which could adversely affect our business.

Our primary business is making advances to members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBs with which members have a relationship through affiliates. While our advances increased significantly from 2013 through 2015, we do not anticipate that our advances will continue to increase over the longer term. As many members continue to have sufficient levels of liquidity and funds through deposits, decrease the size of their balance sheets to improve their capital positions, or have access to alternative funding sources, our advance levels could decrease. Our advance levels could further decrease as our advances with captive insurance companies mature.

We may make changes in policies, programs, and agreements affecting members' access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services. As a result of these changes some members may choose to obtain financing from alternative sources. For example, we may make changes to our collateral guidelines, including changes in the value we assign to collateral which members are required to pledge to secure their outstanding obligations, including advances. To the extent that members view this tightening of credit and collateral requirements as unfavorable, we may experience a decrease in our levels of business which may negatively impact our results of operations or financial condition. Further, many competitors are not subject to the same regulations as us, which may enable those competitors to offer products and terms that we are not able to offer. Any change made in pricing our advances to compete with these alternative funding sources may decrease our profitability on advances. A decrease in advance demand or a decrease in profitability on advances could adversely impact our financial condition and results of operations.

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

After the financial crisis of 2008 and subsequent economic downturn, the Federal Reserve maintained several measures to depress short-term and longer-term interest rates to stabilize the U.S. housing and financial markets. Although the Federal Reserve Board concluded its so-called "quantitative easing" asset purchase program in late 2014 and raised interest rates for the first time in nearly ten years in December 2015, it has maintained its existing policy of reinvesting principal payments from its agency debt and agency MBS.

These measures as well as other government measures could adversely impact us in various ways, including through lower market yields on investments and elevated prepayments on our higher yielding MPF Loans and securities. Given our current limitations on purchasing investments that have a term to maturity in excess of 270 days, we are subject to reinvestment risk. As a result, our net interest income, financial condition, and results of operations could be adversely impacted.

Federal and state government authorities, as well as private entities that include financial institutions and residential mortgage loan servicers, have promoted programs designed to provide homeowners with assistance in avoiding residential mortgage foreclosures. Loan modification programs, as well as future legislative, regulatory, or other actions, including amendments to the bankruptcy laws, could also result in the modification of outstanding mortgages loans. For example, the U.S. Treasury continues to offer refinancing programs for homeowners whose mortgages are greater than their home value, which includes mortgages underlying private-label MBS.

Further, recent settlements involving banking regulators, the federal government, states' attorney generals, and large mortgage servicers have focused on loan modifications and principal write downs. In the current interest rate environment, if such loan modification efforts result in a significant number of prepayments on mortgage loans underlying our investments in MBS, our income could be reduced as we reinvest the proceeds at a lower rate of return or decrease the scale of our balance sheet. Our income could also decline if the FHFA requires us to offer a similar refinancing option for our MPF Loans held in portfolio.

There also have been recent student loan initiatives led by the Department of Education to help borrowers repay or consolidate student loans. To the extent that such current or future initiatives result in a significant number of prepayments on FFELP ABS, our income could be reduced as we reinvest the proceeds at a lower rate of return, or as we decrease the scale of our balance sheet.

We are subject to and affected by a complex body of laws and regulations, which could change in a manner detrimental to our business operations and financial condition.

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

The FHFA’s extensive regulatory authority over the FHLBs includes, without limitation, the authority to liquidate, merge, consolidate, or redistrict the FHLBs. The FHFA also has authority over the scope of permissible FHLB products and activities, including the authority to impose limits on those products and activities. As discussed above, the FHFA recently adopted regulatory changes that disqualified captive insurance companies from FHLB membership. We can not predict whether the FHFA may issue future FHLB membership rule changes that could impact other classes of members.

Furthermore, we continue to be impacted by the evolving regulations issued by other regulators impacting the finance industry, such as the Dodd-Frank Act, which made significant changes to the overall regulatory framework of the U.S. financial system. In addition, as Congress continues to consider possible reforms for U.S. housing finance, including the resolution of Fannie Mae and Freddie Mac, any future legislation could directly or indirectly impact GSEs that support the U.S. housing market, including the FHLBs. See Legislative and Regulatory Developments on page 16 for more information about recent regulatory developments, including those that pertain to the recent FHFA rules on FHLB membership and the Dodd-Frank Act.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Changes in our statutory or regulatory requirements or policies or in their application could result in changes in, among other things, our cost of funds; liquidity requirements; retained earnings and capital requirements; accounting policies; debt issuance limits; dividend payment limits; the form of dividend payments; capital redemption and repurchase limits; permissible business activities; advance pricing and structure; compliance requirements; and the size, scope, or nature of our lending, investment, or MPF Program activities; all and any of which could be detrimental to our business operations and financial condition.

Changes in the perception, status or regulation of GSEs and the related effect on debt issuance could reduce demand or increase the cost of the FHLBs' debt issuance and adversely affect our earnings.

The FHLBs are GSEs organized under the authority of the FHLB Act and are authorized to issue debt securities to fund their operations and finance housing development in the United States. During the financial crisis, the FHLBs debt pricing came under pressure as investors perceived GSE debt securities, including those securities issued by Fannie Mae and Freddie Mac, as bearing increased risk. This increased perception of risk resulted from the negative financial performance of Fannie Mae and Freddie Mac and the FHFA's action to place them into conservatorship in 2008. In addition, credit impairment of private-label MBS resulted in a negative effect on certain FHLBs’ financial performance in the past. More broadly, negative news articles, industry reports, and other announcements pertaining to the housing GSEs could create pressure on all GSE pricing, which could adversely impact us.

In addition, FHFA regulations require us to perform annual stress tests under various scenarios and make the results of a severely adverse economic conditions test publicly available. The results of the stress test, or the public’s reaction to the results, could adversely impact us.

Furthermore, as the U.S. Congress continues to consider reforms for U.S. housing finance entities, including the resolution of Fannie Mae and Freddie Mac, the FHLBs’ funding costs and access to funds could be adversely affected as a result of the uncertainty surrounding the timing and pace of any possible reforms. Additionally, investor concerns about U.S. agency debt and the U.S. agency debt market may also adversely affect the FHLBs' competitive position and result in higher funding costs, which could negatively affect our earnings.

Failure to scale the size or composition of our balance sheet and our cost infrastructure to member demand for our products may have a material adverse effect on our results of operations and financial condition.

Although in 2015 we resumed purchasing MPF Loans to be held in our portfolio, we do not expect these new MPF Loan purchases to be material enough to offset pay downs of our legacy MPF Loan portfolio anticipated in the near-term. Thus, our balance sheet may decrease over time as our legacy MPF Loan portfolio continues to pay down and our investment securities mature while we are restricted from purchasing longer-term investments. If we were to become a smaller sized institution, or the composition of our balance sheet significantly changes, we would be presented with challenges, such as reducing our cost infrastructure and creating a balance sheet with earning assets that would support that cost infrastructure while providing for future dividends at an appropriate level. Structuring such a balance sheet would be more challenging in a low interest rate environment. In addition, as we incur development and operating costs related to new products and initiatives, we may not generate enough member demand and volume to recover such costs. For example, costs related to several of our new MPF products announced during 2015 exceed the revenue generated by these products to date by an amount that is not currently material but which could become so in the future. If we are unable to successfully transition our balance sheet and cost infrastructure to an appropriate composition and size scaled to member demand, our results of operations and financial condition may be negatively impacted.

Restrictions on the redemption, repurchase, or transfer of our capital stock could result in an illiquid investment for the holder.

Under the GLB Act and FHFA regulations, and our Capital Plan, our capital stock is subject to redemption upon the expiration of a five-year redemption period. Only capital stock in excess of a member's or former member's minimum investment requirement that was subject to a redemption request, capital stock of a member that has submitted a notice to withdraw from membership, or capital stock held by a member whose membership has been terminated may be redeemed at the end of the applicable redemption period. Further, we may elect to repurchase excess stock of a member from time to time at our sole discretion without regard to the five-year redemption period. Our current practice is to repurchase excess member capital stock within three business days after receipt of a member request.

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

Our business model is based on the goal of maintaining a balance between our housing mission and our objective to provide a reasonable return on our members' investment in the cooperative. We work to achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay a reasonable dividend on our Class B2 membership stock and a higher dividend on Class B1 activity stock in order to recognize those members that are using advances, which contributes to the overall health of the entire cooperative. See Dividend Payments on page 57. Typically, our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings and our capital declines when we purchase excess capital stock from members as their advances decline.

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

We are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two hypothetical scenarios for the treatment of maturing advances as described in Liquidity Measures on page 48. This regulatory guidance is designed to provide sufficient liquidity and to protect against temporary disruptions in the capital markets that affect the FHLB System's access to funding. To satisfy this liquidity requirement, we maintain increased balances in short-term investments, which may earn lower interest rates than alternate investment options and may, in turn, negatively impact net interest income. In certain circumstances, we may need to fund overnight or shorter-term investments and advances

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

with discount notes that have maturities that extend beyond the maturities of the related investments or advances. Net interest income on investments and advances may be reduced. Also, to the extent that short-term advance pricing is increased, our short-term advances may be less competitive, which may adversely affect advance levels and our net interest income.

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

FHFA regulations annually require us to perform stress tests under various scenarios and make the results of a severely adverse economic conditions test publicly available. The severity of the required scenarios is subject to the FHFA’s discretion. We use such stress tests as part of our capital planning process and evaluate the adequacy of capital resources available to absorb potential losses arising from those risks. While we believe that our capital base is sufficient to support our current operations given our risk profile, future required scenarios and the results of the stress testing process may affect our approach to managing and deploying capital.

Market Risks

As our legacy MPF Loan portfolio decreases and as our investment securities mature, we may experience a future reduction in our net interest income, which may negatively impact our results of operations and financial condition.

As discussed in Investments on page 12, we are not permitted to purchase investments that have a term to maturity in excess of 270 days without prior approval from the FHFA. Although we received approval to resume purchasing MPF Loans for our portfolio in 2015, we do not expect new MPF Loan purchases in the near-term to fully offset anticipated pay downs of our legacy MPF Loan portfolio, which decreased by 20% during 2015. Thus, we expect that our overall earning potential may be negatively impacted, as the size of our legacy MPF Loan portfolio and investment securities decrease over time.

A sustained period of low interest rates, rapid changes in interest rates, or an inability to successfully manage interest-rate risk could have a material adverse effect on our net interest income.

We realize net interest income primarily from the spread between interest earned on our outstanding advances, MPF Loans, and investments less the interest paid on our consolidated obligations and other liabilities. Our business and results of operations are affected significantly by the fiscal and monetary policies of the U.S. government and its agencies, including the Federal Reserve Board's policies to depress short-term and long-term interest rates to stabilize the U.S. economy. Therefore, our ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of our asset and liability management activities and our level of net interest income. We use a number of measures in our efforts to monitor and manage interest rate risk, including income simulations and duration, market value, and convexity sensitivity analyses.

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

Interest rate changes can exacerbate prepayment and extension risk, which is the risk that mortgage-based investments will be refinanced by the borrower in low interest-rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Decreases in interest rates typically cause mortgage prepayments to increase and may result in lower interest income and substandard performance in our mortgage portfolio as we experience a return of principal that

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

we re-invest in a lower rate environment and shorter-term assets due to our 270-day investment restriction. In addition, while these prepayments would reduce the asset balance, the associated debt may remain outstanding at above-market rates. Conversely, when interest rates increase, we may experience extension risk, which is the risk that our mortgage-based investments will remain outstanding longer than expected at below-market yields. Any rapid change in interest rates could adversely affect our net interest income. See Quantitative and Qualitative Disclosures about Market Risk on page 75 for additional discussion and analysis regarding our sensitivity to interest rate changes and the use of derivatives to manage our exposure to interest-rate risk.

We depend on the FHLBs' ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets, including the short-term capital markets due to our increased reliance on discount note funding. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions, such as investor demand and liquidity in the financial markets, which are beyond the control of the FHLBs. The severe financial and economic disruptions during the most recent financial crisis, and the U.S. government's dramatic measures enacted to mitigate the effects, affected the FHLBs' funding costs and practices. Our ability to operate our business, meet our obligations, and generate net interest income depends primarily on the ability of the FHLB System to issue debt frequently to meet member demand and to refinance our existing outstanding consolidated obligations at attractive rates, maturities, and call features, when needed. A significant portion of our advances are issued at interest rates that reset periodically at a fixed spread to an FHLB discount note rate-based index, so member demand for such advances may decrease to the extent that the FHLB System is unable to continue to issue debt at attractive rates.

The sale of FHLB consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments and government programs and policies that affect the relative attractiveness of FHLB consolidated obligations. For example, recent regulations related to capital and liquidity have impacted how debt dealers are managing their balance sheets. Although dealer capacity for FHLB consolidated obligations has occasionally been somewhat constrained as a result, it has not yet impeded our ability to meet our funding needs nor has it negatively impacted our funding costs. We believe this is primarily driven by continued strong investor demand for FHLB debt. However, to the extent that such regulatory changes or other developments impact dealer demand or capacity for FHLB debt, our funding costs and/or access to the capital markets may be adversely affected.

We have a significant amount of discount notes outstanding with maturities of one year or less. We are exposed to liquidity risk if there is any significant disruption in the short-term debt markets. If a disruption were prolonged, we may not be able to obtain funding on acceptable terms. Any significant disruption that would prevent us from re-issuing discount notes for an extended period of time as they mature may require us to recognize into income up to $466 million of currently open deferred hedge costs out of other comprehensive income. Without access to the short-term debt markets, the alternative longer-term funding, if available, would increase funding costs and could cause us to increase advance rates, potentially adversely affecting demand for advances. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected. As a result, our inability to manage our liquidity position or our contingency liquidity plan to meet our obligations, as well as the credit and liquidity needs of our members, could adversely affect our financial condition and results of operations, and the value of FHLB membership.

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

Our FFELP ABS investments are securitizations of student loans that are guaranteed by guarantee agencies whose guaranties are reinsured by the U.S. Department of Education, or re-securitizations of such FFELP ABS. As of December 31, 2015, we held $5.3 billion of FFELP ABS investments.

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

Because the loans backing our FFELP ABS investments are supported by the U.S. Department of Education, the ratings of FFELP ABS are generally constrained by the sovereign credit rating of the U.S. government.  In addition, ratings may be impacted by changes in rating agency criteria. For example, rating agencies recently re-evaluated their methodology around the receipt of final payment on student loans in response to borrower assistance plans which have resulted in slower repayment, in some cases beyond the debt’s original maturity date. To the extent that there are future downgrades to the U.S. sovereign credit rating or other rating agency actions which impact the ratings of our FFELP ABS, it may negatively impact the value of our investments.

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

We are exposed to credit risk principally through advances or commitments to our members, MPF Loans and related exposures, derivatives counterparties, unsecured counterparties, and issuers of investment securities or the collateral underlying them. We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we are unable to fully recover amounts owed on a timely basis. In addition, we have exposure to credit risk because fair value of an obligation may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument. We have a high concentration of credit risk exposure to financial institutions and mortgage

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

assets. Financial institutions have presented a higher degree of credit risk because of the recent downturn in the housing and capital markets.

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

Advances. The U.S. housing market remains exposed to increased credit risk as the U.S. economy continues to recover. Although the rate of member failures was significantly lower in 2014 and 2015, some financial institutions, including our members, remain under financial stress exposing us to greater risk that one or more of our members may default on their outstanding obligations to us, including the repayment of advances.

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

If we experience further disruptions in the credit markets, it may increase the likelihood that one of our derivatives counterparties fails to meet their obligations to us. In addition, the recent volatility of market prices could adversely affect the value of the collateral we hold as security for the obligations of these counterparties. See Note 9 - Derivative and Hedging Activities to the financial statements for a description of derivatives credit exposure.

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

Federal Funds. We invest in Federal Funds sold in order to ensure the availability of funds to meet members' credit and liquidity needs. Because these investments are unsecured, our credit policies and FHFA regulations restrict these investments to short-term maturities and certain eligible counterparties. If the credit markets experience further disruptions, it may increase the

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

likelihood that one of our Federal Funds counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our Federal Funds investments, see Unsecured Short-Term Investments on page 72.

Securities Purchased Under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third-party custodian.  If the credit markets experience disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a loss.  See the table in Investment Securities by Rating on page 69 for a summary of counterparty credit ratings for these investments.

Our MPF Program products have different risks than those related to our traditional advances products, which could adversely impact our results of operations.

The MPF Program, as compared to our advances products, is more susceptible to credit losses. In recent years, as a result of the weak U.S. housing market, we experienced higher delinquency rates, default rates, and average loan loss severity contributing to increased credit losses on our MPF Loan portfolio. As the U.S. housing market continued to stabilize during 2015, our allowance for credit losses on our MPF Loan portfolio continued to decline consistent with the general positive trends in the housing markets and smaller portfolio of MPF Loans held on our balance sheet. However, to the extent that economic conditions weaken and regional or national home prices decline, we could experience higher delinquency levels and loss severities on our MPF Loan portfolio in the future. We are exposed to losses on our MPF Loans held in our portfolio through our obligation to absorb losses up to the FLA and to the extent those losses are not recoverable from PFIs from withholding performance based CE Fees (Recoverable CE Fees). Our FLA exposure as of December 31, 2015 is $122 million. The next layer of losses after the FLA is allocated to the PFI, or SMI, as applicable, through the CE Amount. If losses accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA or that may otherwise exceed the PFI's CE Amount and Recoverable CE Fees. Further, the PFIs may experience credit deterioration and default on their credit enhancement obligations, which, to the extent not offset against collateral provided by the PFIs, could cause us to incur additional losses and have an adverse effect on our results of operations.

Under the MPF Government MBS product, we absorb any associated credit losses if we are unable to recover from the servicer or the insuring or guarantying government agency unless the servicing was sold under our servicing released option in which the new servicer assumes our Ginnie Mae issuer responsibilities.

We are exposed to mortgage repurchase liability in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third-party investors under the MPF Direct Product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Loan is viable, we can require the PFI to repurchase that MPF Loan from us or indemnify us for related losses. Under the MPF Direct product, if a PFI is insolvent, our repurchase liability is limited to a PFI’s failure to deliver the required loan documentation and excludes repurchases for breaches of loan level representations and warranties. As of December 31, 2015, we had $38 million of repurchase requests and indemnifications outstanding to PFIs related to MPF Xtra loans and no outstanding repurchase requests or indemnifications for our new MPF Direct and MPF Government MBS products. Because repurchase requests from third-party investors may be made up until full repayment of a loan rather than when a purported defect is first identified, repurchase requests received as of a particular date may not reflect total repurchase liability for loans outstanding as of that date. In certain circumstances, third-party investors may not make a repurchase or indemnification request until a loan becomes past due or defaults. PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio, as further discussed in Mortgage Repurchase Risk on page 66.
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
We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions, or a natural disaster, we could experience increased losses. For further information on these concentrations, see Geographic Concentration on page 66.

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

Prior to 2007, we invested in private-label MBS, which are backed by subprime, prime, and alternative documentation or Alt-A mortgage loans. We held private-label MBS with a carrying amount of $952 million at December 31, 2015 and recorded no OTTI charges for 2013 through 2015. Although we only invested in AAA rated tranches when purchasing these MBS, a majority of these securities were subsequently downgraded and sustained realized or projected credit losses due to economic conditions and housing market trends. Although market prices for many of these private-label MBS have improved recently, the depth and duration of prior trends continues to affect the market value for some of our private-label MBS. See Investment Securities on page 68 for a description of these securities.

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

In general, during 2015, the U.S. housing market continued to improve, benefiting from mortgage rates remaining low and increased buyer confidence resulting from greater stability in the job market and an improving economy. If positive trends in the housing markets and housing prices reverse or are less than projected, there may additional credit losses from other-than-temporary impairments. For example, slower economic recovery, in either the U.S. as a whole or in specific regions of the country, or delays in foreclosures, could result in higher delinquencies, increasing the risk of credit losses that adversely affect the yield or value of these securities.

In addition, we have geographic concentrations of private-label MBS secured by mortgage properties that exceed 10% in California (37%). To the extent that this geographic area experiences further declines in the local housing markets or economic conditions or a natural disaster, we could experience increased losses on these investments.

Loan modification programs, settlements with the banking regulators, the federal government, and the nation's largest mortgages servicers and states' attorneys generals, as well as future legislative, regulatory or other actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, may adversely affect the value of our private-label MBS investments.

In certain circumstances, we rely on other FHLBs to manage credit risk related to our former members and credit enhancement and servicing obligations of PFIs located outside of our district, and if those FHLBs failed to appropriately manage this credit risk or enforce a PFI's obligations, we could experience losses.

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

Operational Risks

We rely on quantitative models to manage risk, to make business decisions, and to value our assets and liabilities. Our business could be adversely affected if those models fail to produce reliable results.

We make significant use of both internal and external business and financial models to measure and monitor our risk exposures; including interest rate, prepayment, and other market risks, as well as credit risk. We also use models in determining the fair value of financial instruments when independent price quotations are not available or reliable. The information provided by these models is also used in making business decisions relating to strategies, initiatives, risk management, transactions, and products, and for financial reporting. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates, and other factors that may overstate or understate future experience. When market conditions change rapidly and dramatically, the assumptions used for our models may not keep pace with changing conditions. Inaccurate data or assumptions in these models are likely to produce unreliable results. For example, uncertainty in the housing and mortgage markets may increase our exposure to the inherent risks associated with the reliance on internal models that use key assumptions to project future trends and performance. Although we regularly adjust our internal models in response to changes in economic conditions and the housing market and rely on our vendors to adjust our external models, the risk remains that our internal models could produce unreliable results or estimates that vary considerably from actual results.

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

Our business is dependent upon our ability to interface effectively with other FHLBs, members, PFIs, and other third parties. Our products and services require a complex and sophisticated operating environment supported by operating systems, which may be purchased, custom-developed, or out-sourced. Maintaining the effectiveness and efficiency of the technology used in our operations is dependent on the continued timely implementation of technology solutions and systems necessary to effectively manage the Bank and mitigate risk, which may require significant capital expenditures. If we are unable to maintain these technological capabilities, including retention of key technology personnel, we may not be able to remain competitive and our business, financial condition, and results of operations may be significantly compromised. To the extent that the measures we take to protect the security of our information systems do not prevent a failure or breach, including events resulting from a cyber attack, we may be unable to manage our business effectively or experience losses, reputational damage, or other harm. To date, we have not experienced any material effect or losses related to cyber attacks or other breaches.

We purchase a significant portion of our data center services, including disaster recovery capabilities, from third-party vendors, and if our vendors fail to adequately perform the contracted services in the manner necessary to meet our needs, our business, financial condition, and results of operations may be harmed.

We have engaged various vendors to provide us with data center outsourcing services that include hardware, software support, and technology services. Any failure, interruption, or breach in security of these systems, or any disruption of service, including

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

as a result of our transition from existing to new data centers, could result in failures or interruptions in our ability to conduct business. There is no assurance that if or when such failures do occur, that they will be adequately addressed by us or the third parties on whom we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, and results of operations.

The performance of our MPF Loan portfolio depends in part upon third parties and defaults by one or more of these third parties on its obligations to us could adversely affect our results of operations or financial condition.

Mortgage Servicing. We rely on PFIs and third-party servicers to perform mortgage loan servicing activities for our MPF Loans held in portfolio. With respect to the MPF Xtra and MPF Government MBS products, we are contractually obligated to Fannie Mae and Ginnie Mae, respectively, with respect to servicing of the related MPF Loans under certain servicing options.

Servicing activities include collecting payments from borrowers, paying taxes and insurance on the properties secured by the MPF Loans, advancing principal and interest under scheduled remittance options, maintaining applicable government agency insurance or guaranty, reporting loan delinquencies, loss mitigation, and disposition of real estate acquired through foreclosure or deed-in-lieu of foreclosure. If current housing market trends negatively decline, the number of delinquent mortgage loans serviced by PFIs and third party servicers could increase. Managing a substantially higher volume of non-performing loans could create operational difficulties for our servicers. In the event that any of these entities fails to perform its servicing duties, we could experience a temporary interruption in collecting principal and interest or even credit losses on MPF Loans or incur additional costs associated with obtaining a replacement servicer if the servicer fails to indemnify us for its breaches. Similarly if any of our servicers become ineligible to continue to perform servicing activities under MPF Program guidelines, we could incur additional costs to obtain a replacement servicer. If a PFI servicer fails to perform its servicing responsibilities, we can potentially recover losses we incur from the collateral pledged to us under our Advances, Collateral Pledge and Security Agreement with the PFI; however, the amount of collateral pledged thereunder is not sized to cover a specific amount related to servicing obligations. If a third-party servicer is not one of our members, we would not have this additional remedy.

Master Servicing. We act as master servicer for the MPF Program. In this regard, we have engaged a vendor for master servicing, Wells Fargo Bank N.A., which monitors the servicers' compliance with the MPF Program requirements and issues periodic reports to us. While we manage MPF Program cash flows, if the vendor should refuse or be unable to provide the necessary service, we may be required to engage another vendor which could result in delays in reconciling MPF Loan payments to be made to us or increased.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of February 29, 2016, we occupy 95,105 square feet of leased office space at 200 East Randolph Drive, Chicago, Illinois 60601.  We also maintain 5,518 square feet of leased space for an off-site back-up facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

Item 3. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. Of the three cases that were filed by the Bank, only the action filed in the Circuit Court of Cook County, Illinois remains active. As of February 29, 2016, the Illinois action covers seven private label MBS bonds in the aggregate original principal amount of $494 million.

In this action, the Bank asserts claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, and negligent misrepresentation. The Bank seeks the remedies of rescission, recovery of damages, and recovery of reasonable attorneys' fees and costs of suit. As of February 29, 2016, defendants in the Illinois litigation include the following entities and affiliates thereof: Goldman Sachs & Co. and Morgan Stanley & Co., Incorporated.

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

We issue only one class of capital stock, Class B stock, consisting of two sub-classes of stock, Class B1 stock and Class B2 stock which, under our Capital Plan has a par value of $100 per share. As of February 29, 2016, we had 20,022,773 shares of capital stock outstanding, including 82,132 shares of mandatorily redeemable capital stock. At February 29, 2016, we had 757 stockholders of record. For details on our Capital Plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 13 - Capital to the financial statements.

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

As of	December 31, 2015	December 31, 2014
Commercial banks	$1,094	$1,096
Thrifts	282	289
Credit unions	139	135
Insurance companies	434	382
Community Development Financial Institutions	1	—
Total	1,950	1,902

We repurchased excess capital stock from members totaling $324 million during 2015 and $160 million in 2014, as further discussed in the Repurchase of Excess Capital Stock section on page 56.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 6.    Selected Financial Data.

Computation of Ratio of Earnings to Fixed Charges

For the years ended December 31,	2015	2014	2013	2012	2011
Net income (loss)	$349	$392	$343	$375	$224
Total assessments	39	44	33	42	47
Interest expense	744	841	1,061	1,344	1,707
Earnings, as adjusted	$1,132	$1,277	$1,437	$1,761	$1,978

Fixed charges:
Interest expense	744	841	1,061	1,344	1,707
Total fixed charges	$744	$841	$1,061	$1,344	$1,707

Ratio of earnings to fixed charges	1.52	1.52	1.35	1.31	1.16

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Selected Financial Data

As of or for the years ended December 31,	2015	2014	2013		2012		2011
Selected statements of condition data
Total investments [a]	$28,324	$32,745	$36,402		$40,750		$40,503
Advances	36,778	32,485	23,489		14,530		15,291
MPF Loans held in portfolio, gross	4,831	6,072	7,724		10,474		14,163
Less: allowance for credit losses	(3)	(15)	(29)		(42)		(45)
Total assets	70,676	71,841	68,797		69,584		71,255
Consolidated obligation discount notes, net	41,565	31,054	31,089		31,260		25,404
Consolidated obligation bonds, net	22,586	34,251	31,987		32,569		39,880
Total capital stock	1,950	1,902	1,670		1,650		2,402
Total retained earnings	2,730	2,406	2,028		1,691		1,321
Total capital	4,652	4,526	3,765		3,448		3,292
Other selected data at period end
MPF off-balance sheet loans outstanding System [b]	15,399	14,474	13,964		11,348		7,234
MPF off-balance sheet loans outstanding FHLBC PFIs [b]	7,785	7,608	7,492		6,645		5,223
FHLB systemwide consolidated obligations (par)	905,202	847,175	766,837		687,902		691,868
Number of members	740	751	759		762		767
Total employees (full and part time)	422	405	355		329		296
Selected statements of income data
Net interest income after provision for credit losses	$503	$528	$452		$563		$518
OTTI (loss), credit portion	—	—	—		(15)		(68)
Non-interest gain (loss)	23	32	(1)		(35)		(63)
Non-interest expense	138	124	75	[c]	111		184	[c]
Net income	349	392	343		375		224
Other selected data during the periods ended
MPF off-balance sheet loan volume System [b]	3,154	2,037	4,671		6,941		2,818
MPF off-balance sheet loan volume FHLBC PFIs [b]	1,437	975	2,214		3,636		1,771
Selected ratios (rated annualized)
Total regulatory capital to assets ratio	6.63%	6.01%	5.38%		4.81%	[d]	6.35%
Market value of equity to book value of equity	108%	114%	116%		102%		90%
Total investments - % of total assets	40%	46%	53%		59%		57%
Advances - % of total assets	52%	45%	34%		21%		21%
MPF Loans held in portfolio, net - % of total assets	7%	8%	11%		15%		20%
Dividend rate class B1 activity stock-period paid	2.31%	1.58%	0.55%		0.25%		0.10%
Dividend rate class B2 membership stock-period paid	0.50%	0.45%	0.30%		0.25%		0.10%
Return on average assets	0.49%	0.55%	0.53%		0.54%		0.28%
Return on average equity	7.65%	9.35%	9.69%		12.90%		7.22%
Average equity to average assets	6.35%	5.83%	5.48%		4.19%		3.93%
Net yield on average interest-earning assets	0.72%	0.74%	0.71%		0.84%		0.69%
Return on average Regulatory Capital spread to three month LIBOR index	7.55%	9.61%	9.74%		11.67%		5.14%
Cash dividends	$25	$14	$6		$5		$2
Dividend payout ratio	7.16%	3.57%	1.75%		1.32%		1.04%

[a]	Total investments include investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF off-balance sheet loans are MPF Loans purchased from PFIs and concurrently resold to Fannie Mae or other third party investors under the MPF Xtra and MPF Direct products or pooled and securitized in Ginnie Mae MBS under the MPF Government MBS product. See Mortgage Partnership Finance Program beginning on page 7.

[c]
December 31, 2011, non-interest expense included an additional $50 million charge for AHP. In April of 2013, we reversed this $50 million charge after we received approval from the FHFA and our Board of Directors to implement the Community First Fund. See Note 11 - Affordable Housing Program to the financial statements.

[d]
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

•
the impact of new business strategies, including our ability to develop and implement business strategies focused on maintaining net interest income; the impact of our efforts to simplify our balance sheet on our market risk profile and future hedging costs; our ability to successfully transition to a new business model, implement business process improvements, and scale our size to our members' borrowing needs; the extent to which our members use our advances as part of their core financing rather than just as a back-up source of liquidity; and our ability to implement product enhancements and new products and generate enough volume in new products to cover our costs related to developing such products;

•
the extent to which amendments to our Capital Plan, including our ability to implement reduced membership stock and advances activity stock requirements and continue to offer the Reduced Capitalization Advance Program for certain future advance borrowings, and our ability to continue to pay enhanced dividends on our activity stock, impact borrowing by our members;

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

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and related regulations and proposals and legislation related to housing finance and GSE reform; changes by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 (Housing Act) or as may otherwise be issued by our regulator, including recent regulatory changes to FHLB membership requirements by the FHFA; the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

•
the ability of each of the other FHLBs to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which we have joint and several liability;

•
the pace of technological change and our ability to develop and support technology and information systems, including our ability to protect the security of our information systems and manage any failures, interruptions, or breaches in our information systems or technology services provided to us through third-party vendors;

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

2015 Financial Highlights

•	We recorded net income of $349 million compared to the $392 million in 2014.

•
We recorded other non-interest gain (loss) of $23 million compared to a gain of $32 million for 2014 due to lower amounts of private-label MBS litigation settlements ($13 million in 2015, compared to $27 million received from such settlements during 2014).

•
Non-interest expense was $138 million compared to $124 million for 2014. We experienced increased operating expenses as we continued to invest in our IT infrastructure and security and added staff to support members as well.

•	Total investment securities decreased 10% in 2015 to $24.6 billion, as our investment portfolio continued to pay down.

•
Advances outstanding were $36.8 billion, up from the previous year-end level of $32.5 billion. Although we are currently analyzing the FHFA’s final membership rule in relation to our impacted members and advances portfolio, we do not expect it to have an immediate or material impact to net interest income because the rule permits a five-year transition period and continuation of advances to contractual maturity.

•
MPF Loans held in portfolio declined $1.2 billion in 2015 to $4.8 billion. Although we resumed purchasing MPF Loans for our portfolio in 2015, we do not expect new MPF Loan purchases to fully offset pay downs in the near-term. MPF off-balance sheet loan volume across all of the FHLBs that offer the MPF Xtra, MPF Direct, and MPF Government MBS products to their PFIs increased from $2.0 billion during 2014 to $3.2 billion during 2015. MPF off-balance sheet loan volume from PFIs in our district was $1.4 billion in 2015 and $1.0 billion in 2014. Total MPF off-balance sheet loans outstanding at December 31, 2015, was $15.4 billion; a little more than half, $7.8 billion, was from PFIs in our district.

•	Total assets were $70.7 billion compared to $71.8 billion at year-end 2014. Advance growth helped offset the declines in investment securities and MPF Loans held in portfolio.

•	Retained Earnings were $2.7 billion at year-end 2015, up from $2.4 billion at the end of 2014, due to our net income.

•	Letter of Credit commitments increased to $6.7 billion from $3.6 billion at year-end 2014.

•	We remained in compliance with all of our regulatory capital requirements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Summary and Outlook

Supporting Members’ Business

The Bank’s financial performance remained strong and our retained earnings continued to grow in 2015. As a member-owned and member-focused cooperative, we continued to devote our resources to enhance the value of membership.

We have already made substantial changes to our Capital Plan to reduce the cost of membership and deliver additional benefits to the many members that use our advance products to support the entire membership. Specifically, effective October 1, 2015, we reduced the threshold at which Class B2 membership stock converts to Class B1 activity stock from $5 million to $10,000; this single change provided virtually all of our borrowing members with the opportunity to earn the much higher B1 dividend on most of their investment in the Bank.

Increases in the Class B1 activity stock dividend also lowered members’ cost of borrowing while the new monthly Reduced Capitalization Advance Program (RCAP) permits many members to borrow from us with less capital stock. We also increased qualified collateral report loan margins and simplified the collateral reporting process; by increasing members’ borrowing capacity we are better able to support their liquidity and funding needs. We believe all of these factors contributed to significant growth in both advances and letters of credit; at year-end 2015, advances were $36.8 billion, up 13% from year-end 2014, and letters of credit were $6.7 billion, up 85% from year-end 2014.

Enhancing Access to the Secondary Mortgage Market

We remain committed to providing members access to the secondary mortgage market. In 2015 we announced several new MPF products that were developed with member balance sheet management needs – and their borrowers’ needs – at the forefront. Members can once again earn higher fee income for retaining some credit risk with conventional MPF Loans held in our portfolio. The new MPF Government MBS product provides members with attractive pricing on government loans, which they can pass on to their borrowers. And members can now sell jumbo loans to the secondary market via the MPF Direct product.

Supporting Affordable Housing and Small Business Lending

In 2015 we also celebrated the 25th year of the Affordable Housing Program. During this anniversary year we committed nearly $36 million in grants to assist members and their partners to acquire, rehab, or build more than 3,100 housing units. Members’ home-buying customers also received $16 million of support through our Downpayment Plus program in 2015. The grants funded with these programs helped all of us achieve an important milestone: the Bank has now invested in more than 100,000 units.

The Bank’s Community First Fund continued to commit resources to support small businesses and affordable housing lending with nearly $40 million in long-term commitments as of December 31, 2015. In December the Bank closed a 10-year, $5 million commitment with its seventh fund partner, Community Reinvestment Fund (CRF), USA. Minneapolis-based CRF has committed to using the money for lending to small businesses, including businesses in low-income communities in Illinois and Wisconsin.

FHFA’s Final Rule on Membership

Our regulator, the FHFA, published its final rule on FHLB membership on January 20, 2016. The FHFA dropped its proposal for an ongoing mortgage asset test for membership, which is critically important as most members rely on us as a dependable source of liquidity. The FHFA also disqualified captive insurance companies from membership. For further discussion of how this rule may impact us, see Legislative and Regulatory Developments on page 16.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Results of Operations

Net Interest Income

Net interest income is the difference between the amount we recognize into interest income on our interest earning assets and the amount we recognize into interest expense on our interest bearing liabilities. These amounts were determined in accordance with GAAP and were based on the underlying contractual interest rate terms of our interest earning assets and interest bearing liabilities as well as the following items:

•	Net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges;

•	Amortization of premiums;

•	Accretion of discounts;

•	Amortization of hedge adjustments;

•	Advance prepayment fees; and

•	MPF credit enhancement fees.

The tables below present the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

•
Average daily balances are computed using historical amortized cost balances except for trading securities and items carried under the fair value option, which both immediately recognize changes in fair value into our statements of income.

•
MPF Loans held in portfolio that are on nonaccrual status are included in average daily balances used to determine the effective yield/rate. Amounts included in interest income on MPF Loans held in portfolio are presented as detailed in MPF Loans Held in Portfolio, Net on page 47.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

•	Any changes due to the combined volume/rate variance have been allocated ratably to volume and rate.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2015 compared to 2014

	2015			2014			Increase (decrease) due to
For the years ended December 31,	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell and/or deposit income	$7,720	$10	0.13%	$10,468	$7	0.07%	$(2)	$5	$3
Investment securities	24,408	805	3.30%	28,568	870	3.05%	(127)	62	(65)
Advances	33,306	181	0.54%	25,056	158	0.63%	52	(29)	23
MPF Loans held in portfolio	5,323	256	4.81%	6,762	327	4.83%	(70)	(1)	(71)
Total Interest Income on Assets	70,757	1,252	1.77%	70,854	1,362	1.92%	(147)	37	(110)
Consolidated obligation discount notes	36,274	294	0.81%	28,889	269	0.93%	69	(44)	25
Consolidated obligation bonds	28,955	396	1.37%	37,014	518	1.40%	(113)	(9)	(122)
Subordinated notes	944	54	5.72%	944	54	5.72%	—	—	—
Total Interest Expense on Liabilities	66,173	744	1.12%	66,847	841	1.26%	(44)	(53)	(97)
Net yield on interest-earning assets	$70,757	$508	0.72%	$70,854	$521	0.74%	$(103)	$90	$(13)

Net interest income changed mainly due to the following:

•
Interest income from investment securities declined primarily due to the decline in average investment balances as securities matured or paid down. Our ability to make new investments that have a term to maturity in excess of 270 days is restricted. For further information, see Investments on page 12. This decline was partially offset by accretion into interest income of expected improvements in the present value of cash flows on securities that were previously charged with credit related OTTI. For 2015, we recorded additional interest income of $52 million due to such accretion. For 2014, accretion was $57 million. Accretion is dependent upon how estimated market conditions impact future projected cash flows, and may vary from past experience.

•	Interest income from advances increased primarily due to increased member demand for advances during 2015. The following were key factors resulting in the increased demand by members for advances.

•	The funding needs of our members in Illinois and Wisconsin have increased as the economic activity in our district continues to improve.

•	The benefits we offer our members through our Reduced Capitalization Advance Program (RCAP), which is designed to make the net cost of borrowing through advances more attractive to members.

•
Interest income from MPF Loans held in portfolio continued to decline as expected due to the net decrease in our outstanding MPF Loans held in portfolio. Though we had a net decrease in our outstanding MPF Loans at year end, we resumed purchasing MPF Loans again during 2015. We do not expect our purchases of new MPF Loans to be material enough to offset our current loan paydown activity in the near-term, but may do so in the future.

•
Interest expense decreased as our higher rate debt matured or was called and replaced with lower-rate funding during 2015. Additionally, we benefited from increasing the mix of discount notes as compared to bonds concurrent with market rates declining on average for our short term discount notes during 2015.

•	Our hedging activities resulted in a reduction to net interest income in our statements of income primarily due to the following:

•	The low interest rate environment resulted in negative net interest settlements on derivative contracts in active hedge accounting relationships.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•	The amortization of negative hedge adjustments from previously active hedges that were closed (de-designated) but where the previously hedged instrument is still outstanding.

For further details see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on page 43.

2014 compared to 2013

	2014			2013			Increase (decrease) due to
For the years ended December 31,	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold and securities purchased under agreements to resell	$10,468	$7	0.07%	$9,542	$9	0.09%	$1	$(3)	$(2)
Investments	28,568	870	3.05%	29,724	928	3.12%	(36)	(22)	(58)
Advances	25,056	158	0.63%	15,195	175	1.15%	113	(130)	(17)
MPF Loans held in portfolio	6,762	327	4.83%	8,775	399	4.55%	(92)	20	(72)
Total Interest Income on Assets	70,854	1,362	1.92%	63,236	1,511	2.39%	(14)	(135)	(149)
Consolidated obligation discount notes	28,889	269	0.93%	23,820	288	1.21%	61	(80)	(19)
Consolidated obligation bonds	37,014	518	1.40%	35,276	716	2.03%	35	(233)	(198)
Subordinated notes	944	54	5.72%	994	57	5.73%	(3)	—	(3)
Total Interest Expense on Liabilities	66,847	841	1.26%	60,090	1,061	1.77%	93	(313)	(220)
Net yield on interest-earning assets	$70,854	$521	0.74%	$63,236	$450	0.71%	$(107)	$178	$71

Net interest income changed mainly due to the following:

•
Interest income from investment securities declined primarily due to the decline in average investment balances as securities matured or paid down. Our ability to make new investments that have a term to maturity in excess of 270 days is restricted. This decline was partially offset by continued accretion of expected improvements in the present value of cash flows associated with securities that were previously charged with credit related OTTI. For 2014, we recorded additional interest income of $57 million due to such accretion. For 2013, accretion was $40 million. Accretion is dependent upon how estimated market conditions impact future projected cash flows.

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

•
Interest income from MPF Loans continued to decline as expected due to the decreased volume of MPF Loans outstanding. The increase in yield was primarily due to reduced amortization of basis adjustments on closed hedges on MPF Loans. See MPF Loans Held in Portfolio, Net on page 47 for further details.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

For the years ended December 31,	2015	2014	2013
Trading securities	$(3)	$(19)	$(13)
Derivatives and hedging activities	(16)	(7)	12
Instruments held under fair value option	8	13	—
Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option	(11)	(13)	(1)
Early extinguishment of debt	(1)	—	(118)
Litigation settlement awards	13	27	99
Other, net	22	18	19
Noninterest gain (loss)	$23	$32	$(1)

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Gains (losses) on trading securities, derivatives and hedging activities, and instruments held under the fair value option were not significant to our statements of income over the last three years. Details of these activities as well as all hedging activities are in the table on the following page.

Litigation settlement awards

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. In the past three years, we received payments for settlements with some of the defendants. We continue to pursue litigation related to these matters with respect to seven private label MBS with an aggregate original principal amount of $494 million. We cannot predict to what extent we will be successful in this remaining litigation. See Item 3. Legal Proceedings on page 31 for further details.

Other, net

We generate fees on a variety of functions we perform for our members. In addition, third party investors and other FHLBs pay us fees to administer their participation in the MPF Program, which offsets a portion of the expenses we incur. Individually, none of these fees reach 1% of our total interest and fee income. We anticipate that the MPF Program will continue to grow, including the use of our off-balance sheet MPF products. As a result, MPF Program fees could continue to grow, and thus, may exceed 1% of total income in future periods.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the impact of Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option on our results of operations.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Year ended December 31, 2015
Amortization/accretion	$9	$(13)	$(13)	$(2)	$(10)	$(29)
Net interest settlements [a]	(83)	(133)	—	(240)	212	(244)
Total recorded net interest income	(74)	(146)	(13)	(242)	202	(273)
Fair value hedges - ineffectiveness net gain (loss)	1	(13)	—	—	(23)	(35)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	3	—	3
Economic hedges - net gain (loss)	(3)	—	3	6	10	16
Total recorded derivatives & hedging activities	(2)	(13)	3	9	(13)	(16)
Trading securities - hedged	—	(1)	—	—	—	(1)
Instruments held under fair value option	(2)	—	(1)	2	9	8
Total net effect gain (loss) of hedging activities	$(78)	$(160)	$(11)	$(231)	$198	$(282)

Year ended December 31, 2014
Amortization/accretion	$5	$—	$(17)	$(2)	$(14)	$(28)
Net interest settlements [a]	(81)	(140)	—	(246)	253	(214)
Total recorded net interest income	(76)	(140)	(17)	(248)	239	(242)
Fair value hedges - ineffectiveness net gain (loss)	9	(4)	—	—	(27)	(22)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	2	—	2
Economic hedges - net gain (loss)	(2)	—	—	1	14	13
Total recorded derivatives & hedging activities	7	(4)	—	3	(13)	(7)
Trading securities - hedged	—	—	—	—	—	—
Instruments held under fair value option	2	—	—	1	10	13
Total net effect gain (loss) of hedging activities	$(67)	$(144)	$(17)	$(244)	$236	$(236)

Year ended December 31, 2013
Amortization/accretion	$17	$—	$(32)	$(3)	$(25)	$(43)
Net interest settlements [a]	(68)	(139)	—	(262)	224	(245)
Total recorded net interest income	(51)	(139)	(32)	(265)	199	(288)
Fair value hedges - ineffectiveness net gain (loss)	10	9	—	—	(6)	13
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	6	(2)	4
Economic hedges - net gain (loss)	—	—	(5)	—	—	(5)
Total recorded derivatives & hedging activities	10	9	(5)	6	(8)	12
Trading securities - hedged	—	(5)	—	—	—	(5)
Total net effect gain (loss) of hedging activities	$(41)	$(135)	$(37)	$(259)	$191	$(281)

[a]	Represents interest income or expense on derivatives included in net interest income of the hedged item.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Expense

For the years ended December 31,	2015	2014	2013
Compensation and benefits	$81	$66	$62
Other operating expenses	51	48	41
Other community investment	—	—	(50)
Litigation settlement legal expense	2	3	19
Other	4	7	3
Noninterest expense	$138	$124	$75

Compensation and benefits increased due to higher salaries, wages, and incentive compensation. In addition, we added employees in order to continue to enhance our member-focused bank capabilities and to continue to build out the MPF Program platform to support new products such as MPF Direct and MPF Government MBS. We had 422 employees as of December 31, 2015, compared to 405 as of December 31, 2014, and 355 as of December 31, 2013.

Other operating expenses increased mostly due to our investment in information technology, which was primarily general infrastructure maintenance, security, and the continued investment in systems related to the MPF Program.

The approvals for our Community First Fund resulted in our recognizing $50 million in earnings in the second quarter of 2013, which represents a reversal of the $50 million charge previously recognized in 2011. This reversal was recognized through non-interest expenses, the same account where the original charge was recorded.

We incurred litigation settlement fees upon receipt of legal settlement awards. See Non-Interest Gain (Loss) on page 42 for details on the amounts of the awards.

Assessments

We fund the Affordable Housing Program (AHP) program at a calculated rate of 10% of income before assessments. However, in 2013, we received approval from the FHFA and our Board of Directors to implement the Community First Fund. As a result, we reversed in 2013 a $50 million charge we originally recorded in 2011 through "Non-interest expense - Other community investment” in our statements of income. Since we already have paid our AHP assessment attributable to the charge in 2011, our AHP assessment for 2013 was calculated on the 10% excluding the reversal.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

For the years ended December 31,	2015	2014	2013	AOCI Balance December 31, 2015
Net unrealized gain (loss) available-for-sale securities	$(402)	$8	$(524)	$658
Non-credit OTTI held-to-maturity securities	47	56	61	(217)
Net unrealized gain (loss) cash flow hedges	117	85	413	(463)
Post-retirement plans	(7)	1	10	(6)
Other comprehensive income (loss)	$(245)	$150	$(40)	$(28)

Net unrealized gain (loss) on available-for-sale securities

We had an Other Comprehensive Income (OCI) (loss) on our available-for-sale securities portfolio during 2015. This was due to general market-related declines and the reversal of previous unrealized gain positions in AOCI related to available-for-sale portfolio securities that matured at par value. We had an unrealized net gain position related to our available-for-sale securities portfolio in AOCI as of December 31, 2015. If we do not sell these securities prior to their maturity, this remaining unrealized net gain position in AOCI will eventually reverse to zero.

Non-credit OTTI on held-to-maturity securities

We had an OCI gain on our non-credit OTTI held-to-maturity securities during 2015. This was due to the continued reversal of previously recorded non-credit OTTI due to improvements in the fair value of certain held-to-maturity securities. As these securities approach maturity, we expect these unrealized non-credit OTTI losses to continue to reverse as principal and interest are received from the securities, unless there are additional OTTI credit losses.

Net unrealized gain (loss) on cash flow hedges

We had an OCI gain on our cash flow hedges during 2015 as well as 2014 and 2013. This was due to shorter-term market interest rates remaining stable while longer-term rates rose over the last three years. Our cash flow hedges are more sensitive to changes in longer-term market interest rates than to changes in shorter-term market interest rates. We had a net unrealized (loss) position in AOCI related to our cash flow hedges as of December 31, 2015.

Post-retirement plans

We had an OCI (loss) related to our post-retirement plans for 2015, which was due to a revision to the mortality tables we use for our post-retirement healthcare and supplemental defined benefit equalization plan. We do not expect this to be a recurring event. The effect of changing the mortality tables will be amortized into earnings over the plan's average employment period remaining before retirement. As a result, we do not expect a material impact on our results of operations.

For further information on the activity in Other Comprehensive Income (Loss) see Note 14 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

As of	December 31, 2015	December 31, 2014
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$4,226	$5,827
Investment securities	24,597	27,260
Advances	36,778	32,485
MPF Loans held in portfolio, net	4,828	6,057
Other	247	212
Total assets	$70,676	$71,841

Consolidated obligation discount notes	$41,565	$31,054
Consolidated obligation bonds	22,586	34,251
Subordinated notes	944	944
Other	929	1,067
Total liabilities	66,024	67,316
Capital stock	1,950	1,902
Total retained earnings	2,730	2,406
Accumulated other comprehensive income (loss)	(28)	217
Total capital	4,652	4,525
Total liabilities and capital	$70,676	$71,841
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

Investment Securities

We are required to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. At December 31, 2015, our MBS portfolio was 3.28 times our total regulatory capital and our advances represented 52% of our total assets, thus we expect our portfolios to continue to decline over time as a result of this limitation.

Advances

Member demand for advances continued to increase in 2015 even after a significant increase during 2014. We are finding that our members in Illinois and Wisconsin have experienced increased funding needs as the economic activity in our district continues to improve. In addition, members are taking advantage of the lower net cost of borrowing from our Reduced Capitalization Advance Program (RCAP). While our advances increased over 2015 and 2014, it is possible that member demand for our advances may decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels could decrease as further discussed in Legislative and Regulatory Developments on page 16.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table sets forth the current period par amount of advances outstanding for the five largest advance borrowers:

As of		December 31, 2015
One Mortgage Partners Corp.	[a]	$11,000	30%
The Northern Trust Company		4,000	11%
State Farm Bank, F.S.B.		2,650	7%
BMO Harris Bank, N.A.		2,375	7%
Associated Bank, N.A.		2,085	6%
All other borrowers		14,495	39%
Total par value		$36,605	100%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

The following table presents outstanding advances by type of institution. Former members may withdraw from membership or merge with out-of-district institutions but continue to hold advances.

As of	December 31, 2015	December 31, 2014
Members
Commercial banks	$16,338	$13,885
Thrifts	4,170	3,905
Credit unions	716	631
Insurance companies	15,333	13,836
Community Development Financial Institutions	2	7
Members total	36,559	32,264
Former members and Housing Associates	46	39
Total at par	36,605	32,303
Hedging and other adjustments	173	182
Balance on the statements of condition	$36,778	$32,485

MPF Loans Held in Portfolio, Net

MPF Loans continued to pay down as expected, a result of our past business strategy to limit the balance sheet concentration of our MPF Loans. Though we have begun adding new MPF Loans to our portfolio, we do not expect these new MPF Loans to be material enough to offset loan paydowns anticipated in the near-term. For the year ended December 31, 2015, we have added $204 million in new MPF Loans to our portfolio.

In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize into Ginnie Mae MBS.

For the years ended December 31,	2015	2014	2013
Net premium amortization expense	$5	$7	$10
Net amortization expense of closed basis adjustments	13	16	31
Total amortization expense	$18	$23	$41
As of December 31,
Net premium balance on MPF Loans	$22	$24
Cumulative basis adjustments closed portion	37	50
MPF Loans, unpaid principal balance	4,774	5,999
Premium balance as a percent of MPF Loans	0.47%	0.40%

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

We establish our liquidity position primarily based on the factors outlined below.

•	FHFA regulations and guidance.

•	Policies established by our Board of Directors.

•	Member demand for short- and long-term funds.

•	Maturing consolidated obligations as well as obligations arising from our normal operating activities.

We seek to be in a position to meet our members' credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.

Liquidity from Investments

Our sources of liquidity from investments are short-term liquid assets, primarily overnight Federal Funds sold and securities purchased under agreements to resell. Our ability to utilize these investments for liquidity purposes may be affected if the credit markets experience disruptions, as discussed below.

•
Our ability to use Federal Funds sold is restricted under our current policy and FHFA regulations. Specifically, we restrict these investments to short maturities and eligible counterparties as discussed in Unsecured Short-Term Investments on page 72 because such investments are unsecured. If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligation to us, these investments would not satisfy our liquidity needs and we may incur a loss.

•
Securities purchased under agreements to resell are secured by marketable securities held by a third-party custodian.  If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligations to us, these investments would not satisfy our liquidity needs if the collateral pledged to secure those obligations has decreased in value. In such cases, we also may suffer a loss.  See Investment Securities by Rating on page 69 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity from investing activities include trading securities, maturing advances, and maturing MPF Loans.

Liquidity from Debt

Our source of liquidity from debt is the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures
We use different measures of liquidity as follows:
Overnight Liquidity - Our overnight liquidity requirement is established by our Asset/Liability Committee. Currently, our Asset/Liability Management Policy (ALM Policy) requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. Under our ALM Policy, overnight liquidity includes money market assets, Federal Funds sold, paydowns of advances, MPF Loans with one day to maturity, and inter FHLB loans with one day to maturity. As of December 31, 2015, our overnight liquidity was $6.5 billion or 9.2% of total assets. This amount represents excess overnight liquidity of $4.0 billion over the minimum threshold of 3.5% of total assets.
Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2015, we had excess liquidity of $35.4 billion to support member deposits.

Contingency Liquidity - FHFA regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions that are considered to be of investment quality. Our ALM Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

one-fourth of customer deposits and $1.0 billion. Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $16.7 billion as of December 31, 2015.

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

Funding

Conditions in Financial Markets

During 2015, the Federal Open Market Committee (FOMC) finally delivered an interest rate increase at the December meeting raising the target range for the federal funds rate to 25 to 50 basis points. In practice, the FOMC maintains the target by paying 25 basis points for the Federal Reserve Reverse Repurchase facility and 50 basis points for Interest on Excess/Required Reserves.

The 10-Year Treasury rate rose 16 basis points on the year ending mostly unchanged at 2.27%, after a low of 1.64% in January and a high of 2.48% in June. Since the end of 2015, the 10-Year Treasury rate has fallen to 2.00% on concerns of slowing global growth, especially in China.

We maintained ready access to funding during the year.

Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances, and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  For the year ended December 31, 2015, net cash provided (used) by operating activities was $570 million. This resulted from cash inflows from net income as adjusted by non-cash adjustments made to reconcile net income to net cash provided by (used in) operating activities. The primarily non-cash adjustment related to losses due to the change in net fair value adjustments on derivatives and hedging activities.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. For the year ended December 31, 2015, net cash provided (used) by investing activities was $969 million. The primary factors underlying this net change in net cash provided (used) by investing activities were as follows:

•	Cash used in investing activities primarily was driven by increases in our advances which in 2015 resulted in net cash used of $4.3 billion.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

•	Cash provided from investing activities included, but is not limited to, the following:

•
The reduction in our total investment securities provided cash of $2.3 billion during 2015 as we continued to reduce our total investment securities such that our MBS portfolio is less than three times our total regulatory capital.

•	The reduction in securities purchased under agreements to resell outstanding by $2 billion. The cash provided by the reduction was used to meet members' credit and liquidity needs.

•	Further reduction in our legacy MPF Loan portfolio outstanding, which provided net cash inflows of $1.2 billion.

Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. For the year ended December 31, 2015, net cash provided (used) in our financing activities was $(1.4) billion. This resulted primarily from our shift to consolidated obligation discount notes from consolidated obligation bonds as shown below. Our shift to shorter-term funding was driven mainly by a change in the characteristics of certain assets on our statement of condition.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

For the years ended December 31,	2015	2014	2013
Discount notes	$10,495	$(37)	$(169)
Bonds	(11,714)	1,931	(254)
Total consolidated obligations	$(1,219)	$1,894	$(423)

Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2015, our consolidated obligations were rated AA+/Aaa (with outlook stable) by S&P and Moody's. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

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

	Discount Notes (carrying amount)			Short-Term Consolidated Obligation Bonds (par value)
As of or for the years ended December 31,	2015	2014	2013	2015	2014	2013
Outstanding at period end	$41,565	$31,054	$31,089	$—	$1,000	$1,000
Weighted average rate at period-end	0.22%	0.09%	0.07%	—%	0.11%	0.17%
Daily average outstanding for the year-to-date period	$36,274	$28,889	$23,820	$458	$2,696	$1,720
Weighted average rate for the year-to-date period [a]	0.14%	0.07%	0.09%	0.07%	0.11%	0.17%
Highest outstanding at any month-end during the year-to-date period	$45,817	$32,464	$31,089	$3,000	$4,300	$3,000

[a]	Excludes hedging adjustments.

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

At December 31, 2015, we had eligible assets free from pledges of $70.5 billion, compared to our outstanding consolidated obligations of $64.2 billion.

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

We receive 100% of the net proceeds of a bond issued via direct negotiation with underwriters of FHLB debt when we are the only FHLB involved in the negotiation; we are the sole FHLB that is primary obligor on the bond in those cases. When we and one or more other FHLBs jointly negotiate the issuance of a bond directly with underwriters, we receive the portion of the proceeds of the bond agreed upon with the other FHLBs; in those cases, we are primary obligor for the pro rata portion of the bond based on proceeds received. The majority of our bond issuance is conducted via direct negotiation with underwriters of the FHLB bonds, some with, and some without, participation by other FHLBs.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

We also participate in the Global Issuances Program, under which the FHLB System, through the Office of Finance, maintains a process for scheduled issuance of global fixed-rate consolidated bonds. As part of this process, management from each FHLB determines and communicates a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBs' orders do not meet the minimum debt issuance size, each FHLB receives an allocation of proceeds equal to the larger of the FHLB's commitment or the ratio of the individual FHLB's capital to total capital of all of the FHLBs. If the FHLBs' commitments exceed the minimum debt issuance size, then the proceeds are allocated based on actual commitment amount. The FHLBs can, however, pass on any scheduled calendar slot and decline to issue any global consolidated obligations under this program upon agreement of at least eight of the 11 FHLBs.

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

Twice weekly, we may also request specific amounts of discount notes with fixed maturity dates ranging from four weeks to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the selling group. In July 2015, the bi-weekly discount note auction was modified to use a single-price (Dutch) award method to determine winning bids. One or more FHLBs may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. We may receive from zero to 100% of the requested proceeds depending on the amounts and costs for the discount notes bid by the underwriters and guidelines for allocation of discount note proceeds among multiple participating FHLBs administered by the Office of Finance. The majority of our issuances are conducted via the twice weekly auctions.

Subordinated Notes

Under the FHLB Act, no FHLB is permitted to issue individual debt unless it has received regulatory approval. As approved by the Finance Board, we issued $1 billion of subordinated notes in June 2006. As of December 31, 2015, we have $944 million of subordinated notes still outstanding which mature on June 13, 2016. The subordinated notes were rated Aa2 by Moody's and AA- by S&P at the time of issuance. The subordinated notes are not obligations of, and are not guaranteed by, the U.S. government or any of the FHLBs other than us. See Note 12 - Subordinated Notes to the financial statements for further details.

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

The following table presents average deposit balances and the rate paid for the past three years. Interest expense was not material for all periods presented.

For the years ended December 31,	2015	2014	2013
Average outstanding interest bearing	$625	$567	$733
Average outstanding non-interest bearing	47	46	66
Weighted average rate interest bearing	0.02%	0.01%	0.01%

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

During 2015 and early 2016, we made substantial changes to our Capital Plan to reduce the cost of membership and assist members in using the Bank in a manner most appropriate to their businesses. The following table reflects the ranges of capital stock requirements permitted under our Capital Plan and requirements at year-end 2014 and 2015 as well as recently announced changes:

Capital Plan Requirement	December 31, 2014	December 31, 2015	Changes Announced in February 2016	Range Permitted under Capital Plan [d]
Membership Stock Requirement	1.0% of a member’s mortgage assets	0.85% of a member’s mortgage assets	0.40% of a member’s mortgage assets [b]	0.20% to 2% of a member's mortgage assets, with a minimum requirement of $10,000
Cap on Membership Stock Requirement	$165.8 million	$25 million	$5 million [b]	The lesser of (1) a dollar cap set by the Board within a range of $10,000 and $75 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31.
Activity Stock Requirement for Advances	5% of outstanding advances	5% of outstanding advances	4.5% of outstanding advances [c]	4% to 6% of a member's outstanding advances, although the requirement may be set as low as 2% for those advances made through our Reduced Capitalization Advance Program (RCAP)
B2/B1 Threshold [a]	$5 million	$10,000	No change	$10,000 to $75 million

[a]	The amount of a member’s Class B2 stock that exceeds this “threshold” and is necessary to support advance activity is automatically converted to Class B1 stock.

[b]	We plan to implement the revised membership stock requirements during our annual recalculation in the second quarter of 2016, using each member's mortgage assets as of December 31, 2015.

[c]	Effective, April 1, 2016, the reduced activity stock requirement will apply to all outstanding and new advances other than those advances made through the Bank’s RCAP.

[d]	Ranges reflected above are from our current Capital Plan, as last amended and restated effective October 1, 2015.

Effective October 1, 2015, our Capital Plan now allows for an activity stock requirement for MPF Loans acquired for our portfolio within a range of 0% and 6%, which our Board has set at 0%. Should the Board decide to introduce this capital requirement, we intend to notify members sufficiently in advance of the change and apply that change only to future acquisitions.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Reduced Capitalization Advance Program

During 2015, we continued to offer our Reduced Capitalization Advance Program (RCAP), which has been available on a monthly basis since June 2015. RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 5% requirement under our Capital Plan’s general provisions, if the new advances represented an incremental increase in a member’s overall level of advances and had maturity dates of at least one year. As of December 31, 2015, RCAP advances outstanding total $17.1 billion to 315 members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as prior RCAP offerings.

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

As of	December 31, 2015	December 31, 2014
Capital stock	$1,950	$1,902
Capital stock classified as mandatorily redeemable capital stock (MRCS)	8	9
Total retained earnings	2,730	2,406
Total permanent capital	$4,688	$4,317

Credit risk capital	$759	$832
Market risk capital	31	35
Operations risk capital	237	260
Total risk based capital requirement	$1,027	$1,127

Excess permanent capital stock over risk based capital requirement	$3,661	$3,190

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

As of December 31, 2015	Capital Stock		MRCS
One Mortgage Partners Corp. [a]	$250	13%	$—
The Northern Trust Company	200	10%	—
BMO Harris Bank, N.A.	119	6%	—
State Farm Bank, F.S.B.	109	6%	—
Associated Bank, N.A.	74	4%	—
All other members	1,198	61%	8
Total	$1,950	100%	$8

	December 31, 2015	December 31, 2014	Change
Capital stock	$1,950	$1,902	$48
Total retained earnings	2,730	2,406	324
Total permanent capital	4,680	4,308	372
Accumulated other comprehensive income (loss)	(28)	217	(245)
Total GAAP capital	$4,652	$4,525	$127

Capital Stock	$1,950	$1,902	$48
MRCS	8	9	(1)
Total retained earnings	2,730	2,406	324
Regulatory capital	$4,688	$4,317	$371

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Components of total GAAP capital changed for the following reasons:

•	The increase in capital stock corresponds to our increase in advances and our members' response to the RCAP program; see Statements of Capital to the financial statements.

•	Total retained earnings increased due to our net income less dividends paid; see Statements of Capital to the financial statements.

•
AOCI decreased primarily due to unrealized losses on available-for-sale securities partially offset by gains on cash flow hedges related to interest rate swaps on our discount note debt; see Other Comprehensive Income (Loss) on page 45 for further detail.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Since mid-2013 our practice has been to repurchase excess capital stock held by members within three business days of receiving a repurchase request, subject to regulatory requirements and prudent business practices. Since initiating this practice, all capital stock repurchases were made within three business days of receipt of the request. For further information on amounts repurchased, see Statements of Capital to the financial statements.

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

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy, and any other factors the Board determines to be relevant.

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

Retained Earnings and Dividend Policy

Our Board of Directors has adopted a Retained Earnings and Dividend Policy (Policy) which, as last updated in December 2015, establishes target retained earnings for the Bank to mitigate several risks and exposures and provide a cushion against the potential for loss that could impact shareholder value. Specifically, the Policy requires us to establish an overall target for retained earnings comprised of the following components:

•
Risk-based target based on the greater of the estimates using (1) modified regulatory-based requirements with components for credit risk, market risk and operations risk, (2) results of our annual stress test, and (3) parametric value-at-risk estimates for credit and market risk; each of those three alternatives incorporate additional estimates for exposures related to (1) deterioration in market value when the Bank’s market to book value of equity ratio on a U.S. GAAP basis is less than 100%, (2) repurchase risk that arises from obligations to third party investors for loans originated under the MPF Program, (3) accounting risk related to hedge accounting and OTTI accounting adjustments to our other comprehensive income and hedging-related accounting adjustments to the book value basis of advances, MPF Loan portfolio and consolidated obligations that may impact our net income as they are amortized, and (4) the amount of loans outstanding under the Bank’s Community First Fund;

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

Quarter in which dividend was declared (recorded) and paid	Dividends	Annualized Rate
2015
1st quarter, B1 activity stock	$4	2.25%
1st quarter, B2 membership stock	1	0.50%
2nd quarter, B1 activity stock	4	2.25%
2nd quarter, B2 membership stock	2	0.50%
3rd quarter, B1 activity stock	6	2.25%
3rd quarter, B2 membership stock	1	0.50%
4th quarter, B1 activity stock	6	2.50%
4th quarter, B2 membership stock	1	0.50%
Total	$25
2014
1st quarter, B1 activity stock	$1	1.30%
1st quarter, B2 membership stock	1	0.30%
2nd quarter, B1 activity stock	2	1.50%
2nd quarter, B2 membership stock	1	0.50%
3rd quarter, B1 activity stock	2	1.50%
3rd quarter, B2 membership stock	2	0.50%
4th quarter, B1 activity stock	4	2.00%
4th quarter, B2 membership stock	1	0.50%
Total	$14

On January 27, 2016, our Board of Directors increased the dividend declared per share by 10 basis points on both sub-classes of capital stock. Based on our financial results for the fourth quarter of 2015, the Board declared a cash dividend of 2.60% (annualized) for Class B1 activity stock and a cash dividend of 0.60% (annualized) for Class B2 membership stock.

Joint Capital Enhancement Agreement with other FHLBs

The FHLBs, including us, entered into a Joint Capital Enhancement Agreement (JCE Agreement) intended to enhance the capital position of each FHLB. The intent of the JCE Agreement is to allocate that portion of each FHLB's earnings to a separate retained earnings account at that FHLB.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Off Balance Sheet Arrangements

We provide members with letters of credit for a fee. If a beneficiary draws under a letter of credit, our member either reimburses us for the amount drawn or the drawn amount is converted into a collateralized advance to the member. If any advances were to be issued under these letters of credit, they would be made under the same standards and terms as any other advance.

We have entered into standby bond purchase agreements with the Illinois and Wisconsin state housing authorities. Upon request of the applicable authority, we enter into an agreement with them to purchase and hold the authority's bonds for a fee until the designated remarketing agent can find a suitable investor.

Refer to Note 17 - Commitments and Contingencies to the financial statements for further disclosures related to our commercial commitments, such as letters of credit and standby bond purchase agreements.

Contractual Cash Obligations

We enter into various contractual obligations that require us to make future cash payments. The following table summarizes our long-term contractual cash payments due by period:

	Contractual Cash Payments Due by Period
As of December 31, 2015	Less than 1 year	1-3 years	3-5 years	After 5 years	Total [a]
Consolidated obligation bonds	$3,028	$8,432	$7,108	$4,116	$22,684
Subordinated notes	944	—	—	—	944
MPF delivery commitments	279	—	—	—	279
Other	10	8	10	16	44
Total contractual cash obligations	$4,261	$8,440	$7,118	$4,132	$23,951

[a]	Total excludes projected contractual interest payments for consolidated obligation bonds of $2.2 billion and for subordinated notes of $27 million.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

See Note 2 - Summary of Significant Accounting Policies and Note 3 - Recently Issued but Not Yet Adopted Accounting Standards to the financial statements for further details.

Estimating the Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies and Note 8 - Allowance for Credit Losses to the financial statements for further details.

Estimating Fair Value

See Note 16 - Fair Value to the financial statements for further details.

Controls over Internal Valuation Methodologies and Third-Party Pricing Vendors

Segregation of duties is a key control over our internal valuation methodologies and third-party pricing vendors. In this regard, our segregation of duties is outlined below.

•	Senior management is responsible for our valuation policies. Senior management's responsibility is independent of our investing and treasury functions.

•
The Asset/Liability Management Committee approves fair value policies, reviews the appropriateness of current valuation methodologies and policies, and reports significant policy changes to the Risk Management Committee of the Board of Directors.

•
The Audit Committee of the Board of Directors oversees the controls utilized by the Asset/Liability Management Committee over their processes. This includes the results of independent model validation where appropriate.

•
The Risk Management Group prepares the fair value measurements of our financial instruments, evaluates the appropriateness of the fair values generated by pricing models, and assures the reasonableness and consistent application of valuation approaches and assumptions utilized in cases where unobservable inputs are utilized. In addition, the group performs control processes to ensure the fair values received from third-party pricing services are consistent with GAAP fair value measurement guidance.

•	The Risk Management Group's responsibility is independent of our investing and treasury management functions.

Other control processes over our internal valuation methodologies include, but are not limited to, the following:

•	Reviewing the pricing model's theoretical soundness and appropriateness by personnel with relevant expertise who are independent from the fair value measurement function.

•
Back testing models to subsequent transactions (e.g. termination of a derivative), analysis of actual cash flows to projected cash flows, comparisons with similar observable positions, and comparisons with information received from pricing services for financial instruments where prices or valuations require unobservable inputs.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Other control processes over third-party pricing vendors, include, but are not limited to, the following:

•
Understanding and evaluating the fair value measurements received on each major investment security type to ensure that the amounts reported in our financial statements as well as our fair value disclosures comply with GAAP.

•
Utilizing all fair value inputs received from multiple third-party pricing vendors to determine the fair value of an individual security unless we determine that exclusion of a fair value input is appropriate based on our control processes.

•	Discussions with our third-party pricing vendors to ensure that they are in compliance with fair value measurement guidance under GAAP. Such discussions focus on the following:

•	Understanding their pricing models to the extent possible, as some pricing models are proprietary in nature.

•	Understanding the principal or most advantageous market selected and our ability to access that market.

•	Assumptions and significant inputs used in determining the fair value measurement.

•	The appropriateness of the fair value hierarchy level as of the reporting date.

•	Whether the market was active or illiquid as of the reporting date.

•	Whether transactions were between willing buyers and sellers or distressed in nature as of the reporting date.

•	Whether the fair value measurements as of the reporting date is based on current or stale assumptions and inputs.

•	Obtaining the third party pricing vendor methodologies and control reports.

•
Challenging fair value measurements received that represent outliers to the fair value measurements received on the same financial instrument from a different third-party pricing service. We document these challenges on a monthly basis.

•	Examining the underlying inputs and assumptions for a sample of individual securities across asset classes and average life.

•	Identifying stale prices, prices changed significantly from prior valuations, and other anomalies that may indicate that a price may not be accurate.

•	Performing implied yield analysis to identify anomalies.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events, including legal risk but excluding strategic or reputational risk. We have established comprehensive risk assessment, monitoring and management activities, financial and operating policies and procedures, and appropriate insurance coverage to mitigate the likelihood of, and potential losses from, such occurrences.
Governance and Control Activities
The Board of Directors has established bank-wide policies governing operational risk, which include an Enterprise Risk Management Policy and an Enterprise Operational Risk Management Policy. Primary oversight responsibility for operational risk is vested with our management level Operational Risk Oversight Committee. Responsibilities of this committee include, but are not limited to, oversight and review of Bank-wide operational risk programs such as the management of business continuity, operational aspects of new business activities, analysis and mitigation of any operational loss, independent information security program, vendor management, oversight and direction to our compliance activities, and oversight to internal controls and procedures in compliance with the Sarbanes-Oxley Act of 2002. This Committee monitors the performance of these operational activities by reviewing management reports prepared by the responsible business manager on a periodic basis. Also, the Committee monitors the effectiveness of operational controls through the reporting of critical operational losses, events, operational risk metrics, and a quarterly certification of operational and internal controls over financial reporting.
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

Credit Risk
We define credit risk as the risk to our earnings or capital due to an obligor’s failure to meet the terms of any contract with us, or to otherwise perform as agreed. We are exposed to credit risk principally through:

•	Member credit products, such as advances, letters of credit, and other extensions of credit to borrowers;

•	MPF Loans and related exposures;

•	investment securities;

•	securities purchased under agreements to resell;

•	unsecured short-term investments; and

•	derivatives.

Managing Our Credit Risk Exposure Related to Member Credit Products

Our member credit products credit risk exposure includes our secured credit extensions, such as advances, letters of credit, and related extensions of credit to members. See Note 17 - Commitments and Contingencies to the financial statements for further details on letters of credit. We lend to our members in accordance with federal statutes and FHFA regulations. We manage our credit exposure to our member credit products using a risk-based integrated approach as discussed below. We utilize conservative collateral/lending policies to limit risk of loss while balancing members' needs for a reliable source of funding.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Establishing Credit Limits - Under our credit policy, a member’s initial credit limit is set at 35% of their total assets (with the exception of non-depositories), subject to modifications up or down based primarily on the following factors:

•
The collateral value of eligible collateral a member has pledged. Collateral value represents the borrowing capacity assigned to the types of collateral we accept for member credit products. Collateral value does not imply fair value.

•
A member’s risk rating, which is determined by assessing their creditworthiness and financial condition utilizing financial information available to us, including the quarterly financial statement reports members file with their regulators. Additionally, we conduct an ongoing review of each borrower's financial condition.

•	For increases to the initial credit limit, approval by the Credit and Collateral Committee or our CEO.

Member Credit Outstanding - We track total credit risk with our members. The total credit risk concentrated with members with 10% or more of our total member credit outstanding is as follows:

As of December 31, 2015	Total Member Credit Outstanding	% of Total
One Mortgage Partners Corp. [a]	$14,666	34%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Member Credit Risk Ratings - Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. We utilize our credit risk rating system to assign each member a credit risk rating from one (lowest credit risk) to five (highest credit risk). Our credit risk rating represents our assessment of the risk of member insolvency rather than the risk of credit loss on the member's credit outstanding with us.  We utilize the credit risk rating of a member to manage our credit risk through collateral controls, and as a result, we have never suffered a credit loss on a member credit product. Credit risk mitigation actions may be applied to members perceived to pose increased risk, including within the credit risk ratings of four and five. Specifically, these members may be:

•	required to maintain higher amounts of collateral;

•	required to deliver loan collateral to us or a third party custodian on our behalf;

•	restricted from obtaining certain member credit products; and

•	faced with more stringent collateral reporting requirements.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $36.6 billion were advances (par value) and $6.7 billion were letters of credit at December 31, 2015, compared to $32.5 billion and $3.6 billion at December 31, 2014.

	December 31, 2015					December 31, 2014
Rating	Number of Members	% of Total	Credit Outstanding	% of Total	Collateral Value	Number of Members	% of Total	Credit Outstanding	% of Total	Collateral Value
1-3	482	94%	$43,090	100%	$90,366	481	92%	$35,651	98%	$76,797
4	12	2%	158	—%	318	15	3%	183	1%	331
5	20	4%	145	—%	353	25	5%	240	1%	388
Total	514	100%	$43,393	100%	$91,037	521	100%	$36,074	100%	$77,516

The significant increases in collateral values are due to the updated loan margins we made available to the members effective June 25, 2015, large collateral pledges from two of our biggest members and also a change in the qualified collateral report process that made pledging easier to conduct, as well as members pledging additional collateral in connection with increases in their credit outstanding. The majority of members assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of members assigned a 5 rating were required to deliver collateral to us or a third-party custodian on our behalf.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Nature and Amount of Collateral Pledged - Collateral arrangements may vary by type of member (e.g., depository versus non-depository institutions), lien structure, member credit quality, collateral availability, collateral type, results of periodic on-site reviews of collateral, and overall member credit exposure. We comply with the FHLB Act, which requires us to obtain sufficient collateral to fully secure member credit products. Eligible collateral includes whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies; MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae; FHLB consolidated obligations; cash or deposits; and other real estate related collateral (includes home equity loans and lines of credit and commercial real estate) we deem to be acceptable, provided that collateral has a readily ascertainable value and we can perfect a security interest in the assets. We also accept pledges of secured small business, small farm, or small agri-business loans from community financial institutions (CFIs), which is permitted under their expanded statutory collateral provisions.

In certain circumstances, for example when a member terminates membership due to a merger and the acquiring entity is a member of another FHLB; the other FHLB may agree to manage the former member's collateral covering advances and any other amounts still outstanding to us. The other FHLB will usually subordinate to us either all collateral it receives from the member or certain categories of collateral. Likewise, if one of our members were to acquire the member of another FHLB, we may agree to manage the collateral for the other FHLB.

Our Advances, Collateral Pledge and Security Agreement requires that a member provide collateral value equal to its credit outstanding (unless we specifically require more for a particular member). The estimated collateral value required to secure each member's credit products is calculated for securities and loans as shown below. It should be noted that the applicable percentage margin utilized in the calculation for securities or loans vary based on the type of collateral being pledged, as well as factors (that vary whether the collateral is a security or loan) including model risk, broker fees, market volatility and liquidity, the type of collateral reporting, the member's risk rating, and whether the member is a depository or non-depository.

•	For securities, we multiply the applicable percentage margin by the market value of each security; and

•	For loans, we multiply the applicable percentage margin by the unpaid principal balance of pledged loans and by the applicable ineligibility discount factor (if any).

Controls over Pledged Collateral - We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member's credit condition deteriorates).

We are required to obtain and maintain a security interest in pledged collateral at any time credit is outstanding. The FHLB Act affords any security interest granted to us by any of our members, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only two exceptions are claims and rights that would be entitled to priority under otherwise applicable law or are held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests. We perfect the security interests granted to us by members and affiliates by taking possession of securities collateral and by filing UCC-1 financing statements on all other collateral. We generally require members to pledge collateral under a blanket lien under which our security interest in collateral is automatically released when such collateral is not necessary to secure a member's outstanding credit obligations and the member has sold or otherwise transferred its interest in the collateral. Under the security agreement with our members, we have the right to protect our security position with respect to a Credit Product, including requiring the pledging of additional collateral, whether or not such additional collateral was required to originate or renew a Credit Product. As a result, we may require the delivery of additional or substitute collateral from any member at any time while the Credit Product is outstanding, including delivery of collateral that would not be eligible to pledge for a new Credit Product. As additional security for a member's indebtedness, we have a lien on their capital stock in us.

The method by which a member reports collateral is dependent upon the collateral status to which it is assigned, as well as the type of collateral being pledged. In order for a member to have borrowing capacity with us, the member must report its eligible collateral using one of the following methods. Under blanket reporting, a member that has granted us a blanket lien on certain categories of collateral may report the collateral types on a qualified collateral report. For members that list collateral, either by choice or as directed by us, the member must submit a listing of its collateral which includes loan-level detail of the collateral. For members or a class of collateral on delivery status, the member must deliver the collateral to us or an approved custodian for our benefit. Members must report their collateral at least quarterly.

We also conduct periodic on-site loan collateral reviews to confirm the collateral meets our eligibility requirements. On-site collateral verifications are performed on a schedule that varies based upon our assessment of the credit risk of the member, the size of the member's credit exposure, the types of collateral pledged, and the amount of collateral coverage.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

We have not recorded any allowance for credit losses for our on-balance sheet member credit products nor any liabilities for our off-balance sheet member credit products in the periods presented based on the following factors:

•	Our credit outstanding is sufficiently well collateralized as a result of the collateral and credit risk mitigation efforts described above;

•	Our credit analyses of our members;

•	The repayment history on member credit products; and

•	No member credit products that were past due, on nonaccrual status, involved in a troubled debt restructuring, or otherwise considered impaired.

MPF Loans and Related Exposures

For a description of the MPF Program see Mortgage Partnership Finance Program on page 7.

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, Recoverable CE Fees, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. The portion of our MPF Loan unpaid principal balances exposed to credit losses was $3.6 billion at December 31, 2015, and $4.6 billion at December 31, 2014. Our actual credit exposure is less than these amounts because the borrower's equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan held in portfolio balance, has not been considered.

Our MPF Loans held in portfolio includes conventional mortgage loans that may be viewed as having greater credit risk because the borrowers have weaker credit histories. The current MPF Program eligibility criteria for conforming conventional MPF Loans excludes loans to borrowers with a FICO score less than 620. Historically, we accepted MPF Loans from borrowers with FICO scores below 620 provided they met the underwriting standards set forth in the MPF Guides, which require compliance with applicable laws and regulations, including the Interagency Guidance on Nontraditional Mortgage Product Risks (issued October 4, 2006) and the Statement on Subprime Mortgage Lending (issued on July 10, 2007) issued by the Office of the Comptroller of the Currency, Office of the Thrift Supervision, Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation, and the National Credit Union Administration. MPF Loans to borrowers with no FICO scores are also eligible for delivery under the MPF Program provided that acceptable alternate documentation of credit history is provided. We do not classify these MPF Loans internally as “subprime” because they are not higher-priced mortgage loans. Mortgages that meet the MPF Program's definition of higher-priced mortgage loans are not eligible for delivery under the MPF Program. MPF Loans with borrowers having no FICO scores or with FICO scores less than 660 represent a relatively small portion of our total conventional MPF Loan portfolio.

For MPF Loans, the MPF Program allows for varying levels of documentation with respect to borrower income, and the level of documentation is considered when determining the amount of credit enhancement required for each Master Commitment under the NRSRO model we utilize to set the CE Amount. To date, we have not experienced material differences in loss or delinquency rates based on documentation levels of our conventional MPF Loans held in portfolio.

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

Setting Credit Enhancement Levels - The PFI's CE Amount is calculated using an NRSRO model to equal the difference between the amounts of credit enhancement needed for the Master Commitment to have an estimated rating equivalent to an AA rated mortgage-backed security and our initial FLA exposure (which starts at zero for the MPF Original product and grows over time). Quarterly, we recalculate an estimated credit rating of each Master Commitment with estimated ratings lower than AA ratings in conjunction with our risk based capital calculation. See Liquidity, Funding, and Capital Resources on page 48 for further details.

The CE Amounts and the FLA for certain conventional MPF Products held in our portfolio may be periodically reset lower for each Master Commitment after a required period of seasoning because the amount of credit enhancement necessary to maintain our risk of credit losses equivalent to the credit losses of an investor in an AA rated mortgage-backed security is usually reduced over time.

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the Master Commitment and having a deductible initially equal to the FLA. As of December 31, 2015, and 2014, the outstanding balances of MPF Loans under the MPF Plus product with SMI coverage were $1.4 billion and $1.9 billion and the amounts of SMI coverage provided

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

against losses were $41 million and $48 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure. In addition, certain SMI providers fell below the minimum AA rating required and instead of replacing the SMI provider or indemnifying us for any losses, most PFIs elected to forfeit future performance CE fees. Credit losses associated with Master Commitments where the SMI coverage has been discontinued are incorporated into the allowance for credit losses calculation. Such credit losses are immaterial.

The following table shows the status of our credit enhancement structure on conventional MPF Loans held in portfolio. Unpaid principal balances in this table include REO, as losses in REO impact, and are impacted by, the credit enhancement structure of a Master Commitment. As defined, the CE Amount includes SMI on the MPF Plus product. Government Loans are excluded from the table as they are not directly credit enhanced by the PFI.

	As of December 31, 2015
MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	CE Amount
100	$404	3.92%	4.09%	4.17%
125 (and its variation, 35)	204	5.34%	2.70%	3.21%
Plus	2,393	5.71%	3.73%	1.81%
Original	608	3.14%	1.78%	8.92%

[a]	For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance-based CE Fees from PFIs.

Concentration Risks - In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks that could negatively impact this portfolio.

Geographic Concentration - While we have MPF Loans throughout the United States, our largest concentrations of conventional MPF Loans held in portfolio were secured by properties located in the five states shown in the following table. Amounts shown are based on outstanding par value. An overall decline in the economy, residential real estate market, or the occurrence of a natural disaster could adversely affect the value of the mortgaged properties in these states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans, which could negatively affect our business, results of operations, and financial condition.

As of December 31, 2015	Par Value	%
Wisconsin	$636	18%
Illinois	459	13%
California	391	11%
Texas	206	6%
Florida	162	5%
All other states	1,714	47%
Total unpaid principal balance of conventional MPF Loans	$3,568	100%

For further discussion of how concentration risks may affect us, see Risk Factors on page 19.

Mortgage Repurchase Risk - We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third-party investors under the MPF Direct Product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the ineligible MPF Loan or provide an indemnity. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or indemnify us for related losses. Under the MPF Direct product, if a PFI is insolvent, our repurchase liability is limited to a PFI’s failure to deliver the required loan documentation and excludes repurchases for breaches of loan level representations and warranties. In addition, if we purchased the ineligible MPF Loan from a PFI of another MPF Bank, the MPF Bank will indemnify us for any losses we may incur.

Our mortgage repurchase liability is an estimate of our losses associated with all mortgage loans previously sold in connection with the MPF Xtra, MPF Direct, and MPF Government MBS products for which a breach of representation or warranty has occurred, regardless of when those losses occur or how they are ultimately resolved (e.g., repurchase, indemnification payment). We consider factors based predominantly on our historical repurchase experience to estimate our mortgage repurchase liability. We only include mortgage loans for which we deem it probable that we will be required to either repurchase the mortgage loan or

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

indemnify the applicable third party for a loss on the mortgage loan. This assessment is primarily made during our quality control review process, which is further discussed in Quality Assurance Process on page 11. Our estimate incorporates:

•	Applicable third party behavior;

•	Potential defects or breaches with the mortgage loans;

•	Whether the mortgage loans are performing or nonperforming;

•	Our potential ability to cure the defects identified;

•	The estimated loss severity upon repurchase of the loan or collateral, and any make-whole settlement or indemnification agreement with the applicable third party.

The pooling and securitization of MPF Government MBS loans commenced during the three months ended September 30, 2015. The methodology to estimate the associated mortgage repurchase liability also considers potential repurchases based on delinquency activity or lack of final loan certifications within issued pools. We are expected to maintain delinquency rates on outstanding issuances below key thresholds and fulfill operational requirements published by Ginnie Mae.

Based on the above factors:

•
We recognized a mortgage repurchase liability of less than $1 million as of December 31, 2015, on the MPF Xtra loans. We also recognized an offsetting receivable due from our PFIs, since we deem it probable that we will recover any losses from third parties (i.e., PFIs).

•
We did not estimate any mortgage repurchase liability with respect to MPF Direct loans due to the pre-purchase due diligence performed by the investor of all MPF Loans purchased under the MPF Direct product.

•
We did not estimate any mortgage repurchase liability with respect to MPF Government MBS loans due to the minimal volume of MPF Loans securitized in Ginnie Mae MBS as of December 31, 2015, and the fact that none of the related MPF Loans are currently 90 or more days delinquent.

•	We did not recognize a loss in our statements of income related to our repurchase or indemnification risk.

•
We believe the estimate of reasonably possible losses is zero as of the end of this reporting period. This is because we believe it is probable that we would recover such reasonably possible losses from third parties.

We have repurchased $18 million of unpaid principal balances related to mortgage loans sold as part of our off balance sheet MPF Loan products for the year ending December 31, 2015, compared to $33 million for the year ended December 31, 2014, and $22 million in 2013. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs we incurred no material losses on these loans.

We have $38 million as of December 31, 2015, of unpaid principal with respect to MPF Xtra loans that represent unresolved claims with Fannie Mae, in which a repurchase demand may occur compared to $62 million at December 31, 2014; see Note 17 - Commitments and Contingencies to the financial statements.

Additionally, PFIs are required to repurchase ineligible MPF Loans held in our portfolio unless we either require the PFI to indemnify us or decide to continue to hold such loans in our portfolio.  The PFI repurchase requirement is a factor in determining our allowance for credit losses.  If a PFI is unable to repurchase ineligible MPF Loans or indemnify us, we would incur a loss to the extent a credit loss is not expected to be recovered from collateral provided by the PFI or, alternatively, from the FDIC.  In this regard, we have not recorded an allowance for credit losses related to MPF Loans held in our portfolio, as we do not expect to incur any losses after factoring in our recovery claims from PFIs.

We record allowances for credit losses for MPF Loans held in portfolio consistent with portfolio and market trends as shown in the table below. Specifically, we utilize delinquency rates, loss severities, and prepayment speeds consistent with the percentages of delinquent, nonaccrual, and impaired MPF Loans to total conventional MPF Loans. Our allowance for credit losses declined in 2015 compared to 2014 primarily as a result of change in guidance related to the timing of charge-offs as a result of FHFA Advisory Bulletin AB 2012-02. Refer to Note 2 - Summary of Significant Accounting Policies to the financial statements for further details. Additionally, refer to Note 8 - Allowance for Credit Losses to the financial statements for further details on our allowance for credit losses.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the five year trend in our MPF Loans held in portfolio.

	2015	2014	2013	2012	2011
Recorded investment as of December 31,
MPF Loans past due 90 days or more and still accruing interest [a]	$25	$69	$178	$275	$376
Nonaccrual MPF Loans including nonperforming troubled debt restructurings (TDR)	107	163	221	234	211
TDRs - performing	47	48	16	14	6
Total	$179	$280	$415	$523	$593

Allowance for credit losses for the years ended December 31,
Balance, beginning of period	$15	$29	$42	$45	$33
Losses charged to the allowance [b]	(17)	(7)	(11)	(12)	(7)
Provision for (reversal of) credit losses	5	(7)	(2)	9	19
Balance, end of period	$3	$15	$29	$42	$45
Gross interest original terms nonaccrual loans/nonperforming TDRs	$7	$9	$11	$10	$7
Interest recognized nonaccrual loans/nonperforming TDRs	2	2	1	8	6

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

Investment Securities

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

Investment Securities by Rating

The carrying amounts of our investments are presented in the following table by the long term NRSRO credit rating of the counterparty.

	AAA	AA	A	BBB	Below Investment Grade	Unrated	Carrying Amount
December 31, 2015
Investment securities-
U.S. Government & other governmental related	$—	$3,462	$—	$—	$—	$—	$3,462
State or local housing agency	—	34	—	—	—	—	34
FFELP ABS	15	5,284	—	—	—	—	5,299
MBS:
GSE residential	—	12,011	—	—	—	—	12,011
Government-guaranteed residential	—	2,839	—	—	—	—	2,839
Private-label MBS residential	—	—	49	12	880	11	952
Total investment securities	15	23,630	49	12	880	11	24,597
Interest bearing deposits	—	—	650	—	—	—	650
Federal Funds sold	—	300	1,400	—	—	2	1,702
Securities purchased under agreements to resell	—	1,000	375	—	—	—	1,375
Total carrying amount of investments	$15	$24,930	$2,474	$12	$880	$13	$28,324

December 31, 2014
Investment securities-
U.S. Government & other governmental related	$—	$2,832	$—	$—	$—	$—	$2,832
State or local housing agency	—	21	—	—	—	—	21
FFELP ABS	12	6,209	—	—	—	—	6,221
MBS:
GSE residential	—	13,585	—	—	—	—	13,585
Government-guaranteed residential	—	3,476	—	—	—	—	3,476
Private-label MBS residential	—	1	58	23	1,030	13	1,125
Total investment securities	12	26,124	58	23	1,030	13	27,260
Interest bearing deposits	—	—	560	—	—	—	560
Federal Funds sold	—	500	1,000	—	—	25	1,525
Securities purchased under agreements to resell	—	2,250	1,150	—	—	—	3,400
Total carrying amount of investments	$12	$28,874	$2,768	$23	$1,030	$38	$32,745

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Investment Securities Issuer Concentration

The following table summarizes our investment securities by issuer with a carrying amount exceeding 10% of our stockholders' equity:

December 31, 2015	Carrying Amount	Fair Market Value
Fannie Mae	$9,720	$9,822
Freddie Mac	2,291	2,323
Ginnie Mae	2,691	2,706
SBA	2,278	2,341
US Treasuries	1,108	1,108
SLM Student Loan Trust SLMA 2009-1 A	1,417	1,417
SLCLT 2009-1 Student Loan ABS	1,109	1,109
SLM Student Loan Trust SLMA 2009-2 A	1,184	1,184
SLC 2009-3 Student Loan ABS	780	780
SLM Student Loan Trust SLMA 2009-1 A1	732	732

All Others	1,287	1,621
Total Investment securities	$24,597	$25,143
Categorized as:
Trading securities	$1,160	$1,160
Available-for-sale securities	17,470	17,470
Held-to-maturity securities	5,967	6,513

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Aging and Carrying Amount

The following table presents the aging of our investments for the current year, as well as the carrying amounts for the previous two years. It also discloses the yields by aging categories for the current year.

	2015					2014	2013
As of December 31,	Due in one year or less	Due one through five years	Due five through ten years	Due after ten years	Carrying Amount	Carrying Amount	Carrying Amount
Trading securities-
U.S. Government & other governmental related	$1,108	$—	$—	$—	$1,108	$102	$1,823
MBS:
GSE residential	—	1	—	49	50	63	74
Government guaranteed residential	—	—	1	1	2	2	2
Trading securities	1,108	1	1	50	1,160	167	1,899
Yield on trading securities	0.77%	5.05%	2.07%	4.41%	0.93%	2.80%	0.98%

AFS securities-
U.S. Government & other governmental related	—	75	19	328	422	508	588
State or local housing agency	—	4	7	7	18	3
FFELP ABS	—	7	8	5,284	5,299	6,221	6,803
MBS:
GSE residential	169	9,509	6	114	9,798	10,827	11,382
Government-guaranteed residential	—	—	—	1,868	1,868	2,345	2,691
Private-label residential	—	—	—	65	65	71	72
AFS securities	169	9,595	40	7,666	17,470	19,975	21,536
Yield on AFS securities	4.15%	4.42%	3.48%	3.79%	4.14%	4.20%	4.47%

HTM securities-
U.S. Government & other governmental related	698	189	208	837	1,932	2,222	2,259
State or local housing agency obligations	—	10	5	1	16	18	22
MBS:
GSE residential	—	1,148	138	877	2,163	2,695	3,193
Government-guaranteed residential	—	148	2	819	969	1,129	1,248
Private-label residential	—	—	—	887	887	1,054	1,195
HTM securities	698	1,495	353	3,421	5,967	7,118	7,917
Yield on HTM securities	0.81%	3.25%	4.36%	3.40%	3.12%	3.15%	3.48%

Total investment securities	1,975	11,091	394	11,137	24,597	27,260	31,352
Interest bearing deposits	650	—	—	—	650	560	—
Federal Funds sold	1,702	—	—	—	1,702	1,525	500
Securities purchased under agreements to resell	1,375	—	—	—	1,375	3,400	4,550
Total investments	$5,702	$11,091	$394	$11,137	$28,324	$32,745	$36,402

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Mortgage Backed Securities

The following table presents the unpaid principal balance and credit ratings of our private-label residential MBS by Prime, Alt-A, and Subprime as designated at time of issuance. Except for an immaterial amount of fixed rate, these MBS are all variable rate securities.

At December 31, 2015, 37% of the total mortgage properties collateralizing our private-label MBS were located in California, which was the only state with a concentration exceeding 10% of this portfolio.

As of December 31, 2015	Total	Prime	Alt-A	Subprime
Unpaid Principal Balance (UPB) by credit rating -
A	$48	$41	$—	$7
BBB	13	3	1	9
Below investment grade	1,502	857	85	560
Unrated	13	12	—	1
Total unpaid principal balance	1,576	913	86	577
Amortized cost	1,165	742	61	362
Gross unrealized losses (incl. non-credit OTTI)	(218)	(161)	—	(57)
Gross unrealized gains	339	204	4	131
Fair value	$1,286	$785	$65	$436
For the year ended December 31, 2015
Weighted average percentage fair value to unpaid principal balance	82%	86%	76%	76%
Original weighted average credit support	15.9%	11.3%	17.6%	22.8%
Current weighted average credit support	7.3%	0.6%	0.6%	19.0%
Weighted average collateral delinquency	19.0%	12.8%	23.0%	28.3%

Securities Purchased Under Agreements to Resell

We invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  Securities purchased under agreements to resell are secured by collateral of marketable securities held by a third-party custodian. If the fair value of the accepted collateral decreases below the fair value amount required as collateral, our counterparty is required to provide an equivalent amount of additional securities as collateral to make up the shortfall. If the credit markets experience disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. If the collateral's fair value amount has decreased below the resale agreement's carrying amount, we may suffer a credit loss.

The credit ratings of securities purchased under agreement to resell are disclosed along with investment securities and unsecured short-term investments, in the Investment Securities by Rating table on page 69.

Unsecured Short-Term Investments

We invest in unsecured short-term investments in order to ensure the availability of funds to meet members' credit and liquidity needs. We have credit risk exposure from our unsecured short-term investment portfolio, which may consist of commercial paper, certificates of deposit, and Federal Funds sold. We have established the following policies and procedures to limit and monitor our unsecured credit risk exposure.

•	Eligible counterparties for short-term investments are:

•	other FHLBs;

•	other U.S. GSEs; and

•	FDIC-insured financial institutions, including U.S. subsidiaries of foreign commercial banks, or U.S. branches

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

of foreign commercial banks whose most recently published financial statements exhibit at least $250 million of Tier 1 (or total) capital. Foreign banks must be domiciled in a country whose sovereign rating is at least Aa3 from Moody's or AA- from Standard & Poor's.

•
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

•	Unsecured credit investments may have maturities up to nine months.

•
We actively monitor our credit risk exposure and the credit quality of each counterparty, including an assessment of each counterparty's financial performance, capital adequacy, sovereign support (if applicable) and the current market perceptions of the counterparty. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result of this monitoring activity, we may limit or terminate existing unsecured credit exposure limits.

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

December 31, 2015	AA	A rated	Unrated	Total
Domestic U.S.
Interest bearing deposits	$—	$650	$—	$650
Federal Funds sold	—	—	2	2
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	300	—	—	300
Canada	—	350	—	350
Netherlands	—	700	—	700
Norway	—	350	—	350
Total unsecured credit exposure	$300	$2,050	$2	$2,352

All $2.352 billion of the unsecured credit exposure shown in the above table represent overnight investments, of which $658 million were with members and their affiliates. Any amounts related to members over a 10% concentration are included in the amounts in the Member Credit Outstanding table on page 63.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Managing Our Credit Risk Exposure Related to Derivative Agreements

Refer to Note 9 - Derivatives and Hedging Activities to the financial statements for a discussion of how we manage our credit risk exposure related to derivative agreements.

The following table presents our derivative positions only where we have a net credit exposure to a counterparty. The rating used was the lowest rating among the three largest NRSROs. Non-cash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the DCOs for cleared derivatives and is included in our derivative positions with credit exposure.

	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged	Non-cash Collateral Pledged	Net Credit Exposure to Counterparties
As of December 31, 2015
Non-member counterparties -
Liability positions with credit exposure -
Bilateral derivatives -
AA rated	(14)	14	—	—	[a]
A rated	(4)	4	—	—	[a]
Cleared derivatives	(147)	136	62	51
Non-member counterparties	(165)	154	62	51
Member institutions	1	—	—	1
Total	$(164)	$154	$62	$52
As of December 31, 2014
Non-member counterparties -
Asset positions with credit exposure -
Bilateral derivatives -
A rated	7	(6)	—	1
Liability positions with credit exposure -
Bilateral derivatives -
A rated	(16)	16	—	—	[a]
Cleared derivatives	(166)	168	71	73
Total non-member counterparties	(175)	178	71	74
Member institutions	3	—	—	3
Total	$(172)	$178	$71	$77

[a]	Less than $1 million.

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

We enter into offsetting delivery commitments under the MPF Xtra and MPF Direct products, where we agree to buy loans from PFIs and simultaneously re-sell them to third party investors. Accordingly, we are not exposed to market risk with respect to these delivery commitments.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table outlines our hedge activity by hedged item or economic risk exposure, hedging instrument, hedge type and notional amount by hedging activity.

As of December 31,			Notional Amount
Hedge Type	Hedged Item/ Economic Risk Exposure [a]	Hedging Instrument	2015	2014
Cash flow	Discount Notes	Receive-floating, pay fixed interest rate swap	$5,968	$6,463
Fair value	Investment Securities	Receive floating, pay fixed interest rate swap	3,717	3,969
Fair value	Advances	Receive-floating, pay fixed interest rate swap (without options)	3,502	2,811
Fair value	Advances	Receive-floating, pay fixed interest rate swap (with options)	981	1,006
Fair value	Consolidated Obligation Bonds (fixed-rate without options)	Receive-fixed, pay floating interest rate swap (without options)	2,858	1,168
Fair value	Consolidated Obligation Bonds (fixed-rate with options)	Receive fixed, pay floating interest rate swap (with options)	8,065	15,473
Fair value	Consolidated Obligation Bonds	Other	50	50
Economic	Advances	Pay fixed, receive floating swap	521	85
Economic	Advances	Interest rate swaps or swaptions	405	495
Economic	Advances	Interest rate cap	6	39
Economic	Duration, convexity and prepayment risk of MPF Loans and other balance sheet residual risk	A combination of swaps, swaptions, caps, floors and futures	16,659	16,712
Economic	MPF delivery commitments	Forward settlements and to-be-announced (TBA) forward contracts	121	3
Economic	Fair value risk exposure related to Discount Notes	Receive-fixed, pay floating interest rate swap	11,508	1,799
Economic	Fair value risk exposure related to Consolidated Obligation Bonds in which the fair value option was elected.	Receive-fixed, pay floating interest rate swap (without options)	518	25
Economic	Consolidated Obligation Bonds (fixed-rate with options)	Receive fixed, pay floating interest rate swap (with options)	460	2,975
Economic	The risks arising from changing market prices and volatility of investment securities	Receive floating, pay fixed interest rate swap	1,105	—
Economic	To offset interest rate swaps executed with members by executing interest rate swaps with derivative counterparties	Receive floating interest rate swap, pay-fixed	84	43
N/A	Protects against fair value risk associated with fixed rate mortgage purchase commitments	Mortgage delivery commitment	479	284
	Total		$57,007	$53,400

[a]	Hedged item only applies to hedges that qualify for hedge accounting. Economic risk exposure applies economic hedges that are accounted for at fair value.

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

The following table summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of December 31, 2015
Advances	$(3)	$—	$—	$(10)	$—
MPF Loans	(1)	(2)	(2)	(2)	1
Mortgage Backed Securities	(4)	(1)	(1)	(5)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	6	5	—	6	—
Derivatives	3	(3)	—	—	—
Total	$—	$(1)	$(3)	n/m	$1

As of December 31, 2014
Advances	$(3)	$—	$—	$(11)	$—
MPF Loans	(1)	(3)	(3)	(2)	1
Mortgage Backed Securities	(6)	(1)	(1)	(7)	—
Other interest earning assets	(1)	—	—	(4)	—
Interest-bearing liabilities	10	12	—	9	—
Derivatives	2	(9)	—	—	—
Total	$1	$(1)	$(4)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of December 31, 2015, our sensitivity to changes in implied volatility was -$1 million. At December 31, 2014, our sensitivity to changes in implied volatility was -$1 million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of December 31, 2015			As of December 31, 2014
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
2.8	0.6	0.7	3.2	-0.3	0.2

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of December 31, 2015, our duration gap was 0.5 months, compared to -0.2 months as of December 31, 2014.

As of December 31, 2015, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $351 million, and our market value of equity to book value of equity ratio was 108%. At December 31, 2014, our fair value surplus was $618 million and our market value of equity to book value of equity ratio was 114%. The decline in market value to book value ratio was driven partly by the increase in our capital and the gradual pay down of assets at a fair value premium to book value that are replaced by assets at par and partly by spread widening for FFELP and multi-family housing MBS. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 13 - Capital to the financial statements.
Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Market Risk Policy, which defines our interest rate risk limits. The following table reflects the change in market risk limits under the Market Risk Policy.

	December 31, 2015		December 31, 2014
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$123.0	$(370.0)	$118.6	$(185.0)
-100 bp	65.2	(155.0)	28.5	(77.5)
-50 bp	21.8	(60.0)	(0.6)	(30.0)
-25 bp	7.5	(30.0)	(2.4)	(15.0)
+25 bp	(6.4)	(30.0)	4.1	(30.0)
+50 bp	(13.9)	(60.0)	9.2	(60.0)
+100 bp	(31.3)	(155.0)	12.9	(155.0)
+200 bp	(62.8)	(370.0)	7.0	(370.0)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 8.	Financial Statements and Supplementary Data.

Our Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1.

Supplementary Data - Selected Quarterly Financial Data (Quarter amounts are unaudited)

	Year	4th	3rd	2nd	1st
2015
Interest income	$1,252	$318	$304	$309	$321
Interest expense	744	183	182	188	191
Provision for credit losses	5	—	1	4	—
Net interest income after provision for (reversal of) credit losses	503	135	121	117	130
Non-interest gain (loss)	23	10	(6)	24	(5)
Non-interest expense	138	37	35	33	33
AHP assessment	39	11	8	11	9
Net income	$349	$97	$72	$97	$83

2014
Interest income	$1,362	$329	$333	$345	$355
Interest expense	841	192	195	226	228
Provision for credit losses	(7)	1	(2)	(3)	(3)
Net interest income after provision for (reversal of) credit losses	528	136	140	122	130
Non-interest gain (loss)	32	18	11	13	(10)
Non-interest expense	124	35	28	31	30
AHP assessment	44	12	13	10	9
Net income	$392	$107	$110	$94	$81

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management uses as guidance the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” and other authoritative guidance on governance and internal control. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management also relies on the operation of the FHFA's joint and several liability regulation that requires each FHLB to file with the FHFA a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next quarter. In addition, if an FHLB cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the FHFA. Under the FHLB Act and related regulation, the FHFA may order any FHLB to make principal and interest payments on any consolidated obligations of any other FHLB, or allocate the outstanding liability of an FHLB among all remaining FHLBs on a pro rata basis in proportion to each FHLB's participation in all consolidated obligations outstanding or on any other basis.

Based on these factors, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of December 31, 2015, and as a result, we did not accrue a liability. For additional information, see Note 10 - Consolidated Obligations and Note 17 - Commitments and Contingencies to the financial statements.

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

These criteria are the only permissible eligibility criteria that member directors must meet. The FHLBs are not permitted to establish additional eligibility criteria for member directors or nominees. For member directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLB stockholders may nominate and elect member directors. FHLB Boards are not permitted to nominate or elect member directors, although they may appoint a director to fill a vacant directorship in advance of the next annual election. Specifically, institutions which are members required to hold capital stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process. With respect to member directors, under FHFA regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. Because of the structure of FHLB member director nominations and elections, we do not know what factors our member institutions consider in selecting member director nominees or electing member directors. One of our current member directors, Michelle L. Gross, was appointed by our Board in October 2015 to fill the remainder of a vacant Illinois member directorship. Ms. Gross was nominated and appointed to fill the vacancy based on satisfaction of the requirements for the member directorship, her extensive experience in the Illinois Banking industry and information systems and her position as Executive Vice President/Chief Operating Officer and Information Systems Officer of one of our Illinois members.

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

All of our current independent directors were elected by our members, except for Director Charles D. Young, who was appointed by our Board in August 2015 to fill a vacancy that resulted from the prior resignation of an independent director.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

2015 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2015 was the election of certain member and independent directors, which occurred in the fourth quarter of 2015 as described above. We conducted this election to fill two open member directorships and two open independent directorship for 2016 designated by the FHFA. In 2015, the nomination and election of member directors was conducted by mail. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 17, 2015, as amended by an 8-K/A filed on December 15, 2015.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 29, 2016.

Name	Age	Director Since	Expiration of Term as of December 31,

William W. Sennholz, Chairman [b]	50	2008	2018
Michael G. Steelman, Vice Chairman [a]	65	2011	2018
James T. Ashworth [a]	64	2013	2016
Owen E. Beacom [a]	57	2012	2019
Edward P. Brady [d]	52	2009	2019
Mary J. Cahillane [d]	64	2011	2016
Mark J. Eppli [d]	54	2012	2017
Michelle L. Gross [a]	46	2015	2016
Thomas L. Herlache [b]	73	2005	2016
E. David Locke [b]	67	2007	2017
Phyllis Lockett [d]	51	2015	2019
David R. Pirsein [a]	63	2015	2018
John K. Reinke [b]	64	2012	2019
Leo J. Ries [c]	62	2009	2018
Steven F. Rosenbaum [a]	59	2007	2017
Gregory A. White [c]	52	2009	2017
Charles D. Young	48	2015	2016

[a]	Illinois member director.

[b]	Wisconsin member director.

[c]	Public interest director.

[d]	Independent director.

James T. Ashworth joined CNB Bank & Trust, N.A. in 1978 and has served in many capacities, including as Vice Chairman since 1989 and as President and CEO from 1989 to 1997, as well as serving as Vice Chairman and President and CEO of its holding company, CNB Bank Shares, Inc. since 1989. Mr. Ashworth served as Chairman of the Community Bankers Association of Illinois and as an elected director of the Independent Community Bankers of America, on the state association's Legislative Committee and the national association's Regulation Review Committee; he was named CBAI's "Outstanding Member" in 1995.  He also has previously served on the Illinois State Treasurer's Community Bank Advisory Council and as an appointed delegate to the White House Conference on Small Business. Mr. Ashworth earned a Bachelor of Science degree from the University of Miami, and is a graduate of the Graduate School of Banking in Madison, Wisconsin, as well as its post-graduate program. Mr. Ashworth has also served on numerous local Boards, including the community hospital, chamber of commerce, Economic Development Corporation, and Community Foundation.

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

Mr. Beacom serves on the following Board committees of the Bank: Human Resources & Compensation and Operations & Technology.

Edward P. Brady has served as president/owner of Brady Homes and Brady Group in Bloomington, Illinois, since 1988.  He serves on the Executive Committee and Board of Directors for the National Association of Home Builders and the Home Builders Association of Illinois. Mr. Brady is a former director of Freestar Bank, served as Chairman of the Brady for Illinois 2010 campaign, and has previously served on the Board of Habitat for Humanity for Illinois, the Illinois Chamber of Commerce, the Board of Economic Development Council for McLean County, and other community organizations. Mr. Brady currently serves as first vice chairman of the National Association of Home Builders. The Board nominated Mr. Brady to serve as an independent director based on his knowledge of and experience in organizational management and project development, as indicated by his background.

Mr. Brady serves on the following Board committees of the Bank: Affordable Housing, Executive & Governance (Alternate) and Public Policy (Chairman).

Mary J. Cahillane was Chief Financial Officer and Chief Investment Officer of the Spencer Foundation since 2003. She retired in May 2015. She previously worked for Bank of America from 1994 to 2003, Continental Bank from 1981 to 1985 and again from 1989 to 1994 and Texas Commerce Bank from 1985 to 1989. Ms. Cahillane also currently serves on the Boards of Forsythe Technology, Inc., IES Abroad, St. John Berchmans School, Children's First Fund, and PEAK (Partnership to Educate and Advance Kids). Ms. Cahillane previously served on the Boards of ShoreBank Corporation and ShoreBank. The Board nominated Ms. Cahillane to serve as an independent director based on her knowledge of and experience in financial management and risk management practices, as indicated by her background.

Ms. Cahillane serves on the following Board committees of the Bank: Audit, Executive & Governance and Risk Management (Chairman).

Mark J. Eppli is Robert B. Bell, Sr. Chair in Real Estate at Marquette University in Milwaukee, Wisconsin. Dr. Eppli was appointed Bell Chair in 2002, has served as the Director of the Center for Real Estate since 2009, and served as Interim Keyes Dean of Business at Marquette University from 2012 to 2015. Dr. Eppli was also Professor of Finance and Real Estate in the School of Business and Public Management at The George Washington University in 2002, Associate Professor of Finance and Real Estate at The George Washington University from 1997 to 2002 and Assistant Professor of Finance and Real Estate at The George Washington University from 1991 to 1997. He was an active instructor and author for the Urban Land Institute from 1992 to 2012. Dr. Eppli was also a Lecturer and Teaching Assistant at the University of Wisconsin-Madison from 1987 to 1991. Prior to obtaining his doctorate, Dr. Eppli pursued a career in commercial real estate, serving as Manager of Research and Investment Analysis with PM Realty Advisors from 1985 to 1986 and a Specialist in Real Estate Acquisitions at GE Capital Corporation from 1984 to 1985. The Board nominated Dr. Eppli to serve as an independent director based on his knowledge of and experience in financial management and risk management practices, as indicated by his background.

Dr. Eppli serves on the following Board committees of the Bank: Affordable Housing and Risk Management (Vice Chairman).

Michelle L. Gross has served as Executive Vice President/Chief Operating Officer, Information Systems Officer, and Director of the State Bank of Bement in Bement, Illinois since 2012. She has worked at the State Bank of Bement since 1996 in roles with increasing responsibilities, including as Vice President & Information Systems Officer from 2008 to 2012. Ms. Gross currently serves as a director at the State Bank of Cerro Gordo in Cerro Gordo, Illinois and Bement Bancshares, Inc. in Bement, Illinois. She is a former director at The First National Bank of Ivesdale in Ivesdale, Illinois. Ms. Gross is active in a variety of community service organizations and with the Illinois Bankers Association. Through the Illinois Bankers Association, Ms. Gross has served on a number of committees and is currently a member of its board of directors and Chairman of the Illinois Bankpac Board of Directors. She also serves on the Board of Directors of the Kirby Foundation, benefitting Kirby Medical Center and is Chairman of the Bement Foundation. Ms. Gross is a graduate of the Graduate School of Banking in Madison, Wisconsin, and earned a Bachelor of Science from Western Illinois University.

Ms. Gross serves on the following Board committees of the Bank: Operations & Technology and Risk Management.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Thomas L. Herlache serves as a director on the Board for Baylake Bank and Baylake Corp., a one-bank holding company, in Sturgeon Bay, Wisconsin. From 1983 to 2007, Mr. Herlache has served as President, CEO, and Chairman of the Board for Baylake Bank and Baylake Corp. Mr. Herlache currently serves as president of the Sturgeon Bay Waterfront Redevelopment Authority. He has previously served on the Door County Medical Center Board, Door County Board of Supervisors, Door County Chamber of Commerce Board as well as on the Sturgeon Bay Utility Commission from 1981 to 1986. Mr. Herlache served as President for part of his tenure at the Sturgeon Bay Utility Commission.

Mr. Herlache serves on the following Board committees of the Bank: Audit, Executive & Governance (Alternate) and Human Resources & Compensation.

E. David Locke has been in banking since 1966 and employed with McFarland State Bank in McFarland, Wisconsin since 1975. Mr. Locke currently serves as Chairman of the Board and CEO of McFarland State Bank and has been a director there since 1977. Mr. Locke previously served as President of McFarland State Bank from 1977 to 2006. A leader in several banking and non-profit organizations, Mr. Locke has served on the Salvation Army Board, the Board of Wisconsin Bankers Association, Bankers' Bank (original organizer and founding director) and is a charter member of the Greater Madison Chamber of Commerce's Collaboration Council, now called “Thrive”, an economic development enterprise for the Madison Region. Additionally, he is a contributor to various educational sponsorships including the McFarland Education Foundation's scholarship fund and pays personal attention and commitment to the growth of Junior Achievement (JA) programs in McFarland, Dane County, and Wisconsin. Spanning his entire career; Mr. Locke has actively contributed his time and talents to the many grassroots efforts of regional and national banking associations, taking leadership roles in a variety of campaigns. Mr. Locke was elected to the Board of International Relief and Development in December 2015. Mr. Locke has also received numerous awards including the Community Bankers of Wisconsin Association's “Banker of the Year” in 2006, a finalist in the 2006 Ernst & Young Entrepreneur of the Year Award program and was named North Western Financial Review's 2009 Banker of the Year.

Mr. Locke serves on the following Board committees of the Bank: Executive & Governance, Public Policy (Vice Chairman) and Operations & Technology (Chairman).

Phyllis Lockett has served since 2014 as the founding CEO of LEAP Innovations, a non-profit education technology hub connecting educators and technology companies from across the nation to research, pilot and scale instructional technology solutions that advance teaching from early childhood through college. Prior to her role at LEAP, Ms. Lockett served as President and CEO of New Schools for Chicago (formerly The Renaissance Schools Fund), a venture philanthropy organization that invests in the start-up of new public schools, since 2005. Ms. Lockett served from 1999 to 2005 as Executive Director of the Civic Consulting Alliance, a pro bono consulting firm sponsored by the Civic Committee of the Commercial Club of Chicago that leads strategic planning initiatives, process improvement and program development projects for government agencies. She has played an instrumental role in some of the largest initiatives for the City of Chicago, Chicago Public Schools, and Chicago Housing Authority, including the reorganization of the management structure, resident relocation, capital construction, asset management, and economic development strategies to support the Chicago Housing Authority’s $1.5 billion Plan for Transformation. Ms. Lockett earned a Master of Management from the Kellogg School of Management at Northwestern University and a Bachelor of Science in Industrial Engineering from Purdue University. The Board nominated Ms. Lockett to serve as an independent director based on her knowledge of and experience in organizational management, financial management and project development, as indicated by her background.

Ms. Lockett serves on the following Board committees of the Bank: Operations & Technology and Risk Management.

David R. Pirsein has served as President & CEO of First National Bank in Pinckneyville, First Perry Bancorp Inc. and its subsidiary, First National Insurance Services, Inc. since 2005. He has been an active Community Banker for over 35 years. Mr. Pirsein is a board member and Executive committee member of the Shazam Inc. board, an EFT network and payments processor. He is the Southern Illinois Regional Vice-Chairman and board member of the Community Bankers Association of Illinois and a board member of its subsidiary, the Community BancService Corp. He currently serves as Assistant Secretary and Finance chairman of the Pinckneyville Community Hospital Board, and as a director of the Foundation for the Future of Pinckneyville Board. He also serves on the board of governors of the Southern Illinois Real Estate Title Company, LLC. He is an active participant on the Pinckneyville strategic planning committee and is a Chamber member. Mr. Pirsein previously served two terms on the St. Louis Federal Reserve Board where he held the position of Audit committee chairman for several years. He graduated from Southern Illinois University Carbondale with a degree in Finance and Banking and has attended many banking schools, including the Graduate School of Banking in Madison, Wisconsin.

Mr. Pirsein serves on the following Board committees of the Bank: Public Policy and Operations & Technology.

John K. Reinke has been with The Stephenson National Bank & Trust since 1974 and served as President there from 2000 to 2013. Mr. Reinke currently serves as Chair of the board of directors of The Stephenson National Bank & Trust subsequent to his

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

retirement from the President & CEO position in April 2013. Mr. Reinke previously served on the Government Relations Administrative Council for the American Bankers Association. In addition, he served on the Board of the Wisconsin Bankers Association from 2002 through 2008 and as Chairman from 2006 to 2007. Mr. Reinke also has previously served as a Bay Area Medical Center board member and Treasurer, President of the University of Wisconsin - Marinette Foundation, Inc., President of the Menominee Area Chamber of Commerce, Chairman of the M&M Area Community Foundation, M&M Area Great Lakes Sport Fishermen President, M&M YMCA President, and Marinette County Revolving Loan Committee President.

Mr. Reinke serves on the following Board committees of the Bank: Audit (Vice Chairman), Executive & Governance (Alternate) and Human Resources & Compensation (Chairman).

Leo J. Ries was the Executive Director of Local Initiatives Support Corporation (LISC) in Milwaukee, Wisconsin from 2000 until he retired in 2015. He currently works as a private consultant for profit and nonprofit corporations, as he also did from 1999 to 2000. He currently serves on the Board of Directors for Near West Side Partners, Inc., Lead2Change, Inc., as well as the Wisconsin Advisory Council for CommonBond Communities, Inc. and the Advisory Council for First-Ring Industrial Redevelopment Enterprise, Inc. Prior to his tenure at LISC, he was Deputy Commissioner for the City of Milwaukee in the Department of Neighborhood Services in 1999 and Director of the Housing and Neighborhood Development Division of the Department of City Development from 1992 to 1998. He served as the Director of the Community Block Grant Administration in the Department of Administration from 1990 to 1992. He served on the Board of Directors of the Neighborhood Improvement Development Corporation from 1992 to 1999, Select Milwaukee, Inc., from 1996 to 2000, Walker's Point Development Corporation from 1999 to 2000 and Canticle Court/Juniper Court from 1999 to 2000. The Board nominated Mr. Ries to serve as an independent director based on his experience representing community interests in housing, as indicated by his background.

Mr. Ries serves on the following Board committees of the Bank: Affordable Housing (Vice Chairman) and Operations & Technology.

Steven F. Rosenbaum has been employed by Prospect Federal Savings Bank since 1987. He has served as President and CEO since 1998 and, in 2006, was named Chairman of the Board. Prior to his service with Prospect Federal Savings Bank, he was a lobbyist with the Illinois State Chamber of Commerce. In addition, he serves on the Board of the Illinois League of Financial Institutions (Chairman from 2002 to 2003), as a member of the Illinois Board of Savings institutions and as a past member of the Mutual Institutions Committee for the American Bankers Association. Mr. Rosenbaum served on the Council of Federal Home Loan Banks from 2011 to 2015 (Chairman from 2014 to 2015) and he is also a member of the Board of Directors and Chairman-Elect of Brother Rice High School (Chicago, Illinois).

Mr. Rosenbaum serves on the following Board committees of the Bank: Audit, Executive & Governance and Public Policy.

William W. Sennholz joined Forward Financial Bank (formerly Marshfield Savings Bank) in Marshfield, Wisconsin, in 2005 as President and CEO. Prior to his service with Forward Financial Bank, he served as President, CEO, and Chairman of the Board of Clarke County State Bank in Osceola, Iowa, from 2002 to 2005. From 1997 to 2002, Mr. Sennholz was the Vice President, Senior Lending Officer at Peoples State Bank in Wausau, Wisconsin. He held various positions of increasing responsibility at M&I First American Bank from 1989 to 1997. In addition to his duties as a director of the Bank, Mr. Sennholz is also the Chairman of the Marshfield Area YMCA, Chairman of the Marshfield Economic Development Board, and a council member of Hope Lodge (a lodging facility for cancer patients and their families).

Mr. Sennholz serves as the Bank's Chairman of the Board and Chairman of the Executive & Governance Committee. He also serves as an ex officio member of the following Board committees of the Bank: Affordable Housing, Audit, Public Policy, Human Resources & Compensation, Risk Management and Operations & Technology.

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

Mr. Steelman serves as the Bank's Vice Chairman of the Board and Vice Chairman of the Executive & Governance Committee. He also serves on the following Board committees of the Bank: Audit (Chairman) and Risk Management.

Gregory A. White has been the President and Chief Executive Officer for LEARN Charter Schools located in Chicago, Illinois, from 2008 to present. Mr. White is leading an entrepreneurial effort to grow this nationally recognized network of high performing elementary schools from nine serving 4,000 students to sixteen schools serving 8,000 students. Prior to LEARN, Mr. White

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

worked for The Chicago Community Trust (Vice President of Strategy & Operations), Chicago Venture Partners, L.P. (Co-founder & Partner), Salomon Brothers (Bond Salesman), Continental Bank (Real Estate Lender), The Rouse Company (Research Analyst) and the Enterprise Foundation (Assistant Field Officer). Mr. White also served on the board of directors of Learn Charter School Network, Lakefront Supportive Housing Christ the King High School, and the Chicago Transit Authority Citizens Advisory Board. Mr. White earned a Masters of Business Administration from Harvard Business School and graduated with honors from Brown University. The Board nominated Mr. White to serve as an independent director based on his experience representing consumer and community interests in credit needs and housing, as indicated by his background.

Mr. White serves on the following Board committees of the Bank: Public Policy and Human Resources & Compensation.

Charles D. Young has been with Starwood Waypoint Residential Trust, a public real estate investment trust, since 2012. He has served as Chief Operating Officer since March 2015 and as Senior Division Vice President and Regional Director prior to that. Starwood Waypoint acquires, renovates, leases, and manages residential assets in the United States, focused primarily on acquiring single-family rental homes and non-performing residential mortgage loans. Prior to his employment with Starwood Waypoint, Mr. Young served as Executive Vice President at Mesa Development, a private real estate development firm, from 2003 to 2012, and as a senior analyst at Goldman Sachs from 1999 to 2000. Mr. Young started his career in the National Football League before co-founding and serving from 1994 to 2000 as managing director of the Kaleidoscope Group, a firm that provides management consulting, human resource, and strategic diversity initiative services to Fortune 500 clients. Mr. Young earned a Masters of Business Administration from the Stanford Graduate School of Business, and a Bachelor of Arts in Economics from Stanford University. The Board nominated Mr. Young to serve as an independent director based on his knowledge of and experience in organizational management, financial management and project development, as indicated by his background.

Mr. Young serves on the following Board committees of the Bank: Affordable Housing and Audit.

There are no family relationships among the above directors or our executive officers.

Audit Committee

Our Audit Committee is comprised of non-executive directors. The Audit Committee Charter is available in full on our website at
http://www.fhlbc.com/OurCompany/Pages/federal-home-loan-bank-chicago-governance.aspx.

Audit Committee Report

March 9, 2016

The Audit Committee is composed of seven non-executive directors, two of whom are non-member directors, and operates under a written charter adopted by the Board of Directors that was last amended on May 21, 2015. Our Board of Directors determined that each Audit Committee member (Directors Steelman, Reinke, Cahillane, Herlache, Rosenbaum, Young and Sennholz) is an “Audit Committee financial expert” for purposes of SEC requirements. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2015 and currently, is not independent, with the exception of Directors Aigotti, Cahillane and Young who do not serve as officers or directors of a Bank member. Under Federal Housing Finance Agency (FHFA) regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Item 13. Certain Relationships and Related Transactions on page 114.

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

Audit Fees represent fees for professional services provided in connection with the audit of the Bank’s annual financial statements and internal control over financial reporting and reviews of the Bank’s quarterly financial statements, regulatory filings, consents and other SEC matters. Audit Fees increased in 2015; in addition to the agreed fee increases following the decision in 2011 to retain PwC as independent auditor, PwC requested additional fees as a result of the additional cost associated with implementing various recommendations from the PCAOB.

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

Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the appointment of PricewaterhouseCoopers LLP as the Bank's independent registered public accounting firm for 2016.

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

Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PwC, is responsible for performing an independent audit of the Bank's financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the PCAOB and the U.S. Government Accountability Office. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 10 times during 2015, and has regular executive sessions with both internal and external auditors.

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

Based on the discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report referred to above, the Audit Committee recommended to the Board, and the Board has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2015, for filing with the Securities and Exchange Commission.

As of the date of filing for this Annual Report on Form 10-K, the members of the Audit Committee are:

Michael G. Steelman (Chairman)
John K. Reinke (Vice Chairman)
Mary J. Cahillane
Thomas L. Herlache
Steven F. Rosenbaum
Charles D. Young
William W. Sennholz (ex officio)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 29, 2016:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Matthew R. Feldman	62	President and Chief Executive Officer	2003
Michael A. Ericson	44	Executive Vice President, Members and Markets	2005
Peter E. Gutzmer	62	Executive Vice President, General Counsel and Corporate Secretary	1985
Thomas H.W. Harper*	50	Executive Vice President, General Auditor	2005
Michelle Jonson	42	Executive Vice President & Chief Risk Officer	2000
Roger D. Lundstrom	55	Executive Vice President & Chief Financial Officer	1984
Samuel J. Nicita	55	Executive Vice President & Chief Information Officer	2008
John Stocchetti	59	Executive Vice President, Mortgage Partnership Finance Program and the Project Management Office	2006
Nancy A. Nottoli	61	Senior Vice President, Bank Services	2012

*
Although Mr. Harper is a non-voting member of the Bank's Executive Team, he is not considered an "executive officer" as defined in Rule 3b-7 of the Securities Exchange Act of 1934 because he is not in charge of a principal business unit, division or function, nor does he perform a similar policy making function.

Matthew R. Feldman became President and Chief Executive Officer in May 2008, after serving as Acting President from April 2008 until then. Mr. Feldman was Executive Vice President, Operations and Administration of the Bank from 2006 to 2008, Senior Vice President, Risk Management of the Bank from 2004 to 2006 and Senior Vice President, Manager of Operations Analysis of the Bank from 2003 to 2004. Prior to his employment with the Bank, Mr. Feldman was founder and Chief Executive Officer of Learning Insights, Inc. from 1996 to 2003. Mr. Feldman conceived, established, financed, and directed the operations of this privately held e-learning company of which he is still Non-Executive Chairman. Mr. Feldman was President of Continental Trust Company, a wholly-owned subsidiary of Continental Bank from 1992 to 1995 and Managing Director-Global Trading and Distribution of Continental Bank from 1988 to 1992. Mr. Feldman currently serves on the Board of Directors of the FHLBs' Office of Finance, as Chairman of the Financing Corporation Directorate, and as Chairman of the Board of the Pentegra Defined Benefit Plan for Financial Institutions.

Michael A. Ericson became Executive Vice President & Group Head, Members and Markets in July 2014. Prior to that, he became Senior Vice President & Chief Risk Officer of the Bank in July 2008 and Executive Vice President in December 2008. Previously, Mr. Ericson was Senior Vice President of Accounting Policy and SEC Reporting since joining the Bank in January 2005. Prior to joining the Bank, Mr. Ericson was Vice President, Accounting Policy at Bank One before the merger with JPMorgan Chase and became Global Treasury Controller at JPMorgan Chase subsequent to the merger from 2003 to 2004. Mr. Ericson was Senior Manager with PricewaterhouseCoopers LLP in the Financial Services group from 1994 to 2003.

Peter E. Gutzmer has been Executive Vice President, General Counsel, and Corporate Secretary of the Bank since 2003 leading the law, government & industry relations, regulatory affairs and corporate secretary functions. Mr. Gutzmer is also the Bank's Chief Compliance Officer. Mr. Gutzmer was Senior Vice President, General Counsel and Corporate Secretary of the Bank from 1992 to 2003, and General Counsel of the Bank from 1985 to 1991. Prior to his employment with the Bank, Mr. Gutzmer held various legal positions with LaSalle Bank, NA (and its predecessors) from 1980 to 1985.

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

Michelle Jonson became Executive Vice President, Chief Risk Officer of the Bank in July 2014. Prior to that, she was Senior Vice President and Co-Head of the Members and Markets Group since May 2014. Previously, Ms. Jonson served as Managing

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Director of the sales, member support, and member marketing relations functions since 2011. In 2000, Ms. Jonson joined the Bank and has managed responsibilities around pricing, funding, and hedging of Advances and MPF, and developing operational risk strategies for the Members and Markets Group. Prior to joining the Bank, Ms. Jonson worked as an Investment Analyst for Aon Advisors. She received her CFA charter designation in 2008.

Roger D. Lundstrom has been Chief Financial Officer since October 2008 and Executive Vice President & Group Head, Financial Information (now Member, Community & Financial Services) of the Bank since 2003. Mr. Lundstrom was Senior Vice President, Financial Information of the Bank from 1997 to 2003 and Senior Vice President, Financial Reporting and Analysis of the Bank from 1992 to 1997. Mr. Lundstrom held various positions with the Bank in analysis and reporting functions with increasing levels of responsibility from 1984 to 1992.

Samuel J. Nicita became Executive Vice President & Chief Information Officer of the Bank in January 2016. Prior to that, he was Executive Vice President & Group Head, Community Investment and Member Products Support of the Bank from 2014 to 2015, Senior Vice President & Group Head, Community Investment of the Bank from 2012 to 2014, Community Investment Officer of the Bank from 2011 to 2012, Senior Vice President, Manager Premier Group/Middle Office of the Bank from 2010 to 2011 and Vice President, Manager Premier Group/Middle Office of the Bank from 2008 to 2010.  Prior to joining the Bank, Mr. Nicita was Chief Operating Officer of Highview Capital Management from 2006 to 2008, Director of Operations of Ritchie Capital Management from 2001 to 2006 and held various positions with Chicago Research and Trade (which was acquired by Nations Bank, and later merged with Bank of America) from 1990 to 2001.

John Stocchetti became Executive Vice President & Group Head, Mortgage Partnership Finance Group and Project Management Office in January 2014.  Prior to his focus on MPF, Mr. Stocchetti was Executive Vice President & Group Head, Products and Operations (formerly Products, Operations and Technology) of the Bank since May 2008, after serving as Senior Vice President, Acting Head of Operations and Administration from April 2008 until then.  Mr. Stocchetti served as Senior Vice President, Project Premier Director of the Bank from 2006 to 2008, where he led the effort to implement an enterprise-wide systems platform that is now the Bank's main operating platform.  Prior to joining the Bank, Mr. Stocchetti served in several positions, including Chief Financial Officer at Ritchie Capital Management, LLC from 2004 to 2006, a multi-strategy hedge fund.  Previously, Mr. Stocchetti served in various capacities, including CEO, with Learning Insights, Inc., from 1997 to 2004, an e-learning internet company. From 1995 to 1997, Mr. Stocchetti was a Senior Vice President with NationsBank where he was the head of interest rate derivatives operations on a global basis and the Chief Operating Officer of NationsBanc Financial Products, a AAA-rated derivatives company. From 1978 to 1995, Mr. Stocchetti was with Continental Bank where he held various positions, the latest of which was as a Managing Director of Derivative Products.

Nancy A. Nottoli became Senior Vice President & Group Head, Bank Services of the Bank in March 2013, after serving as Director, Human Resources of the Bank from October 2012 until then.  Prior to joining the Bank, Ms. Nottoli was Regional Human Resources Manager - Americas with AkzoNobel, Surface Chemistry from 2010 to 2012.  Previously, Ms. Nottoli held various positions in human resources with LaSalle Bank NA (ABN AMRO North America, Inc.) from 1980 to 2008, serving as Group Senior Vice President, Human Resources and Head Business Partner for Services/Group Functions from 2006 to 2008.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2015 named executive officers (NEOs): Matthew Feldman, President and CEO; Roger Lundstrom, Executive Vice President & Chief Financial Officer; Michael Ericson, Executive Vice President & Group Head, Members and Markets; Michelle Jonson, Executive Vice President & Chief Risk Officer; and John Stocchetti, Executive Vice President & Group Head, Mortgage Partnership Finance Program and the Project Management Office.

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

In 2014, the FHFA issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBs. The final rule addresses the authority of the FHFA Director to: 1) approve executive officer agreements that provide for compensation in connection with termination of employment and 2) review the compensation arrangements of executive officers of the FHLBs and to prohibit an FHLB from providing compensation to any executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

The FHFA has also issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive's incentive-based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

setting compensation. Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the right to prohibit or limit golden parachute payments under certain conditions as described in Severance Arrangements on page 102.

The HR&C Committee has established a risk review framework in connection with its review and approval of incentive compensation plan goals, risks and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to our Operations and Technology Committee and the Risk Management Committee of the Board of Directors evaluating operational, market and credit risk principles against the goals, risks and payouts associated with our short-term, deferred and long-term incentive compensation plans. The HR&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for each of 2015 and 2016 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the HR&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the HR&C Committee reviews comparable market compensation information. We participated in the 2014 Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted by Jan Frisch Compensation Consulting, outlines executive and non-executive compensation information for various positions across all 11 FHLBs.

We also engaged McLagan Partners, a compensation consulting firm, to conduct a broad-based compensation survey for 2014 that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards and total compensation.  The survey compares our executive officer compensation against three peer groups: (1) commercial banks with $20 billion or more in assets (including Federal Reserve Banks), (2) other FHLBs, and (3) named executive officers from publicly traded financial institutions with $5 billion to $20 billion in assets. McLagan reviewed the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviews the surveys with our HR&C Committee.

The information obtained from the 2014 Federal Home Loan Bank System Key Position Survey and the McLagan Executive Compensation Benchmarking Survey (together, Compensation Surveys) was considered by the Board of Directors, the HR&C Committee and our President and CEO, as appropriate, when making compensation decisions for 2015.

Elements of Our Compensation Program

On an annual basis, the HR&C Committee reviews the components of our NEO compensation: salary, short- and long-term incentive compensation, matching bank contributions, severance benefits and projected payments under our retirement plans.

Base salary is included in our NEO compensation package because the HR&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. We generally do not provide perquisites to our executives as part of our compensation program, and during 2015 none of our executives have received perquisites in excess of $10,000 in annual value.

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

The Bank entered into a new employment agreement with Mr. Feldman effective January 1, 2015, which replaced his prior agreement that was effective January 1, 2011. The new agreement provides for a four-year employment term ending December 31, 2018, unless terminated earlier as provided for in the agreement. The agreement provides for automatic one-year extensions until such date as the Board of Directors or Mr. Feldman elects not to renew the agreement.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Under this agreement, the Board of Directors set Mr. Feldman's 2015 base salary at $869,450, effective January 1, 2015, after considering his performance and accomplishments during 2014 and the overall competitive market data from the Compensation Surveys, which maintains Mr. Feldman's base salary above the 90th percentile of the base salaries paid to other FHLB presidents. The Board of Directors determined that this was appropriate based upon his tenure and experience, the complex nature and operations of the Bank relative to the other FHLBs and the importance of his retention.  The HR&C Committee reviews Mr. Feldman's performance annually and in its discretion may recommend an increase in salary to the Board of Directors for approval.

Mr. Feldman’s employment agreement allows Mr. Feldman to participate in the Bank’s President and Executive Team Incentive Compensation Plan. Mr. Feldman is also entitled to participate in the Key Employee Long Term Incentive Compensation Plan for the 2013 to 2015 performance period after which this long-term incentive component of his compensation will be replaced by the Deferred Award under the President and Executive Team Incentive Compensation Plan discussed below. In addition, Mr. Feldman is also entitled to participate in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives. Under the employment agreement, the Bank has agreed to indemnify Mr. Feldman with respect to any tax liabilities and penalties and interest under Section 409A of the Internal Revenue Code of 1986.

For a description of Mr. Feldman's post-termination compensation payable under his employment agreement, see Severance Arrangements on page 102.

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

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the HR&C Committee, and set Mr. Feldman’s base salary at $869,450 for 2015 as described above.

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

Mr. Stocchetti received a 9.9% increase in base salary for 2015 from $466,050 to $512,050, which maintains his base salary above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his job compared to those serving in similar positions at the other FHLBs and his individual performance. Mr. Ericson received a 10.0% increase in base salary for 2015 from $360,000 to$396,000, which brings his base salary slightly below the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his position as compared to those serving in similar positions at the other FHLBs. Mr. Lundstrom received an 8.2% increase in base salary for 2015 from $360,500 to $390,000, which brings his new base salary slightly above the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs. Ms. Jonson received a 7.7% increase in base salary for 2015 from $325,000 to $350,000, which brings her base salary near the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs. The new base salaries for these NEOs became effective February 1, 2015.

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

(an Incentive Award), which is composed of the Annual Award and the Deferred Award, equal to a percentage of each Incentive Plan participant’s annual base salary at the end of the performance period for the Annual Award. After the end of a performance period the Board will determine the total Incentive Award of each Incentive Plan participant based on the achievement of the Performance Goals at a minimum, target or maximum level. As approved by the Board for the 2015 - 2018 performance period, the Incentive Award may range for NEOs other than the President & CEO from 40% to 80% of base salary and from 60% to 100% of base salary for the President & CEO. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results. The Annual Award will be equal to 50% of the Incentive Award and the Deferred Award will be equal to 50% of the Incentive Award (subject to adjustment based upon achievement of certain Performance Goals) and will be deferred during the three-year deferral period. The HR&C Committee may in its discretion increase the Annual Award of an individual Incentive Plan participant to account for such participant’s performance that is not captured in the Performance Goals applicable to such individual.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The Performance Goals for the 2015 Annual Awards and total weighting for each goal are as follows:

	Performance Goals	Weighting for Chief Risk Officer	Weighting for President and Other NEOs
A	Change in the percentage of outstanding advances plus the unpaid principal balance of mortgage assets acquired from members and held on the Bank’s balance sheet as a proportion of consolidated obligations issued for the Bank on 12/31/14 compared to 12/31/15	12.50%	15.00%
B
Increase in the par amount of advances outstanding (average daily levels for the fourth quarter of 2015) plus the change in the year-end balances of the following mission assets and activities from 12/31/14 to 12/31/15: unpaid principal balance of mortgage assets acquired from members and held on Bank’s balance sheet; outstanding unpaid principal balance of all other mortgage loans processed through all other MPF products and services; short-term investments held by the Bank for liquidity purposes (capped at 7.5% of assets); “mission-related” investments in securities and debentures under the SBA/USDA programs; investments in housing development bonds; standby bond purchase agreements; letters of credit outstanding; and the notional amount of derivatives outstanding with Bank members
		7.50%	10.00%
C	Increase in year-end collateral capacity of loan collateral for all for all federally-insured depository institutions and credit union members based on collateral loan values under the Bank’s Collateral Guidelines for collateral reported by such members at 12/31/14 compared to 12/31/15	7.50%	10.00%
D	Funds committed during 2015 to partners through the Bank’s Community First Fund	2.50%	2.50%
E	Expand community investment outreach	2.50%	2.50%
F	New volume in the unpaid principal balance of FHLB member mortgage loans in all MPF Program products and services processed through MPF Provider in 2015	7.50%	10.00%
G	Assessment of enhancements to be made to improve customer (PFI) ease of use of the MPF Program and completion of required 2015 changes	10.00%	10.00%
H	Ratio of ineligible loans to total loans sampled in MPF Provider quality control review	12.50%	10.00%
I	Remediation of 2014 FHFA examination findings	10.00%	10.00%
J	Implementation of key Bank projects	27.50%	20.00%

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The minimum, target and maximum achievement levels for each Performance Goal for the 2015 Annual Awards along with actual and weighted achievement (as a percentage of base salary) are set forth in the following table:

					Actual Weighted Incentive Award as % of Salary for
Goal	Minimum	Target	Maximum	2015 Results	President [a]	Chief Risk Officer [b]	All Other NEOs [b]
A	1.0%	3.0%	5.0%	5.94%	15.00%	10.00%	12.00%
B	Flat	$500 million	$1.0 billion	$7.75 billion	10.00%	6.00%	8.00%
C	5.0%	10.0%	15.0%	33.90%	10.00%	6.00%	8.00%
D	$18.75 million	$28.75 million	$38.75 million	$28.50 million	1.99%	1.49%	1.49%
E	50 visits to sites, sponsors, members and other stakeholders	60 visits to sites, sponsors, members and other stakeholders	70 visits to sites, sponsors, members and other stakeholders	85 visits to sites, sponsors, members and other stakeholders	2.50%	2.00%	2.00%
F	$5.5 billion	$7.0 billion	$8.5 billion	$7.23 billion	8.30%	4.73%	6.30%
G	Definition of enhancements and implementation of 2015 changes by 12/31/15	Definition of enhancements and implementation of 2015 changes by 9/30/15	Definition of enhancements and implementation of 2015 changes by 6/30/15	Definition of enhancements and implementation of 2015 changes by 9/30/15	8.00%	6.00%	6.00%
H	4%	3%	2%	1.70%	10.00%	10.00%	8.00%
I	Complete 100% of the remediation action plans within 90 days of the agreed upon date for each	Complete 100% of the remediation action plans by 9/30/15	Complete 100% of the remediation action plans by the agreed upon date for each	Completed 87% of remediation action plans by the agreed upon date and remainder by 9/30/15	9.73%	7.73%	7.73%
J	6 projects	8 projects	10 projects	8.9 projects	18.00%	19.24%	14.00%
Total Actual Incentive Award as a % of Salary [c]					93.52%	73.19%	73.52% [d]

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

[c]
50% of the Total Incentive Award Achieved is the Annual Award, which vested at the end of 2015, and 50% of the Incentive Award is the Deferred Award, which will vest at the end of the 2016-2018 deferral period.

[d]
The HR&C Committee began with an award opportunity of 73.52% for Mr. Stocchetti. After considering the Bank's overall performance and Mr. Stocchetti's individual performance, the HR&C Committee increased the Incentive Award for Mr. Stocchetti to 88.52% of his base salary.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Performance Goals for Deferred Awards

The Performance Goals for the Deferred Awards during the 2016 - 2018 deferral period and award opportunities (expressed as a percentage of base salary) are set forth in the following table:

	Performance Goals	Weighting for all NEOs	Minimum	Target	Maximum
A	Ratio of the market value to par value of the Bank's capital stock as of 12/31/18	25%	>100%	>105%	>150%
B	Maintain the three minimum regulatory capital ratios at each month end through 12/31/18	25%	At least 104 capital requirements	At least 106 capital requirements	In all 36 months (108 capital requirements)
C	Maintain positive annual net income for 2016, 2017 and 2018	25%	In 10 of 12 quarters	In 11 of 12 quarters	In all 12 quarters
D	Maintain or improve Bank's examination rating in future years	25%	Maintain rating during the deferral period	Improve rating in at least 1 year during the deferral period	Improve rating in at least 2 years during the deferral period

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

The amount of the Deferred Award may increase or decrease based on the level of achievement of the Performance Goals during the deferral period. For the 2015 - 2018 performance period, the amount of the Deferred Award as approved by the Board for each participant can range from 75% to 125% of the initial deferred portion of the Incentive Award as determined at the end of the initial performance period. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results.

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

The Incentive Plan also provides for a one-time final “gap year” award opportunity to compensate Incentive Plan participants for the gap in incentive award payments that will result from the planned discontinuation of the Bank’s Key Employee Long Term Incentive Compensation Plan for Incentive Plan participants. No long-term or deferred incentive compensation would have been payable to Incentive Plan participants in calendar year 2016 because of differences between the long-term performance period of the Key Employee Long Term Incentive Compensation Plan and the deferral period under the Incentive Plan. The Incentive

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Plan establishes a one-time three-year gap year performance period from January 1, 2013 through December 31, 2015. Gap year awards for Incentive Plan participants will be determined under and governed by the terms of the Key Employee Long Term Incentive Compensation Plan as described below.

See President and Executive Team Incentive Compensation Plan on page 106 for the awards made to the NEOs under this plan.

Key Employee Long Term Incentive Compensation Plan

The HR&C Committee believes that long-term incentives for executives align the interests of our shareholder members and our executives. Our NEOs participate in a Key Employee Long Term Incentive Compensation Plan under which the HR&C Committee establishes performance periods, performance goals consistent with our long-term business strategies, related performance criteria, performance targets and target values (collectively, goals) for approval by the Board of Directors. The HR&C Committee designates those officers, including our NEOs, who are eligible to participate in the plan for the performance period. The HR&C Committee may make adjustments in the performance goals at any time to reflect major unforeseen transactions, events, or circumstances. Our NEOs continued to participate in the Key Employee Long Term Incentive Compensation Plan for the 2013 to 2015 performance period, after which this long-term incentive component of their compensation will be replaced by the Deferred Award under the President and Executive Team Incentive Compensation Plan discussed above.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Award payments under the Key Employee Long Term Incentive Plan for the President and CEO can range, on the basis of performance, from 0% to 50% of annual salary with the target amount being 30% of annual salary as further described in the following table.

President's Potential Awards
Performance Percentage	Award Payment Level
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 1.5% of annual salary
100% (target amount)	30% of annual salary
Every 1% increase between 100% and 130%	An additional 2/3rds of 1% of annual salary (to a maximum of 50% of annual salary)

Award payments for the other NEOs, except as noted below, under the Key Employee Long Term Incentive Plan can range, on the basis of performance, from 0% to 40% of annual salary with the target amount being 20% of annual salary as further described in the following table.

Executive Team Potential Awards
Performance Percentage	Maximum Award Percentage
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 1.00% of annual salary
100% (target amount)	20% of annual salary
Every 1% increase between 100% and 130%	An additional 2/3rds of 1% of annual salary (to a maximum of 40% of annual salary)

Award percentages under the Key Employee Long Term Incentive Compensation Plan vary based upon a participant’s level of responsibility and are higher for those individuals serving as members of the Bank’s Executive Team. Ms. Jonson’s award payment for the 2013 to 2015 performance period was prorated to reflect her promotion to the Executive Team in May 2014.

In connection with determining the award payments for the 2013 to 2015 plan period, the HR&C Committee evaluated the achievement of the performance period goals outlined below.

Target Value	2013 - 2015 Performance Criteria	Percentage Attained
15%	$6.5 billion increase in the par amount of advances and letters of credit outstanding from 12/31/2012 to 12/31/2015.	150%
15%	$21.0 billion of new volume in the unpaid principal balance of new FHLB member mortgage loans processed through the MPF provider from 2013 to 2015.	102.89%
25%	$400.0 million increase in GAAP retained earnings from 12/31/2012 to 12/31/2015.	150%
20%	12 external meetings to which the entire membership is invited from 2013 to 2015.	150%
10%	Implementation of the Community First Fund.	100%
15%	Improvement in the Bank's examination rating.	120%

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage, which was 133% for 2013-2015. This resulted in a potential award amount of 40% of base salary for our executive officers (other than the President & CEO) and 50% for the President & CEO. The HR&C Committee decided to make awards under the plan at these levels based upon the accomplishment of the plan criteria and determined that no award adjustments were warranted.

See Key Employee Long Term Incentive Compensation Plan on page 106 for the awards made to the NEOs under this plan.

As discussed above, participants in the President and Executive Team Incentive Compensation Plan will no longer participate in the Key Employee Long Term Incentive Compensation Plan after the final “gap year” award for the 2013 to 2015 performance period.

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

Under Mr. Feldman's employment agreement, in the event his employment with the Bank was terminated either by him with good reason (as defined in the agreement), by the Bank other than for cause (as defined in the agreement), by non-renewal by the Bank of the agreement, or as a result of the death or disability of Mr. Feldman, Mr. Feldman is entitled to receive the following payments:

(1)	all accrued and unpaid salary for time worked as of the date of termination;

(2)	all accrued but unutilized vacation time as of the date of termination;

(3)	salary continuation (at the base salary in effect at the time of termination) for a one-year period beginning on the date of termination;

(4)	payment in a lump sum of an amount equal to the minimum total incentive compensation that Mr. Feldman would otherwise have been entitled to for

i.
the total Incentive Award (both Annual Award and Deferred Award) under the President and Executive Team Incentive Compensation Plan for the year in which termination occurs, calculated as if all performance targets for the annual and deferral award period had been met at the target award level and prorated based on the number of months Mr. Feldman was employed during the year of termination,

ii.
any incentive award not already paid for the special “gap year” performance period under the Key Employee Long Term Incentive Compensation Plan calculated as if all performance targets for the “gap year” performance period had been met at the target award level and prorated based on the number of months Mr. Feldman was employed during the “gap year” performance period, and

iii.
any previously deferred award (50% of the total Incentive Award) under the President and Executive Team Incentive Compensation Plan not subject to proration or further adjustments based on performance target achievement during the deferral period;

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

If Mr. Feldman's employment with the Bank is terminated by the Bank for cause or by Mr. Feldman other than for good reason, Mr. Feldman would be entitled only to the amounts in items (1) and (2) above. The employment agreement specifies that the HR&C Committee may in its discretion reduce or eliminate any incentive compensation amounts in item (4) above for certain circumstances related to the performance of the Bank or Mr. Feldman, as more fully set forth in the President and Executive Team Incentive Plan as described in Performance Goals for Deferred Awards on page 99.

The employment agreement provides that Mr. Feldman would not be entitled to any other compensation, bonus or severance pay from the Bank other than as specified above and any vested rights which he has under any pension, thrift, or other benefit plan, excluding the severance plan.

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

In 2014, the FHFA issued a final rule setting forth the standards that the FHFA will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing FHFA regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLB that is assigned a less than satisfactory composite FHFA examination rating.

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

We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's highest average earnings for a five calendar-year period, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2015, the limitation on annual earnings was $265,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $210,000 in 2015.

The formula for determining the normal retirement annual benefit for employees hired prior to January 1, 2010 is 2.25%, multiplied by the number of years of the employee's credited service, multiplied by the employee's consecutive five-year average highest earnings. An employee's retirement benefit vests 20% per year beginning after an employee has completed two years of employment, but is completely vested at age 65 regardless of completed years of employment. Normal retirement age is 65, but a reduced benefit may be elected in connection with early retirement beginning at age 45. All of the NEOs other than Mr. Ericson and Ms. Jonson are currently eligible for the early retirement benefit. We also provide health care and life insurance benefits for retired employees of which they pay 50% of the total Bank premium for each benefit.

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

For 2015, our matching contribution was limited to $15,900 for each employee. For employees hired prior to January 1, 2011, both employee and employer Savings Plan contributions are immediately 100% vested. Pursuant to IRS rules, effective for 2015, the Savings Plan limits the annual additions that can be made to a participating employee's account to $53,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution to a 401(k) account is $18,000 per year. In addition, no more than $265,000 of annual

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over are eligible to make catch-up contributions of up to $6,000 per year. Generally, Savings Plan distributions can only be made at termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may also take one loan each year from the vested portion of the Regular, Roth Elective Deferral and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

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

The HR&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 - Executive Compensation. In reliance on such review and discussions, the HR&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Amended Annual Report on Form 10-K for the year ended December 31, 2015.

The HR&C Committee:

John K. Reinke, Chairman
James T. Ashworth, Vice Chairman
Owen E. Beacom
Thomas L. Herlache
Gregory A. White
William W. Sennholz, ex officio

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Compensation Tables

Summary Compensation Table

The following table sets forth summary compensation information for our NEOs for 2015.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation		Change in Pension Value [a]	All Other Compensation [c]	Total
			Annual Award	Long Term Award
Matthew R. Feldman	2015	$869,450	$406,555	$434,725	$624,000	$15,900	$2,350,630
President and Chief Executive Officer	2014	808,780	343,206	404,390	1,232,000	15,600	2,803,976
	2013	763,000	352,125	305,200	283,000	15,300	1,718,625

Roger D. Lundstrom	2015	387,542	143,364	156,000	265,000	15,900	967,806
Executive Vice President and Chief Financial Officer	2014	359,625	116,928	144,200	1,151,000	15,600	1,787,353
	2013	350,000	126,525	105,000	[b]	15,300	596,825

Michael A. Ericson	2015	393,000	145,570	158,400	80,000	15,900	792,870
Executive Vice President and Group Head, Members and Markets	2014	345,872	115,783	144,000	266,000	15,600	887,255
	2013	310,000	109,074	93,000	[b]	15,300	527,374

Michelle Jonson [d]	2015	347,917	128,083	123,472	35,000	15,900	650,372
Executive Vice President and Chief Risk Officer

John Stocchetti	2015	508,217	226,634	204,820	242,000	13,250	1,194,921
Executive Vice President and Group Head, Mortgage Partnership Finance Program and the Project Management Office	2014	464,379	181,396	186,420	473,000	15,600	1,320,795
	2013	446,000	175,000	133,800	102,000	15,300	872,100

[a]
The amount reported in this column represents the aggregate change in the actuarial present value of the NEO's accumulated benefit under the Pension Plan and BEP from December 31, 2014 to December 31, 2015.  The change in value resulted primarily from adding another year of credited service as well as 2015 annual salary increases. The increase in the discount rates used to calculate the present value of accrued benefits, as further described in Retirement and Other Post-Employment Compensation Table and Narrative on page 107, also contributed to the change in projected benefit amount.

[b]	During 2013, total pension value for Mr. Lundstrom and Mr. Ericson decreased, for each by $15,000. In accordance with SEC rules, these negative amounts are not included in this table.

[c]	Amounts reported for all other compensation consists of Bank contributions to employee 401(k) and BEP plans.

[d]	Ms. Jonson was not a named executive officer for 2013 and 2014.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

President and Executive Team Incentive Compensation Plan

Annual Awards for 2015 to the NEOs under the President and Executive Team Incentive Compensation Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan page 95.

Name	Base Salary	Actual Annual Award as a % of Salary [a]	Actual Annual Award
Matthew Feldman	$869,450	46.76%	$406,555
Roger D. Lundstrom	390,000	36.76%	143,364
Michael A. Ericson	396,000	36.76%	145,570
Michelle Jonson	350,000	36.60%	128,083
John Stocchetti	512,050	44.26%	226,634

[a]	50% of the Total Incentive Award achieved as a percentage of base salary is the Annual Award for 2015.

Key Employee Long Term Incentive Compensation Plan

The following table sets forth the actual awards under the 2013 to 2015 plan. For a description of how these awards were calculated see Key Employee Long Term Incentive Compensation Plan on page 100.

Name	Base Salary	Actual Long term Award as a % of Salary	Actual Long term Award
Matthew R. Feldman	$869,450	50%	$434,725
Roger D. Lundstrom	390,000	40%	156,000
Michael A. Ericson	396,000	40%	158,400
Michelle Jonson [a]	350,000	35%	123,472
John Stocchetti	512,050	40%	204,820

[a]
Award percentages under the Key Employee Long Term Incentive Compensation Plan vary based upon a participant’s level of responsibility and are higher for those individuals serving as members of the Bank’s Executive Team. See the Executive Team Potential Awards table on page 101. Ms. Jonson’s award under the 2013 to 2015 plan was prorated to reflect her promotion to the Executive Team in May 2014.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Grants of Plan-Based Awards

The following table describes the potential NEO awards under the President and Executive Team Incentive Compensation Plan for the plan period covering January 1, 2015, through December 31, 2018. See President and Executive Team Incentive Compensation Plan on page 95 for a description of the performance criteria under this plan.

		Estimated Future Payouts under Incentive Plan Awards
Name	Incentive Plan [a]	Minimum	Target	Maximum
Matthew R. Feldman	Annual	$260,835	$347,780	$434,725
	Deferred	301,982	402,642	503,303
Roger D. Lundstrom	Annual	78,000	117,000	156,000
	Deferred	106,207	141,609	177,011
Michael A. Ericson	Annual	79,200	118,800	158,400
	Deferred	107,841	143,788	179,735
Michelle Jonson	Annual	70,000	105,000	140,000
	Deferred	95,183	126,910	158,638
John Stocchetti	Annual	102,410	153,615	204,820
	Deferred	168,247	224,329	280,411

[a]	Annual: Annual Award under the President and Executive Team Incentive Compensation Plan. The amounts shown are based on the potential awards for each NEO for 2015.
Deferred: Deferred Award under the President and Executive Team Incentive Compensation Plan. The amounts shown reflect the actual Deferred Awards granted for 2016-2018 based on actual performance for 2015. The Deferred Awards remain subject to adjustment based upon achievement of certain Performance Goals during the 2016-2018 deferral period and may be reduced to zero if actual achievement is below the minimum achievement level for those Performance Goals.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Matthew R. Feldman [a]	Pension	11.75	$875,000	$—
	BEP	11.75	2,893,000	—
Roger D. Lundstrom	Pension	31.33	1,745,000	—
	BEP	31.33	1,632,000	—
Michael A. Ericson	Pension	10.42	357,000	—
	BEP	10.42	269,000	—
Michelle Jonson	Pension	12.75	419,000	—
	BEP	12.75	245,000	—
John Stocchetti	Pension	8.75	555,000	—
	BEP	8.75	837,000	—

[a]	At December 31, 2015 the additional present value of accrued benefits due Mr. Feldman under section (7)(b)(vi) of his employment agreement is $1,471,000.

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 102. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The participant's accumulated benefit is calculated as of December 31, 2015 and 2014. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. The present value is calculated using the accumulated benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date.  As of December 31, 2014, 50% of the Pension Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2014) and 50% of the Pension Plan benefit is valued using the RP-2000 static mortality table for lump sums projected to 2014.  As of December 31, 2015, 50% of the Pension Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2015) and 50% of the Pension Plan benefit is valued using the RP-2000 static mortality table for lump sums projected to 2015. The interest rates used are 3.95% as of December 31, 2014 and 4.34% as of December 31, 2015.

The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2015 accumulated benefit and the present value of the December 31, 2014 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. The present value is calculated by multiplying the benefits accumulated at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2014, the Benefit Equalization Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2014). As of December 31, 2015, the Benefit Equalization Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2015). The interest rates used are 3.84% as of December 31, 2014 and 4.17% as of December 31, 2015.

The difference between the present value of the December 31, 2015 accumulated benefit and the present value of the December 31, 2014 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY [b]	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE
Matthew R. Feldman	BEP	$54,251	$—	$4,086	$—	$302,545
Roger D. Lundstrom	BEP	72,885	7,328	8,088	—	579,369
Michael A. Ericson	BEP	9,510	345	575	—	45,619
Michelle Jonson	BEP	16,792	4,817	1,838		136,150
John Stocchetti	BEP	93,365	—	12,311	—	828,099

[a]
The table above includes salary reduction contributions by our NEOs, and matching Registrant Contributions by the Bank under the Benefit Equalization Plan. For a description of the Benefit Equalization Plan, see Benefit Equalization Plan on page 104.

[b]	Not included in 2015 compensation as rate paid was not above a market rate.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Potential Payments Upon Termination Table

Name	Severance	President and Executive Team Incentive Compensation Plan Payment	Long-Term Incentive Plan Payment	Health Care	Total
Matthew R. Feldman	$869,450	$1,390,981	$260,835	$12,267	$2,533,533
Roger D. Lundstrom	780,000	78,000	78,000	28,884	964,884
Michael A. Ericson	396,000	79,200	79,200	19,256	573,656
Michelle Jonson	350,000	70,000	70,000	—	490,000
John Stocchetti	512,050	102,410	102,410	19,256	736,126

The table above outlines payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2015, under certain conditions. For purposes of calculating the severance benefit outlined in the table, we have assumed that Mr. Feldman was terminated by us other than for cause or that he terminated his employment for good reason and he would receive the termination payments outlined in his employment agreement and continued Bank-subsidized health care coverage. With respect to Mr. Lundstrom, Mr. Ericson, Ms. Jonson and Mr. Stocchetti, we have assumed that their employment was terminated by us other than for cause, including a constructive discharge, and these NEOs would receive the termination payments outlined in the Employee Severance Plan and continued Bank-subsidized health care coverage if the NEO was enrolled in the Bank’s health care benefit plan during 2015. See Severance Arrangements on page 102.

We have also assumed that the payments under the President and Executive Team Incentive Compensation Plan would be at the applicable minimum amount for that plan. With respect to the Key Employee Long Term Incentive Compensation Plan, we have assumed that the termination of employment either (1) was in connection with a change-of-control or (2) was made by the executive for good reason. In these instances, an executive officer is vested in their potential award for plan periods ending in the year of termination. In this case, we have assumed the applicable plan period would be 2013 to 2015 with an award at the target amount.

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

In connection with setting Director compensation for 2015, our Board of Directors decided to maintain compensation levels at the same amounts as provided for in 2013-2014 as follows:

Position	Maximum Total Quarterly Retainers	Maximum Total Meetings Fees	Maximum Total Annual Compensation
Chairman of the Board	$45,000	$45,000	$90,000
Vice-chairman of the Board	40,000	40,000	80,000
Chairman of the Audit Committee	40,000	40,000	80,000
Other Committee Chairman	37,500	37,500	75,000
All other Directors	35,000	35,000	70,000

If a director does not fulfill his or her responsibility by meeting certain performance and attendance criteria set forth in the policy, the director's compensation will be reduced below the maximum amounts shown above. No additional meeting fees will be paid to any director for their participation in any other special meetings or events on behalf of the Board or the Bank, unless such participation results in a director being absent for a Board or Board committee meeting, in which case a meeting fee will be paid. All directors are also entitled to participate in a non-qualified, unfunded, deferred compensation plan, under which each Bank director has the opportunity to defer all or a portion of the compensation paid under this policy. The Bank reimburses directors for necessary and reasonable travel and related expenses associated with meeting attendance in accordance with the Bank's employee reimbursement policy. A director also may be reimbursed up to $3,000 annually in addition to the maximum annual fees for reasonable travel expenses for the director’s spouse.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The HR&C Committee reviewed Director performance, as required by the revised policy, and determined that all directors serving during 2015 met the criteria necessary to receive their quarterly retainer fees. Per meeting fees reflect actual attendance by the Directors. As noted below, some fees were prorated to reflect a director's partial year of service on the Board. The following table sets forth Director Compensation for 2015.

Name	2015 Total Fees Earned	2015 Fees Paid in Cash	2015 Fees Deferred [a]
Steven F. Rosenbaum - Chair	$90,000	$67,500	$22,500
William W. Sennholz - Vice Chair/Audit Committee Chair	80,000	80,000	—
Diane M. Aigotti [b]	39,227	39,227	—
James T. Ashworth	75,000	52,500	22,500
Owen E. Beacom	70,000	70,000	—
Edward P. Brady	75,000	75,000	—
Mary J. Cahillane	75,000	56,250	18,750
Mark J. Eppli	70,000	70,000	—
Arthur E. Greenbank [b]	49,996	49,996	—
Michelle L. Gross [b]	12,606	12,606	—
Thomas L. Herlache	70,000	70,000	—
E. David Locke	75,000	75,000	—
Phyllis Lockett [b]	23,302	23,302	—
David R. Pirsein	70,000	7,000	63,000
John K. Reinke	75,000	75,000	—
Leo J. Ries	70,000	70,000	—
Michael G. Steelman	70,000	70,000	—
Gregory A. White	70,000	70,000	—
Charles D. Young [b]	23,302	23,302	—
Total	$1,183,433	$1,056,683	$126,750

[a]
Directors could elect to defer fees to a director's non-qualified, unfunded, deferred compensation plan. Earnings on this deferred compensation are not included above as the rate paid was not above a market rate.

[b]	Partial year.

The Board compensation policy for 2016 was reported in a Form 8-K/A filed on December 15, 2015 and is attached as Exhibit 10.16 to this Form 10-K.

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

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members are for the election of our directors, as more fully discussed in 2015 Director Election on page 84.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock:

As of February 29, 2016	Regulatory Capital Stock	% of Total
One Mortgage Partners Corp. [a] 10 South Dearborn St., Suite 413 Chicago, IL 60603	$250	12.5%
The Northern Trust Company 50 South LaSalle Street Chicago, IL 60603	200	10.0%
BMO Harris Bank N.A. 111 West Monroe Street Chicago, IL 60690	119	5.9%
State Farm Bank, FSB 3 State Farm Plaza Bloomington, IL 61791	109	5.4%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table sets forth information about those members with an officer or director serving as a director of the Bank. Independent directors do not control any capital stock of the Bank.

As of February 29, 2016	Director Name	Capital Stock	Percent of Total Outstanding Capital
Baylake Bank 217 North 4th Avenue Sturgeon Bay, WI 54235	Thomas L. Herlache	$4.5	0.22%
McFarland State Bank 5990 Highway 51 McFarland, WI 53558	E. David Locke	3.0	0.15%
First Bank & Trust 820 Church Street Evanston, IL 60201	Owen E. Beacom	2.6	0.13%
Forward Financial Bank 207 West 6th Street Marshfield, WI 54449	William W. Sennholz	2.4	0.12%
Prospect Federal Savings Bank 11139 South Harlem Avenue Worth, IL 60482	Steven F. Rosenbaum	2.1	0.10%
CNB Bank & Trust, N.A. 450 West Side Square Carlinville, IL 62626	James T. Ashworth	1.5	0.08%
The Stephenson National Bank & Trust 1820 Hall Avenue Marinette, WI 54143	John K. Reinke	1.4	0.07%
First National Bank in Pinckneyville 210 South Main Street Pinckneyville, IL 62274	David R. Pirsein	0.5	0.03%
State Bank of Bement 180 East Bodman Street Bement, IL 61813	Michelle Gross	0.1	0.005%
Farmers & Merchants State Bank of Bushnell 484 East Main Street Bushnell, IL 61422	Michael G. Steelman	0.1	0.005%
Total Directors as a group		$18.2	0.91%

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

We conduct our advances business and the MPF Program almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve as our directors. We extend credit to them on market terms that are no more favorable than the terms of comparable transactions with other members who are not considered related parties (as defined below). In addition, we may purchase short-term investments, sell Federal Funds to, and purchase MBS from members (or affiliates of members) whose officers or directors serve as our directors. All such investments are market term transactions and all such MBS are purchased through securities brokers or dealers. As an additional service to our members, including those whose officers or directors serve as our directors, we may enter into interest rate derivatives with members and offset these derivatives with non-member counterparties. These transactions are executed on market terms.

We define a “related person” as any director or executive officer of the Bank, any member of their immediate families, or any holder of 5% or more of our capital stock.

During 2015, we did not have a written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President and the CEO and President may seek a waiver from the Board.

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

Applying the NYSE independence standards to our member directors, our Board determined that only member directors Beacom, Gross, Reinke and Steelman did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these current member directors meets the independence criteria under the NYSE independence standards. None of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors is independent under the NYSE independence standards.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been charged (or accrued) by our external accounting firm:

	(in thousands)
For the Years Ended December 31,	2015	2014
Audit fees	$878	$842
Audit related fees	197	71
All other fees	13	—
Total fees	$1,088	$913

Audit fees were for professional services rendered for the audits of our financial statements. Audit related fees were for other assurance and related services. No tax related fees were paid. No fees were paid for financial information system design, implementation, or software license fees. All other fees consist of our allocated share for systemwide human resources consulting.

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

Federal Home Loan Bank of Chicago

PART IV
Item 15.     Exhibits, Financial Statements Schedules.

The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 9, 2016, or as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports, copies of which may be obtained by going to the SEC's website at www.sec.gov.

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [a]
3.2	Federal Home Loan Bank of Chicago Bylaws [b]
4.1	Capital plan of the Federal Home Loan Bank of Chicago, as amended and restated effective October 1, 2015 [c]
10.1.1	Sublease Agreement between the Federal Home Loan Bank of Chicago and the Aon Corporation dated December 31, 2008 [d]
10.1.2	First Amendment to Sublease Agreement, dated January 26, 2010 [e]
10.2	Office Lease between the Federal Home Loan Bank of Chicago and Wells REIT-Chicago Center Owner, LLC, dated January 9, 2009 [d]
10.3	Advances, Collateral Pledge, and Security Agreement [f]
10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [a]
10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [a]
10.6.1	Mortgage Partnership Finance Program Liquidity Option and Master Participation Agreement, dated September 15, 2000 [a]
10.6.2	First Amendment to Liquidity Option and Master Participation Agreement, dated April 16, 2001 [a]
10.6.3	Second Amendment to Liquidity Option and Master Participation Agreement, dated January 22, 2004 [a]
10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks [g]
10.8	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2015 [h]
10.9	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, dated December 19, 2008 [j]
10.10	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, effective January 1, 2013 [k]
10.11	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 [a]
10.12	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, as amended and restated effective January 1, 2013 [i]
10.13	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 [l]
10.14	Federal Home Loan Bank of Chicago 2014 Board of Directors Compensation Policy [m]
10.15	Federal Home Loan Bank of Chicago 2015 Board of Directors Compensation Policy [n]
10.16	Federal Home Loan Bank of Chicago 2016 Board of Directors Compensation Policy
10.17	Federal Home Loan Bank of Chicago Board of Directors Deferred Compensation Plan, effective September 1, 2013 [i]
10.18	Joint Capital Enhancement Agreement, as amended August 5, 2011 [o]
14	The Federal Home Loan Bank of Chicago Code of Ethics [p]
24	Power of Attorney (included on the signature page)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

[a]	Filed with our Form 10 on December 14, 2005

[b]	Filed with our 8-K Current Report on February 1, 2016

[c]	Filed with our 8-K Current Report on August 31, 2015

[d]	Filed with our 8-K Current Report on January 15, 2009

[e]	Filed with our 8-K Current Report on February 1, 2010

[f]	Filed with our 2010 Form 10-K on March 17, 2011

[g]	Filed with our 8-K Current Report on June 28, 2006

Federal Home Loan Bank of Chicago

[h]	Filed with our 8-K Current Report on January 30, 2015

[i]	Filed with our 2013 3rd Quarter Form 10-Q on November 6, 2013

[j]	Filed with our 2008 Form 10-K on March 20, 2009

[k]	Filed with our 2013 2nd Quarter Form 10-Q on August 8, 2013

[l]	Filed with our 2007 1st Quarter Form 10-Q on May 11, 2007

[m]	Filed with our 2013 Form 10-K on March 13, 2014

[n]	Filed with our 2014 Form 10-K on March 12, 2015

[o]	Filed with our 8-K Current Report on August 5, 2011

[p]	Published on our website at http://www.fhlbc.com/OurCompany/Pages/federal-home-loan-bank-chicago-governance.aspx

Federal Home Loan Bank of Chicago

Glossary of Terms

Advances: Secured loans to members.

ABS: Asset-backed-securities.

AFS: Available-for-sale securities.

Agency MBS: Mortgage-backed securities issued by, or comprised of mortgage loans guaranteed by, Fannie Mae or Freddie Mac.

AHP: Affordable Housing Program.

ALM Policy: Our Asset/Liability Management Policy.

AMA: Acquired Member Assets. Assets that an FHLB may acquire from or through FHLB System members or housing associates by means of either a purchase or a funding transaction.

AVM: Automated Valuation Methodology. A service that provides real estate property valuations using mathematical modeling combined with a database.

AOCI: Accumulated Other Comprehensive Income.

BEP: Benefit Equalization Plan.

Capital Plan: The Second Amended and Restated Capital Plan of the Federal Home Loan Bank of Chicago, effective as of October 1, 2015.

CBSA: Core Based Statistical Areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people.

CDFI: Community development financial institution.

CE Amount: A PFI's assumption of credit risk on conventional MPF Loan products held in an MPF Bank's portfolio that are funded by, or sold to, an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide SMI. Does not apply to the MPF Government, MPF Xtra, MPF Direct or MPF Government MBS product.

CE Fee: Credit enhancement fee. PFIs are paid a credit enhancement fee for managing credit risk and in some instances, all or a portion of the CE Fee may be performance based.

CEDA: Community Economic Development Advance Program.

CFI: Community Financial Institution - FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA and adjusted annually for inflation. The average total assets for calendar year-ends 2013-2015 must be $1.128 billion or less ($1.123 billion for 2012-2014 and $1.108 billion for 2011-2013).

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

Federal Home Loan Bank of Chicago

Consolidated obligation bonds: Consolidated obligations that make periodic interest payments with a term generally over one year, although we have issued for terms of less than one year.

COSO: The Committee of Sponsoring Organizations of the Treadway Commission. A joint initiative of the private sector dedicated to providing frameworks and guidance on enterprise risk management, internal control and fraud deterrence.

DCO: Derivatives Clearing Organization. A clearinghouse, clearing association, clearing corporation, or similar entity that enables each party to an agreement, contract, or transaction to substitute, through novation or otherwise, the credit of the DCO for the credit of the parties; arranges or provides, on a multilateral basis, for the settlement or netting of obligations; or otherwise provides clearing services or arrangements that mutualize or transfer credit risk among participants.

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

FHLBC: The Federal Home Loan Bank of Chicago.

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

HFS: Held for sale.

Housing Act: Housing and Economic Recovery Act of 2008, enacted July 30, 2008.

HR&C Committee: Human Resources and Compensation Committee.

HUD: Department of Housing and Urban Development.

HTM: Held-to-maturity securities.

JCE Agreement: Joint Capital Enhancement Agreement entered into by all FHLBs, effective February 28, 2011 and amended August 5, 2011, which is intended to enhance the capital position of each FHLB. The intent of the agreement is to allocate that portion of each FHLB's earnings to a separate retained earnings account at that FHLB.

Lead Bank: MPF Bank selling interests in MPF Loans.

LIBOR: London Interbank Offered Rate.

LTV: Loan-to-value ratio.

Master Commitment (MC): Pool of MPF Loans purchased or funded by an MPF Bank.

MBS: Mortgage-backed securities.

MI: Mortgage Insurance.

Moody's: Moody's Investors Service.

MPF®: Mortgage Partnership Finance.

MPF Banks: FHLBs that participate in the MPF program.

MPF Direct product: The MPF Program product under which we acquire non-conforming MPF Loans from PFIs and concurrently resell them to a third party investor.

MPF Government MBS product: The MPF Program product under which we aggregate Government Loans acquired from PFIs in order to issue securities guaranteed by the Ginnie Mae that are backed by such Government Loans.

MPF Guides: MPF Origination Guide and MPF Servicing Guide as supplemented for specific MPF Loan products.

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

OCI: Other Comprehensive Income.

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

PFI Agreement: MPF Program Participating Financial Institution Agreement.

PMI: Primary Mortgage Insurance.

PwC: PricewaterhouseCoopers LLP.

RCAP: Reduced Capitalization Advance Program.

Recorded Investment: Recorded investment in a loan is its amortized cost basis plus related accrued interest receivable, if any. Recorded investment is not net of an allowance for credit losses but is net of any direct charge-off on a loan. Amortized cost basis is defined as either the amount funded or the cost to purchase MPF Loans. Specifically, the amortized cost basis includes the initial fair value amount of the delivery commitment as of the purchase or settlement date, agent fees (i.e., market risk premiums or discounts paid to or received from PFIs), if any, subsequently adjusted, if applicable, for accretion, amortization, collection of cash, charge-offs, and cumulative basis adjustments related to fair value hedges.

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

Federal Home Loan Bank of Chicago

SEC: Securities and Exchange Commission.

Secretary: Secretary of the U.S. Treasury.

SMI: Supplemental mortgage insurance.

System or FHLB System: The Federal Home Loan Bank System consisting of the 11 Federal Home Loan Banks and the Office of Finance.

TBA: A forward contract on a mortgage-backed security (MBS), typically issued by a U.S. government sponsored entity, whereby a seller agrees to deliver an MBS for an agreed upon price on an agreed upon date.

TDR: Troubled Debt Restructuring

UPB: Unpaid Principal Balance.

U.S.: United States

VA: Department of Veteran's Affairs.

Federal Home Loan Bank of Chicago

2015 Annual Financial Statements and Notes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Home Loan Bank of Chicago:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Chicago (the “Bank”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Chicago, Illinois
March 9, 2016

PricewaterhouseCoopers LLP, One North Wacker Drive, Chicago, IL 60606
T: (312) 298 2000, F: (312) 298 2001, www.pwc.com/us

Federal Home Loan Bank of Chicago

Statements of Condition
(Dollars in millions, except capital stock par value)

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$499	$342
Interest bearing deposits	650	560
Federal Funds sold	1,702	1,525
Securities purchased under agreements to resell	1,375	3,400
Investment securities -
Trading, $62 and $71 pledged	1,160	167
Available-for-sale	17,470	19,975
Held-to-maturity, $6,513 and $7,824 fair value	5,967	7,118
Total investment securities	24,597	27,260
Advances, $511 and $83 carried at fair value	36,778	32,485
MPF Loans held in portfolio, net of allowance for credit losses of $(3) and $(15)	4,828	6,057
Derivative assets	2	29
Other assets	245	183
Total assets	$70,676	$71,841
Liabilities
Deposits -
Noninterest bearing	$41	$49
Interest bearing, $12 and $13 from other FHLBs	497	617
Total Deposits	538	666
Consolidated obligations, net -
Discount notes, $9,006 and $1,799 carried at fair value	41,565	31,054
Bonds, $952 and $2,785 carried at fair value	22,586	34,251
Total consolidated obligations, net	64,151	65,305
Derivative liabilities	55	55
Affordable Housing Program assessment payable	89	90
Other liabilities	247	256
Subordinated notes	944	944
Total liabilities	66,024	67,316
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock - putable $100 par value - 13 million and 8 million shares issued and outstanding	1,313	827
Class B2 membership stock - putable $100 par value - 6 million and 11 million shares issued and outstanding	637	1,075
Total capital stock	1,950	1,902
Retained earnings - unrestricted	2,407	2,152
Retained earnings - restricted	323	254
Total retained earnings	2,730	2,406
Accumulated other comprehensive income (loss) (AOCI)	(28)	217
Total capital	4,652	4,525
Total liabilities and capital	$70,676	$71,841
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income
(Dollars in millions)

For the years ended December 31,	2015	2014	2013
Interest income	$1,252	$1,362	$1,511
Interest expense	744	841	1,061
Net interest income	508	521	450
Provision for (reversal of) credit losses	5	(7)	(2)
Net interest income after provision for (reversal of) credit losses	503	528	452

Noninterest gain (loss) on -
Trading securities	(3)	(19)	(13)
Derivatives and hedging activities	(16)	(7)	12
Instruments held under fair value option	8	13	—
Early extinguishment of debt	(1)	—	(118)
Litigation settlement awards	13	27	99
Other, net	22	18	19
Noninterest gain (loss)	23	32	(1)

Noninterest expense -
Compensation and benefits	81	66	62
Other operating expenses	51	48	41
Other community investment	—	—	(50)
Litigation settlement legal expense	2	3	19
Other	4	7	3
Noninterest expense	138	124	75

Income before assessments	388	436	376

Affordable Housing Program assessment	39	44	33

Net income	$349	$392	$343
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income
(Dollars in millions)

For the years ended December 31,	2015	2014	2013
Net income	$349	$392	$343

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale securities	(402)	8	(524)
Non-credit OTTI held-to-maturity securities	47	56	61
Net unrealized gain (loss) cash flow hedges	117	85	413
Post-retirement plans	(7)	1	10
Other comprehensive income (loss)	(245)	150	(40)

Comprehensive income	$104	$542	$303

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Total Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
December 31, 2014	8	$827	11	$1,075	19	$1,902	$2,152	$254	$2,406	$217	$4,525
Comprehensive income							280	69	349	(245)	104
Proceeds from issuance of capital stock	4	357	—	17	4	374					374
Repurchases of capital stock	(1)	(95)	(3)	(229)	(4)	(324)					(324)
Capital stock reclassified to mandatorily redeemable capital stock (other liabilities)	—	—	—	(2)	—	(2)					(2)
Transfers between classes of capital stock	2	224	(2)	(224)
Cash dividends - class B1 (2.31% annualized average)							(20)		(20)		(20)
Cash dividends - class B2 (0.50% annualized average)							(5)		(5)		(5)
December 31, 2015	13	$1,313	6	$637	19	$1,950	$2,407	$323	$2,730	$(28)	$4,652
December 31, 2013	7	$629	10	$1,041	17	$1,670	$1,853	$175	$2,028	$67	$3,765
Comprehensive income							313	79	392	150	542
Proceeds from issuance of capital stock	3	351	1	45	4	396					396
Repurchases of capital stock	(1)	(46)	(1)	(114)	(2)	(160)					(160)
Capital stock reclassified to mandatorily redeemable capital stock (other liabilities)	—	—	—	(4)	—	(4)					(4)
Transfers between classes of capital stock	(1)	(107)	1	107
Cash dividends - class B1 (1.58% annualized average)							(9)		(9)		(9)
Cash dividends - class B2 (0.45% annualized average)							(5)		(5)		(5)
December 31, 2014	8	$827	11	$1,075	19	$1,902	$2,152	$254	$2,406	$217	$4,525
December 31, 2012	1	$122	15	$1,528	16	1,650	$1,584	$107	$1,691	$107	$3,448
Comprehensive income							275	68	343	(40)	303
Proceeds from issuance of capital stock	3	365	1	70	4	435					435
Repurchases of capital stock	—	(79)	(3)	(278)	(3)	(357)					(357)
Capital stock reclassified to mandatorily redeemable capital stock (other liabilities)	—	(56)	—	(2)	—	(58)					(58)
Transfers between classes of capital stock	3	277	(3)	(277)
Cash dividends - class B1 (0.55% annualized average)							(2)		(2)		(2)
Cash dividends - class B2 (0.30% annualized average)							(4)		(4)		(4)
December 31, 2013	7	$629	10	$1,041	17	$1,670	$1,853	$175	$2,028	$67	$3,765
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows
(Dollars in millions)

	For the years ended December 31,	2015		2014		2013
Operating	Net income	$349		$392		$343
	Adjustments to reconcile net income for non-cash operating activities -
	Depreciation and amortization	2		21		42
	Change in net fair value on derivatives and hedging activities	326		309		490
	Change in net fair value on trading securities	3		19		13
	Change in net fair value on assets and liabilities held under the fair value option	(8)		(13)		—
	Losses (gains) on early extinguishment of debt	1		—		118
	Other adjustments	15		(21)		(11)
	Net change in -
	Other operating assets	(113)		(65)		(86)
	Other operating liabilities	(5)		(22)		(66)
	Net cash provided by (used in) operating activities	570		620		843

Investing	Net change interest bearing deposits	(90)		(560)		—
	Net change Federal Funds sold	(177)		(1,025)		(500)
	Net change securities purchased under agreements to resell	2,025		1,150		1,950
	Advances -
	Principal collected	342,573		222,943		246,301
	Issued	(346,874)		(231,821)		(255,387)
	MPF Loans held in portfolio -
	Principal collected	1,424		1,732		2,814
	Purchases	(204)		(85)		(77)
	Trading securities -
	Sales	300		2,002		300
	Proceeds from maturities and paydowns	812		1,916		2,148
	Purchases	(2,106)		(2,208)		(3,122)
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	112	[a]	(135)	[a]	78	[a]
	Proceeds from maturities and paydowns	1,154		1,064		1,705
	Purchases	(24)		(28)		(18)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	2,027		1,555		1,106
	Purchases	(14)		(3)		—
	Other investing activities	31		77		79
	Net cash provided by (used in) investing activities	$969		$(3,426)		$(2,623)

Federal Home Loan Bank of Chicago

	For the years ended December 31,	2015	2014	2013
Financing	Net change in deposits	$(125)	$122	$(272)
	Net proceeds from issuance of consolidated obligations-
	Discount notes	277,115	1,205,177	711,289
	Bonds	10,283	20,109	15,132
	Payments for maturing and retiring consolidated obligations-
	Discount notes	(266,620)	(1,205,214)	(711,458)
	Bonds	(21,962)	(18,178)	(15,386)
	Net proceeds (payments) on derivative contracts with financing element	(60)	(61)	(69)
	Net proceeds (payments) on bond transfers to other FHLBs	(35)	—	—
	Payments for retiring of subordinated debt	—	—	(62)
	Proceeds from issuance of capital stock	374	396	435
	Repurchase of capital stock	(324)	(160)	(357)
	Other financing activities	(3)	—	(59)
	Cash dividends paid	(25)	(14)	(6)
	Net cash provided by (used in) financing activities	(1,382)	2,177	(813)

	Net increase (decrease) in cash and due from banks	157	(629)	(2,593)
	Cash and due from banks at beginning of period	342	971	3,564
	Cash and due from banks at end of period	$499	$342	$971

Supplemental	Interest paid	$740	$829	$1,010
	Affordable Housing Program assessments paid	40	32	33
	Capital stock reclassified to mandatorily redeemable capital stock	2	4	58
	Transfer of MPF Loans held in portfolio to other assets	30	63	81

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 1 – Background and Basis of Presentation

The Federal Home Loan Bank of Chicago is a federally chartered corporation and one of 11 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the System).  The FHLBs are government-sponsored enterprises (GSE) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership.  We are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent federal agency in the executive branch of the United States (U.S.) government.

Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district is Illinois and Wisconsin. All federally-insured depository institutions, insurance companies engaged in residential housing finance, credit unions and community development financial institutions located in our district are eligible to apply for membership with us. All our members are required to purchase our capital stock as a condition of membership. Our capital stock is not publicly traded, and is issued, repurchased or redeemed at par value, $100 per share, subject to certain statutory and regulatory limits.

As a cooperative, we do business with our members, and former members (under limited circumstances). Specifically, we provide credit principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program.

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

Consolidation of Variable Interest Entities

We would consolidate a variable interest entity if we determine that we are its primary beneficiary, which occurs when both conditions shown below are met.

•	We have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

•
We have the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

We did not consolidate any of our investments in variable interest entities since we are not the primary beneficiary. We classify variable interest entities as investment securities in our statements of condition. Such investment securities include, but are not limited to, senior interests in private-label mortgage backed securities (MBS) and Federal Family Education Loan Program asset backed securities (FFELP ABS). Our maximum loss exposure for these investment securities is limited to their carrying amounts. We have no liabilities related to these investments in variable interest entities. We have not provided financial or other support (explicitly or implicitly) to these investment securities that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Gross versus Net Presentation of Financial Instruments

We present derivative assets and liabilities on a net basis in our statements of condition on the basis that the Bank's right of setoff with its clearing agents and/or its counterparties is enforceable at law. We include accrued interest receivable/payable and cash collateral, including initial and variation margin, in the carrying amount of a derivative. Derivatives are netted by contract (e.g., master netting agreement) or otherwise, to discharge all or a portion of the debt owed to our counterparty by

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

applying against the debt an amount that our counterparty owes to us. Additionally, we clear certain derivatives transactions with clearinghouses classified as a Derivatives Clearing Organization (DCO) through a Futures Commission Merchant (FCM). If these netted amounts are positive, they are classified as a derivative asset and if negative, they are classified as a derivative liability.  Any over-collateralization amount received by us is not offset against another derivative asset counterparty exposure for which there is no legal right of offset, while any over-collateralization delivered by us is not offset against another derivative liability counterparty exposure for which there is no legal right of offset. Refer to Note 9 - Derivatives and Hedging Activities for further details.

Our policy is to report securities purchased under agreements to resell and securities sold under agreements to repurchase, if any, and securities borrowing transactions, if any, on a gross basis.

Note 2 – Summary of Significant Accounting Policies

Fair Value

Fair value represents the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date.

Fair Value Hierarchy

We use the fair value hierarchy to prioritize our valuation techniques and inputs when measuring the fair value of assets and liabilities carried at fair value on our statements of condition. Refer to Note 16 - Fair Value for further details on our valuation techniques and inputs. The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of market observability of the fair value measurement for the asset or liability. Outlined below is an overview of Level 1, Level 2, and Level 3 of the fair value hierarchy.

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

Level 3 inputs are unobservable inputs used to measure fair value of an asset or liability to the extent that relevant observable inputs are not available; for example, situations in which there is little, if any, market activity for the asset or liability at the measurement date.

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

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, consolidated obligation discount notes and bonds; or in cases where hedge accounting treatment may not be available. We carry these financial instruments at fair value in our statements of condition with any changes in fair value immediately recognized as non-interest gain (loss) in our statements of income. Interest income or expense recognized in our statements of income on these financial instruments is based solely on the contractual amount of interest due or unpaid, except for discount notes which have a zero coupon rate. In such cases, interest expense accreted into our statements of income over the life of the discount notes is equal to the amount of the discount at the time the discount note was issued. Any transaction fees or costs are immediately recognized into other non-interest expense.

Cash and Due From Banks

We consider only cash and due from banks as cash and cash equivalents. Cash and due from banks consists of unrestricted reserves at the Federal Reserve Bank of Chicago.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Interest Bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell

We utilize these investments for short-term liquidity purposes and carry them at amortized cost in our statements of condition.

Collateral on Securities Purchased Under Agreements to Resell (resale agreements)

•	Collateral accepted from our counterparties is held in safekeeping in our name by third party custodians.

•	Although we are contractually permitted to sell or repledge the collateral, we do not do so given the short-term nature of our resale agreements.

•	The collateral's fair value approximates the resale agreement's carrying amount in our statements of condition.

•
A shortfall exists if the collateral's fair value decreases below the contractually required amount. In such cases, our counterparty is required to provide an equivalent amount of additional securities as collateral to make up the shortfall. If our counterparty does not provide such additional collateral, we reduce the resale agreement's carrying amount by the amount of the shortfall in collateral.

Investment Securities

We record purchases and sales of investment securities (securities) on a trade date basis. We classify securities as either trading, held-to-maturity (HTM), or available-for-sale (AFS) period based on the criteria outlined below. Classification is made at the time a security is acquired and then reassessed each subsequent reporting period.

•	Securities held solely for liquidity purposes are classified as trading. We are prohibited from holding trading securities for speculative purposes pursuant to FHFA regulations.

•	Securities held to provide additional earnings are classified as HTM. Classification as HTM requires that we have both the intent and ability to hold the security to maturity.

•	Securities not classified as either trading or HTM are classified as AFS; for example, securities held for asset-liability management purposes.

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

•
HTM securities are carried at their amortized cost basis. Amortized cost basis is defined as the original cost of a security adjusted for accretion, amortization, collection of cash, previous other-than-temporary impairment (OTTI) recognized into earnings (less any cumulative effect adjustments), and fair value hedge accounting adjustments.

•
AFS securities are carried at fair value. We recognize fair value changes related to AFS securities in Accumulated Other Comprehensive Income (Loss) (AOCI), except when we enter into a fair value hedge of an AFS security. In such cases, we immediately recognize fair value changes related to both the AFS security and its related derivative hedging instrument into our statements of income as a component of non-interest gain (loss) on derivatives and hedging activities.

•
We use the interest method to amortize/accrete premiums/discounts on HTM and AFS securities having a prepayment feature over their estimated lives, which is based on anticipated prepayments. Such amortization/accretion is recognized in our statements of income as interest income. If a difference arises between the prepayments anticipated and actual prepayments received, we recalculate the effective yield to reflect actual payments to date and anticipated future payments.

•
We use the interest method to amortize/accrete premiums/discounts on HTM and AFS securities that do not have a prepayment feature over the contractual life of the securities. Such amortization/accretion is recognized in our statements of income as interest income.

•	Gains and losses on sales of securities are determined using the specific identification method and are included in non-interest gain (loss) on the statements of income.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Investment Securities - Other-than-Temporary Impairment (OTTI)

We assess an HTM or AFS security for OTTI whenever its fair value is less than its amortized cost basis as of the reporting date.

Fair Value Write-downs

An OTTI security is written down to fair value under the following circumstances:

•	If we decide to sell the OTTI security.

•	If we believe it is more likely than not that we will be required to sell the OTTI security before the recovery of its amortized cost basis.

Credit and Non-Credit Loss Write-downs

We write-down and recognize an OTTI credit loss into our statements of income when we do not expect to recover the entire amortized cost basis of a HTM or an AFS security. We recognize non-credit related losses into AOCI when we have not decided to, or we believe it is more likely than not that we will not be required to sell the security before recovering its amortized cost basis.

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

Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Advances are carried either at amortized cost basis or fair value when we elect the fair value option - see Note 16 - Fair Value to the financial statements for further discussion on the fair value option. Amortized cost basis is defined as the original amount funded to our member, which includes premiums or discounts, if any, subsequently adjusted, if applicable, for accretion, amortization, collection of cash, and cumulative basis adjustments related to fair value hedges. Fair value hedge adjustments include ongoing (open) and/or discontinued (closed) fair value hedges. Cash flow hedging adjustments related to ongoing (open) and/or discontinued (closed) cash flow hedges are classified in AOCI. We utilize the interest method to amortize/accrete the items shown below into interest income over the contractual life of advances carried on an amortized cost basis.

•	Premiums and discounts, if any;

•	Closed fair value hedging adjustments; and

•	Closed cash flow hedging adjustments.

Prepayments

If an advance is prepaid, we recognize prepayment fees, if any, and any related fair value and/or cash flow hedging adjustments into interest income on our statements of income.

Modifications versus Extinguishments

In cases where a new advance is issued concurrently or shortly after the prepayment of an existing advance (within 5 business days), we determine whether the new advance represents a modification to the original terms of the prepaid advance or whether the prepayment represents an extinguishment. We recognize an extinguishment of an advance if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument or if we determine that a significant modification has occurred based on the specific facts and circumstances (and other relevant considerations) surrounding the modification.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

If the new advance is accounted for as a modification, then any unamortized cumulative basis adjustment resulting from fair value hedges of that advance and prepayment fees attributable to the original advance would continue to be amortized over the contractual life of the modified advance.

If we extinguish an advance, then any unamortized cumulative basis adjustment resulting from any related fair value hedges and/or prepayment fees are recognized immediately into our statements of income as interest income. Amounts deferred in AOCI related to a cash flow hedge on the extinguished advance are immediately recognized into gain or loss from derivatives and hedging activities.

MPF Loans

See Note 7 - MPF Loans for further details pertaining to the MPF Program and MPF Loans.

MPF Loans Held for Sale

We classify MPF Loans we acquire under the MPF Xtra product, MPF Direct product, and MPF Government MBS product as MPF Loans held for sale (HFS). Currently, we classify MPF Loans HFS in Other Assets. We elected the fair value option for MPF Loans HFS. Accordingly, we carry MPF Loans HFS at fair value in our statements of condition with any changes in fair value immediately recognized as non-interest gain (loss) in our statements of income. The initial fair value of the MPF Loans HFS includes the fair value amount of the MPF delivery commitment as of the purchase or settlement date. Any transaction fees, such as extension fees, or incremental third party transaction costs are immediately recognized into other noninterest income. Any transaction fees attributable to services we perform over the life of the MPF Loan HFS, such as administrative services, is recognized into noninterest income over the remaining life of that MPF Loan HFS after it is transferred or securitized to a third party. For MPF Loans acquired under the MPF Government MBS product, cash outflows from purchasing such loans are shown net of cash inflows from any principal payments received and proceeds received from issuing Ginnie Mae securities. The net cash flows from MPF Loans HFS are classified as an operating activity within our statements of cash flows.

MPF Loans Held in Portfolio

MPF Loans for which we have the intent and ability to hold until maturity are classified as MPF Loans held in portfolio on our statements of condition. MPF Loans held in portfolio are carried on an amortized cost basis. Amortized cost basis is defined as either the amount funded or the cost to purchase MPF Loans. Specifically, the amortized cost basis includes the initial fair value amount of the MPF delivery commitment as of the purchase or settlement date, agent fees (i.e., market risk premiums or discounts paid to or received from PFIs), if any, subsequently adjusted, if applicable, for accretion, amortization, collection of cash, charge-offs, and cumulative basis adjustments related to fair value hedges. Cumulative basis adjustments for MPF Loans only include discontinued (closed) fair value hedges.

Fee and Fair Value Hedging Adjustment Recognition in the Statements of Income

We use the interest method to amortize the items below into interest income in our statements of income over the contractual life of the MPF Loan.

•	Agent fees.

•	Fair value amount of the delivery commitment as of its settlement date.

•	Any origination net fees or costs representing yield adjustments.

•	Closed fair value hedging adjustments.

•	Credit enhancement fees.

Allowance for Credit Losses

On-Balance Sheet Financial Instruments

An allowance for credit losses is a contra asset valuation account on our statements of condition that provides for incurred but not reported credit losses for the reporting periods presented. If necessary, an allowance for credit losses is established for each portfolio segment defined by management. A portfolio segment is defined as the first level of disaggregation that we develop and document a systematic method for determining an allowance for credit losses attributable to our financing receivables as discussed in detail further below. We recognize a provision for (reversal of) credit losses in our statements of income based on available information relating to past events and the current economic environment. Future events are not considered when determining our allowance for credit losses.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Off-Balance Sheet Financial Instruments

A separate liability rather than a contra asset valuation account is established for credit products with off-balance sheet credit risk exposures, such as standby letters of credit. An inherent loss exists and an estimated loss is accrued by charging other noninterest expense in our statements of income if, based on available information relating to past events and the current economic environment, it is probable that a loss has been incurred and the amount of the probable loss can be reasonably estimated. Future events are not considered when determining whether a liability needs to be recorded.

We have identified our portfolio segments and have established an allowance methodology as discussed below.

•Member credit products (advances, letters of credit and other extensions of credit to borrowers);
•Conventional MPF Loans held in portfolio;
•Government Loans held in portfolio; and
•Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Member Credit Products

We consider our risk-based approach to determining collateral requirements, including risk-based collateral levels and collateral delivery triggers, and our credit extension policies as the primary tools for managing the credit quality on our member credit products. We assess and protect our rights to collateral on a member-by-member basis to determine if we have a collateral value that is at least equal to the credit outstanding to that member. The estimated collateral value required to secure each member's credit products is calculated for securities, by multiplying a percentage margin by the fair value of each security adjusted for eligible collateral and for loans, by multiplying a percentage margin by the unpaid principal balance of pledged loans, along with any applicable ineligibility discount factor. We also factor in the repayment history of our members when assessing whether a credit risk loss has been incurred with respect to our member credit products.

Conventional MPF Loans Held in Portfolio

MPF Risk Sharing Structure

Our allowance for credit losses methodology factors in the allocation of losses for conventional MPF products held in our portfolio as further described below. The credit risk analysis determines the degree to which layers of the MPF Risk Sharing Structure are available to recover losses on MPF Loans. PFIs deliver MPF Loans into pools designated by product specific Master Commitments (MCs). The credit risk analysis is performed at an individual MC level since loss recovery is MC-specific and no risk layer can be applied across a PFI's MCs. With respect to participation interests in MPF Loans, losses are allocated amongst the participating MPF Banks pro-ratably based upon their respective percentage participation interest in the related MC. Credit losses are absorbed under the MPF Risk Sharing Structure in the following order:

▪	Borrower's equity.

▪	Primary mortgage insurance (PMI), if any.

▪	The PFI. We will withhold a PFI's scheduled performance credit enhancement fee in order to reimburse ourselves for any losses allocated to the FLA (as further described below).

▪
Us or pro-rata with another MPF Bank in the case of a participation. Our first layer of exposure is referred to as the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point in which a PFI's credit enhancement obligation (CE Amount) would cover the next layer of losses. Our FLA exposure varies by MPF Loan product type - that is, MPF Original, MPF 100 and 125, and MPF Plus (or its variation, MPF 35).

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

•
Total Severity Rate: This severity rate is based on the total losses experienced and expenses incurred on conventional MPF Loans under the MPF Risk Sharing Structure. Specifically, this severity rate includes all credit losses related to contractual principal and interest due on impaired conventional MPF Loans, real estate owned (REO) sale losses, and periodic expenses incurred through the life cycle of a conventional MPF Loan, such as real estate taxes and attorney fees incurred after the MPF Loan is transferred to REO.

•
Credit Loss Severity Rate: The second severity rate only includes credit losses attributable to the contractual principal amounts due on impaired conventional MPF Loan portfolios that either were not collected or were not received on a timely basis.

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

We have not presented quantitative information pertaining to our total and credit loss severity rates due to the immateriality of our allowance for credit losses.

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

Government Loans Held in Portfolio

The PFI provides and maintains insurance or a guaranty from governmental agencies, which includes ensuring compliance with all of their requirements, and obtaining the benefit of the applicable insurance or guaranty with respect to defaulted Government Loans. Any losses incurred on Government Loans that are not recovered from the government insurer or guarantor are absorbed by the servicing PFI. Accordingly, credit losses of our portfolio segment for Government Loans included in our MPF Loan held in portfolio for the reporting periods presented is based on our assessment of our servicing PFIs' ability to absorb losses not covered by the applicable government guarantee or insurance.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal Funds sold are only evaluated for purposes of an allowance for credit losses if payment is not made when due. In this regard, we may establish an allowance for credit losses for Federal Funds sold when repayment has not been made according to contractual terms.

We may establish an allowance for credit losses for Securities Purchased Under Agreements to Resell in cases where all payments due under the contractual terms have not been received and where we do not hold sufficient underlying collateral. For example, if the credit markets experience disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

us. If the collateral's fair value amount has decreased below the resale agreement's carrying amount, we may suffer a credit loss that would be recognized as an allowance for credit loss with an offsetting amount recognized as a provision for credit losses in our statements of income.

Refer to Note 8 - Allowance for Credit Losses for further details.

Asset Classification and Charge-off Provisions

On January 1, 2014, we adopted the asset classification provisions of Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02) issued by the FHFA. On January 1, 2015, we prospectively adopted the remaining provisions of AB 2012-02. The remaining provisions did not have a material effect on our financial condition, results of operations, or cash flows at the time of adoption. AB 2012-02 established a standard and uniform methodology for the items outlined below.

•	When an asset should be "adversely classified" as either Substandard, Doubtful, or Loss.

▪
When an asset should be charged-off (excluding investment securities). A charge-off is recognized upon the occurrence of a confirming event, which include, but are not limited to, the items below. Our prior practice was to recognize a charge-off when a conventional MPF Loan was transferred to Real Estate Owned (REO).

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

•
Fair value measurement guidance for classified conventional MPF Loans held in portfolio and REO. We began using Automated Valuation Methodology (AVM) to determine the fair value of our impaired conventional MPF Loans held in portfolio, including troubled debt restructurings, and REO. Our prior practice was to determine fair value using broker price opinions, if available. If broker price opinions were not available, we used our credit loss severity rate determined from actual historical sales. The use of AVMs to determine fair value may result in increased volatility with respect to our allowance for credit losses and its related provision for (reversal of) credit loss in our financial statements.

•
When to place an asset on nonaccrual. Conventional MPF Loans held in portfolio are placed on nonaccrual when they become "adversely classified". An adverse classification means that such a loan is not considered well secured and is in the process of collection. Our prior practice was to place conventional MPF Loans held in portfolio on nonaccrual when the loan was 90 or more days past due (or 60 days past due in the case of a bankruptcy) and the loan was not well-secured and in the process of collection.

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

Derivatives

We carry all derivatives at fair value in our statements of condition. We designate derivatives either as fair value hedges, cash flow hedges, or economic hedges. We use fair value hedges to offset changes in the fair value or a benchmark interest rate (e.g., LIBOR) related to (1) a recognized asset or liability or (2) an unrecognized firm commitment. We use cash flow hedges to offset an exposure to variability in expected future cash flows associated with an existing recognized asset or liability or a forecasted transaction. We utilize economic hedges to reduce a particular risk, such as portfolio interest rate risk, for which hedge accounting is not permitted. Refer to Note 9 - Derivatives and Hedging Activities for additional disclosures.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Derivative Hedge Accounting - We apply hedge accounting to qualifying items. Our assessment that a derivative used as a hedging instrument is expected to effectively offset changes in fair values or cash flows during the term of the hedge for the risk being hedged is a key aspect of a hedged relationship qualifying for hedge accounting. We perform hedge effectiveness testing at hedge inception and at least quarterly thereafter. We use regression analysis to assess hedge effectiveness. We prepare formal contemporaneous documentation at hedge inception identifying qualifying items as outlined below.

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

We recognize changes in fair values on the derivative's trade date for both the derivative and the related hedged item, even when settlement date is used for the hedged item; for example, settlement date accounting is applied to advances and consolidated obligation bonds. Changes in the fair value of the derivative hedging instrument and the related hedged item in a qualifying fair hedge are recognized as non-interest gain (loss) in derivatives and hedging activities. Changes in the fair value of the derivative hedging instrument and the related hedged item in a qualifying cash flow hedge are recognized in AOCI to the extent that the hedge is effective. A cash flow hedge's ineffective portion is immediately recognized as non-interest gain (loss) in derivatives and hedging activities. Amounts recorded in AOCI are reclassified to interest income or expense during the period in which the hedged transaction affects earnings.

Discontinuance of Derivative Hedge Accounting - Derivative hedge accounting for discontinued fair value and cash flow hedges is outlined below.

•
We begin amortizing a closed fair value hedging adjustment on a hedged asset or liability into interest income or interest expense, whichever is appropriate, over its remaining life using the interest method at the time the hedge relationship is discontinued.

•	We begin amortizing a closed cash flow hedging adjustment on a hedged item from AOCI into interest income or interest expense when earnings are affected by the original forecasted transaction.

•	In cases where hedge accounting is discontinued and the derivative remains outstanding as an economic hedge, we account for the derivative as an economic hedge as discussed further below.

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

Accrued Interest Receivables and Payables - Any differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to either the interest income or interest expense based on the underlying nature of the hedged item; for example, the differential related to a hedge of an advance is recognized in interest income. The differentials between accruals of interest receivables and payables on economic hedges are recognized as non-interest gain (loss) in derivatives and hedging activities.

MPF Delivery Commitments - Commitments to purchase MPF Loans are carried at fair value as a derivative asset or derivative liability, with changes in fair value recognized as non-interest gain (loss) in derivatives and hedging activities.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Derivative Contracts with a Financing Element - Cash flows from derivative contracts are presented as cash flows from operating activities in our statements of cash flows, except in cases where an other-than-insignificant financing element is present at the derivative contract's inception. In such cases, we classify cash flows from derivative contracts as a financing activity. We define the term “other-than-insignificant” as an amount that is equal to or greater than 10% of the present value of an at-the-market derivative’s fully prepaid amount.

Consolidated Obligations

Consolidated obligations consist of discount notes and consolidated obligation bonds. Consolidated obligations are the joint and several liability of the FHLBs. See Note 10 - Consolidated Obligations to the financial statements for further details.

We carry consolidated obligations on an amortized cost basis, which includes premiums and discounts, if any, and cumulative basis adjustments related to ongoing (open) and/or discontinued (closed) fair value hedges (fair value hedging adjustments). An exception occurs when we elect the fair value option for a consolidated obligation. In such cases, we carry the consolidated obligation at fair value in our statements of condition with any changes in fair value immediately recognized as non-interest gain (loss) in our statements of income. See Note 16 - Fair Value to the financial statements for further discussion. Cumulative basis adjustments related to ongoing (open) and/or discontinued (closed) cash flow hedges (cash flow hedging adjustments) are classified in AOCI. We amortize the items below into interest expense for consolidated obligations carried on an amortized cost basis using the interest method.

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

Capital

Capital stock is issued and recorded at par. We record the repurchase of our capital stock from our members at par. The capital stock repurchased is retired. Dividends related to our capital stock are accrued at the expected dividend rate and reported as a reduction of retained earnings in our statements of condition with the offsetting entry to accrued dividend payable upon the date the dividends are declared.

Joint and Several Liability

We consider our joint and several liability for consolidated obligations as a related party guarantee. GAAP guidance pertaining to the initial recognition and measurement of guarantees does not apply to related party guarantees. As a result, we did not recognize an initial liability for our joint and several liability at fair value. We would accrue a liability if subsequently we expect to pay any additional amounts on behalf of other FHLBs under the joint and several liability.

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

Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan)

We recognize as a net pension cost our required contribution for the reporting period. We also either recognize a prepaid pension asset when we have contributed in excess of 100% of our minimum required contribution or a liability for any unpaid contributions required for the reporting period.

Segment Reporting

We manage our business activities as a single operating segment. Specifically, management defines our business, assesses financial performance, and allocates our resources on an entity-wide basis. As a result, we disclose information on an entity-wide basis.

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Leases

In February of 2016, the FASB issued new guidance pertaining to lease accounting. Except for short-term leases, we would be required to apply the new guidance to all our leases. The key provisions relevant to us our as follows:

•	Our obligation to make lease payments arising from a lease, measured on a discounted basis; and

•	A right-of-use asset, which is an asset that represents our right to use, or control the use of, a specified asset for the lease term.

Currently, we record operating leases off-balance sheet rather than on-balance sheet as a liability. A modified retrospective transition approach is required to be applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements.

The new guidance becomes effective January 1, 2019. We are in the process of reviewing its effect on our financial condition, results of operations, and cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January of 2016, the FASB issued new guidance pertaining to the recognition and measurement of financial assets and financial liabilities. The key provisions applicable to us include, but are not limited to the following:

•	The ability to elect the fair value option will continue to be permitted.

•
Requires recognizing the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk in other comprehensive income when we elect to carry that liability at fair value under the fair value option.

•
Requires separate presentation of financial assets and financial liabilities by measurement category, such as amortized cost, and form, such as securities or loans, on our statements of condition or the accompanying notes to the financial statements.

•	Eliminates the requirement to disclose the method(s) and assumptions used to estimate fair value of financial instruments measured at amortized cost on our statements of condition.

The new guidance becomes effective January 1, 2018. We are in the process of reviewing its effect on our financial condition, results of operations, and cash flows.

Simplifying the Presentation of Debt Issuance Cost (i.e., Concession Fees)

In April of 2015, the FASB issued new guidance requiring any concession fee to be presented as a direct deduction from the debt it relates to rather than separately presented as a deferred cost in Other Assets. We adopted the new guidance January 1, 2016.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The new guidance did not have a material retrospective effect our financial condition, results of operations, cash flows, or percentage net interest yield on our consolidated obligations at the time of adoption.

Amendments to Consolidation Analysis
In February of 2015, the FASB issued amended guidance concerning consolidation analysis. The new guidance is intended to enhance consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). We adopted the new guidance effective January 1, 2016. The new guidance did not have a material effect on our financial condition, results of operations, or cash flows at the time of adoption.

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern

In August of 2014, the FASB issued guidance that requires an entity's management to assess the entity's ability to continue as a going concern. Specifically, for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise “substantial doubt” about the entity’s ability to continue as a going concern. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity is unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance becomes effective for the interim and annual periods ending after December 15, 2016, and early application is permitted. The new guidance is not expected to have any effect on our financial condition, results of operations, or cash flows at the time of adoption.

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. In August of 2015, the FASB deferred the effective date for the new revenue recognition guidance until January 1, 2018. Financial instruments and other contractual rights within the scope of other GAAP guidance are excluded from the scope of this new revenue recognition guidance. We have completed our review of the new guidance. We concluded that since the majority of contracts with our members are excluded from the scope of this new guidance, the new guidance will not have a material effect on our financial condition, results of operations, or cash flows at the time of adoption.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2015	2014	2013
Interest income -

Interest bearing deposits, Federal Funds sold and securities purchased under agreements to resell	$10	$7	$9

Investment securities -
Trading	4	23	13
Available-for-sale	531	553	586
Held-to-maturity	270	294	329
Total investment securities	805	870	928

Advances -
Advance interest income	171	146	143
Advance prepayment fees, including related hedge adjustment gains (losses) of $0, $(1), and $9	10	12	32
Total Advances	181	158	175

MPF Loans held in portfolio	256	327	399

Total interest income	1,252	1,362	1,511

Interest expense -

Consolidated obligations -
Discount notes	294	269	288
Bonds	396	518	716
Total consolidated obligations	690	787	1,004

Subordinated notes	54	54	57

Total interest expense	744	841	1,061

Net interest income	508	521	450
Provision for (reversal of) credit losses	5	(7)	(2)
Net interest income after provision for (reversal of) credit losses	$503	$528	$452

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Securities

We classify securities as either trading, held-to-maturity (HTM), or available-for-sale (AFS). Our security disclosures within these classifications are disaggregated by major security types as shown below. Our major security types are based on the nature and risks of the security.

•
U.S. Government & other government related may consist of the sovereign debt of the United States; debt issued by government sponsored enterprises (GSE); and non-mortgage-backed securities of the Small Business Administration and Tennessee Valley Authority.

•	Federal Family Education Loan Program - asset backed securities (FFELP ABS).

•	GSE residential mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government-guaranteed MBS.

•	Private-label residential MBS.

•	State or local housing agency obligations.

Pledged Collateral

We disclose the amount of investment securities pledged as collateral pertaining to our derivatives activity parenthetically on our statements of condition. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities. We did not hold any securities we issued through our MPF Government MBS product as of December 31, 2015. We had no material gains or losses realized from the sales of trading securities.

As of	December 31, 2015	December 31, 2014
U.S. Government & other government related	$1,108	$102
Residential MBS -
GSE	50	63
Government-guaranteed	2	2
Residential MBS	52	65
Trading securities	$1,160	$167

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized Losses in AOCI	Carrying Amount and Fair Value
As of December 31, 2015
U.S. Government & other government related	$405	$21	$(4)	$422
State or local housing agency	18	—	—	18
FFELP ABS	5,090	233	(24)	5,299

Residential MBS:
GSE	9,427	383	(12)	9,798
Government-guaranteed	1,811	57	—	1,868
Private-label	61	4	—	65
Total Residential MBS	11,299	444	(12)	11,731
Total	$16,812	$698	$(40)	$17,470

As of December 31, 2014
U.S. Government & other government related	$479	$29	$—	$508
State or local housing agency	3	—	—	3
FFELP ABS	5,824	408	(11)	6,221

Residential MBS:
GSE	10,285	550	(8)	10,827
Government-guaranteed	2,258	87	—	2,345
Private-label	66	5	—	71
Total Residential MBS	12,609	642	(8)	13,243
Total	$18,915	$1,079	$(19)	$19,975

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
As of December 31, 2015
U.S. Government & other government related	$1,932	$—	$1,932	$64	$(1)	$1,995
State or local housing agency	16	—	16	—	—	16

Residential MBS:
GSE	2,163	—	2,163	134	—	2,297
Government-guaranteed	969	—	969	16	—	985
Private-label	1,104	(217)	887	334	(1)	1,220
Total Residential MBS	4,236	(217)	4,019	484	(1)	4,502
Total	$6,184	$(217)	$5,967	$548	$(2)	$6,513

As of December 31, 2014
U.S. Government & other government related	$2,222	$—	$2,222	$76	$(1)	$2,297
State or local housing agency	18	—	18	—	—	18

Residential MBS:
GSE	2,695	—	2,695	189	—	2,884
Government-guaranteed	1,129	—	1,129	28	—	1,157
Private-label	1,318	(264)	1,054	415	(1)	1,468
Total Residential MBS	5,142	(264)	4,878	632	(1)	5,509
Total	$7,382	$(264)	$7,118	$708	$(2)	$7,824

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2015
U.S. Government & other government related	$30	$(1)	$45	$(3)	$75	$(4)
State or local housing agency	4	—	—	—	4	—
FFELP ABS	64	(1)	787	(23)	851	(24)

Residential MBS:
GSE	1,081	(3)	1,006	(9)	2,087	(12)
Government-guaranteed	90	—	—	—	90	—
Private-label	—	—	8	—	8	—
Total Residential MBS	1,171	(3)	1,014	(9)	2,185	(12)
Total	$1,269	$(5)	$1,846	$(35)	$3,115	$(40)

As of December 31, 2014
U.S. Government & other government related	$48	$—	$—	$—	$48	$—
State or local housing agency	3	—	—	—	3	—
FFELP ABS	14	—	877	(11)	891	(11)

Residential MBS:
GSE	—	—	1,996	(8)	1,996	(8)
Private-label	—	—	16	—	16	—
Total Residential MBS	—	—	2,012	(8)	2,012	(8)
Total	$65	$—	$2,889	$(19)	$2,954	$(19)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of December 31, 2015
U.S. Government & other government related	$606	$—	$16	$(1)	$622	$(1)
State or local housing agency	1	—	10	—	11	—

Residential MBS:
GSE	4	—	—	—	4	—
Private-label	—	—	1,167	(218)	1,167	(218)
Total Residential MBS	4	—	1,167	(218)	1,171	(218)
Total	$611	$—	$1,193	$(219)	$1,804	$(219)

As of December 31, 2014
U.S. Government & other government related	$13	$—	$5	$(1)	$18	$(1)
State or local housing agency	10	—	—	—	10	—

Residential MBS:
GSE	—	—	5	—	5	—
Private-label	12	—	1,384	(265)	1,396	(265)
Total Residential MBS	12	—	1,389	(265)	1,401	(265)
Total	$35	$—	$1,394	$(266)	$1,429	$(266)

Contractual Maturity Terms

The following table presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of December 31, 2015	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$698	$698
Due after one year through five years	76	79	199	204
Due after five years through ten years	25	26	212	222
Due after ten years	322	335	839	887
ABS and MBS without a single maturity date	16,389	17,030	4,019	4,502
Total securities	$16,812	$17,470	$5,967	$6,513

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Interest Rate Payment Terms

The following table presents the interest rate payment terms of AFS and HTM securities at amortized cost basis for the reporting periods indicated.

	Available-for-Sale		Held-to-Maturity
As of December 31,	2015	2014	2015	2014
Non-MBS:
Fixed-rate	$415	$472	$1,932	$2,222
Variable-rate	5,098	5,834	16	18
Non-MBS	5,513	6,306	1,948	2,240
Residential MBS:
Fixed-rate	10,475	11,689	2,373	2,917
Variable-rate	824	920	1,863	2,225
Residential MBS	11,299	12,609	4,236	5,142
Total	$16,812	$18,915	$6,184	$7,382

Other-Than-Temporary Impairment Analysis

Significant Inputs Used to Determine OTTI

We assess an HTM or AFS private-label MBS security for OTTI whenever its fair value is less than its amortized cost basis as of the reporting date. Specifically, we generate cash flow projections utilizing key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Committee, which was formed by the FHLBs to achieve consistency among the FHLBs in their OTTI analyses for private-label MBS. We then utilize these cash flow projections to determine OTTI on our private-label MBS; however, we are still responsible for making our own OTTI determination, which includes determining the reasonableness of assumptions, significant inputs, and methodologies used, and performing the required present value calculations using appropriate historical cost bases and yields.

Cash Flow Analysis

We perform a cash flow analysis for substantially all of these private-label securities utilizing two models provided by independent third parties as described below,

•
First model. This model considers borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, prepayment rates, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets.

•
Second model. This model uses the month-by-month projections of future loan performance derived from the first model and allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.

As of December 31, 2015, we had a short-term housing price forecast with projected changes ranging from -3.0% to +8.0% over the twelve month period beginning October 1, 2015 over all markets. For the vast majority of markets, the short-term forecast has changes ranging from +2.0% to +5.0%.

Based on these inputs and assumptions, we had no OTTI charge for the year ended December 31, 2015.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Ongoing Litigation

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

Unpaid Principal Balance, Amortized Cost, Carrying Amount, and Fair Value - OTTI Private-Label MBS

The following table presents private-label MBS that have incurred OTTI at some point in time since we acquired the security. Each private-label MBS presented below is classified as prime, subprime, or Alt-A. Such classification depends upon the nature of the majority of underlying mortgages collateralizing each private-label MBS based on the issuer's classification, or as published by a nationally recognized statistical rating organization (NRSRO), at the time of issuance of the MBS.

As of December 31, 2015	Unpaid Principal Balance	Amortized Cost Basis	Non-Credit OTTI	Gross Unrealized Gains	Carrying Amount	Fair Value
OTTI AFS Securities- Private-label residential MBS:
Alt-A	$85	$60	$—	$4	$64	$64

OTTI HTM Securities- Private-label residential MBS:
Prime	862	691	(161)	—	530	733
Subprime	550	335	(56)	—	279	409
Total OTTI HTM securities	$1,412	$1,026	$(217)	$—	$809	$1,142

The following table presents the changes in the cumulative amount of credit losses (recognized into earnings) on OTTI investment securities for the reporting periods indicated.

For the years ended December 31,	2015	2014	2013
Beginning Balance	$620	$677	$717
Reductions:
Increases in expected future cash flows recorded as credit-related accretion into interest income	(52)	(57)	(40)
Ending Balance	$568	$620	$677

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality.

The following table presents our advances by redemption terms. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay advances with or without penalties.

As of December 31, 2015	Weighted Average Interest Rate		Amount
Due in one year or less	0.66%		$9,721
Due one to two years	0.95%		6,708
Due two to three years	0.68%	[a]	5,995
Due three to four years	0.46%	[a]	5,231
Due four to five years	0.53%	[a]	6,016
Due more than five years	1.95%		2,934
Par value	0.77%		$36,605

[a]
The weighted average interest rate is relatively lower when compared to other categories due to a majority of advances in this category consisting of variable rate advances which reset periodically at current interest rates.

See Note 8 - Allowance for Credit Losses for information related to our credit risk on advances and allowance methodology for credit losses.

The following table presents our advances by payment terms as of the dates indicated.

As of	December 31, 2015	December 31, 2014
Fixed-rate due in one year or less	$5,020	$4,078
Fixed-rate due after one year	5,496	6,086
Total fixed-rate	10,516	10,164
Variable-rate due in one year or less	4,701	3,002
Variable-rate due after one year	21,388	19,137
Total variable-rate	26,089	22,139
Par value	$36,605	$32,303
Hedging adjustments	159	166
Other adjustments	14	16
Total advances	$36,778	$32,485

The following advance borrowers exceeded 10% of our total advances outstanding:

As of December 31, 2015	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	30%
The Northern Trust Company	4,000		11%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 7 – MPF Loans

The MPF Program is a secondary mortgage market structure under which we acquire mortgage loans from PFIs, and in some cases we purchased participations in pools of eligible mortgage loans from other FHLBs (MPF Banks). MPF Loans are defined as fixed-rate conventional and government mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in pools of eligible mortgage loans from other MPF Banks.

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	December 31, 2015	December 31, 2014
Medium term (15 years or less)	$662	$1,094
Long term (greater than 15 years)	4,112	4,905
Total unpaid principal balance	4,774	5,999
Net premiums, credit enhancement and deferred loan fees	20	23
Hedging adjustments	37	50
Total before allowance for credit losses	4,831	6,072
Allowance for credit losses on MPF Loans	(3)	(15)
Total MPF Loans held in portfolio, net of allowance for credit losses	$4,828	$6,057

Conventional mortgage loans	$3,568	$4,619
Government Loans	1,206	1,380
Total unpaid principal balance	$4,774	$5,999

See Note 8 - Allowance for Credit Losses for information related to our credit losses on MPF Loans held in portfolio

In addition to our portfolio MPF products, PFIs sell eligible MPF Loans to us through the MPF Program infrastructure and we concurrently sell them to Fannie Mae under the MPF Xtra product and to third party investors under the MPF Direct product. Under our MPF Government MBS product, PFIs sell us Government Loans that we intend to hold in our MPF Loans held for sale portfolio for a short period of time until such loans are pooled into Ginnie Mae MBS. Other MPF Banks that offer these products allow their PFIs to sell MPF Loans directly to us. See Note 2 - Summary of Significant Accounting Policies for information related to our accounting for MPF Loans held for sale.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies to the financial statements for further details pertaining to the methodologies and factors we consider when determining the amount to recognize as an allowance for credit losses, if any, for each portfolio segment identified below.

We have identified our portfolio segments as shown below.

•Member credit products (advances, letters of credit and other extensions of credit to borrowers);
•Conventional MPF Loans held in portfolio;
•Government Loans held in portfolio; and
•Federal Funds Sold and Securities Purchased Under Agreements to Resell.
Member Credit Products

We have not recorded any allowance for credit losses for our member credit products portfolio segment based upon our credit analysis and the repayment history on member credit products. We had no member credit products that were past due, on nonaccrual status, involved in a troubled debt restructuring or otherwise considered impaired. We have not recorded a liability to reflect an allowance for credit losses for our member credit products with off-balance sheet credit exposures.

Conventional MPF Loans Held in Portfolio

The following table presents the changes in the allowance for credit losses attributable to our portfolio segment for conventional MPF Loans held in portfolio. See Note 2 - Summary of Significant Accounting Policies for information related to Advisory Bulletin 2012-02 on page F-16, which resulted in higher charge-offs during 2015.

For the years ended December 31,	2015	2014	2013
Balance, beginning of period	$15	$29	$42
Losses charged to the allowance	(17)	(7)	(11)
Provision for (reversal of) credit losses	5	(7)	(2)
Balance, end of period	$3	$15	$29

The following table presents the recorded investment in conventional MPF Loans by impairment methodology. Recorded investment in a conventional MPF Loan is its amortized cost basis plus related accrued interest receivable, if any. Recorded investment is not net of its allowance for credit losses but is net of any direct charge-off on the conventional MPF Loan.

As of	December 31, 2015	December 31, 2014
Specifically identified and individually evaluated for impairment	$—	$12
Homogeneous pools of loans collectively evaluated for impairment	3	3
Allowance for credit losses on conventional MPF Loans	$3	$15

Individually evaluated for impairment	$107	$160
Collectively evaluated for impairment	3,519	4,538
Total recorded investment	$3,626	$4,698

Government Loans Held in Portfolio

We did not establish an allowance for credit losses of our portfolio segment for Government Loans included in our MPF Loan held in portfolio for the reporting periods presented based on our assessment of our servicing PFIs' ability to absorb losses not covered by the applicable government guarantee or insurance. Further, Government Loans were not placed on nonaccrual status or disclosed as troubled debt restructurings for the same reason.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Quality Indicators - MPF Loans

The following table summarizes our recorded investment in MPF Loans by our key credit quality indicators, which include:

•	"Serious delinquency rate" consists of MPF Loans that are 90 days or more past due or in the process of foreclosure, as a percentage of the total recorded investment.

•
"Past due 90 days or more still accruing interest" consists of MPF Loans that are either government guaranteed or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee or insurance, such as PMI, of a financially responsible party) and in the process of collection.

	December 31, 2015			December 31, 2014
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$99	$63	$162	$138	$92	$230
Past due 60-89 days	32	21	53	43	23	66
Past due 90 days or more	100	15	115	153	44	197
Total past due	231	99	330	334	159	493
Total current	3,395	1,130	4,525	4,364	1,246	5,610
Total recorded investment	$3,626	$1,229	$4,855	$4,698	$1,405	$6,103
Also in process of foreclosure	$51	$3	$54	$77	$11	$88
Serious delinquency rate	2.77%	1.23%	2.38%	3.28%	3.15%	3.25%
Past due 90 days or more still accruing interest	$10	$15	$25	$25	$44	$69
On nonaccrual status	$107	$—	$107	$163	$—	$163

Troubled Debt Restructurings

As of December 31, 2015 and 2014, our recorded investment balances of conventional MPF Loans classified as troubled debt restructurings were $65 million and $73 million, respectively. The financial amounts related to troubled debt restructurings are not material to our financial condition, results of operations, or cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Individually Evaluated Impaired Conventional MPF Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance for credit losses attributable to individually evaluated impaired conventional MPF Loans. Conventional MPF Loans are individually evaluated for impairment when they are adversely classified. There is no allowance for credit losses attributable to conventional MPF Loans that are individually evaluated for impairment as of December 31, 2015, since the related allowance for credit losses have been charged off. See Note 2 - Summary of Significant Accounting Policies to the financial statements for further details.

As of	December 31, 2015	December 31, 2014
Recorded investment without an allowance for credit losses	$107	$—
Recorded investment with an allowance for credit losses	—	160
Unpaid principal balance without an allowance for credit losses	117	—
Unpaid principal balance with an allowance for credit losses	—	158
Related allowance for credit losses	—	12

The following table summarizes the average recorded investment of impaired conventional MPF Loans. We do not recognize interest income on impaired loans.

For the years ended December 31,	2015	2014	2013
Average recorded investment without an allowance for credit losses	$127	$—	$—
Average recorded investment with an allowance for credit losses	—	184	218

Federal Funds Sold and Securities Purchased Under Agreements to Resell

We only had credit risk exposure to overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of December 31, 2015. We did not have any term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight Securities Purchased Under Agreements to Resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Policies for our accounting policies for derivatives.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivative transactions may be entered into through an over-the-counter bilateral agreement with an individual counterparty. Additionally, we clear some derivatives transactions with clearinghouses classified as a Derivatives Clearing Organization (DCO) through a Futures Commission Merchant (FCM). We are not a derivatives dealer and do not trade derivatives for speculative purposes.

Managing Credit Risk on Derivative Agreements

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 16 - Fair Value for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our over-the-counter bilateral derivative agreements contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $39 million of collateral at fair value to our derivatives counterparties at December 31, 2015.

Cleared swaps are subject to initial and variation margin requirements established by the DCO and its clearing members. We post initial and variation margin through the clearing member, on behalf of the DCO, which could expose us to institutional credit risk in the event that a clearing member or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because a central DCO counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The DCO determines initial margin requirements for cleared derivatives. In this regard, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We had no requirement to post additional initial margin by our clearing agents at December 31, 2015.

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation for further discussion. In addition to the cash collateral as noted in the following table, we also pledged $62 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at December 31, 2015.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements.

	December 31, 2015					December 31, 2014
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$25,140	$30		$1,082		$30,940	$53		$1,348
Derivatives not in hedge accounting relationships-
Interest rate swaps	28,866	456		341		19,159	487		329
Interest rate swaptions	1,270	40		—		1,850	56		—
Interest rate caps or floors	1,131	76		—		1,164	105		—
Interest rate futures	7	—		—		3	—		—
Mortgage delivery commitments	479	1		1		284	3		3
TBAs Ginnie Mae securitizations	114	—		—		—	—		—
Derivatives not in hedge accounting relationships	31,867	573		342		22,460	651		332
Gross derivative amount before adjustments	$57,007	603		1,424		$53,400	704		1,680
Netting adjustments and cash collateral		(601)	[a]	(1,369)	[a]		(675)	[a]	(1,625)	[a]
Derivatives on statements of condition		$2		$55			$29		$55

[a]
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed by us with the same clearing agent and/or counterparty. Cash collateral posted was $793 million and $978 million at December 31, 2015, and 2014. Cash collateral received was $25 million and $29 million at December 31, 2015, and 2014.

The following table presents our gross recognized amount of offsetting derivative assets and liabilities for derivatives with legal right of offset as well as derivatives without the legal right of offset.

	Derivative Assets			Derivative Liabilities
As of December 31, 2015	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$509	$93	$602	$1,182	$241	$1,423
Netting adjustments and cash collateral	(508)	(93)	(601)	(1,140)	(229)	(1,369)
Derivatives with legal right of offset - net	1	—	1	42	12	54
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	2	—	2	43	12	55
Noncash collateral received (pledged) and cannot be sold or repledged	—	—	—	—	12	12
Net amount	$2	$—	$2	$43	$—	$43

As of December 31, 2014
Derivatives with legal right of offset -
Gross recognized amount	$656	$45	$701	$1,466	$211	$1,677
Netting adjustments and cash collateral	(632)	(43)	(675)	(1,414)	(211)	(1,625)
Derivatives with legal right of offset - net	24	2	26	52	—	52
Derivatives without legal right of offset	3	—	3	3	—	3
Derivatives on statements of condition	27	2	29	55	—	55
Noncash collateral received (pledged) and cannot be sold or repledged	23	—	23	—	—	—
Net amount	$4	$2	$6	$55	$—	$55

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

At December 31, 2015, we had $50 million of additional net credit exposure on cleared derivatives due to our pledging of non-cash collateral to a DCO for initial margin, which exceeded our net derivative liability position. We had $4 million comparable exposure at December 31, 2014.

The following table presents the gains (losses) of derivatives and hedging activities as presented in the statements of income.

For the years ending December 31,	2015	2014	2013
Fair value hedges -
Interest rate swaps	$(35)	$(22)	$13
Cash flow hedges	3	2	4
Economic hedges -
Interest rate swaps	(37)	(17)	60
Interest rate swaptions	4	(11)	(47)
Interest rate caps or floors	(29)	(37)	(76)
Interest rate future forwards	—	(1)	—
Net interest settlements	77	77	56
Mortgage delivery commitments	1	2	2
Economic hedges	16	13	(5)
Gains (losses) on derivatives and hedging activities	$(16)	$(7)	$12

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

For the years ending December 31,	On Derivative	On Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities	Net Interest Settlements Recorded in Net Interest Income	Closed Hedge Adjustments Amortized into Net Interest Income
2015
Hedged item type -
Available-for-sale securities	$43	$(56)	$(13)	$(133)	$(13)
Advances	6	(5)	1	(83)	(1)
MPF Loans held in portfolio	—	—	—	—	(13)
Consolidated obligation bonds	46	(69)	(23)	212	(7)
Total	$95	$(130)	$(35)	$(4)	$(34)
2014
Hedged item type -
Available-for-sale securities	$(4)	$—	$(4)	$(140)	$—
Advances	(123)	132	9	(81)	(5)
MPF Loans held in portfolio	—	—	—	—	(17)
Consolidated obligation bonds	310	(337)	(27)	253	(12)
Total	$183	$(205)	$(22)	$32	$(34)
2013
Hedged item type -
Available-for-sale securities	$293	$(284)	$9	$(139)	$—
Advances	142	(132)	10	(68)	5
MPF Loans held in portfolio	—	—	—	—	(32)
Consolidated obligation bonds	(458)	452	(6)	224	(23)
Total	$(23)	$36	$13	$17	$(50)

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

For the years ending December 31,	Amortization of Effective Portion Reclassified From AOCI to Interest	Ineffective Portion Reclassified From AOCI to Derivatives and Hedging Activities	Total Reclassified From AOCI to Statements of Income	Net Change in Other Comprehensive Income	Effective Portion Recorded in AOCI	Net Interest Settlements Recorded in Net Interest Income
2015
Advances - interest rate floors	$10	$—	$10	$(10)	$—	$—
Discount notes - interest rate swaps	(2)	3	1	124	125	(240)
Bonds - interest rate swaps	(3)	—	(3)	3	—	—
Total	$5	$3	$8	$117	$125	$(240)
2014
Advances - interest rate floors	$10	$—	$10	$(10)	$—	$—
Discount notes - interest rate swaps	(2)	2	—	93	93	(246)
Bonds - interest rate swaps	(2)	—	(2)	2	—	—
Total	$6	$2	$8	$85	$93	$(246)
2013
Advances - interest rate floors	$12	$—	$12	$(12)	$—	$—
Discount notes - interest rate caps	(1)	—	(1)	1	—	—
Discount notes - interest rate swaps	(2)	6	4	420	424	(262)
Bonds - interest rate swaps	(2)	(2)	(4)	4	—	—
Total	$7	$4	$11	$413	$424	$(262)

There were no amounts reclassified from AOCI into earnings for the periods presented as a result of the discontinuance of cash-flow hedges because the original forecasted transactions failed to occur by the end of the originally specified time period or within a two-month period thereafter. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $(3) million as of December 31, 2015. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is 5 years.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 10 – Consolidated Obligations

The FHLBs issue consolidated obligations through the Office of Finance as their agent. Consolidated obligations consist of discount notes and consolidated obligation bonds. Consolidated discount notes are issued primarily to raise short-term funds. Discount notes are issued at less than their face amount and redeemed at par value when they mature. The maturity of consolidated bonds may range from less than one year to over 20 years, but they are not subject to any statutory or regulatory limits on maturity.

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2015	Contractual Maturity	Weighted Average Interest Rate	By Next Maturity or Call Date
Due in one year or less	$3,028	3.22%	$14,990
One to two years	4,235	2.32%	3,390
Two to three years	4,197	1.33%	1,234
Three to four years	4,267	1.50%	1,793
Four to five years	2,841	1.66%	126
Thereafter	4,116	3.26%	1,151
Total par value	$22,684	2.19%	$22,684

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	December 31, 2015	December 31, 2014
Carrying Amount	$41,565	$31,054
Par Value	41,584	31,060
Weighted Average Interest Rate	0.22%	0.09%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	December 31, 2015	December 31, 2014
Noncallable	$10,148	$11,046
Callable	12,536	23,355
Par value	22,684	34,401
Bond premiums (discounts), net	4	17
Hedging adjustments	(101)	(177)
Fair value option adjustments	(1)	10
Total consolidated obligation bonds	$22,586	$34,251

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

Inverse Floating Bonds - The coupon rate on these bonds increases as an index declines and decreases as an index rises.

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

As of	December 31, 2015	December 31, 2014
Fixed-rate	$18,917	$24,081
Variable-rate	—	500
Step-up	3,037	9,040
Step-down	680	730
Inverse floating	50	50
Total par value	$22,684	$34,401

Total concession fees on consolidated obligations recognized in interest expense were $7 million, $7 million, and $5 million during the years ended December 31, 2015, 2014, and 2013.

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of December 31, 2015 and December 31, 2014. Refer to Note 17 - Commitments and Contingencies for further details.

	December 31, 2015			December 31, 2014
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$410,859	$494,343	$905,202	$484,812	$362,363	$847,175
FHLB Chicago as primary obligor	22,684	41,584	64,268	34,401	31,060	65,461
As a percent of the FHLB System	6%	8%	7%	7%	9%	8%

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

The following table summarizes the changes in the AHP payable for the periods indicated:

For the years ended December 31,	2015	2014	2013
AHP balance at beginning of year	$90	$78	$78
AHP expense accrual	39	44	33
Cash disbursements for AHP	(40)	(32)	(33)
AHP balance at end of year	$89	$90	$78

Note 12 – Subordinated Notes

As of December 31, 2015, we have $944 million of subordinated notes outstanding that mature on June 13, 2016. During 2013, we repurchased $56 million of our outstanding subordinated notes through open market purchases. The subordinated notes are not obligations of, and are not guaranteed by, the U.S. government or any FHLBs other than us. The subordinated notes are unsecured obligations and rank junior in priority of payment to our senior liabilities. Senior liabilities include all of our existing and future liabilities, such as deposits, consolidated obligations for which we are the primary obligor and consolidated obligations of the other FHLBs for which we are jointly and severally liable.

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

The subordinated notes may not be redeemed, in whole or in part, prior to maturity. These notes do not contain any provisions permitting holders to accelerate the maturity thereof on the occurrence of any default or other event. The subordinated notes were issued at par and accrue interest at a rate of 5.625% per annum. Interest is payable semi-annually in arrears on each June 13 and December 13. We will defer interest payments if five business days prior to any interest payment date we do not satisfy any minimum regulatory leverage ratio then applicable to us. As of December 31, 2015, we satisfied the minimum regulatory leverage ratios applicable to us, and we have not deferred any interest payments. We may not defer interest on the subordinated notes beyond their maturity date, which is June 13, 2016.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table details our minimum capital requirements:

	December 31, 2015		December 31, 2014
As of	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,027	$4,688	$1,127	$4,317
Total regulatory capital	$2,827	$4,688	$2,874	$4,317
Total regulatory capital ratio	4.00%	6.63%	4.00%	6.01%
Leverage capital	$3,534	$7,032	$3,592	$6,475
Leverage capital ratio	5.00%	9.95%	5.00%	9.01%

Regulatory capital and leverage capital do not include accumulated other comprehensive income (loss).

Capital Concentration

The following members' capital stock exceeded 10% of our total capital stock outstanding:

As of December 31, 2015	Capital Stock Outstanding		% of Total Outstanding
One Mortgage Partners Corp.	$250	[a]	13%
The Northern Trust Company	200		10%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Repurchase of Excess Capital Stock

Currently our practice is to repurchase excess capital stock held by members within three business days of receiving a repurchase request, subject to regulatory requirements and prudent business practices.

Joint Capital Enhancement Agreement

The FHLBs, including us, entered into a Joint Capital Enhancement Agreement, as later amended (JCE Agreement) and implemented in the FHLBs' capital plans. The intent of the JCE Agreement is to enhance the capital position of each FHLB by allocating that portion of each FHLB's earnings to a separate restricted retained earnings account at that FHLB.

The JCE Agreement provides that each FHLB is required to contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least 1% of that FHLB's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the income (loss) in AOCI for the reporting periods indicated.

	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized Gain (Loss) Cash Flow Hedges
For the years ended December 31,	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	Total AOCI
2015
Beginning balance	$1,060	$(264)	$(580)	$1	$217
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(402)	47	125	(7)	(237)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(5)	—	(5)
Non-interest gain (loss)	—	—	(3)	—	(3)
Total other comprehensive income in the period	(402)	47	117	(7)	(245)
Ending balance	$658	$(217)	$(463)	$(6)	$(28)

2014
Beginning balance	$1,052	$(320)	$(665)	$—	$67
Change in the period recorded to the statements of condition, before reclassifications to statements of income	8	56	93	—	157
Amounts reclassified in period to statements of income:
Net interest income	—	—	(6)	—	(6)
Non-interest gain (loss)	—	—	(2)	—	(2)
Non-interest expense	—	—	—	1	1
Total other comprehensive income in the period	8	56	85	1	150
Ending balance	$1,060	$(264)	$(580)	$1	$217

2013
Beginning balance	$1,576	$(381)	$(1,078)	$(10)	$107
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(524)	61	424	8	(31)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(7)	2	(5)
Non-interest gain (loss)	—	—	(4)	—	(4)
Total other comprehensive income in the period	(524)	61	413	10	(40)
Ending balance	$1,052	$(320)	$(665)	$—	$67

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

•
A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the Pension Plan year ended June 30, 2015 as of the date of this Form 10-K filing.

•	Our contributions for the years presented were not more than 5% of the total contributions to the Pension Plan.

•	The Pension Plan is not a collective bargaining agreement.

•	We did not pay any surcharges to the Pension Plan.

•	There was no funding improvement plan or rehabilitation plan implemented, nor is any such plan pending.

The Moving Ahead for Progress in the 21st Century Act (MAP-21) was enacted in July 2012 and amended by the Highway and Transportation Funding Act of 2014. In October of 2015 Congress passed the Bipartisan Budget Act of 2015 which further extended the adjustment of interest rates used to calculate the funding of the pension plan. MAP-21, as amended, contains provisions that stabilize the interest rates used to calculate our required contributions to the Pension Plan. There is an inverse relationship between interest rates and our required contributions to the Pension Plan; the lower the interest rate, the higher our required contribution to the Pension Plan. Current interest rates have been historically low such that our required contributions to the Pension Plan would have been higher had MAP-21 not been enacted.

Though MAP-21 increased our funded status during 2013 and 2014, during 2015 we were required to recognize $3 million in net pension expenses, which we recorded as a reduction in prepaid pension assets that resulted from prior period voluntary excess contributions. Net pension expense also includes a small amount attributable to administrative fees that we pay on an annual basis. For the years ended December 31, 2014 and 2013, we only recognized the annual administrative fees into net pension cost in compensation and benefits expense.

The following table provides details on our multiemployer Pension Plan. The funded status is calculated as the market value of plan assets divided by the funding target and reflects contributions received through the plan year ended June 30.

Pension Plan	2015	2014	2013
Net pension cost including administrative fees charged to compensation and benefits expense for the year end December 31,	$3	$1	$1
Plan funded status as of the plan year end June 30,	107%	111%	101%
Our portion of plan funded status as of the plan year end June 30,	121%	128%	113%
Our contributions including administrative fees for calendar year ended December 31,	$5	$5	$5
Total voluntary prepaid pension contributions, in other assets, as of December 31,	$15	$14	$10

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 16 - Fair Value

Fair value represents the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. Refer to Note 2 - Summary of Significant Accounting Policies for our fair value measurement policies.

Valuation Techniques and Significant Inputs

We believe our estimated fair value amounts determined from a valuation technique are reasonable; however, as outlined below, there are inherent limitations in any valuation technique.

•
Our estimated fair value amounts are highly subjective in nature. We select assumptions and inputs from a market participant's perspective to use with any of our valuation techniques. Such assumptions and inputs include, but are not limited to, the amount and timing of future cash flows, prepayment speed, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Significant judgment is required when selecting such assumptions and inputs. Using different assumptions and inputs could have a material effect on our estimated fair value amounts. Further, the estimated fair value amounts presented in our statements of condition and disclosed in our notes to financial statements are not necessarily indicative of the amounts that would be realized in current market transactions.

•	Our estimated fair value amounts are made as of the statement of condition date; and accordingly, such estimated fair value amounts are susceptible to material changes thereafter.

Outlined below is a description of our valuation techniques and significant assumptions.

Assets for which fair value approximates carrying amount. Due to the short-term nature and negligible credit risk, we use the carrying amount to estimate fair value of cash and due from banks, interest bearing deposits, Federal Funds sold, securities purchased under agreements to resell, and accrued interest receivable.

Investment securities—non-MBS and MBS. We use one of the valuation techniques outlined below to determine fair value.

•	Prices received from third party pricing vendors provided we believe their pricing models are consistent with what other market participants would use; or

•	An income approach based on a market-observable interest rate curve adjusted for a spread.

The significant inputs and assumptions utilized by third party pricing vendors in their proprietary pricing models are derived as outlined below for these securities.

•
Market observable sources (Level 1), which include, but are not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers, and other market related data, for securities that are actively traded.

•	Available market observable inputs (Level 2) rather than quoted market prices when valuing securities primarily comprised of our portfolio of government, mortgage and asset-backed securities.

•	Available market information (Level 2), such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, for fixed income securities that do not trade on a daily basis.

•	Significant unobservable inputs (Level 3) for securities, such as private-label MBS.

We annually review the four third party pricing vendors we utilize to measure the fair value of our agency and private-label MBS. Our annual review includes, but is not limited to, the following:

•	Confirming and further augmenting our understanding of the vendors' pricing processes, methodologies and control procedures.

•	Reviewing, if available, the vendors' independent auditors' reports to assess the vendors' internal controls over their valuation processes.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

•
Assessing our third party vendors' proprietary pricing models for reasonableness, including the underlying inputs and assumptions utilized. This is achieved by sampling securities across different asset classes and utilizing duration analysis since we do not have direct access to their propriety pricing models.

•
Using our third party vendor's pricing challenge process, which is in place for all security valuations. The pricing challenge process facilitates identification and resolution of potentially erroneous prices.

Private-label MBS and agency MBS. We determine our fair value measurement for private-label MBS and for agency MBS using the inputs received from our third party pricing vendors using a pricing process that is completed on at least a quarterly basis. Outlined below are the steps we follow to measure fair value for these securities.

•
We establish a median price for each security from the prices we receive from our third party pricing vendors. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. We determine the final price of the security based on the cluster average and an evaluation of any outlier prices as outlined below.

•	If all prices fall within the tolerance threshold level of the median price, the final price is simply the cluster average.

•
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

•
If some prices fall within the tolerance threshold level and some prices are outside the tolerance threshold level of the median price, additional analysis is required. The price or prices falling outside of the tolerance threshold level of the median price would be evaluated by us and a determination made to exclude that price or prices in the final price. If the price or prices that fall outside the tolerance threshold level of the median price are evaluated to be a better estimate of the fair value, then the selected outlier price will be the final price instead of the average of prices that fit within the tolerance level threshold of the median price. Possible factors that may be used to determine the quality of the outlier price or prices include:

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

As of December 31, 2015, four vendor prices were received for substantially all of our MBS holdings. We computed the final prices by taking the median of the four prices, excluding any outlier price deemed as unreasonable. We believe our final prices are representative of the exit price that we would receive to sell these securities in an orderly transaction with a market participant at the measurement date.
Non-MBS securities - SBA, agency bonds and housing development bonds. We use one third party pricing vendor to measure the fair value of these securities. If available, we compare the prices received from that service to two other third party pricing vendors to determine if the price is reasonable. If no other third party prices are available we validate against internal models.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

FFELP ABS. We use the fair value provided by a third party pricing vendor or average of pricing services or our internal model price in cases where a fair value is not provided by the third party pricing vendor to measure the fair value of our FFELP ABS. We assess these fair value measurements for reasonableness as outlined below.

•
Third party pricing vendor. The third party pricing vendor is compared to three other third party pricing vendors to test for reasonableness. We use the fair value of the third party pricing vendor provided it is within one point of other pricing vendors. We use the average fair value of four third party pricing vendors if their prices are available and present more than one point of difference in pricing.

•
Our internal pricing model. We compare comparable FFELP security prices provided by third party pricing vendors. The internal model price also is compared to three other third party pricing vendors to test for reasonableness.

Private-label residential MBS. The significant unobservable inputs used by third party pricing vendors in the fair value measurement of our private-label residential MBS are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. A change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The following table shows the range of values for our investment securities that are carried at fair value on our Statements of Condition using Level 3 significant inputs provided to us by third party pricing vendors.

			Range of Values
As of December 31, 2015		Fair Value	Minimum	Maximum
Available-For-Sale Securities	Private-Label MBS	$65	$63	$68

Advances. We determine the fair value of advances by calculating the present value of expected future cash flows. Expected future cash flows for advances carried at amortized cost exclude the amount of the accrued interest receivable. Expected future cash flows for advances carried at fair value under the fair value option does include the amount of the accrued interest receivable. We do not include prepayment risk when measuring the fair value of an advance product in cases where we charge a prepayment fee which makes us financially indifferent to the borrower’s decision to repay the advance prior to its maturity date.
The significant inputs used to determine fair value for advances carried under the fair value option in our statements of condition are shown below.

•
Consolidated Obligation curve (CO Curve). The Office of Finance constructs a market-observable curve referred to as the CO Curve. This curve is constructed using the U.S. Treasury Curve as a base curve which is then adjusted by adding indicative spreads obtained largely from market observable sources. These market indications are derived from pricing indications from dealers, historical pricing relationships, market activity such as recent GSE trades, and other secondary market activity. The CO Curve best represents our cost of funds and is an integral factor with respect to pricing our advance products. Accordingly, we utilize the CO Curve to measure an advance's fair value.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

MPF Loans held in portfolio. We measure the fair value of our entire mortgage loan portfolio based on to-be-announced (TBA) securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises, and adjust that fair value amount for impaired MPF Loans held in portfolio. Impaired conventional MPF Loans are adjusted to par value less our allowance for credit losses. Impaired Government Loans are adjusted to par value since that is the amount we ultimately expect to realize. The prices of the referenced mortgage-backed securities and the MPF Loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Prices are then adjusted for differences in coupon, average loan rate, seasoning, settlements, purchase market spread, and cash flow remittance between our MPF Loans and the referenced mortgage-backed securities. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.
MPF Loans held for sale (included in Other Assets). We measure the fair value of our MPF Loans held for sale portfolio based on to-be-announced (TBA) securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Accrued interest receivable and payable. The fair value approximates the recorded carrying amount.

Derivative assets/liabilities. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We estimate the fair value of a derivative that is not transacted in such an active market using standard valuation techniques, such as discounted cash-flow analysis and comparisons to similar instruments. We are subject to credit risk in derivative transactions due to the potential nonperformance by the derivative counterparties. As a result, we assess whether to provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of our derivatives. Accordingly, the credit valuation adjustment assessment takes into consideration the mitigating effects of our credit risk management. Refer to Note 9 - Derivatives and Hedging Activities for further discussion. As a result of our credit risk management practices, we believe that no credit valuation adjustment to the fair value of our derivative assets/liabilities is required.

We include the carrying amount of a derivatives accrued interest receivable/payable and cash collateral remitted to/received from counterparties in its fair value. We use the carrying amount as a proxy for fair value due to the short-term nature a derivatives accrued interest receivable/payable and cash collateral remitted to/received from counterparties.

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are shown below.
Interest-rate related:

•
We began using the Overnight Indexed Swap (OIS) curve rather than the LIBOR curve to determine the fair value of our derivative contracts during the first quarter of 2015. The initial effect of using the OIS curve was not material to our operating activities or financial statements.

•	Volatility assumption market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Prepayment assumption, if applicable.

•	In limited instances, fair value estimates for interest-rate related derivatives are obtained from dealers and are corroborated by us using a pricing model and observable market data.

Mortgage delivery commitments and to be announced mortgage-backed securities:

•	TBA price. Market-based prices of TBAs are determined by coupon class and expected term until settlement.
Deposits. We determine the fair values of deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the costs of deposits with similar terms.

Consolidated obligations. We estimate fair values based on: the cost of raising comparable term debt, independent market-based prices received from third party pricing vendors, or internal valuation models. Our internal valuation models use standard valuation techniques and estimate fair values based on the following significant inputs for those consolidated obligations carried at fair value:

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

Subordinated notes. We estimate fair values based on the cost of raising comparable term debt.

Impaired MPF Loans and real estate owned. See page F-52.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Estimates for Financial Instruments

The following tables are a summary of the fair value estimates and related levels in the fair value hierarchy. The carrying amounts are as recorded in the statements of condition. These tables do not represent an estimate of our overall market value as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities.

The following table shows the fair values of financial instruments that are measured at amortized cost on our statements of condition, except where we elected the fair value option. Financial instruments for which we elected the fair value option are measured at fair value on a recurring basis on our statements of condition and are parenthetically shown in the following table.

			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2015
Financial Assets -
Cash and due from banks	$499	$499	$499	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold	1,702	1,702	—	1,702	—
Securities purchased under agreements to resell	1,375	1,375	—	1,375	—
Held-to-maturity securities	5,967	6,513	—	5,293	1,220
Advances, $511 carried at fair value	36,778	36,736	—	36,736	—
MPF Loans held in portfolio, net	4,828	5,190	—	5,155	35
Financial Liabilities -
Deposits	$(538)	$(538)	$—	$(538)	$—
Consolidated obligation discount notes, $9,006 carried at fair value	(41,565)	(41,563)	—	(41,563)	—
Consolidated obligation bonds, $952 carried at fair value	(22,586)	(22,986)	—	(22,931)	(55)	[a]
Subordinated notes	(944)	(966)	—	(966)	—

As of December 31, 2014
Financial Assets -
Cash and due from banks	$342	$342	$342	$—	$—
Interest bearing deposits	560	560	560	—	—
Federal Funds sold	1,525	1,525	—	1,525	—
Securities purchased under agreements to resell	3,400	3,400	—	3,400	—
Held-to-maturity securities	7,118	7,824	—	6,356	1,468
Advances, $83 carried at fair value	32,485	32,546	—	32,546	—
MPF Loans held in portfolio, net	6,057	6,585	—	6,435	150
Financial Liabilities -
Deposits	$(666)	$(666)	$—	$(666)	$—
Consolidated obligation discount notes, $1,799 carried at fair value	(31,054)	(31,055)	—	(31,055)	—
Consolidated obligation bonds, $2,785 carried at fair value	(34,251)	(34,831)	—	(34,768)	(63)	[a]
Subordinated notes	(944)	(1,013)	—	(1,013)	—

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents financial instruments measured at fair value on a recurring basis on our statements of condition.

As of December 31, 2015	Level 2	Level 3		Netting		Total
U.S. Government & other government related	$1,108	$—				$1,108
GSE residential MBS	50	—				50
Governmental-guaranteed residential MBS	2	—				2
Trading securities	1,160	—				1,160
U.S. Government & other government related	422	—				422
State or local housing agency	18	—				18
FFELP ABS	5,299	—				5,299
GSE residential MBS	9,798	—				9,798
Government-guaranteed residential MBS	1,868	—				1,868
Private-label residential MBS	—	65				65
Available-for-sale securities	17,405	65				17,470
Advances	511	—				511
Derivative assets	598	5		$(601)	[a]	2
Other assets - Mortgage loans held for sale	54	—				54
Total financial assets at fair value	$19,728	$70		$(601)		$19,197
Level 3 as a percent of total assets at fair value		0.4%
Consolidated obligation discount notes	$(9,006)	$—				$(9,006)
Consolidated obligation bonds	(952)	(55)	[b]			(1,007)
Derivative liabilities	(1,424)	—		$1,369	[a]	(55)
Total financial liabilities at fair value	$(11,382)	$(55)		$1,369		$(10,068)
Level 3 as a percent of total liabilities at fair value		0.5%

As of December 31, 2014
U.S. Government & other government related	$102	$—				$102
GSE residential MBS	63	—				63
Governmental-guaranteed residential MBS	2	—				2
Trading securities	167	—				167
U.S. Government & other government related	508	—				508
State or local housing agency	3	—				3
FFELP ABS	6,221	—				6,221
GSE residential MBS	10,827	—				10,827
Government-guaranteed residential MBS	2,345	—				2,345
Private-label residential MBS	—	71				71
Available-for-sale securities	19,904	71				19,975
Advances	83	—				83
Derivative assets	691	13		$(675)	[a]	29
Total financial assets at fair value	$20,845	$84		$(675)		$20,254
Level 3 as a percent of total assets at fair value		0.4%
Consolidated obligation discount notes	(1,799)	—				(1,799)
Consolidated obligation bonds	(2,785)	(63)	[b]			(2,848)
Derivative liabilities	(1,680)	—		$1,625	[a]	(55)
Total financial liabilities at fair value	$(6,264)	$(63)		$1,625		$(4,702)
Level 3 as a percent of total liabilities at fair value		1.3%

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents assets that are recorded at fair value on a non-recurring basis for the years ended December 31, 2015, and 2014. We measure mortgage loans at fair value on a non-recurring basis due to the recognition of a credit loss. Real estate owned is measured using fair value when the asset's fair value less costs to sell is lower than its carrying amount.  The fair value information presented is not as of the period-end; rather the information is as of the date the fair value adjustment was recorded during the years ended December 31, 2015, and 2014. Effective January 1, 2015, we began using an Automated Valuation Methodology (AVM) to determine the fair value of our impaired conventional MPF Loans and REO pursuant to the guidance provided by AB 2012-02. Refer to Note 2 - Summary of Significant Accounting Policies for further details.

	Level 3
As of	December 31, 2015	December 31, 2014
Impaired conventional MPF Loans held in portfolio	$35	$150
REO (recorded in other assets)	12	9

Level 3 Reconciliation

The following table presents a reconciliation of assets and liabilities that are measured at fair value on the statements of condition using significant unobservable inputs (Level 3). We had no transfers to/from Level 3 for the periods presented.

	Available-For-Sale Private-Label MBS			Derivative Assets Interest-Rate Related			Consolidated Obligation Bonds
For the years ended December 31,	2015	2014	2013	2015	2014	2013	2015	2014	2013
Balance at beginning of period	$71	$72	$69	$13	$19	$32	$(63)	$(69)	$(82)
Gains (losses) recorded in earnings -
Interest income	4	4	3
Derivatives and hedging activities				(8)	(6)	(13)	8	6	13
Gains (losses) recorded in earnings	4	4	3	(8)	(6)	(13)	8	6	13
Gains (losses) recorded in OCI -
Net unrealized on AFS securities	(1)	2	3
Non-credit OTTI on AFS securities	—	—	8
Gains (losses) recorded in OCI	(1)	2	11
Paydowns and settlements	(9)	(7)	(11)	—	—	—	—	—	—
Balance at end of period	$65	$71	$72	$5	$13	$19	$(55)	$(63)	$(69)
Total unrealized gains (losses) recorded in earnings and attributable to instruments still held at period end	$4	$4	$3	$—	$—	$—	$8	$6	$—

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Option
We elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, discount notes, and consolidated obligation bonds, in cases where hedge accounting treatment may not be achieved. Specifically, hedge accounting may not be achieved in cases where it may be difficult to pass prospective or retrospective effectiveness testing under derivative hedge accounting guidance even though the derivatives used to hedge these financial instruments have matching terms. Accordingly, electing the fair value option allows us to better match the change in fair value of these financial instruments with the derivative economically hedging them. We made no adjustments to the fair values of these financial instruments for credit risk as of the reporting periods presented.

The following table summarizes the net gain (loss) related to financial assets and liabilities for which we elected the fair value option.

For the years ended December 31,	2015	2014	2013
Advances	$(2)	$2	$—
Mortgage loans held for sale (in other assets)	(1)	—	—
Discount notes	2	1	—
Bonds	9	10	—
Total	$8	$13	$—

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	December 31, 2015		December 31, 2014
As of	Advances	Bonds	Advances	Bonds
Unpaid principal balance	$509	$953	$80	$2,775
Fair value over (under) UPB	2	(1)	3	10
Fair value	511	952	83	2,785

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in millions except per share amounts unless otherwise indicated)

Note 17 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	December 31, 2015				December 31, 2014
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$105	$—		$105	$91	$—		$91
Member standby letters of credit	5,063	1,615	[a]	6,678	2,410	1,207	[a]	3,617
Housing authority standby bond purchase agreements	49	362		411	155	262		417
Committed unused member lines of credit	—	—		—	4,000	—		4,000
Advance commitments	163	5		168	158	104		262
MPF delivery commitments	279	—		279	143	—		143
Other commitments	48	3		51	68	—		68
Commitments	$5,707	$1,985		$7,692	$7,025	$1,573		$8,598

[a]	Contains $637 million and $974 million of member standby letters of credit at December 31, 2015 and December 31, 2014, which were renewable annually.

Commitments

Member standby letters of credit. A member standby letter of credit is a financing arrangement between us and our member. We execute a letter of credit with a member for a fee and require that member to fully collateralize the letter of credit at the time of issuance. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member if not reimbursed by the member. We monitor the creditworthiness of our members that have letters of credit. See Note 8 - Allowance for Credit Losses for information related to our credit risk for member standby letters of credit and our assessment of whether a liability should be recognized for our off-balance sheet credit risk.

Housing authority standby bond purchase agreements. We enter into agreements with state housing authorities within our district to provide them liquidity for a fee. Specifically, if required under the terms of the agreement, we purchase and hold a state housing authority's bonds until their designated marketing agent can find a suitable investor or the state housing authority repurchases the bond. These standby bond purchase commitments have original expiration periods of up to 5 years, expiring no later than 2020, although some may be renewable at our option. We purchased no bonds under these agreements during the periods presented above.

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

MPF delivery commitments. Includes on- and off-balance sheet delivery commitments to purchase mortgage loans. Off-balance sheet commitments are either resold to third party investors or are securitized into MBS.

Other. Consists of outstanding repurchase and indemnifications requests related to MPF Loans acquired under the MPF Xtra product and Community First Fund loans we have committed to fund but have not yet distributed.

Contingencies

Joint and Several Liability on Behalf of Another FHLB. We have a contingent obligation for the payment of principal and interest on consolidated obligations of all the FHLBs resulting from our joint and several liability. We did not expect to pay any additional amounts under our joint and several liability as of December 31, 2015 and December 31, 2014.

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

Note 18 – Transactions with Related Parties and Other FHLBs

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

Members

The following table summarizes balances we had with our members as defined above as related parties (including their affiliates). Members represented in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership or percentage of capital stock ownership over 10% as noted in Note 13 - Capital.

As of	December 31, 2015	December 31, 2014
Assets - Interest bearing deposits	$650	$560
Assets - Advances	15,168	11,159
Liabilities - Deposits	20	26
Equity - Capital Stock	467	267

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. All transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.  These transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	March 9, 2016	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	March 9, 2016	(Principal Financial Officer and Principal Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter E. Gutzmer, Executive Vice President, and Roger D. Lundstrom, Executive Vice President and Chief Financial Officer, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director's capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2015, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S-1

Federal Home Loan Bank of Chicago

Signature	Title	Date

/s/ Matthew R. Feldman	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2016
Matthew R. Feldman

/s/ Roger D. Lundstrom	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2016
Roger D. Lundstrom

*/s/ William W. Sennholz	Chairman of the Board of Directors	March 9, 2016
William W. Sennholz

*/s/ Michael G. Steelman	Vice Chairman of the Board of Directors	March 9, 2016
Michael G. Steelman

*/s/ James T. Ashworth	Director	March 9, 2016
James T. Ashworth

*/s/ Owen E. Beacom	Director	March 9, 2016
Owen E. Beacom

*/s/ Edward P. Brady	Director	March 9, 2016
Edward P. Brady

S-2

Federal Home Loan Bank of Chicago

Signature	Title	Date

*/s/ Mary J. Cahillane	Director	March 9, 2016
Mary J. Cahillane

*/s/ Mark J. Eppli	Director	March 9, 2016
Mark J. Eppli

*/s/ Michelle L. Gross	Director	March 9, 2016
Michelle L. Gross

*/s/ Thomas L. Herlache	Director	March 9, 2016
Thomas L. Herlache

*/s/ E. David Locke	Director	March 9, 2016
E. David Locke

*/s/ Phyllis Lockett	Director	March 9, 2016
Phyllis Lockett

*/s/ David R. Pirsein	Director	March 9, 2016
David R. Pirsein

*/s/ John K. Reinke	Director	March 9, 2016
John K. Reinke

*/s/ Leo J. Ries	Director	March 9, 2016
Leo J. Ries

*/s/ Steven F. Rosenbaum	Director	March 9, 2016
Steven F. Rosenbaum

*/s/ Gregory A. White	Director	March 9, 2016
Gregory A. White

*/s/ Charles D. Young	Director	March 9, 2016
Charles D. Young

* By: /s/ Peter E. Gutzmer		March 9, 2016
Peter E. Gutzmer, Attorney-in-fact

S-3