Form 10-Q
period 2016-03-31
Federal Home Loan Bank of Chicago
filed 2016-05-05
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR
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

As of April 30, 2016, including mandatorily redeemable capital stock, registrant had 20,326,577 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$33	$499
Interest bearing deposits	650	650
Federal Funds sold	3,610	1,702
Securities purchased under agreements to resell	250	1,375
Investment securities -
Trading, $103 and $62 pledged	1,156	1,160
Available-for-sale	16,742	17,470
Held-to-maturity, $5,741 and $6,513 fair value	5,189	5,967
Investment securities	23,087	24,597
Advances, $605 and $511 carried at fair value	38,353	36,778
MPF Loans held in portfolio, net of allowance for credit losses of $(2) and $(3)	4,679	4,828
Derivative assets	3	2
Other assets	248	240
Assets	$70,913	$70,671

Liabilities
Deposits -
Noninterest bearing	$44	$41
Interest bearing, $17 and $12 from other FHLBs	454	497
Deposits	498	538
Consolidated obligations, net -
Discount notes, $2,237 and $9,006 carried at fair value	40,293	41,564
Bonds, $3,811 and $952 carried at fair value	24,021	22,582
Consolidated obligations, net	64,314	64,146
Derivative liabilities	60	55
Affordable Housing Program assessment payable	90	89
Mandatorily redeemable capital stock	302	8
Other liabilities	292	239
Subordinated notes	944	944
Liabilities	66,500	66,019
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock - putable $100 par value - 10 million and 13 million shares issued and outstanding	1,050	1,313
Class B2 membership stock - putable $100 par value - 7 million and 6 million shares issued and outstanding	683	637
Capital stock	1,733	1,950
Retained earnings - unrestricted	2,453	2,407
Retained earnings - restricted	337	323
Retained earnings	2,790	2,730
Accumulated other comprehensive income (loss) (AOCI)	(110)	(28)
Capital	4,413	4,652
Liabilities and capital	$70,913	$70,671

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2016	2015
Interest income	$318	$321
Interest expense	198	191
Net interest income	120	130

Noninterest gain (loss) on -
Trading securities	1	(1)
Derivatives and hedging activities	(16)	(11)
Instruments held under fair value option	5	3
Other, net	7	4
Noninterest gain (loss)	(3)	(5)

Noninterest expense -
Compensation and benefits	23	19
Other operating expenses	15	11
Other	2	3
Noninterest expense	40	33

Income before assessments	77	92

Affordable Housing Program assessment	8	9

Net income	$69	$83

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2016	2015
Net income	$69	$83

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale securities	(40)	(22)
Non-credit OTTI held-to-maturity securities	11	13
Net unrealized gain (loss) cash flow hedges	(53)	(28)
Post-retirement plans	—	(8)
Other comprehensive income (loss)	(82)	(45)

Comprehensive income	$(13)	$38

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Capital
December 31, 2015	13	$1,313	6	$637	19	$1,950	$2,407	$323	$2,730	$(28)	$4,652
Comprehensive income							55	14	69	(82)	(13)
Proceeds from issuance of capital stock	2	183	—	1	2	184					184
Repurchases of capital stock	(1)	(104)	—	(3)	(1)	(107)					(107)
Capital stock reclassified to mandatorily redeemable capital stock	(3)	(294)	—	—	(3)	(294)					(294)
Transfers between classes of capital stock	(1)	(48)	1	48
Cash dividends - class B1(2.60% annualized rate)							(8)		(8)		(8)
Cash dividends - class B2(0.60% annualized rate)							(1)		(1)		(1)
March 31, 2016	10	$1,050	7	$683	17	$1,733	$2,453	$337	$2,790	$(110)	$4,413

December 31, 2014	8	$827	11	$1,075	19	$1,902	$2,152	$254	$2,406	$217	$4,525
Comprehensive income							67	16	83	(45)	38
Proceeds from issuance of capital stock	—	32	—	6	—	38					38
Repurchases of capital stock	—	(1)	—	(16)	—	(17)					(17)
Transfers between classes of capital stock	—	(31)	—	31
Cash dividends - class B1(2.25% annualized rate)							(4)		(4)		(4)
Cash dividends - class B2(0.50% annualized rate)							(1)		(1)		(1)
March 31, 2015	8	$827	11	$1,096	19	$1,923	$2,214	$270	$2,484	$172	$4,579

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Three months ended March 31,	2016		2015
Operating	Net cash provided by (used in) operating activities	$(9)		$121
Investing	Net change Federal Funds sold	(1,908)		(1,497)
	Net change securities purchased under agreements to resell	1,125		2,000
	Advances -
	Principal collected	149,976		52,328
	Issued	(151,432)		(51,723)
	MPF Loans held in portfolio -
	Principal collected	282		337
	Purchases	(132)		(13)
	Trading securities -
	Proceeds from maturities and paydowns	103		3
	Purchases	(100)		—
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	581	[a]	705	[a]
	Proceeds from maturities and paydowns	232		232
	Purchases	(11)		(6)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	727		517
	Purchases	(2)		—
	Other investing activities	6		11
	Net cash provided by (used in) investing activities	(553)		2,894
Financing	Net change deposits	(40)		(20)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	42,844		149,597
	Bonds	4,410		4,885
	Payments for maturing and retiring consolidated obligations-
	Discount notes	(44,124)		(150,180)
	Bonds	(3,050)		(6,179)
	Net proceeds (payments) on derivative contracts with financing element	(12)		(18)
	Proceeds from issuance of capital stock	184		38
	Repurchase of capital stock	(107)		(17)
	Cash dividends paid	(9)		(5)
	Net cash provided by (used in) financing activities	96		(1,899)
	Net increase (decrease) in cash and due from banks	(466)		1,116
	Cash and due from banks at beginning of period	499		342
	Cash and due from banks at end of period	$33		$1,458
Noncash	Capital stock reclassified to mandatorily redeemable capital stock	$294		$—

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

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

Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district is Illinois and Wisconsin. All federally-insured depository institutions, insurance companies engaged in residential housing finance, credit unions and community development financial institutions located in our district are eligible to apply for membership with us. All our members are required to purchase our capital stock as a condition of membership. Our capital stock is not publicly traded, and is issued, repurchased or redeemed at par value, $100 per share, subject to certain statutory and regulatory limits. As a cooperative, we do business with our members, and former members (under limited circumstances). Specifically, we provide credit principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program.

Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (GAAP). Amounts in prior periods may be reclassified to conform to the current presentation and if material are disclosed in the following notes.

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements and the following footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2015, included in our Annual Report on Form 10-K (2015 Form 10-K) starting on page F-1, as filed with the SEC.

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

Note 2 – Summary of Significant Accounting Policies

Our Summary of Significant Accounting Policies through December 31, 2015, can be found in Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2015 Form 10-K. We adopted the following policies in 2016:

Simplifying the Presentation of Debt Issuance Cost (i.e., Concession Fees)

In April of 2015, the FASB issued new guidance requiring any concession fee to be presented as a direct deduction from the debt it relates to rather than separately presented as a deferred cost in Other Assets. We retrospectively adopted the new guidance January 1, 2016 by reclassifying deferred concession fees from Other Assets to its related debt, which includes our Consolidated obligations discount notes, Consolidated obligation bonds and Subordinated notes. This reclassification did not have a material effect on our financial condition, results of operations, cash flows, or percentage net interest yield on our consolidated obligations at the time of adoption.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March of 2016, the FASB issued new guidance clarifying that a change in counterparty (novation) to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or be considered a change in the critical term of the hedging relationship. We early adopted this new guidance on a prospective basis effective January 1, 2016. The new guidance did not have a material effect on our financial condition, results of operations, or cash flows at the time of adoption.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Contingent Put and Call Options in Debt Instruments

In March of 2016, the FASB issued new guidance clarifying the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Specifically, the FASB clarified that the determination as to whether an embedded call (put) option is clearly and closely related to its debt host contract, should be determined solely based on the four-step decision sequence outlined in existing GAAP. Entities no longer will be required to assess whether the event triggering the acceleration of the contingent call (put) option is related to interest rates or credit risk as opposed to some extraneous event or factor in order to determine whether an embedded contingent call (put) option is clearly and closely related to its debt host. We plan to adopt the new guidance on its effective date, which is January 1, 2017. The modified retrospective approach is required when adopting the new guidance. We do not expect the new guidance to have a material effect on our financial condition, results of operations, or cash flows at the time of adoption.

Leases

In February of 2016, the FASB issued new guidance pertaining to lease accounting. Outlined below are the key provisions relevant to us. These provisions provide guidance governing lessee accounting for operating leases. Currently, we record operating leases off-balance sheet rather than on-balance sheet in our statements of condition.

•	Recognize a right-of-use asset and a lease liability, initially measured at the present value of lease payments, in our statement of condition.

•	Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis.

•	Classify all cash payments within operating activities in our statement of cash flows.

•	For leases with a term of 12 months or less, we would be permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities.

The new guidance becomes effective January 1, 2019. A modified retrospective transition approach is required to be applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are in the process of reviewing its expected effect on our financial condition, results of operations, and cash flows.

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

The new guidance becomes effective January 1, 2018. We are in the process of reviewing its expected effect on our financial condition, results of operations, and cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. In August of 2015, the FASB deferred the effective date for the new revenue recognition guidance until January 1, 2018. In March of 2016, the FASB issued additional guidance related to distinguishing when an entity is acting as a principal versus an agent in contracts with customers. The distinction is relevant to reporting revenue gross (as principal) or net (as agent). In April of 2016, the FASB issued additional guidance for identifying performance obligations and licensing agreements for purposes of revenue recognition. Financial instruments and other contractual rights within the scope of other GAAP guidance are excluded from the scope of this new revenue recognition guidance. We have completed our review of the new guidance, including the guidance issued in March and April of 2016 described above. We concluded that since the majority of contracts with our members are excluded from the scope of this new guidance, the new guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows at the time of adoption.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended March 31,
	2016	2015
Interest income -

Interest bearing deposits, Federal Funds sold and securities purchased under agreements to resell	$5	$3

Investment securities -
Trading	2	1
Available-for-sale	132	134
Held-to-maturity	59	69
Investment securities	193	204

Advances -
Advance interest income	62	39
Advance prepayment fees, including related hedge adjustment gains (losses) of $0 and $1	1	6
Advances	63	45

MPF Loans held in portfolio	57	69

Interest income	318	321

Interest expense -

Consolidated obligations -
Discount notes	82	72
Bonds	102	105
Consolidated obligations	184	177

Subordinated notes	14	14

Interest expense	198	191

Net interest income	$120	$130

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

Trading Securities

The following table presents the fair value of our trading securities. We did not hold a material amount of securities we issued through our MPF Government MBS product as of the dates presented. We had no material unrealized gains or losses on trading securities.

As of	March 31, 2016	December 31, 2015
U.S. Government & other government related	$1,106	$1,108
Residential MBS:
GSE	48	50
Government-guaranteed	2	2
Residential MBS	50	52
Trading securities	$1,156	$1,160

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of March 31, 2016
U.S. Government & other government related	$380	$24	$(6)	$398
State or local housing agency	20	—	—	20
FFELP ABS	4,915	165	(27)	5,053

Residential MBS:
GSE	9,063	414	(15)	9,462
Government-guaranteed	1,687	60	—	1,747
Private-label	59	3	—	62
Residential MBS	10,809	477	(15)	11,271
Available-for-sale securities	$16,124	$666	$(48)	$16,742

As of December 31, 2015
U.S. Government & other government related	$405	$21	$(4)	$422
State or local housing agency	18	—	—	18
FFELP ABS	5,090	233	(24)	5,299

Residential MBS:
GSE	9,427	383	(12)	9,798
Government-guaranteed	1,811	57	—	1,868
Private-label	61	4	—	65
Residential MBS	11,299	444	(12)	11,731
Available-for-sale securities	$16,812	$698	$(40)	$17,470

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of March 31, 2016
U.S. Government & other government related	$1,307	$—	$1,307	$80	$—	$1,387
State or local housing agency	15	—	15	—	—	15

Residential MBS:
GSE	2,093	—	2,093	151	—	2,244
Government-guaranteed	928	—	928	19	—	947
Private-label	1,052	(206)	846	303	(1)	1,148
Residential MBS	4,073	(206)	3,867	473	(1)	4,339
Held-to-maturity securities	$5,395	$(206)	$5,189	$553	$(1)	$5,741

As of December 31, 2015
U.S. Government & other government related	$1,932	$—	$1,932	$64	$(1)	$1,995
State or local housing agency	16	—	16	—	—	16

Residential MBS:
GSE	2,163	—	2,163	134	—	2,297
Government-guaranteed	969	—	969	16	—	985
Private-label	1,104	(217)	887	334	(1)	1,220
Residential MBS	4,236	(217)	4,019	484	(1)	4,502
Held-to-maturity securities	$6,184	$(217)	$5,967	$548	$(2)	$6,513

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of March 31, 2016
U.S. Government & other government related	$32	$(2)	$47	$(4)	$79	$(6)
FFELP ABS	60	(1)	762	(26)	822	(27)

Residential MBS:
GSE	1,544	(5)	1,014	(10)	2,558	(15)
Government-guaranteed	25	—	—	—	25	—
Private-label	—	—	21	—	21	—
Residential MBS	1,569	(5)	1,035	(10)	2,604	(15)
Available-for-sale securities	$1,661	$(8)	$1,844	$(40)	$3,505	$(48)

As of December 31, 2015
U.S. Government & other government related	$30	$(1)	$45	$(3)	$75	$(4)
State or local housing agency	4	—	—	—	4	—
FFELP ABS	64	(1)	787	(23)	851	(24)

Residential MBS:
GSE	1,081	(3)	1,006	(9)	2,087	(12)
Government-guaranteed	90	—	—	—	90	—
Private-label	—	—	8	—	8	—
Residential MBS	1,171	(3)	1,014	(9)	2,185	(12)
Available-for-sale securities	$1,269	$(5)	$1,846	$(35)	$3,115	$(40)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of March 31, 2016
U.S. Government & other government related	$—	$—	$16	$—	$16	$—
State or local housing agency	1	—	9	—	10	—

Residential MBS:
GSE	4	—	—	—	4	—
Government-guaranteed	141	—	—	—	141	—
Private-label	6	—	1,098	(207)	1,104	(207)
Residential MBS	151	—	1,098	(207)	1,249	(207)
Held-to-maturity securities	$152	$—	$1,123	$(207)	$1,275	$(207)

As of December 31, 2015
U.S. Government & other government related	$606	$—	$16	$(1)	$622	$(1)
State or local housing agency	1	—	10	—	11	—

Residential MBS:
GSE	4	—	—	—	4	—
Private-label	—	—	1,167	(218)	1,167	(218)
Residential MBS	4	—	1,167	(218)	1,171	(218)
Held-to-maturity securities	$611	$—	$1,193	$(219)	$1,804	$(219)

Contractual Maturity Terms

The following table presents the amortized cost basis and fair value of AFS and HTM securities by contractual maturity, excluding ABS and MBS securities. These securities are excluded because their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of March 31, 2016	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$123	$124
Due after one year through five years	65	68	314	329
Due after five years through ten years	28	29	76	78
Due after ten years	307	321	809	871
ABS and MBS without a single maturity date	15,724	16,324	3,867	4,339
Total securities	$16,124	$16,742	$5,189	$5,741

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

Cash Flow Analysis

We perform a cash flow analysis for substantially all of these private-label securities utilizing two models provided by independent third parties as described below,

•
First model. This model considers borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, prepayment rates, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. Outputs from this first model are then used as inputs by the second model as follows.

•
Second model. This model uses the month-by-month projections of future loan performance derived from the first model and allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.

At March 31, 2016, we had a short-term housing price forecast with projected changes ranging from -1.0% to +8.0% over the twelve month period beginning January 1, 2016 over all markets. For the vast majority of markets, the short-term forecast has changes ranging from +3.0% to +5.0%.

Based on these inputs and assumptions, we had no OTTI for the periods presented.

The following table presents the changes in the cumulative amount of previously recorded OTTI credit losses (recognized into earnings) on investment securities for the reporting periods indicated.

	Three months ended March 31,
	2016	2015
Beginning Balance	$568	$620
Reductions:
Increases in expected future cash flows recorded as accretion into interest income	(13)	(15)
Ending Balance	$555	$605

On October 15, 2010, we instituted litigation relating to 64 private-label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. In April 2016, we received a payment of $37.5 million (partially offset by $5.0 million of related legal fees and other expenses) resulting from a settlement with some of the defendants. As of April 30, 2016, the remaining litigation covers four private-label MBS bonds in the aggregate original principal amount of $77.5 million.

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

As of March 31, 2016	Weighted Average Interest Rate		Amount
Due in one year or less	0.74%		$9,603
One to two years	0.84%		7,851
Two to three years	0.70%	[a]	5,515
Three to four years	0.59%	[a]	7,037
Four to five years	0.77%	[a]	4,119
More than five years	1.71%		3,935
Par value	0.83%		$38,060

[a]
The weighted average interest rate is relatively lower when compared to other categories due to a majority of advances in this category consisting of variable rate advances which reset periodically at current interest rates.

See Note 8 - Allowance for Credit Losses for information related to our credit risk on advances and allowance methodology for credit losses.

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	March 31, 2016	December 31, 2015
Par value	$38,060	$36,605
Hedging adjustments	268	159
Other adjustments	25	14
Advances	$38,353	$36,778

The following advance borrowers exceeded 10% of our total advances outstanding:

As of March 31, 2016	Par Value		% of Total Outstanding
One Mortgage Partners Corp	$11,000	[a]	29%
The Northern Trust Company	4,000		11%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 7 – MPF Loans Held in Portfolio

We acquire MPF Loans from PFIs to hold in our portfolio, and in some cases we purchased participations in pools of eligible mortgage loans from other FHLBs (MPF Banks). MPF Loans are defined as fixed-rate conventional and government mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in pools of eligible mortgage loans from other MPF Banks.

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	March 31, 2016	December 31, 2015
Medium term (15 years or less)	$580	$662
Long term (greater than 15 years)	4,046	4,112
Unpaid principal balance	4,626	4,774
Net premiums, credit enhancement and deferred loan fees	21	20
Hedging adjustments	34	37
MPF Loans held in portfolio, before allowance for credit losses	4,681	4,831
Allowance for credit losses on MPF Loans	(2)	(3)
MPF Loans held in portfolio, net	$4,679	$4,828

Conventional mortgage loans	$3,453	$3,568
Government Loans	1,173	1,206
Unpaid principal balance	$4,626	$4,774

See the MPF Risk Sharing Structure on page F-14 in our 2015 Form 10-K for information related to our credit losses on MPF Loans held in portfolio

In addition to our portfolio MPF Products, PFIs sell eligible MPF Loans to us through the MPF Program infrastructure and we concurrently sell them to third party investors or hold MPF Loans in our held for sale portfolio in other assets for a short period of time until such loans are pooled into MBS.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2015 Form 10-K for further details pertaining to the methodologies and factors we consider when determining the amount to recognize as an allowance for credit losses, if any, for each portfolio segment identified below.

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

For further detail of our MPF Risk Sharing Structure see page F-14 in our 2015 Form 10-K.

The following table presents the changes in the allowance for credit losses attributable to our portfolio segment for conventional MPF Loans held in portfolio.

	Three months ended March 31,
	2016	2015
Balance, beginning of period	$3	$15
Losses charged to the allowance	(1)	(11)
Balance, end of period	$2	$4

The following table presents the recorded investment in conventional MPF Loans by impairment methodology. Recorded investment in a conventional MPF Loan is its amortized cost basis plus related accrued interest receivable, if any. Recorded investment is not net of its allowance for credit losses but is net of any direct charge-off on the conventional MPF Loan.

As of	March 31, 2016	December 31, 2015
Allowance for credit losses on conventional MPF Loans -
Homogeneous pools of loans collectively evaluated for impairment	$2	$3

Recorded investment in conventional MPF Loans -
Individually evaluated for impairment	$96	$107
Collectively evaluated for impairment	3,415	3,519
Recorded investment	$3,511	$3,626

Government Loans Held in Portfolio

Any losses incurred on Government Loans that are not recovered from the government insurer or guarantor are absorbed by the servicing PFI. We did not establish an allowance for credit losses of our portfolio segment for Government Loans included in our MPF Loan held in portfolio for the reporting periods presented based on our assessment of our servicing PFIs' ability to absorb such losses. Further, Government Loans were not placed on nonaccrual status or disclosed as troubled debt restructurings for the same reason.

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

	March 31, 2016			December 31, 2015
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$92	$52	$144	$99	$63	$162
Past due 60-89 days	28	16	44	32	21	53
Past due 90 days or more	91	16	107	100	15	115
Past due	211	84	295	231	99	330
Current	3,300	1,111	4,411	3,395	1,130	4,525
Recorded investment	$3,511	$1,195	$4,706	$3,626	$1,229	$4,855
Also in process of foreclosure	$49	$3	$52	$51	$3	$54
Serious delinquency rate	2.59%	1.36%	2.28%	2.77%	1.23%	2.38%
Past due 90 days or more still accruing interest	$8	$16	$24	$10	$15	$25
On nonaccrual status	$96	$—	$96	$107	$—	$107

Individually Evaluated Impaired MPF Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance for credit losses attributable to individually evaluated impaired conventional MPF Loans. Conventional MPF Loans are individually evaluated for impairment when they are adversely classified. There is no allowance for credit losses attributable to conventional MPF Loans that are individually evaluated for impairment, since the related allowance for credit losses have been charged off.

As of	March 31, 2016	December 31, 2015
Recorded investment without an allowance for credit losses	$96	$107
Unpaid principal balance without an allowance for credit losses	105	117

The following table summarizes the average recorded investment of impaired conventional MPF Loans. We do not recognize interest income on impaired loans.

	Three months ended March 31,
	2016	2015
Average recorded investment without an allowance for credit losses	$99	$148

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We only had credit risk exposure to overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of March 31, 2016 and December 31, 2015. We did not have any term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight Securities Purchased Under Agreements to Resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Policies in our 2015 Form 10-K for our accounting policies for derivatives.

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

Managing Credit Risk on Derivative Agreements

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements. See Note 16 - Fair Value to the financial statements in our 2015 Form 10-K for discussion regarding our fair value methodology for derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our over-the-counter bilateral derivative agreements may contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $42 million of collateral at fair value to our derivatives counterparties at March 31, 2016.

Cleared swaps are subject to initial and variation margin requirements established by the DCO and its clearing members. We post initial and variation margin through the clearing member, on behalf of the DCO, which could expose us to institutional credit risk in the event that a clearing member or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because a central DCO counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The DCO determines initial margin requirements for cleared derivatives. In this regard, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We had no requirement to post additional initial margin by our clearing agents at March 31, 2016.

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation for further discussion. In addition to the cash collateral as noted in the following table, we also pledged $103 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at March 31, 2016.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements.

	March 31, 2016					December 31, 2015
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$24,177	$67		$1,264		$25,140	$30		$1,082
Derivatives not in hedge accounting relationships-
Interest rate swaps	23,211	556		459		28,866	456		341
Interest rate swaptions	860	51		—		1,270	40		—
Interest rate caps or floors	1,129	73		—		1,131	76		—
Interest rate futures	17	—		—		7	—		—
Mortgage delivery commitments	717	1		1		479	1		1
TBAs Ginnie Mae securitizations	111	—		1		114	—		—
Derivatives not in hedge accounting relationships	26,045	681		461		31,867	573		342
Gross derivative amount before adjustments	$50,222	748		1,725		$57,007	603		1,424
Netting adjustments and cash collateral		(745)	[a]	(1,665)	[a]		(601)	[a]	(1,369)	[a]
Derivatives on statements of condition		$3		$60			$2		$55

[a]
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed by us with the same clearing agent and/or counterparty. Cash collateral posted was $947 million and $793 million at March 31, 2016, and December 31, 2015, and cash collateral received was $28 million and $25 million.

The following table presents our gross recognized amount of offsetting derivative assets and liabilities for derivatives with legal right of offset as well as derivatives without the legal right of offset.

	Derivative Assets			Derivative Liabilities
As of March 31, 2016	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$602	$145	$747	$1,167	$557	$1,724
Netting adjustments and cash collateral	(600)	(145)	(745)	(1,122)	(543)	(1,665)
Derivatives with legal right of offset - net	2	—	2	45	14	59
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	3	—	3	46	14	60
Noncash collateral received (pledged) and cannot be sold or repledged	1	—	1	—	14	14
Net amount	$2	$—	$2	$46	$—	$46

As of December 31, 2015
Derivatives with legal right of offset -
Gross recognized amount	$509	$93	$602	$1,182	$241	$1,423
Netting adjustments and cash collateral	(508)	(93)	(601)	(1,140)	(229)	(1,369)
Derivatives with legal right of offset - net	1	—	1	42	12	54
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	2	—	2	43	12	55
Noncash collateral received (pledged) and cannot be sold or repledged	—	—	—	—	12	12
Net amount	$2	$—	$2	$43	$—	$43

At March 31, 2016, we had $88 million of additional net credit exposure on cleared derivatives due to our pledging of non-cash collateral to a DCO for initial margin, which exceeded our net derivative liability position. We had $50 million comparable exposure at December 31, 2015.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the gains (losses) of derivatives and hedging activities as presented in the statements of income.

	Three months ended March 31,
For the periods ending	2016	2015
Fair value hedges -
Interest rate swaps	$(9)	$(19)
Economic hedges -
Interest rate swaps	(27)	(23)
Interest rate swaptions	11	8
Interest rate caps or floors	(3)	(1)
Net interest settlements	12	24
Mortgage delivery commitments	2	—
TBAs Ginnie Mae securitizations	(2)	—
Economic hedges	(7)	8
Gains (losses) on derivatives and hedging activities	$(16)	$(11)

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

	On Derivative	On Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities	Net Interest Settlements Recorded in Net Interest Income	Closed Hedge Adjustments Amortized into Net Interest Income
Three months ended March 31, 2016
Available-for-sale securities	$(51)	$48	$(3)	$(30)	$(4)
Advances	(110)	109	(1)	(20)	—
MPF Loans held for portfolio	—	—	—	—	(2)
Consolidated obligation bonds	68	(73)	(5)	25	(3)
Total	$(93)	$84	$(9)	$(25)	$(9)
Three months ended March 31, 2015
Available-for-sale securities	$(36)	$31	$(5)	$(34)	$(10)
Advances	(61)	57	(4)	(20)	1
MPF Loans held for portfolio	—	—	—	—	(4)
Consolidated obligation bonds	74	(84)	(10)	58	—
Total	$(23)	$4	$(19)	$4	$(13)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

The following table presents our gains (losses) on our cash-flow hedging relationships recorded in income and other comprehensive income (loss). In cases where amounts are insignificant in the aggregate, we do not report a balance. We reclassify amounts in AOCI into our statements of income in the same period or periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $(3) million as of March 31, 2016. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is 5 years. Net Interest Settlements Recorded in Net Interest Income represents the effect of net interest settlements attributable to open derivative hedging instruments on net interest income. The effect of derivatives on net interest income is included in the interest income/expense line item of the respective hedged item type. We had no hedge ineffectiveness reclassified from AOCI to derivatives and hedging activities for the periods presented in the below table.

		Amortization of Effective Portion Reclassified From AOCI to Interest	Total Reclassified From AOCI to Statements of Income	Net Change in Other Comprehensive Income	Effective Portion Recorded in AOCI	Net Interest Settlements Recorded in Net Interest Income
Three months ended March 31, 2016
Advances	Interest rate floors	$2	$2	$(2)	$—	$—
Discount notes	Interest rate swaps	—	—	(52)	(52)	(47)
Bonds	Interest rate swaps	(1)	(1)	1	—	—
Total		$1	$1	$(53)	$(52)	$(47)
Three months ended March 31, 2015
Advances	Interest rate floors	$3	$3	$(3)	$—	$—
Discount notes	Interest rate swaps	(1)	(1)	(26)	(27)	(62)
Bonds	Interest rate swaps	(1)	(1)	1	—	—
Total		$1	$1	$(28)	$(27)	$(62)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 10 – Consolidated Obligations

The FHLBs issue consolidated obligations through the Office of Finance as their agent. Consolidated obligations consist of discount notes and consolidated obligation bonds. Consolidated discount notes are issued to raise short-term funds, are issued at less than their face amount and redeemed at par value when they mature. The maturity of consolidated bonds may range from less than one year to over 20 years, but they are not subject to any statutory or regulatory limits on maturity.

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of March 31, 2016	Contractual Maturity	Weighted Average Interest Rate	By Next Maturity or Call Date
Due in one year or less	$5,528	1.81%	$16,188
One to two years	5,148	2.19%	3,973
Two to three years	3,342	1.27%	1,120
Three to four years	3,694	1.49%	1,516
Four to five years	2,655	1.68%	101
Thereafter	3,677	3.43%	1,146
Par value	$24,044	2.00%	$24,044

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2016	December 31, 2015
Carrying Amount	$40,293	$41,564
Par Value	40,313	41,584
Weighted Average Interest Rate	0.38%	0.22%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	March 31, 2016	December 31, 2015
Noncallable	$12,690	$10,148
Callable	11,354	12,536
Par value	24,044	22,684
Hedging adjustments	(26)	(101)
Other adjustments	3	(1)
Consolidated obligation bonds	$24,021	$22,582

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2016, and December 31, 2015. Refer to Note 17 - Commitments and Contingencies to the financial statements in our 2015 Form 10-K for further details.

	March 31, 2016			December 31, 2015
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$459,139	$437,689	$896,828	$410,859	$494,343	$905,202
FHLB Chicago as primary obligor	24,044	40,313	64,357	22,684	41,584	64,268
As a percent of the FHLB System	5%	9%	7%	6%	8%	7%

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 11 – Capital and Mandatorily Redeemable Capital Stock (MRCS)

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

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements on page F-42 of our 2015 Form 10-K. We complied with our minimum regulatory capital requirements as shown below.

	March 31, 2016		December 31, 2015
	Requirement	Actual	Requirement	Actual
Risk-based capital	$988	$4,825	$1,027	$4,688
Total regulatory capital	$2,837	$4,825	$2,827	$4,688
Total regulatory capital ratio	4.00%	6.81%	4.00%	6.63%
Leverage capital	$3,546	$7,238	$3,534	$7,032
Leverage capital ratio	5.00%	10.21%	5.00%	9.95%

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members' regulatory capital stock exceeded 10% of our total regulatory capital stock outstanding:

As of March 31, 2016	Regulatory Capital Stock Outstanding		% of Total Outstanding
One Mortgage Partners Corp	$250	[a]	12%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Transfer of Capital Stock to Mandatorily Redeemable Capital Stock (MRCS)

During the first quarter of 2016, we transferred $294 million of our captive insurance company members' capital stock from equity to MRCS in liabilities on our statement of condition. The transfer was triggered by the issuance of the final FHFA rule on FHLB membership making captive insurance companies ineligible for FHLB membership, which was issued on January 20, 2016 and became effective February 19, 2016. Under this rule, our three captive insurance company members will have their memberships terminated by February 2021. The transfer from equity to MRCS in liabilities was required because the new rule creates an unconditional obligation requiring us to redeem our capital stock from our captive insurance company members after their membership terminates. We reclassify our capital stock from equity to MRCS in liabilities at fair value, which is its par value plus any dividends related to the capital stock. Par value represents fair value since our capital stock can only be acquired and redeemed or repurchased at par value. Further, our capital stock is not traded and no market mechanism exists for the exchange of stock outside our cooperative structure. Upon reclassification to MRCS, subsequent dividends are accrued at the expected dividend rate and reported as a component of interest expense in our statements of income.

Excess Capital Stock

In February 2016, we announced significant reductions in our membership stock and activity stock requirements, which went into effect on April 1, 2016. As a result of these changes, we held $593 million of excess capital stock on April 1, 2016. As of April 30, 2016, we held excess capital stock of $422 million. The reduction was a result of members requesting repurchase of their excess stock and members utilizing excess stock to support new advance borrowing activities.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the income (loss) in AOCI for the reporting periods indicated.

	Net Unrealized Gain (Loss)	Non-credit OTTI	Net Unrealized on Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	AOCI
Three months ended March 31, 2016
Beginning balance	$658	$(217)	$(463)	$(6)	$(28)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(40)	11	(52)	—	(81)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)	—	(1)
Other comprehensive income in the period	(40)	11	(53)	—	(82)
Ending balance	$618	$(206)	$(516)	$(6)	$(110)

Three months ended March 31, 2015
Beginning balance	$1,060	$(264)	$(580)	$1	$217
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(22)	13	(27)	(8)	(44)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)	—	(1)
Other comprehensive income in the period	(22)	13	(28)	(8)	(45)
Ending balance	$1,038	$(251)	$(608)	$(7)	$172

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 13 - Fair Value

Fair value represents the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. Refer to Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2015 Form 10-K for our fair value measurement policies. For a description of the valuation techniques and significant inputs see Note 16 - Fair Value to the financial statements in our 2015 Form 10-K.

The following tables are a summary of the fair value estimates and related levels in the fair value hierarchy. The carrying amounts are as recorded in the statements of condition. These tables do not represent an estimate of our overall market value as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities. We had no transfers between levels in the fair value hierarchy for the periods shown.

The following table shows the fair values of financial instruments that are measured at amortized cost on our statements of condition, except where we elected the fair value option. Financial instruments for which we elected the fair value option are measured at fair value on a recurring basis on our statements of condition and are parenthetically shown in the following table.

	Carrying Amount		Fair Value Hierarchy
		Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Financial Assets -
Cash and due from banks	$33	$33	$33	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold	3,610	3,610	—	3,610	—
Securities purchased under agreements to resell	250	250	—	250	—
Held-to-maturity securities	5,189	5,741	—	4,593	1,148
Advances	38,353	38,311	—	38,311	—
MPF Loans held in portfolio, net	4,679	4,999	—	4,965	34
Financial Liabilities -
Deposits	(498)	(498)	—	(498)	—
Consolidated obligation discount notes	(40,293)	(40,299)	—	(40,299)	—
Consolidated obligation bonds	(24,021)	(24,500)	—	(24,500)	—
Mandatorily redeemable capital stock	(302)	(302)	(302)	—	—
Subordinated notes	(944)	(954)	—	(954)	—
December 31, 2015
Financial Assets -
Cash and due from banks	$499	$499	$499	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold	1,702	1,702	—	1,702	—
Securities purchased under agreements to resell	1,375	1,375	—	1,375	—
Held-to-maturity securities	5,967	6,513	—	5,293	1,220
Advances	36,778	36,736	—	36,736	—
MPF Loans held in portfolio, net	4,828	5,190	—	5,155	35
Financial Liabilities -
Deposits	(538)	(538)	—	(538)	—
Consolidated obligation discount notes	(41,564)	(41,563)	—	(41,563)	—
Consolidated obligation bonds	(22,582)	(22,986)	—	(22,931)	(55)	[a]
Mandatorily redeemable capital stock	(8)	(8)	(8)	—	—
Subordinated notes	(944)	(966)	—	(966)	—

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

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

March 31, 2016	Level 2	Level 3		Netting	Fair Value
Financial assets -
U.S. Government & other government related non-MBS	$1,106	$—			$1,106
GSE residential MBS	48	—			48
U.S. Governmental-guaranteed residential MBS	2	—			2
Trading securities	1,156	—			1,156
U.S. Government & other government related non-MBS	398	—			398
State or local housing agency non-MBS	20	—			20
FFELP ABS	5,053	—			5,053
GSE residential MBS	9,462	—			9,462
U.S. Government-guaranteed residential MBS	1,747	—			1,747
Private-label residential MBS	—	62			62
Available-for-sale securities	16,680	62			16,742
Advances	605	—			605
Derivative assets	748	—		$(745)	3
Other assets - Mortgage loans held for sale	62	—			62
Financial assets at fair value	$19,251	$62		$(745)	$18,568
Level 3 as a percent of total assets at fair value		0.3%
Financial liabilities -
Consolidated obligation discount notes	$(2,237)	$—			$(2,237)
Consolidated obligation bonds	(3,811)	—			(3,811)
Derivative liabilities	(1,725)	—		$1,665	(60)
Financial liabilities at fair value	$(7,773)	$—		$1,665	$(6,108)
Level 3 as a percent of total liabilities at fair value		—%
December 31, 2015
Financial assets -
U.S. Government & other government related non-MBS	$1,108	$—			$1,108
GSE residential MBS	50	—			50
U.S. Governmental-guaranteed residential MBS	2	—			2
Trading securities	1,160	—			1,160
U.S. Government & other government related non-MBS	422	—			422
State or local housing agency non-MBS	18	—			18
FFELP ABS	5,299	—			5,299
GSE residential MBS	9,798	—			9,798
U.S. Government-guaranteed residential MBS	1,868	—			1,868
Private-label residential MBS	—	65			65
Available-for-sale securities	17,405	65			17,470
Advances	511	—			511
Derivative assets	598	5		$(601)	2
Other assets - Mortgage loans held for sale	54	—			54
Financial assets at fair value	$19,728	$70		$(601)	$19,197
Level 3 as a percent of total assets at fair value		0.4%
Financial liabilities -
Consolidated obligation discount notes	$(9,006)	$—			$(9,006)
Consolidated obligation bonds	(952)	(55)	[a]		(1,007)
Derivative liabilities	(1,424)	—		$1,369	(55)
Financial liabilities at fair value	$(11,382)	$(55)		$1,369	$(10,068)
Level 3 as a percent of total liabilities at fair value		0.5%

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

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

The following table summarizes the net gain (loss) related to financial assets and liabilities for which we elected the fair value option.

	Three months ended March 31,
	2016	2015
Advances	$11	$1
Bonds	(3)	2
Discount Notes	(3)	—
Net gain (loss) instruments held under fair value option	$5	$3

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	March 31, 2016		December 31, 2015
As of	Advances	Bonds	Advances	Bonds
Unpaid Principal Balance	$592	$3,808	$509	$953
Fair Value Over (Under) UPB	13	3	2	(1)
Fair Value	$605	$3,811	$511	$952

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	March 31, 2016				December 31, 2015
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$1,075	$—		$1,075	$105	$—		$105
Unsettled consolidated obligation discount notes	599	—		599	—	—		—
Member standby letters of credit	5,039	2,173	[a]	7,212	5,063	1,615	[a]	6,678
Housing authority standby bond purchase agreements	35	344		379	49	362		411
Advance commitments	151	1		152	163	5		168
MPF delivery commitments	399	—		399	279	—		279
Other commitments	61	1		62	48	3		51
Commitments	$7,359	$2,519		$9,878	$5,707	$1,985		$7,692

[a]	Contains $576 million and $637 million of member standby letters of credit at March 31, 2016, and December 31, 2015, which were renewable annually.

For a description of previously defined terms see Note 17 - Commitments and Contingencies to the financial statements in our 2015 Form 10-K.

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

Members

The following table summarizes balances we had with our members as defined above as related parties (including their affiliates). Members represented in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership or percentage of capital stock ownership over 10% as noted in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS).

As of	March 31, 2016	December 31, 2015
Assets - Interest bearing deposits	$650	$650
Assets - Advances	11,158	15,168
Liabilities - Deposits	18	20
Equity - Capital Stock	267	467

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. All transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.  These transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Selected statements of condition data
Total investments [a]	$27,597	$28,324	$28,883	$28,080	$30,816
Advances	38,353	36,778	35,044	34,553	31,941
MPF Loans held in portfolio, gross	4,681	4,831	5,082	5,377	5,732
Less: allowance for credit losses	(2)	(3)	(3)	(3)	(4)
Total assets	70,913	70,671	69,824	69,760	70,147
Consolidated obligation discount notes, net	40,293	41,564	37,290	34,552	30,474
Consolidated obligation bonds, net	24,021	22,582	26,062	28,672	33,043
Total capital stock	1,733	1,950	1,892	1,835	1,923
Total retained earnings	2,790	2,730	2,640	2,575	2,484
Total capital	4,413	4,652	4,573	4,549	4,579
Other selected data at period end
MPF off-balance sheet loans outstanding FHLB System [b]	$15,664	$15,399	$15,083	$14,840	$14,662
MPF off-balance sheet loans outstanding FHLB Chicago PFIs [b]	7,827	7,785	7,765	7,725	7,681
FHLB systemwide consolidated obligations (par)	896,828	905,202	856,511	852,783	812,196
Number of members	737	740	742	748	745
Total employees (full and part time)	425	422	410	413	408
Selected statements of income data
Net interest income after provision for credit losses	$120	$135	$121	$117	$130
Non-interest gain (loss)	(3)	10	(6)	24	(5)
Non-interest expense	40	37	35	33	33
Net income	69	97	72	97	83
Other selected data during the periods
MPF off-balance sheet loan volume funded FHLB System [b]	$703	$849	$807	$800	$698
MPF off-balance sheet loan volume funded FHLB Chicago PFIs [b]	277	329	363	388	357
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.81%	6.63%	6.50%	6.33%	6.29%
Market value of equity to book value of equity	107%	108%	108%	110%	112%
Total investments - % of total assets	39%	40%	41%	40%	44%
Advances - % of total assets	54%	52%	50%	50%	46%
MPF Loans held in portfolio, net - % of total assets	7%	7%	7%	8%	8%
Dividend rate class B1 activity stock-period paid	2.60%	2.50%	2.25%	2.25%	2.25%
Dividend rate class B2 membership stock-period paid	0.60%	0.50%	0.50%	0.50%	0.50%
Return on average assets	0.38%	0.53%	0.42%	0.56%	0.44%
Return on average equity	5.87%	8.44%	6.31%	8.51%	7.34%
Average equity to average assets	6.47%	6.28%	6.66%	6.58%	5.99%
Net yield on average interest-earning assets	0.66%	0.75%	0.72%	0.71%	0.70%
Return on average Regulatory Capital spread to three month LIBOR index	5.17%	7.94%	6.15%	8.59%	7.51%
Cash dividends	$9	$7	$7	$6	$5
Dividend payout ratio	13%	7%	10%	6%	6%

[a]	Total investments includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF off-balance sheet loans are MPF Loans purchased from PFIs and concurrently resold to Fannie Mae or other third party investors under the MPF Xtra and MPF Direct products or pooled and securitized in Ginnie Mae MBS under the MPF Government MBS product. See Mortgage Partnership Finance Program beginning on page 7 in our 2015 Form 10-K.

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

•
the impact of new business strategies, including our ability to develop and implement business strategies focused on maintaining net interest income; the impact of our efforts to simplify our balance sheet on our market risk profile and future hedging costs; our ability to execute our business model, implement business process improvements and scale our size to our members' borrowing needs; the extent to which our members use our advances as part of their core financing rather than just as a back-up source of liquidity; and our ability to implement product enhancements and new products and generate enough volume in new products to cover our costs related to developing such products;

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

•
increased reliance on short-term funding and changes in investor demand and capacity for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; changes in our cost of funds due to concerns over U.S. fiscal policy, and any related rating agency actions impacting FHLB consolidated obligations;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2015 Form 10-K on page 19.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2016 Financial Highlights

•	We recorded net income of $69 million in the first quarter of 2016, down from $83 million in the first quarter of 2015.

•
Net interest income for the first quarter of 2016 was $120 million, down from $130 million for the first quarter of 2015 as our higher earning investment and MPF Loan portfolios continued to pay down, while our costs of funding rose slightly.

•	Total investment securities decreased 6% to $23.1 billion at March 31, 2016, down from $24.6 billion at December 31, 2015 as our investment portfolio continued to pay down.

•
Advances outstanding increased $1.6 billion to $38.4 billion at March 31, 2016, up from $36.8 billion at December 31, 2015, as members support investment activities and loan growth in their communities.

•	Total assets remained relatively unchanged at $70.9 billion as of March 31, 2016, compared to $70.7 billion as of December 31, 2015.

•	We reached nearly $2.8 billion in retained earnings at March 31, 2016.

•	We remained in compliance with all of our regulatory capital requirements as of March 31, 2016.

Summary and Outlook
First Quarter 2016 Dividend
On April 26, 2016, the Bank’s Board of Directors increased the dividend declared per share of Class B1 activity capital stock by 20 basis points to again recognize our members that borrow from the Bank, which supports the health of the entire cooperative. The higher dividend, in effect, lowers members’ cost of doing business with the Bank. The Board maintained the dividend declared for Class B2 membership capital stock. Based on the Bank’s preliminary financial results for the first quarter of 2016, the Board declared a dividend of 2.80% (annualized) for Class B1 activity capital stock and a dividend of 0.60% (annualized) for Class B2 membership capital stock.
Enhancing the Value of Membership
We remain focused on serving our members and committed to using our financial strength to enhance the value of their membership. To that end, in February we announced significant reductions in membership stock and activity stock requirements, which went into effect on April 1, 2016. The changes reflect our vision to lower members’ cost of membership and increase their return on activity-all while maintaining their access to the same level of funding and liquidity. As a result of these changes, most institutions own excess stock that is eligible to be repurchased so that they can invest those funds in their business and their communities. We held $593 million of excess capital stock on April 1, 2016. As of April 30, 2016, we held excess capital stock of $422 million. The reduction was a result of members requesting repurchase of their excess stock and members utilizing excess stock to support new advance borrowing activities.

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

•
MPF Loans held in portfolio that are on nonaccrual status are included in average daily balances used to determine the effective yield/rate. Amounts included in interest income on MPF Loans held in portfolio are presented as detailed in MPF Loans Held in Portfolio, Net of Allowance for Credit Losses on page 45.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

•	Any changes due to the combined volume/rate variance have been allocated ratably to volume and rate.

	March 31, 2016			March 31, 2015			Increase (decrease) due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits	$5,777	$5	0.35%	$11,187	$3	0.11%	$(1)	$3	$2
Investment securities	23,339	193	3.31%	25,676	204	3.18%	(19)	8	(11)
Advances	38,340	63	0.66%	31,704	45	0.57%	9	9	18
MPF Loans held in portfolio	4,729	57	4.82%	5,788	69	4.77%	(13)	1	(12)
Interest Income on Assets	72,185	318	1.76%	74,355	321	1.73%	(24)	21	(3)
Consolidated obligation discount notes	43,283	82	0.76%	36,273	72	0.79%	14	(4)	10
Consolidated obligation bonds	22,838	102	1.79%	32,706	105	1.28%	(32)	29	(3)
Subordinated notes	944	14	5.93%	944	14	5.93%	—	—	—
Interest Expense on Liabilities	67,065	198	1.18%	69,923	191	1.09%	(18)	25	7
Net yield on interest-earning assets	$72,185	$120	0.66%	$74,355	$130	0.70%	$(6)	$(4)	$(10)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Net interest income changed mainly due to the following:

•
Interest income from investment securities declined primarily due to the decline in average investment balances as securities matured or paid down. Our ability to make new investments that have a term to maturity in excess of 270 days is restricted. For further information, see Investments on page 12 in our 2015 Form 10-K. This decline was partially offset by accretion into interest income of expected improvements in the present value of cash flows on securities that were previously charged with credit related OTTI. For the year to date through March 31, 2016, we recorded additional interest income of $13 million due to such accretion. For the same period in 2015, accretion was $15 million. Accretion is dependent upon how estimated market conditions impact future projected cash flows, and may vary from past experience.

•
Interest income from advances increased due to higher member demand for advances and also due to increases in interest rates, primarily as a result of the Federal Reserve Bank's actions at year end 2015. The following were key factors resulting in the increased demand by members for advances.

•	The funding needs of our members in Illinois and Wisconsin have increased as the economic activity in our district continues to improve.

•	The benefits we offer our members through our continuing Reduced Capitalization Advance Program (RCAP), which is designed to make the net cost of borrowing through advances more attractive to members.

•
Interest income from MPF Loans held in portfolio continued to decline as expected due to the net decrease in our outstanding MPF Loans held in portfolio. Though we had a net decrease in our outstanding MPF Loans, we resumed purchasing a material amount of MPF Loans in 2016 compared to 2015, as noted in our Condensed Statements of Cash Flows on page 7. However, we do not expect our purchases of new MPF Loans to be large enough to offset our current loan paydown activity in the near-term, but may do so in the future.

•
Interest expense increased, primarily due to higher rates on our consolidated obligation bonds, partially offset by a slight decline in overall debt outstanding. Rates on our bonds outstanding increased primarily in bonds due in less than one year.

•
Our hedging activities also contributed a net reduction to net interest income. The low interest rate environment resulted in negative net interest settlements on derivative contracts in active hedge accounting relationships. For further details see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on page 41.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

	Three months ended March 31,
	2016	2015
Trading securities	$1	$(1)
Derivatives and hedging activities	(16)	(11)
Instruments held under fair value option	5	3
Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option	(10)	(9)
Other, net	7	4
Noninterest gain (loss)	$(3)	$(5)

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Gains (losses) on these activities have generally stabilized in recent years primarily as a result of less volatile hedging costs, which is consistent with the hedging strategies for our more simplified balance sheet, along with a more stable economy. However, most of our total net effect from hedging activities was recorded as a component of net interest income, not included in the above line items. The low interest rate environment resulted in negative net interest settlements on derivative contracts in active hedge accounting relationships. Details of these activities as well as all hedging activities are in the table on the following page.

Other, net

Other, net, consists primarily of income from the sale of MPF Loans to third party investors and fees other FHLBs pay us to support their participation in the MPF Program, which offsets a portion of the expenses we incur.

Litigation settlement awards

On October 15, 2010, we instituted litigation relating to 64 private-label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. In April 2016, we received a payment of $37.5 million (partially offset by $5.0 million of related legal fees and other expenses) resulting from a settlement with some of the defendants. We continue to pursue litigation related to these matters. As of April 30, 2016, the remaining litigation covers four private-label MBS bonds in the aggregate original principal amount of $77.5 million. We cannot predict to what extent we will be successful in this remaining litigation. See Legal Proceedings on page 58 for further details.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the impact of Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option on our results of operations. The largest contributor to the total net effect gain (loss) of hedging activities is net interest settlements, which represents interest income or interest expense on derivatives included in net interest income of the underlying hedged item.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended March 31, 2016
Amortization/accretion	$2	$(4)	$(2)	$—	$(4)	$(8)
Net interest settlements	(20)	(30)	—	(47)	25	(72)
Total recorded in net interest income	(18)	(34)	(2)	(47)	21	(80)
Fair value hedges - ineffectiveness net gain (loss)	(1)	(3)	—	—	(5)	(9)
Economic hedges - net gain (loss)	(13)	—	4	(1)	3	(7)
Total recorded derivatives & hedging activities	(14)	(3)	4	(1)	(2)	(16)
Trading securities - hedged	—	1	—	—	—	1
Instruments held under fair value option	11	—	—	(3)	(3)	5
Total net effect gain (loss) of hedging activities	$(21)	$(36)	$2	$(51)	$16	$(90)

Three months ended March 31, 2015
Amortization/accretion	$4	$(10)	$(4)	$(1)	$(1)	$(12)
Net interest settlements	(20)	(34)	—	(62)	58	(58)
Total recorded in net interest income	(16)	(44)	(4)	(63)	57	(70)
Fair value hedges - ineffectiveness net gain (loss)	(4)	(5)	—	—	(10)	(19)
Economic hedges - net gain (loss)	(2)	—	2	2	6	8
Total recorded derivatives & hedging activities	(6)	(5)	2	2	(4)	(11)
Instruments held under fair value option	1	—	—	—	2	3
Total net effect gain (loss) of hedging activities	$(21)	$(49)	$(2)	$(61)	$55	$(78)

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended March 31,
	2016	2015
Compensation and benefits	$23	$19
Other operating expenses	15	11
Other	2	3
Noninterest expense	$40	$33

Compensation and benefits increased primarily due to defined benefit pension costs and other post retirement benefit related expenses, driven in part by the continued low interest rate environment and a change in the mortality tables used to calculate the estimated pension liability. We had 425 employees as of March 31, 2016, compared to 422 as of December 31, 2015.

Other operating expenses increased mostly due to our continued investment in information technology, which was primarily general infrastructure maintenance, security, and investment in systems related to the MPF Program.

Assessments

We fund the Affordable Housing Program (AHP) program at a calculated rate of 10% of income before assessments.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended March 31,
	2016	2015
Net unrealized gain (loss) available-for-sale securities	$(40)	$(22)
Non-credit OTTI held-to-maturity securities	11	13
Net unrealized gain (loss) cash flow hedges	(53)	(28)
Post-retirement plans	—	(8)
Other comprehensive income (loss)	$(82)	$(45)

Net unrealized gain (loss) on available-for-sale securities

The increase in net unrealized losses on available-for-sale securities was due to general market-related declines and the reversal of previous unrealized gain positions in AOCI related to available-for-sale portfolio securities. We continued to have an unrealized net gain position related to our available-for-sale securities portfolio in AOCI as of March 31, 2016. If we do not sell these securities prior to their maturity, this remaining unrealized net gain position in AOCI will eventually reverse to zero.

Non-credit OTTI on held-to-maturity securities

The decrease in gains on our non-credit OTTI held-to-maturity securities during the first quarter of 2016 compared to the first quarter of 2015 was due to a decrease in the rate of accretion reversing previously recorded non-credit OTTI losses for held-to-maturity securities. As these securities approach maturity, we expect the accretion to continue as principal and interest are received from the securities, unless there are additional OTTI credit losses.

Net unrealized gain (loss) on cash flow hedges

The increase in unrealized losses on our cash flow hedges during the first quarter of 2016 compared to the OCI (loss) in the first quarter of 2015 was due to shorter-term market interest rates remaining stable while longer-term rates rose over the last three years. Our cash flow hedges are more sensitive to changes in longer-term market interest rates than to changes in shorter-term market interest rates. We had a net unrealized (loss) position in AOCI related to our cash flow hedges as of March 31, 2016. We reclassify amounts in AOCI into our statements of income in the same period or periods during which the hedged forecasted transaction affects our earnings.

Post-retirement plans

The OCI (loss) in 2015 was due to a revision to the mortality tables we use for our post-retirement healthcare and supplemental defined benefit equalization plan and is being amortized into compensation and benefits expense over the average number of years employment remaining before retirement. The annual amount of amortization is expected to be less than $1 million.

For further information on the activity in Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2016	December 31, 2015
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$4,543	$4,226
Investment securities	23,087	24,597
Advances	38,353	36,778
MPF Loans held in portfolio, net of allowance for credit losses	4,679	4,828
Other	251	242
Assets	$70,913	$70,671

Consolidated obligation discount notes	$40,293	$41,564
Consolidated obligation bonds	24,021	22,582
Subordinated notes	944	944
Other	1,242	929
Liabilities	66,500	66,019

Capital stock	1,733	1,950
Retained earnings	2,790	2,730
Accumulated other comprehensive income (loss)	(110)	(28)
Capital	4,413	4,652
Total liabilities and capital	$70,913	$70,671

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

Investment Securities

We are required to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. For purposes of calculating the limit on our MBS portfolio, we value our investment in MBS in accordance with FHFA regulations based on amortized cost for securities classified as held-to-maturity or available-for-sale and on fair value for trading securities.  Regulatory capital consists of our total capital stock (including mandatorily redeemable capital stock) plus our retained earnings.  At March 31, 2016, our MBS portfolio was 3.05 times our total regulatory capital and our advances represented 54% of our total assets.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Advances

Member demand for advances continued to increase in 2016 even after a significant increase during 2015. We are finding that our members in Illinois and Wisconsin have experienced increased funding needs as the economic activity in our district continues to improve. In addition, members are taking advantage of the lower net cost of borrowing from our continuing Reduced Capitalization Advance Program (RCAP) and our building member collateral capacity as discussed on page 63 in our Form 2015 10-K. While our advances increased, it is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels could decrease as further discussed in Legislative and Regulatory Developments on page 53 in this Form 10-Q.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans continued to pay down as expected, a result of our past business strategy to limit the balance sheet concentration of our MPF Loans. Though we have begun adding new MPF Loans to our portfolio, we do not expect these new MPF Loans to be large enough to offset loan paydowns anticipated in the near-term. For the year to date period ended March 31, 2016, we have added $132 million in new MPF Loans to our portfolio.

In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending March 31, 2016, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 48 in our 2015 Form 10-K for a detailed description of our liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of March 31, 2016, our overnight liquidity was $7.2 billion or 10% of total assets, giving us an excess overnight liquidity of $4.7 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2016, we had excess liquidity of $38.2 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $17.1 billion as of March 31, 2016.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain daily liquidity through short-term investments in an amount at least equal to anticipated cash outflows under two different scenarios. We may fund overnight or shorter term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 22 in the Risk Factors section of our 2015 Form 10-K.

Funding

Conditions in Financial Markets

During the first quarter of 2016, the Federal Open Market Committee (FOMC) delayed further interest rate hikes after finally increasing interest rates at the December meeting raising the target range for the federal funds rate to 25 basis points to 50 basis points from 0 basis points to 25 basis points. Slowing global growth, financial turmoil and falling oil prices contributed to the delayed interest rate hikes; the 10-Year Treasury fell 47 basis points on the quarter ending at 1.77 percent.
We maintained ready access to funding during the quarter.
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  Net cash provided by (used in) operating activities was $(9) million for the three months ended March 31, 2016. This resulted from net income adjusted for non-cash adjustments, which primarily is attributable to a positive net change in the fair value of derivatives and hedging activities partially offset by a net increase in accrued interest payable.
Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held for investment, investment securities, and other short-term interest-earning assets. Net cash provided by (used in) investing activities was $(553) million for the three months ended March 31, 2016. This resulted primarily from a net increase in advances funded, and a net increase in Federal Funds sold, partially offset by maturities related to held-to-maturity and available-for-sale investment securities and a net increase in securities sold under agreement to repurchase. The net increase in advances and the shift away from investment securities is consistent with our objective to make advances to our members our primary business.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. Net cash provided by (used in) financing activities was $96 million for the three months ended March 31, 2016. This was primarily driven by proceeds from the issuance of our capital stock and a net increase in issuances related to our consolidated obligation bonds partially offset by a net decrease in in our consolidated obligation discount notes.

Consolidated Obligation Bonds and Discount Notes

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, and capital stock. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

During the first three months of 2016, we relied more on bonds to fund our assets as discount notes matured. For the comparable period in 2015, discount notes and bonds decreased in a manner consistent with the decline in the level of assets being funded. For further discussion of our reliance on discount note funding, see page 24 of the Risk Factors section of our 2015 Form 10-K.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

Three months ended March 31,	2016	2015
Discount notes	$(1,280)	$(583)
Bonds	1,360	(1,294)
Total consolidated obligations	$80	$(1,877)

Capital Resources

Capital Rules

Under our Second Amended and Restated Capital Plan of the Federal Home Loan Bank of Chicago, effective October 1, 2015 (Capital Plan), our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 activity stock is available for purchase only to support a member's activity stock requirement. Class B2 membership stock is available to be purchased to support a member's membership stock requirement and any activity stock requirement.

Under our Capital Plan, our Board of Directors may set a threshold of between $10,000 and $75 million on the amount of Class B2 membership stock that would otherwise be held for membership if a member has advances outstanding that have an activity stock requirement in excess of the threshold amount. In that case, the amount of Class B2 membership stock that exceeds such threshold and is necessary to support advance activity is automatically converted into Class B1 activity stock. That threshold is currently set at $10,000, which means that we will convert to Class B1 activity capital stock any capital stock supporting advances that exceeds the lesser of the member's membership requirement or $10,000.

The Board of Directors may periodically adjust members' activity stock requirement for certain new advances within a range of 2% and 6% of a member's outstanding advances. Our Board implemented this provision through RCAP as further discussed below. In addition, our Board reduced each member's activity stock requirement from 5% to 4.5% for non-RCAP advances, effective April 1, 2016.

Our Capital Plan allows for an activity stock requirement for MPF Loans acquired for our portfolio within a range of 0% and 6%, which our Board has set at 0%. Should the Board decide to introduce this capital requirement, we intend to notify members sufficiently in advance of the change and apply that change only to future acquisitions.

The Board may periodically adjust members’ membership stock requirement within a range of 0.20% to 2% of a member’s mortgage assets. In February 2016, our Board reduced the membership stock requirement to the greater of either $10,000 or 0.40% of a member's mortgage assets. A member’s investment in membership stock is subject to a cap equal to the lesser of (1) a dollar cap set by the Board within a range of $10,000 and $75 million, and (2) 9.9% of our total capital stock outstanding as

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

of the prior December 31. Also in February 2016 , the Board reduced the dollar cap on membership stock from $25 million to $5 million, which is less than 9.9% of the Bank’s total capital stock at December 31, 2015, and thus the operative cap during the remainder of 2016 unless the Board sets a new cap.

Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement and any automatic conversion of Class B2 membership stock to Class B1 activity stock related to the threshold will apply on a daily basis. The revised membership stock and activity stock requirements discussed above went into effect on April 1, 2016. As a result of these changes, we held $593 million of excess capital stock on April 1, 2016. As of April 30, 2016, we held excess capital stock of $422 million. The reduction was a result of members requesting repurchase of their excess stock and members utilizing excess stock to support new advance borrowing activities.

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

Reduced Capitalization Advance Program

Since June 2015, we have offered RCAP on a monthly basis. RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the 4.5% requirement under our Capital Plan’s general provisions, if the new advances represent an incremental increase in a member’s overall level of advances and have maturity dates of at least one year.
Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in Other liabilities in our statements of condition.

	March 31, 2016	December 31, 2015	Change
Capital stock	$1,733	$1,950	$(217)
Total retained earnings	2,790	2,730	60
Accumulated other comprehensive income (loss)	(110)	(28)	(82)
Total GAAP capital	$4,413	$4,652	$(239)

Capital Stock	$1,733	$1,950	$(217)
MRCS	302	8	294
Total retained earnings	2,790	2,730	60
Regulatory capital	$4,825	$4,688	$137

Although we have had no OTTI in 2016, credit deterioration may negatively impact our remaining private-label MBS portfolio.  We believe that future impairments of this portfolio are possible if unemployment rates, default, delinquency, or loss rates on mortgages were to increase, or there is a further decline in residential real estate value. We cannot predict if or when such impairments will occur, or the impact such impairments may have on our retained earnings and capital position. See page 28 of the Risk Factors section of our 2015 Form 10-K.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

On April 26, 2016, our Board of Directors increased the dividend declared per share on Class B1 activity stock by 20 basis points and maintained the dividend declared on Class B2 membership stock by declaring a cash dividend at an annualized rate of 2.80% (annualized) for Class B1 activity stock and 0.60% (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2016. This dividend, including dividends on mandatorily redeemable capital stock, totals $11 million and will be paid on May 12, 2016.  With this action, the Board continues and enhances the practice of rewarding members that use the Bank’s advances and support the financial health of the entire cooperative. Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information about our Retained Earnings and Dividend Policy, see Retained Earnings and Dividend Policy on page 57 in our 2015 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement on page F-43 in our 2015 Form 10-K.

Critical Accounting Policies

The table below identifies our critical accounting policies and estimates and the page number where a detailed description of each can be found in our 2015 Form 10-K.

Estimating Credit Losses	Page 60
Estimating Fair Value	Pages 60-61

See Note 2 - Summary of Significant Accounting Policies and Note 3 - Recently Issued but Not Yet Adopted Accounting Standards to the financial statements in this Form 10-Q for the impact of changes in accounting policies and recently issued accounting standards on our financial results.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Member Credit Risk Ratings on page 63 in our 2015 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $38.1 billion were advances (par value) and $7.2 billion were letters of credit at March 31, 2016, compared to $36.6 billion and $6.7 billion at December 31, 2015.

	March 31, 2016					December 31, 2015
Rating	Number of Members	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Number of Members	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	486	95%	$45,188	100%	$92,943	482	94%	$43,090	100%	$90,366
4	9	2%	60	—%	150	12	2%	158	—%	318
5	15	3%	145	—%	229	20	4%	145	—%	353
Total	510	100%	$45,393	100%	$93,322	514	100%	$43,393	100%	$91,037

MPF Loans and Related Exposures

For details on our allowance for credit losses on MPF Loans, please see the MPF Risk Sharing Structure on page F-14 in our 2015 Form 10-K.

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or indemnify us for related losses.

For the three months ended March 31, 2016, we have repurchased $3 million of unpaid principal balances related to MPF Loans. Due to recoveries from PFIs, we incurred no material losses on these loans. As of March 31, 2016, we have $37 million of unpaid principal with respect to mortgage loans that represent unresolved claims with investors, in which a repurchase demand may occur, compared to $38 million at December 31, 2015; see Note 14 -Commitments and Contingencies to the financial statements.

For further details, see Mortgage Repurchase Risk on page 66 in our 2015 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Investment Securities

We hold a variety of investment securities we believe are low risk and mostly government backed or insured such as GSE debt, and FFELP ABS. There was no material change in the credit ratings of these AA or better rated securities since December 31, 2015, and except for private-label MBS as noted below, we have never taken an impairment charge on these securities. For further details see page 69 in our 2015 Form 10-K.

Our private-label MBS are predominantly variable rate securities rated below investment grade (BBB). There was no material change in overall credit quality since December 31, 2015, nor have we acquired any new private-label MBS. We last had an other-than-temporary impairment (OTTI) loss on private-label MBS in 2012. We currently have unrealized gains on these securities as their market values have improved from the impaired values and subsequent to 2012 we have begun recording accretion gains on these securities back into income. For further details see Note 5 - Investments Securities to the financial statements in this Form 10-Q as well as pages F-27 and F-28 in our 2015 Form 10-K.

Unsecured Short-Term Investments Credit Exposure

For further details on our unsecured short-term investments as well as policies and procedures to limit and monitor our unsecured credit risk exposure, see page 72 in our 2015 Form 10-K.

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

As of March 31, 2016	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$650	$650
Fed Funds Sold	625	300	925
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Canada	—	1,385	1,385
Finland	700	—	700
Netherlands	—	500	500
Sweden	—	100	100
Total unsecured credit exposure	$1,325	$2,935	$4,260

All $4.260 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of March 31, 2016
Non-member counterparties -
Asset positions with credit exposure -
Bilateral derivatives -
A rated	$7	$(6)	$—	$1
Liability positions with credit exposure -
Cleared derivatives	(413)	399	103	89
Non-member counterparties	(406)	393	103	90
Member institutions	1	—	—	1
Total	$(405)	$393	$103	$91

As of December 31, 2015
Non-member counterparties -
Liability positions with credit exposure -
Bilateral derivatives -
AA rated	$(14)	$14	$—	$—	[a]
A rated	(4)	4	—	—	[a]
Cleared derivatives	(147)	136	62	51
Non-member counterparties	(165)	154	62	51
Member institutions	1	—	—	1
Total	$(164)	$154	$62	$52

[a]	Less than $1 million.

Federal Home Loan Bank of Chicago
(Dollars in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Joint Proposed Rule on Incentive-Based Compensation Arrangements

On April 26, 2016, the FHFA, jointly with five other federal regulators, issued the rule contemplated by Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which requires implementation of regulations or guidelines to (1) prohibit incentive-based payment arrangements that these regulators determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). The proposed rule specifies that the Bank would fall into the middle category, Level 2.  The proposed rule would supplement existing FHFA executive compensation rules.

The proposed rule would prohibit the Bank from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by “senior executive officers” and “significant risk-takers” (each as defined in the proposed rule, together “covered persons”) that could lead to a material financial loss.

If adopted in its current form, the proposed rule would, among other things, impose requirements related to our incentive-based compensation arrangements for covered persons, related to:

•	mandatory deferrals of 50 percent and 40 percent of annual incentive based compensation payments for senior executive officers and significant risk takers, respectively, over no less than 3 years;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity.

Comments are due on the proposed rule by July 22, 2016.  The Bank is currently assessing the effect of the proposed rule.

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

As of March 31, 2016, our captive insurance company members had $13.0 billion in advances outstanding at par, which was 34% of our total advances outstanding, and held $294 million in capital stock, which was 14% of our total capital stock outstanding. We have reclassified this capital stock as mandatorily redeemable capital stock, as further discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements. All advances made to our captive insurance company members prior to the final rule taking effect, which range in maturity up to ten years with a current weighted remaining tenor of 4.5 years, may remain outstanding until such advances mature. However, once our three captive insurance company members have their membership terminated and their advances mature, our advance and capital stock levels would decrease. Unless we experience an increased demand for our advance products from our current or future members, this will result in a material decrease in our outstanding advance levels and our results of operations may be adversely affected. Further, we could experience lower demand for advances and other products and services, including letter of credit activity. In addition, our core mission asset ratio may be negatively impacted. The magnitude of the impact will depend, in part, on our size and profitability at the time of membership termination or maturity of related advances.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of March 31, 2016
Advances	$(4)	$—	$—	$(10)	$—
MPF Loans	(1)	—	(3)	(2)	1
Mortgage Backed Securities	(4)	(1)	(1)	(5)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	4	2	—	4	—
Derivatives	5	(1)	—	—	—
Total	$(1)	$—	$(4)	n/m	$1

As of December 31, 2015
Advances	$(3)	$—	$—	$(10)	$—
MPF Loans	(1)	(2)	(2)	(2)	1
Mortgage Backed Securities	(4)	(1)	(1)	(5)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	6	5	—	6	—
Derivatives	3	(3)	—	—	—
Total	$—	$(1)	$(3)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of March 31, 2016, our sensitivity to changes in implied volatility was nil. At December 31, 2015, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

March 31, 2016			December 31, 2015
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
2.6	1.0	0.9	2.8	0.6	0.7

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of March 31, 2016, our duration gap was 0.9 months, compared to 0.5 months as of December 31, 2015.

As of March 31, 2016, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $339 million, and our market value of equity to book value of equity ratio was 107%. At December 31, 2015, our fair value surplus was $351 million and our market value of equity to book value of equity ratio was 108%. The reduction in market value to book value was partly driven by the increase in our capital and the gradual pay down of assets at a fair value premium to book value that are replaced by assets at par. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.
Our Asset/Liability Management Committee provides oversight of market risk management practices and policies. This includes routine reporting to senior management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the Income and Market Value Risk Policy.

	March 31, 2016		December 31, 2015
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$45.8	$(185.0)	$123.0	$(370.0)
-100 bp	99.7	(77.5)	65.2	(155.0)
-50 bp	47.0	(30.0)	21.8	(60.0)
-25 bp	16.4	(15.0)	7.5	(30.0)
+25 bp	(11.8)	(30.0)	(6.4)	(30.0)
+50 bp	(20.8)	(60.0)	(13.9)	(60.0)
+100 bp	(39.0)	(155.0)	(31.3)	(155.0)
+200 bp	(81.0)	(370.0)	(62.8)	(370.0)

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 82 of our 2015 Form 10-K.

Federal Home Loan Bank of Chicago

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private-label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. Of the three cases that were filed by the Bank, only the action filed in the Circuit Court of Cook County, Illinois remains active. As of April 30, 2016, this litigation covers four private-label MBS bonds in the aggregate original principal amount of $77.5 million.
In this action, the Bank asserts claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, and negligent misrepresentation. The Bank seeks the remedies of rescission, recovery of damages, and recovery of reasonable attorneys' fees and costs of suit. As of April 30, 2016, Morgan Stanley & Co., Incorporated, and certain of its affiliates, remain as the sole defendants in the Illinois action.
The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 19 in our 2015 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

Federal Home Loan Bank of Chicago

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

3.1	Federal Home Loan Bank of Chicago Bylaws[1]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1 Filed with our 8-K Current Report on February 1, 2016

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

CFTC: Commodity Futures Trading Commission.

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

FHLB Chicago: The Federal Home Loan Bank of Chicago.

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

Federal Home Loan Bank of Chicago

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

SEC: Securities and Exchange Commission.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	May 5, 2016	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 5, 2016	(Principal Financial Officer and Principal Accounting Officer)

S-1