Form 10-Q
period 2016-06-30
Federal Home Loan Bank of Chicago
filed 2016-08-04
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR
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

As of June 30, 2016, including mandatorily redeemable capital stock, registrant had 20,761,778 total outstanding shares of Class B Capital Stock.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$375	$499
Interest bearing deposits	650	650
Federal Funds sold	3,573	1,702
Securities purchased under agreements to resell	1,750	1,375
Investment securities -
Trading, $101 and $62 pledged	1,200	1,160
Available-for-sale	16,248	17,470
Held-to-maturity, $6,090 and $6,513 fair value	5,543	5,967
Investment securities	22,991	24,597
Advances, $594 and $511 carried at fair value	46,424	36,778
MPF Loans held in portfolio, net of allowance for credit losses of $(3) and $(3)	4,667	4,828
Derivative assets	4	2
Other assets, $36 and $54 carried at fair value	228	240
Assets	$80,662	$70,671

Liabilities
Deposits -
Noninterest bearing	$50	$41
Interest bearing, $24 and $12 from other FHLBs	482	497
Deposits	532	538
Consolidated obligations, net -
Discount notes, $10,140 and $9,006 carried at fair value	45,876	41,564
Bonds, $5,960 and $952 carried at fair value	29,091	22,582
Consolidated obligations, net	74,967	64,146
Derivative liabilities	51	55
Affordable Housing Program assessment payable	93	89
Mandatorily redeemable capital stock	302	8
Other liabilities	210	239
Subordinated notes	—	944
Liabilities	76,155	66,019
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock - putable $100 par value - 12 million and 13 million shares issued and outstanding	1,232	1,313
Class B2 membership stock - putable $100 par value - 5 million and 6 million shares issued and outstanding	542	637
Capital stock	1,774	1,950
Retained earnings - unrestricted	2,526	2,407
Retained earnings - restricted	358	323
Retained earnings	2,884	2,730
Accumulated other comprehensive income (loss) (AOCI)	(151)	(28)
Capital	4,507	4,652
Liabilities and capital	$80,662	$70,671

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income	$317	$309	$635	$630
Interest expense	206	188	404	379
Net interest income	111	121	231	251
Provision for (reversal of) credit losses	—	4	—	4
Net interest income after provision for (reversal of) credit losses	111	117	231	247

Noninterest gain (loss) on -
Trading securities	(1)	—	—	(1)
Derivatives and hedging activities	2	9	(14)	(2)
Instruments held under fair value option	1	—	6	3
Litigation settlement awards	38	10	38	11
Other, net	10	5	17	8
Noninterest gain (loss)	50	24	47	19

Noninterest expense -
Compensation and benefits	22	18	45	37
Operating expenses	14	14	29	25
Other	10	1	12	4
Noninterest expense	46	33	86	66

Income before assessments	115	108	192	200

Affordable Housing Program assessment	11	11	19	20

Net income	$104	$97	$173	$180

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$104	$97	$173	$180

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale securities	(60)	(113)	(100)	(135)
Non-credit OTTI held-to-maturity securities	10	13	21	26
Net unrealized gain (loss) cash flow hedges	8	67	(45)	39
Post-retirement plans	1	—	1	(8)
Other comprehensive income (loss)	(41)	(33)	(123)	(78)

Comprehensive income	$63	$64	$50	$102

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Capital Stock		Retained Earnings				Total Capital
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI
December 31, 2015	13	$1,313	6	$637	19	$1,950	$2,407	$323	$2,730	$(28)	$4,652
Comprehensive income							138	35	173	(123)	50
Proceeds from issuance of capital stock	7	702	—	5	7	707					707
Repurchases of capital stock	(3)	(319)	(3)	(265)	(6)	(584)					(584)
Capital stock reclassified to mandatorily redeemable capital stock (other liabilities)	(3)	(294)	—	(5)	(3)	(299)					(299)
Transfers between classes of capital stock	(2)	(170)	2	170
Cash dividends - class B1							(17)		(17)		(17)
Class B1 annualized rate											2.70%
Cash dividends - class B2							(2)		(2)		(2)
Class B2 annualized rate											0.60%
Total change in period	(1)	(81)	(1)	(95)	(2)	(176)	119	35	154	(123)	(145)
June 30, 2016	12	$1,232	5	$542	17	$1,774	$2,526	$358	$2,884	$(151)	$4,507

December 31, 2014	8	$827	11	$1,075	19	$1,902	$2,152	$254	$2,406	$217	$4,525
Comprehensive income							144	36	180	(78)	102
Proceeds from issuance of capital stock	1	119	—	12	1	131					131
Repurchases of capital stock	—	(2)	(2)	(195)	(2)	(197)					(197)
Capital stock reclassified to mandatorily redeemable capital stock (other liabilities)	—	—	—	(1)	—	(1)					(1)
Transfers between classes of capital stock	—	(3)	—	3
Cash dividends - class B1							(8)		(8)		(8)
Class B1 annualized rate											2.25%
Cash dividends - class B2							(3)		(3)		(3)
Class B2 annualized rate											0.50%
Total change in period	1	114	(2)	(181)	(1)	(67)	133	36	169	(78)	24
June 30, 2015	9	$941	9	$894	18	$1,835	$2,285	$290	$2,575	$139	$4,549

The accompanying notes are an integral part of these financial statements (unaudited).

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Six months ended June 30,	2016		2015
Operating	Net cash provided by (used in) operating activities	$(8)		$316
Investing	Net change Federal Funds sold	(1,871)		774
	Net change securities purchased under agreements to resell	(375)		2,150
	Advances -
	Principal collected	381,703		150,185
	Issued	(391,161)		(152,279)
	MPF Loans held in portfolio -
	Principal collected	570		720
	Purchases	(409)		(44)
	Trading securities -
	Sales	1,006		—
	Proceeds from maturities and paydowns	105		4
	Purchases	(1,153)		—
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	5	[a]	138	[a]
	Proceeds from maturities and paydowns	486		510
	Purchases	(27)		(9)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	1,159		974
	Purchases	(2)		—
	Other investing activities	20		27
	Net cash provided by (used in) investing activities	(9,944)		3,150
Financing	Net change deposits	(6)		(28)
	Net proceeds from issuance of consolidated obligations -
	Discount notes	231,170		178,092
	Bonds	14,341		7,426
	Payments for maturing and retiring consolidated obligations-
	Discount notes	(226,872)		(174,603)
	Bonds	(7,932)		(13,035)
	Net proceeds (payments) on derivative contracts with financing element	(26)		(30)
	Payments for retiring of subordinated debt	(944)		—
	Proceeds from issuance of capital stock	707		131
	Repurchase of capital stock	(584)		(197)
	Other financing activities	(7)		(2)
	Cash dividends paid	(19)		(11)
	Net cash provided by (used in) financing activities	9,828		(2,257)
	Net increase (decrease) in cash and due from banks	(124)		1,209
	Cash and due from banks at beginning of period	499		342
	Cash and due from banks at end of period	$375		$1,551
Noncash	Capital stock reclassified to mandatorily redeemable capital stock (other liabilities)	$299		$1

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements and the following footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2015, included in our Annual Report on Form 10-K (2015 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

Refer to the Glossary of Terms starting on page 62 for the definitions of certain terms used herein.

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

Simplifying the Presentation of Debt Issuance Cost (i.e., Concession Fees)

In April of 2015, the FASB issued new guidance requiring any concession fee to be presented as a direct deduction from the debt it relates to rather than separately presented as a deferred cost in Other Assets. We retrospectively adopted the new guidance January 1, 2016 by reclassifying deferred concession fees from Other Assets to its related debt, which at the time of adoption included our Consolidated obligations discount notes, Consolidated obligation bonds and Subordinated notes. This reclassification did not have a material effect on our financial condition, results of operations, cash flows, or percentage net interest yield on our consolidated obligations at the time of adoption.

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

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Measurement of Credit Losses on Financial Instruments

In June of 2016, the FASB amended existing GAAP guidance applicable to measuring credit losses on financial instruments. The amendment is expected to result in recognizing credit losses in the financial statements on a more timely basis by utilizing forward looking information. Outlined below are key provisions of the amendment.

•	Replaces the “incurred loss” impairment methodology applied under current GAAP with an “expected credit losses” methodology.

•
The expected credit losses methodology requires us to estimate all credit losses on financial instruments carried on an amortized cost basis and off-balance-sheet credit exposures over their contractual term. Such financial instruments include, but are not limited to, advances, MPF Loans held in portfolio, Held-to-maturity (HTM) securities, and standby letters of credit.

•
The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial instrument’s reported amount.

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

•
Aligns the income statement recognition of credit losses for securities with the reporting period in which changes in collectability occur by recording credit losses (and subsequent reversals) through an allowance rather than a write-down as currently required under GAAP.

•
Requires recognition of a credit loss on available-for-sale securities into the income statement if the present value of cash flows expected to be collected on the security is less than its amortized cost basis. Additionally, the allowance on available-for-sale (AFS) debt securities will be limited to the amount by which fair value is less than the amortized cost.

•
Expands upon the current credit quality disclosures by requiring further disaggregation of financial instruments by their year of origination. This disclosure is expected to help financial statement users better understand credit quality trends of asset portfolios.

We are required to adopt the amendment effective January 1, 2020; however, we are permitted to early adopt the amendment effective January 1, 2019. A modified retrospective transition approach is required to be applied when measuring expected credit losses upon adoption with any cumulative-effect adjustment recorded to retained earnings as of the effective date. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before our effective date. This means write-downs recognized prior to our effective date on securities may not be reversed at the time of our adoption. Instead, improvements in expected cash flows that exist at the time we adopt will continue to be accreted into income over the remaining life of the security. Additionally, recoveries of amounts previously written off prior to the date of adoption will be recorded in earnings when received. We are in the process of reviewing the expected effect of this guidance on our financial condition, results of operations, and cash flows.

Contingent Put and Call Options in Debt Instruments

In March of 2016, the FASB issued new guidance clarifying the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The new guidance clarifies that entities no longer will be required to assess whether the event triggering the acceleration of the contingent call (put) option is related to interest rates or credit risk as opposed to some extraneous event or factor when determining if the contingent call (put) option is clearly and closely related to its debt host. We plan to adopt the new guidance on its effective date, which is January 1, 2017. The modified retrospective approach is required when adopting the new guidance. We do not expect the new guidance to have a material effect on our financial condition, results of operations, or cash flows at the time of adoption.

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

The new guidance becomes effective January 1, 2019. A modified retrospective transition approach is required to be applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We do not expect the new guidance to have a significant effect on our financial condition, results of operations, and cash flows for the reasons outlined below.

•
Our existing off-balance sheet operating leases are not material. As a result, we expect to record an insignificant amount of operating leases in our statements of condition relative to our total assets and total liabilities at the time of adoption.

•	Our lease payments and interest expense on operating leases will continue to be reported in a single line item within our statements of income.

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

•	Our lease payments will continue to be reported within operating activities in our statements of cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January of 2016, the FASB issued new guidance pertaining to the recognition and measurement of financial assets and financial liabilities. The key provisions applicable to us include, but are not limited to, the following:

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

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. In August of 2015, the FASB deferred the effective date of this new guidance until January 1, 2018. Subsequently, the FASB has issued several pronouncements that provide additional guidance and clarifications to the revenue recognition guidance issued in May of 2014. The new revenue recognition guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows at the time of adoption. This is because the majority of our financial instruments and other contractual rights are within the scope of other GAAP guidance; and accordingly, are excluded from the scope of this new revenue recognition guidance.

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income -

Investment securities -
Trading	$3	$1	$5	$2
Available-for-sale	119	130	251	264
Held-to-maturity	56	69	115	138
Investment securities	178	200	371	404

Advances -
Advance interest income	68	42	130	81
Advance prepayment fees	6	—	7	6
Advances	74	42	137	87

MPF Loans held in portfolio	55	66	112	135

Other interest bearing assets	10	1	15	4

Interest income	317	309	635	630

Interest expense -

Consolidated obligations -
Discount notes	95	72	177	144
Bonds	98	103	200	208
Consolidated obligations	193	175	377	352

Subordinated notes	10	13	24	27

Other interest bearing liabilities	3	—	3	—

Interest expense	206	188	404	379

Net interest income	$111	$121	231	251

Provision for (reversal of) credit losses	—	4	—	4

Net interest income after provision for (reversal of) credit losses	$111	$117	$231	$247

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

As of	June 30, 2016	December 31, 2015
U.S. Government & other government related	$1,153	$1,108
Residential MBS:
GSE	45	50
Government-guaranteed	2	2
Residential MBS	47	52
Trading securities	$1,200	$1,160

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of June 30, 2016
U.S. Government & other government related	$374	$24	$(4)	$394
State or local housing agency	20	1	—	21
FFELP ABS	4,740	128	(34)	4,834

Residential MBS:
GSE	8,936	402	(16)	9,322
Government-guaranteed	1,568	52	—	1,620
Private-label	52	5	—	57
Residential MBS	10,556	459	(16)	10,999
Available-for-sale securities	$15,690	$612	$(54)	$16,248

As of December 31, 2015
U.S. Government & other government related	$405	$21	$(4)	$422
State or local housing agency	18	—	—	18
FFELP ABS	5,090	233	(24)	5,299

Residential MBS:
GSE	9,427	383	(12)	9,798
Government-guaranteed	1,811	57	—	1,868
Private-label	61	4	—	65
Residential MBS	11,299	444	(12)	11,731
Available-for-sale securities	$16,812	$698	$(40)	$17,470

We had no sales of AFS securities for the periods presented.

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of June 30, 2016
U.S. Government & other government related	$1,835	$—	$1,835	$83	$—	$1,918
State or local housing agency	14	—	14	—	—	14

Residential MBS:
GSE	2,024	—	2,024	150	—	2,174
Government-guaranteed	883	—	883	17	—	900
Private-label	983	(196)	787	298	(1)	1,084
Residential MBS	3,890	(196)	3,694	465	(1)	4,158
Held-to-maturity securities	$5,739	$(196)	$5,543	$548	$(1)	$6,090

As of December 31, 2015
U.S. Government & other government related	$1,932	$—	$1,932	$64	$(1)	$1,995
State or local housing agency	16	—	16	—	—	16

Residential MBS:
GSE	2,163	—	2,163	134	—	2,297
Government-guaranteed	969	—	969	16	—	985
Private-label	1,104	(217)	887	334	(1)	1,220
Residential MBS	4,236	(217)	4,019	484	(1)	4,502
Held-to-maturity securities	$6,184	$(217)	$5,967	$548	$(2)	$6,513

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of June 30, 2016
U.S. Government & other government related	$35	$(1)	$51	$(3)	$86	$(4)
FFELP ABS	57	(1)	733	(33)	790	(34)

Residential MBS:
GSE	1,533	(5)	1,012	(11)	2,545	(16)
Government-guaranteed	24	—	—	—	24	—
Private-label	—	—	8	—	8	—
Residential MBS	1,557	(5)	1,020	(11)	2,577	(16)
Available-for-sale securities	$1,649	$(7)	$1,804	$(47)	$3,453	$(54)

As of December 31, 2015
U.S. Government & other government related	$30	$(1)	$45	$(3)	$75	$(4)
State or local housing agency	4	—	—	—	4	—
FFELP ABS	64	(1)	787	(23)	851	(24)

Residential MBS:
GSE	1,081	(3)	1,006	(9)	2,087	(12)
Government-guaranteed	90	—	—	—	90	—
Private-label	—	—	8	—	8	—
Residential MBS	1,171	(3)	1,014	(9)	2,185	(12)
Available-for-sale securities	$1,269	$(5)	$1,846	$(35)	$3,115	$(40)

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of June 30, 2016
U.S. Government & other government related	$—	$—	$16	$—	$16	$—
State or local housing agency	—	—	1	—	1	—

Residential MBS:
GSE	4	—	—	—	4	—
Government-guaranteed	134	—	—	—	134	—
Private-label	4	—	1,038	(197)	1,042	(197)
Residential MBS	142	—	1,038	(197)	1,180	(197)
Held-to-maturity securities	$142	$—	$1,055	$(197)	$1,197	$(197)

As of December 31, 2015
U.S. Government & other government related	$606	$—	$16	$(1)	$622	$(1)
State or local housing agency	1	—	10	—	11	—

Residential MBS:
GSE	4	—	—	—	4	—
Private-label	—	—	1,167	(218)	1,167	(218)
Residential MBS	4	—	1,167	(218)	1,171	(218)
Held-to-maturity securities	$611	$—	$1,193	$(219)	$1,804	$(219)

Contractual Maturity Terms

The following table primarily presents the amortized cost basis and fair value of U.S. Government & other government related AFS and HTM securities by contractual maturity. ABS and MBS securities are excluded since their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of June 30, 2016	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$694	$694
Due after one year through five years	64	67	303	318
Due after five years through ten years	30	32	89	91
Due after ten years	300	316	763	829
ABS and MBS without a single maturity date	15,296	15,833	3,694	4,158
Total securities	$15,690	$16,248	$5,543	$6,090

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment Analysis

We had no OTTI for the periods presented based on the significant inputs, key modeling assumptions, and methodologies outlined below.

We assess an HTM or AFS private-label MBS security for OTTI whenever its fair value is less than its amortized cost basis as of the reporting date. Specifically, we determine OTTI, if any, by performing a cash flow analysis for substantially all of these private-label MBS securities utilizing two independent third party models, which are described further below. Our analysis generates cash flow projections utilizing significant inputs, key modeling assumptions, and methodologies provided by the FHLB System OTTI Committee, which was established to achieve consistent OTTI analyses for private-label MBS among FHLBs. We are still responsible, however, for making our own OTTI determination, which involves determining the reasonableness of these significant inputs, assumptions, and methodologies, as well as performing the required present value calculations using appropriate historical cost bases and yields.  We then utilize these cash flow projections to determine if OTTI exists on our private-label MBS.

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

As of June 30, 2016, we had a short-term housing price forecast with projected changes ranging from -2.0% to +10.0% over the twelve month period beginning April 1, 2016, over all markets. For the vast majority of markets, the short-term forecast has changes ranging from +2.0% to +6.0%.

The following table presents the changes in the cumulative amount of previously recorded OTTI credit losses (recognized into earnings) on investment securities for the reporting periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning Balance	$555	$605	$568	$620
Reductions:
Increases in expected future cash flows recorded as accretion into interest income	(13)	(14)	(26)	(29)
Ending Balance	$542	$591	$542	$591

Ongoing Litigation

On October 15, 2010, we instituted litigation relating to 64 private-label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. In April 2016, we received a payment of $37.5 million (partially offset by $5.0 million of related legal fees and other expenses) resulting from a settlement with some of the defendants. As of June 30, 2016, the remaining litigation covers four private-label MBS bonds in the aggregate original principal amount of $77.5 million.

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality.

The following table presents our advances by terms of maturity. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay advances with or without penalties.

As of June 30, 2016	Weighted Average Contractual Interest Rate		Amount
Due in one year or less	0.59%		$15,928
One to two years	0.74%		9,686
Two to three years	0.61%	[a]	4,966
Three to four years	0.54%	[a]	9,147
Four to five years	1.05%	[a]	2,255
More than five years	1.69%		4,079
Par value	0.73%		$46,061

[a]
The weighted average interest rate is relatively lower when compared to other categories due to a majority of advances in this category consisting of variable rate advances which reset periodically at current interest rates.

See Note 8 - Allowance for Credit Losses for information related to our credit risk on advances and allowance methodology for credit losses.

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	June 30, 2016	December 31, 2015
Par value	$46,061	$36,605
Hedging adjustments	335	159
Other adjustments	28	14
Advances	$46,424	$36,778

The following advance borrowers exceeded 10% of our total advances outstanding:

As of June 30, 2016	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	24%
The Northern Trust Company	6,000		13%
BMO Harris Bank, N.A.	4,875		11%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	June 30, 2016	December 31, 2015
Medium term (15 years or less)	$507	$662
Long term (greater than 15 years)	4,103	4,112
Unpaid principal balance	4,610	4,774
Net premiums, credit enhancement and deferred loan fees	28	20
Hedging adjustments	32	37
MPF Loans held in portfolio, before allowance for credit losses	4,670	4,831
Allowance for credit losses on MPF Loans	(3)	(3)
MPF Loans held in portfolio, net	$4,667	$4,828

Conventional mortgage loans	$3,467	$3,568
Government Loans	1,143	1,206
Unpaid principal balance	$4,610	$4,774

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

We have identified our portfolio segments as shown below:

•Member credit products (advances, letters of credit and other extensions of credit to borrowers);
•Conventional MPF Loans held in portfolio;
•Government Loans held in portfolio; and
•Federal Funds Sold and Securities Purchased Under Agreements to Resell.

Member Credit Products

We have not recorded any allowance for credit losses for our member credit products portfolio segment based upon our credit analysis and the repayment history on member credit products. We had no member credit products that were past due, on nonaccrual status, involved in a troubled debt restructuring or otherwise considered impaired. We have not recorded a separate liability to reflect credit losses on our member credit products with off-balance sheet credit exposure.

Conventional MPF Loans Held in Portfolio

For further detail of our MPF Risk Sharing Structure see page F-14 in our 2015 Form 10-K. There has been no material activity in our allowance for credit losses since December 31, 2015. The following table presents the recorded investment and the allowance for credit losses in conventional MPF Loans by impairment methodology. Recorded investment in a conventional MPF Loan is its amortized cost basis plus related accrued interest receivable, if any. Recorded investment is not net of its allowance for credit losses but is net of any direct charge-off on the conventional MPF Loan.

As of	June 30, 2016	December 31, 2015
Recorded investment in conventional MPF Loans -
Individually evaluated for impairment	$87	$107
Collectively evaluated for impairment	3,442	3,519
Recorded investment	$3,529	$3,626

Allowance for credit losses on conventional MPF Loans -
Homogeneous pools of loans collectively evaluated for impairment	$3	$3

Government Loans Held in Portfolio

Servicing PFIs are responsible for absorbing any losses incurred on Government Loans held in portfolio that are not recovered from the government insurer or guarantor. We did not establish an allowance for credit losses on our Government Loans held in portfolio for the reporting periods presented based on our assessment that our servicing PFIs' have the ability to absorb such losses. Further, Government Loans were not placed on nonaccrual status or disclosed as troubled debt restructurings for the same reason.

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Credit Quality Indicators - MPF Loans Held in Portfolio

The following table summarizes our recorded investment in MPF Loans by our key credit quality indicators, which include:

•
"Serious delinquency rate" consists of MPF Loans that are 90 days or more past due or in the process of foreclosure, as a percentage of the total recorded investment. MPF Loans that are both 90 days or more past due and in the process of foreclosure are only included once in our serious delinquency rate calculation.

•
"Past due 90 days or more still accruing interest" consists of MPF Loans that are either government guaranteed or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee or insurance, such as PMI, of a financially responsible party) and in the process of collection.

	June 30, 2016			December 31, 2015
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$81	$50	$131	$99	$63	$162
Past due 60-89 days	26	17	43	32	21	53
Past due 90 days or more	80	18	98	100	15	115
Past due	187	85	272	231	99	330
Current	3,342	1,081	4,423	3,395	1,130	4,525
Recorded investment	$3,529	$1,166	$4,695	$3,626	$1,229	$4,855
In process of foreclosure	$42	$4	$46	$51	$3	$54
Serious delinquency rate	2.27%	1.52%	2.08%	2.77%	1.23%	2.38%
Past due 90 days or more still accruing interest	$6	$18	$24	$10	$15	$25
On nonaccrual status	$87	$—	$87	$107	$—	$107

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

As of	June 30, 2016	December 31, 2015
Recorded investment without an allowance for credit losses	$87	$107
Unpaid principal balance without an allowance for credit losses	94	117

The following table summarizes the average recorded investment of impaired conventional MPF Loans. We do not recognize interest income on impaired loans.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Average recorded investment without allowance for credit losses	$88	$131	$93	$140

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We only had credit risk exposure to overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of June 30, 2016, and December 31, 2015. We did not have any term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight Securities Purchased Under Agreements to Resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

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

Our over-the-counter bilateral derivative agreements may contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $31 million of collateral at fair value to our derivatives counterparties at June 30, 2016.

Cleared swaps are subject to initial and variation margin requirements established by the DCO and its clearing members. We post initial and variation margin through the clearing member, on behalf of the DCO, which could expose us to institutional credit risk in the event that a clearing member or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because a central DCO counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The DCO determines initial margin requirements for cleared derivatives. In this regard, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We had no requirement to post additional initial margin by our clearing agents at June 30, 2016.

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation for further discussion. In addition to the cash collateral as noted in the following table, we also pledged $101 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at June 30, 2016.

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements.

	June 30, 2016					December 31, 2015
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$23,525	$62		$1,312		$25,140	$30		$1,082
Derivatives not in hedge accounting relationships-
Interest rate swaps	33,655	581		500		28,866	456		341
Interest rate swaptions	820	58		—		1,270	40		—
Interest rate caps or floors	1,129	65		—		1,131	76		—
Interest rate futures	23	—		—		7	—		—
Mortgage delivery commitments	1,001	3		2		479	1		1
TBAs Ginnie Mae securitizations	92	—		1		114	—		—
Derivatives not in hedge accounting relationships	36,720	707		503		31,867	573		342
Gross derivative amount before adjustments	$60,245	769		1,815		$57,007	603		1,424
Netting adjustments and cash collateral		(765)	[a]	(1,764)	[a]		(601)	[a]	(1,369)	[a]
Derivatives on statements of condition		$4		$51			$2		$55

[a]
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed by us with the same clearing agent and/or counterparty. Cash collateral posted was $1.0 billion and $793 million at June 30, 2016, and December 31, 2015, and cash collateral received was $29 million and $25 million.

The following table presents our gross recognized amount of offsetting derivative assets and liabilities for derivatives with legal right of offset as well as derivatives without the legal right of offset.

	Derivative Assets			Derivative Liabilities
As of June 30, 2016	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$580	$186	$766	$1,166	$647	$1,813
Netting adjustments and cash collateral	(579)	(186)	(765)	(1,131)	(633)	(1,764)
Derivatives with legal right of offset - net	1	—	1	35	14	49
Derivatives without legal right of offset	3	—	3	2	—	2
Derivatives on statements of condition	4	—	4	37	14	51
Cash collateral for initial margin		(1)	(1)
Noncash collateral received (pledged) and cannot be sold or repledged	1	—	1	—	14	14
Net amount	$3	$1	$4	$37	$—	$37

As of December 31, 2015
Derivatives with legal right of offset -
Gross recognized amount	$509	$93	$602	$1,182	$241	$1,423
Netting adjustments and cash collateral	(508)	(93)	(601)	(1,140)	(229)	(1,369)
Derivatives with legal right of offset - net	1	—	1	42	12	54
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	2	—	2	43	12	55
Noncash collateral received (pledged) and cannot be sold or repledged	—	—	—	—	12	12
Net amount	$2	$—	$2	$43	$—	$43

At June 30, 2016, we had $87 million of additional net credit exposure on cleared derivatives due to our pledging of non-cash collateral to a DCO for initial margin, which exceeded our net derivative liability position. We had $50 million comparable exposure at December 31, 2015.

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents the gains (losses) of derivatives and hedging activities as presented in the statements of income.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2016	2015	2016	2015
Fair value hedges -
Interest rate swaps	$(3)	$6	$(12)	$(13)
Cash flow hedges	4	1	4	1
Economic hedges -
Interest rate swaps	(12)	(6)	(39)	(29)
Interest rate swaptions	7	(5)	18	3
Interest rate caps or floors	(8)	(7)	(11)	(8)
Interest rate future forwards	(1)	—	(1)	—
Net interest settlements	16	20	28	44
Mortgage delivery commitments	—	—	2	—
TBAs Ginnie Mae securitizations	(1)	—	(3)	—
Economic hedges	1	2	(6)	10
Gains (losses) on derivatives and hedging activities	$2	$9	$(14)	$(2)

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no gain (loss) for hedges that no longer qualified as a fair value hedge. Additionally, the table indicates where fair value hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed fair value hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	On Derivative	On Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
Three months ended June 30, 2016
Available-for-sale securities	$(4)	$2	$(2)	$(28)
Advances	(68)	68	—	(20)
MPF Loans held for portfolio	—	—	—	(3)
Consolidated obligation bonds	8	(9)	(1)	17
Total	$(64)	$61	$(3)	$(34)

Three months ended June 30, 2015
Available-for-sale securities	$48	$(45)	$3	$(34)
Advances	89	(86)	3	(22)
MPF Loans held for portfolio	—	—	—	(3)
Consolidated obligation bonds	(44)	44	—	57
Total	$93	$(87)	$6	$(2)

Six months ended June 30, 2016
Available-for-sale securities	$(55)	$50	$(5)	$(62)
Advances	(178)	177	(1)	(40)
MPF Loans held for portfolio	—	—	—	(5)
Consolidated obligation bonds	76	(82)	(6)	39
Total	$(157)	$145	$(12)	$(68)

Six months ended June 30, 2015
Available-for-sale securities	$12	$(14)	$(2)	$(78)
Advances	28	(29)	(1)	(41)
MPF Loans held for portfolio	—	—	—	(7)
Consolidated obligation bonds	30	(40)	(10)	115
Total	$70	$(83)	$(13)	$(11)

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $(8) million as of June 30, 2016. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is 4 years.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed cash flow hedging adjustments, which are reclassified from AOCI into the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

		Ineffective Portion Recorded in Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
Three months ended June 30, 2016
Advances	Interest rate floors	$—	$—	$4
Discount notes	Interest rate swaps	4	14	(51)
Bonds	Interest rate swaps	—	—	(1)
Total		$4	$14	$(48)

Three months ended June 30, 2015
Advances	Interest rate floors	$—	$—	$3
Discount notes	Interest rate swaps	1	70	(62)
Bonds	Interest rate swaps	—	—	(1)
Total		$1	$70	$(60)

Six months ended June 30, 2016
Advances	Interest rate floors	$—	$—	$6
Discount notes	Interest rate swaps	4	(38)	(98)
Bonds	Interest rate swaps	—	—	(2)
Total		$4	$(38)	$(94)

Six months ended June 30, 2015
Advances	Interest rate floors	$—	$—	$6
Discount notes	Interest rate swaps	1	43	(125)
Bonds	Interest rate swaps	—	—	(2)
Total		$1	$43	$(121)

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

As of June 30, 2016	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$12,279	0.88%	$22,060
One to two years	4,885	1.74%	3,425
Two to three years	3,395	1.35%	1,995
Three to four years	2,213	1.48%	403
Four to five years	3,271	2.06%	363
Thereafter	3,052	3.33%	849
Par value	$29,095	1.51%	$29,095

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2016	December 31, 2015
Carrying Amount	$45,876	$41,564
Par Value	45,906	41,584
Weighted Average Interest Rate	0.39%	0.22%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	June 30, 2016	December 31, 2015
Noncallable	$18,393	$10,148
Callable	10,702	12,536
Par value	29,095	22,684
Hedging adjustments	(13)	(101)
Other adjustments	9	(1)
Consolidated obligation bonds	$29,091	$22,582

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2016, and December 31, 2015. Refer to Note 17 - Commitments and Contingencies to the financial statements in our 2015 Form 10-K for further details.

	June 30, 2016			December 31, 2015
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$492,431	$471,379	$963,810	$410,859	$494,343	$905,202
FHLB Chicago as primary obligor	29,095	45,906	75,001	22,684	41,584	64,268
As a percent of the FHLB System	6%	10%	8%	6%	8%	7%

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

	June 30, 2016		December 31, 2015
	Requirement	Actual	Requirement	Actual
Risk-based capital	$984	$4,960	$1,027	$4,688
Total regulatory capital	$3,226	$4,960	$2,827	$4,688
Total regulatory capital ratio	4.00%	6.15%	4.00%	6.63%
Leverage capital	$4,033	$7,440	$3,534	$7,032
Leverage capital ratio	5.00%	9.22%	5.00%	9.95%

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members' regulatory capital stock exceeded 10% of our total regulatory capital stock outstanding:

As of June 30, 2016	Regulatory Capital Stock Outstanding		% of Total Outstanding
One Mortgage Partners Corp.	$245	[a]	12%
The Northern Trust Company	$220		11%
BMO Harris Bank, N.A.	$219		11%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

Excess Capital Stock

In February 2016, we announced significant reductions in our membership stock and activity stock requirements, which went into effect on April 1, 2016. As a result of these changes, we held $593 million of excess capital stock on April 1, 2016. As of June 30, 2016, we held excess capital stock of $391 million. The reduction was a result of members requesting repurchase of their excess stock and members utilizing excess stock to support new advance borrowing activities.

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	AOCI
Three months ended June 30, 2016
Beginning balance	$618	$(206)	$(516)	$(6)	$(110)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(60)	10	14	1	(35)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(2)	—	(2)
Non-interest gain (loss)	—	—	(4)	—	(4)
Other comprehensive income in the period	(60)	10	8	1	(41)
Ending balance	$558	$(196)	$(508)	$(5)	$(151)

Three months ended June 30, 2015
Beginning balance	$1,038	$(251)	$(608)	$(7)	$172
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(113)	13	70	—	(30)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(2)	—	(2)
Non-interest gain (loss)	—	—	(1)	—	(1)
Other comprehensive income in the period	(113)	13	67	—	(33)
Ending balance	$925	$(238)	$(541)	$(7)	$139

Six months ended June 30, 2016
Beginning balance	$658	$(217)	$(463)	$(6)	$(28)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(100)	21	(38)	1	(116)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(3)	—	(3)
Non-interest gain (loss)	—	—	(4)	—	(4)
Other comprehensive income in the period	(100)	21	(45)	1	(123)
Ending balance	$558	$(196)	$(508)	$(5)	$(151)

Six months ended June 30, 2015
Beginning balance	$1,060	$(264)	$(580)	$1	$217
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(135)	26	43	(8)	(74)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(3)	—	(3)
Non-interest gain (loss)	—	—	(1)	—	(1)
Other comprehensive income in the period	(135)	26	39	(8)	(78)
Ending balance	$925	$(238)	$(541)	$(7)	$139

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

	Carrying Amount		Fair Value Hierarchy
		Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Financial Assets -
Cash and due from banks	$375	$375	$375	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold	3,573	3,573	—	3,573	—
Securities purchased under agreements to resell	1,750	1,750	—	1,750	—
Held-to-maturity securities	5,543	6,090	—	5,006	1,084
Advances	46,424	46,384	—	46,384	—
MPF Loans held in portfolio, net	4,667	4,996	—	4,958	38
Financial Liabilities -
Deposits	(532)	(532)	—	(532)	—
Consolidated obligation discount notes	(45,876)	(45,881)	—	(45,881)	—
Consolidated obligation bonds	(29,091)	(29,576)	—	(29,576)	—
Mandatorily redeemable capital stock	(302)	(302)	(302)	—	—

December 31, 2015
Financial Assets -
Cash and due from banks	$499	$499	$499	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold	1,702	1,702	—	1,702	—
Securities purchased under agreements to resell	1,375	1,375	—	1,375	—
Held-to-maturity securities	5,967	6,513	—	5,293	1,220
Advances	36,778	36,736	—	36,736	—
MPF Loans held in portfolio, net	4,828	5,190	—	5,155	35
Financial Liabilities -
Deposits	(538)	(538)	—	(538)	—
Consolidated obligation discount notes	(41,564)	(41,563)	—	(41,563)	—
Consolidated obligation bonds	(22,582)	(22,986)	—	(22,931)	(55)	[a]
Mandatorily redeemable capital stock	(8)	(8)	(8)	—	—
Subordinated notes	(944)	(966)	—	(966)	—

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

The following table presents financial instruments measured at fair value on a recurring basis on our statements of condition. The Netting adjustment shown in the table reflects our policy of presenting derivative assets and liabilities on a net basis in our statements of condition. See Note 1 - Background and Basis of Presentation and Note 9 - Derivatives and Hedging Activities for further details. Advances, consolidated obligation discount notes and bonds, and mortgage loans held for sale that are measured at fair value on a recurring basis resulted from our electing the fair value option.

June 30, 2016	Level 2	Level 3		Netting	Fair Value
Financial assets -
U.S. Government & other government related non-MBS	$1,153	$—			$1,153
GSE residential MBS	45	—			45
U.S. Governmental-guaranteed residential MBS	2	—			2
Trading securities	1,200	—			1,200
U.S. Government & other government related non-MBS	394	—			394
State or local housing agency non-MBS	21	—			21
FFELP ABS	4,834	—			4,834
GSE residential MBS	9,322	—			9,322
U.S. Government-guaranteed residential MBS	1,620	—			1,620
Private-label residential MBS	—	57			57
Available-for-sale securities	16,191	57			16,248
Advances	594	—			594
Derivative assets	769	—		$(765)	4
Other assets - Mortgage loans held for sale	36	—			36
Financial assets at fair value	$18,790	$57		$(765)	$18,082
Level 3 as a percent of total assets at fair value		0.3%
Financial liabilities -
Consolidated obligation discount notes	$(10,140)	$—			$(10,140)
Consolidated obligation bonds	(5,960)	—			(5,960)
Derivative liabilities	(1,815)	—		$1,764	(51)
Financial liabilities at fair value	$(17,915)	$—		$1,764	$(16,151)
December 31, 2015
Financial assets -
U.S. Government & other government related non-MBS	$1,108	$—			$1,108
GSE residential MBS	50	—			50
U.S. Governmental-guaranteed residential MBS	2	—			2
Trading securities	1,160	—			1,160
U.S. Government & other government related non-MBS	422	—			422
State or local housing agency non-MBS	18	—			18
FFELP ABS	5,299	—			5,299
GSE residential MBS	9,798	—			9,798
U.S. Government-guaranteed residential MBS	1,868	—			1,868
Private-label residential MBS	—	65			65
Available-for-sale securities	17,405	65			17,470
Advances	511	—			511
Derivative assets	598	5		$(601)	2
Other assets - Mortgage loans held for sale	54	—			54
Financial assets at fair value	$19,728	$70		$(601)	$19,197
Level 3 as a percent of total assets at fair value		0.4%
Financial liabilities -
Consolidated obligation discount notes	$(9,006)	$—			$(9,006)
Consolidated obligation bonds	(952)	(55)	[a]		(1,007)
Derivative liabilities	(1,424)	—		$1,369	(55)
Financial liabilities at fair value	$(11,382)	$(55)		$1,369	$(10,068)
Level 3 as a percent of total liabilities at fair value		0.5%

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

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

The following table summarizes the net gain (loss) related to financial assets and liabilities for which we elected the fair value option.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2015	2014
Advances	$5	$—	$16	$1
Bonds	(2)	2	(5)	4
Discount notes	(2)	(2)	(5)	(2)
Net gain (loss) instruments held under fair value option	$1	$—	$6	$3

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	June 30, 2016		December 31, 2015
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$576	$5,949	$509	$953
Fair value over (under) UPB	18	11	2	(1)
Fair value	$594	$5,960	$511	$952

Notes to Financial Statements - (Unaudited)
(Dollars in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	June 30, 2016				December 31, 2015
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$714	$—		$714	$105	$—		$105
Unsettled consolidated obligation discount notes	43	—		43	—	—		—
Member standby letters of credit	6,355	2,067	[a]	8,422	5,063	1,615	[a]	6,678
Housing authority standby bond purchase agreements	50	265		315	49	362		411
Advance commitments	187	—		187	163	5		168
MPF delivery commitments	558	—		558	279	—		279
Other commitments	44	1		45	48	3		51
Commitments	$7,951	$2,333		$10,284	$5,707	$1,985		$7,692

[a]	Contains $369 million and $637 million of member standby letters of credit at June 30, 2016, and December 31, 2015, which were renewable annually.

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

As of	June 30, 2016	December 31, 2015
Assets - Interest bearing deposits	$650	$650
Assets - Advances	22,016	15,168
Assets - Advance Interest Receivable	9	5
Liabilities - Deposits	26	20
Equity - Capital Stock	703	467

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. All transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.  These transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

(Dollars in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Selected statements of condition data
Total investments [a]	$28,964	$27,597	$28,324	$28,883	$28,080
Advances	46,424	38,353	36,778	35,044	34,553
MPF Loans held in portfolio, gross	4,670	4,681	4,831	5,082	5,377
Less: allowance for credit losses	(3)	(2)	(3)	(3)	(3)
Total assets	80,662	70,913	70,671	69,824	69,760
Consolidated obligation discount notes, net	45,876	40,293	41,564	37,290	34,552
Consolidated obligation bonds, net	29,091	24,021	22,582	26,062	28,672
Total capital stock	1,774	1,733	1,950	1,892	1,835
Total retained earnings	2,884	2,790	2,730	2,640	2,575
Mandatorily redeemable capital stock (MRCS)	302	302	8	9	8
Total capital	4,507	4,413	4,652	4,573	4,549
Other selected data at period end
MPF off-balance sheet loans outstanding FHLB System [b]	$16,061	$15,664	$15,399	$15,083	$14,840
MPF off-balance sheet loans outstanding FHLB Chicago PFIs [b]	7,892	7,827	7,785	7,765	7,725
FHLB systemwide consolidated obligations (par)	963,810	896,828	905,202	856,511	852,783
Number of members	732	737	740	742	748
Total employees (full and part time)	432	425	422	410	413
Selected statements of income data
Net interest income after provision for credit losses	$111	$120	$135	$121	$117
Non-interest gain (loss)	50	(3)	10	(6)	24
Non-interest expense	46	40	37	35	33
Net income	104	69	97	72	97
Other selected data during the periods
MPF off-balance sheet loan volume funded FHLB System [b]	$960	$703	$849	$807	$800
MPF off-balance sheet loan volume funded FHLB Chicago PFIs [b]	395	277	329	363	388
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.15%	6.81%	6.63%	6.50%	6.33%
Market value of equity to book value of equity	107%	107%	108%	108%	110%
Total investments - % of total assets	36%	39%	40%	41%	40%
Advances - % of total assets	58%	54%	52%	50%	50%
MPF Loans held in portfolio, net - % of total assets	6%	7%	7%	7%	8%
Dividend rate class B1 activity stock-period paid	2.80%	2.60%	2.50%	2.25%	2.25%
Dividend rate class B2 membership stock-period paid	0.60%	0.60%	0.50%	0.50%	0.50%
Return on average assets	0.53%	0.38%	0.53%	0.42%	0.56%
Return on average equity	9.38%	5.87%	8.44%	6.31%	8.51%
Average equity to average assets	5.65%	6.47%	6.28%	6.66%	6.58%
Net yield on average interest-earning assets	0.57%	0.66%	0.75%	0.72%	0.71%
Return on average Regulatory Capital spread to three month LIBOR index	7.97%	5.17%	7.94%	6.15%	8.59%
Cash dividends	$10	$9	$7	$7	$6
Dividend payout ratio	10%	13%	7%	10%	6%

[a]	Total investments includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

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

•	our ability to attract and retain skilled employees;

•	the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;

•	the impact of the application of auditor independence rules to our independent auditor;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities; and

•	our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2015 Form 10-K on page 19 and in this Form 10-Q on page 60.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

(Dollars in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2016 Financial Highlights

•
We recorded net income of $104 million for the second quarter of 2016, up from $97 million in the second quarter of 2015, as we benefitted from continued litigation settlement awards related to our private-label MBS as discussed below.

•
Net interest income for the second quarter of 2016 was $111 million, which included approximately $11 million of income from the prepayment fees associated with certain advance and investment security prepayments during the period. For the second quarter of 2015, net interest income was $121 million, which included approximately $12 million of income from prepayment fees associated with certain investment security prepayments during the period. The primary factor for the decline in net interest income between the second quarters of 2016 and 2015 was the result of the continued maturity of our higher earning investments and MPF Loan portfolios in addition to increased funding costs we experienced during the period. These increased funding costs were the result of our utilization of longer-term funding for our balance sheet.

•
Litigation settlement awards related to our private-label MBS were $38 million for the second quarter of 2016 compared to $10 million for the second quarter of 2015, as such remaining outstanding litigation, and any related settlement awards, wind down.

•
Other noninterest expense increased to $46 million for the second quarter of 2016, compared to $33 million for the second quarter of 2015, driven mainly by litigation expenses of $5 million and $1 million, respectively, related to our private-label MBS litigation settlements during the periods, along with an increase in other operating expenses.

•	Total investment securities decreased $1.6 billion to $23.0 billion at June 30, 2016, down 7% from $24.6 billion at December 31, 2015, as our investment portfolio continued to pay down.

•
Advances outstanding increased $9.6 billion to $46.4 billion at June 30, 2016, up 26% from $36.8 billion at December 31, 2015, as members support investment activities and loan growth in their communities.

•	MPF Loans held in portfolio remained relatively flat from December 31, 2015, to June 30, 2016, as new MPF Loan volume helped offset paydown and maturity activity during the period.

•	Total assets increased $10 billion to $80.7 billion as of June 30, 2016, up 14% compared to $70.7 billion as of December 31, 2015.

•	We reached nearly $2.9 billion in retained earnings at June 30, 2016.

•	We remained in compliance with all of our regulatory capital requirements as of June 30, 2016.

Summary and Outlook

Second Quarter 2016 Dividend

On July 21, 2016, the Bank's Board of Directors maintained the dividend levels set last quarter for the second quarter of 2016. The Board again recognized our members that borrow from the Bank by declaring a dividend of 2.80% (annualized) for Class B1 activity capital stock, based on the Bank’s preliminary financial results for the second quarter of 2016. The Board also declared a 0.60% dividend (annualized) for Class B2 membership capital stock.

Meeting Members’ Business Needs

We have focused our efforts over the past few years to optimize members’ investment in the Bank as one way to enhance the value of their membership. This quarter, we announced the latest evolution of our Reduced Capitalization Advance Program (RCAP), which allows members to borrow new advances using less activity stock. The new RCAP has no minimum term requirement and is available for most products, including short-term advances. This provides our borrowing members with flexibility in how they choose to benefit from supporting the cooperative.

In addition, this quarter, we announced enhancements to our MPF Direct product. The single-family loan limit is increasing to $2.5 million from $1.5 million. Hybrid adjustable rate mortgages, which our members tell us they wish to sell into the MPF Program, will also be eligible for delivery.

Advances outstanding reached all-time highs in the second quarter, as did letter of credit balances. At June 30, 2016, advances were $46.4 billion, up 26% from December 31, 2015, and letters of credit were $8.4 billion, up 25% from December 31, 2015. Volume in the MPF Program continues to grow as well. As a member-focused cooperative, we have designed our products and services to focus on member needs. The growth in member products is an important way in which we measure our success in fulfilling our role as our members’ Home Loan Bank.

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

The tables on the following page present the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

•
Average daily balances are computed using historical amortized cost balances except for trading securities and items carried under the fair value option, which both immediately recognize changes in fair value into our statements of income.

•
MPF Loans held in portfolio that are on nonaccrual status are included in average daily balances used to determine the effective yield/rate. Amounts included in interest income on MPF Loans held in portfolio are presented as detailed in MPF Loans Held in Portfolio, Net of Allowance for Credit Losses on page 47.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

•	Any changes due to the combined volume/rate variance have been allocated ratably to volume and rate.

(Dollars in millions except per share amounts unless otherwise indicated)

	June 30, 2016			June 30, 2015			Increase (decrease) due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Investment securities	$22,148	$178	3.21%	$24,414	$200	3.28%	$(18)	$(4)	$(22)
Advances	43,759	74	0.68%	32,859	42	0.51%	18	14	32
MPF Loans held in portfolio	4,666	55	4.71%	5,445	66	4.85%	(9)	(2)	(11)
Other interest bearing assets	7,779	10	0.51%	5,260	1	0.08%	3	6	9
Interest income on assets	78,352	317	1.62%	67,978	309	1.82%	42	(34)	8
Consolidated obligation discount notes	46,242	95	0.82%	31,341	72	0.92%	31	(8)	23
Consolidated obligation bonds	26,216	98	1.50%	31,081	103	1.33%	(18)	13	(5)
Subordinated notes	758	10	5.28%	944	13	5.51%	(2)	(1)	(3)
Other interest bearing liabilities	842	3	1.43%				3	—	3
Interest expense on liabilities	74,058	206	1.11%	63,366	188	1.19%	31	(13)	18
Net yield on interest-earning assets	$78,352	$111	0.57%	$67,978	$121	0.71%	$14	$(24)	$(10)

For the six months ended
Investment securities	$22,744	$371	3.26%	$25,042	$404	3.23%	$(35)	$2	$(33)
Advances	41,050	137	0.67%	32,285	87	0.54%	40	10	50
MPF Loans held in portfolio	4,697	112	4.77%	5,616	135	4.81%	(22)	(1)	(23)
Other interest bearing assets	6,791	15	0.44%	8,207	4	0.10%	4	7	11
Interest income on assets	75,282	635	1.69%	71,150	630	1.77%	19	(14)	5
Consolidated obligation discount notes	44,763	177	0.79%	33,794	144	0.85%	38	(5)	33
Consolidated obligation bonds	24,527	200	1.63%	31,889	208	1.30%	(34)	26	(8)
Subordinated notes	851	24	5.64%	944	27	5.72%	(3)	—	(3)
Other interest bearing liabilities	815	3	0.74%				3	—	3
Interest expense on liabilities	70,956	404	1.14%	66,627	379	1.14%	25	—	25
Net yield on interest-earning assets	$75,282	$231	0.61%	$71,150	$251	0.71%	$(2)	$(18)	$(20)

Net interest income changed mainly due to the following:

•
Interest income from investment securities declined primarily due to the decline in average investment balances as securities matured or paid down during the period. Our ability to make new investments that have a term to maturity in excess of 270 days is restricted. For further information, see Investments on page 12 in our 2015 Form 10-K. This decline in interest income was also negatively impacted by declines in accretion into interest income of expected improvements in future cash flows on securities that were previously charged with credit related OTTI. For the year to date through June 30, 2016, we recorded accretion of $26 million compared to $29 million for the same period in 2015; and $13 million and $14 million for the comparable second quarter to date periods ended June 30. Accretion is dependent upon how estimated market conditions impact future cash flows, and may vary from past experience.

•
Interest income from advances increased due to higher member demand for advances along with increases in interest rates, primarily as a result of the Federal Reserve Bank's actions at year end 2015. The following were key factors resulting in the increased demand by members for advances.

•	The funding needs of our members in Illinois and Wisconsin have increased as members support investment activities and loan growth in their communities.

•
The benefits we offer our members through our continuing Reduced Capitalization Advance Program (RCAP), which is designed to make the net cost of borrowing through advances more attractive to members and allows members to borrow new advances using less activity based capital stock.

(Dollars in millions except per share amounts unless otherwise indicated)

•
Interest income from MPF Loans held in portfolio continued to decline as expected due to the net decrease in our outstanding MPF Loans held in portfolio. Though we had a small net decrease in our outstanding MPF Loans year over year, we resumed purchasing MPF Loans and in the second quarter of 2016, our purchases were large enough to mostly offset our current loan paydown activity in the quarter.

•
Interest income from other interest bearing assets comes primarily from Federal Funds sold and securities sold under agreements to repurchase. The increase is primarily due to increases in rates as a result of the Federal Reserve Bank's actions at year end 2015.

•
Interest expense increased, primarily due to higher volume outstanding on our consolidated obligation discount notes. Rates on our outstanding debt decreased in our consolidated obligation discount notes but increased on our longer-termed consolidated obligation bonds as lower rate bonds matured during the period.

•
Our hedging activities also contributed a net reduction to net interest income. The low interest rate environment resulted in negative net interest settlements on derivative contracts in active hedge accounting relationships. For further details see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on the following page.

(Dollars in millions except per share amounts unless otherwise indicated)

Non-Interest Gain (Loss)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Trading securities	$(1)	$—	$—	$(1)
Derivatives and hedging activities	2	9	(14)	(2)
Instruments held under fair value option	1	—	6	3
Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option	2	9	(8)	—
Litigation settlement awards	38	10	38	11
Other, net	10	5	17	8
Noninterest gain (loss)	$50	$24	$47	$19

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Gains (losses) on these activities have generally stabilized in recent years primarily as a result of less volatile hedging costs, which is consistent with the hedging strategies for our more simplified balance sheet, along with a more stable economy. However, most of our total net effect from hedging activities was recorded as a component of net interest income, not in the above non-interest gain (loss) line items. The low interest rate environment resulted in significant negative net interest settlements on derivative contracts. Details are in the table on the following page.

Litigation settlement awards

On October 15, 2010, we instituted litigation relating to 64 private-label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. In April 2016, we received a payment of $37.5 million (partially offset by $5.0 million of related legal fees and expenses recorded in Noninterest expense) resulting from a settlement with some of the defendants. We continue to pursue litigation related to these matters. As of June 30, 2016, the remaining litigation covers four private-label MBS bonds in the aggregate original principal amount of $77.5 million. We cannot predict to what extent we will be successful in this remaining litigation. See Legal Proceedings on page 60 for further details.

Other, net

Other, net, consists primarily of income from the sale of MPF Loans to third party investors and fees other FHLBs pay us to support their participation in the MPF Program, which offsets a portion of the expenses we incur.

(Dollars in millions except per share amounts unless otherwise indicated)

The following table shows the impact of Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option on our results of operations. The largest contributor to the total net effect gain (loss) of hedging activities is net interest settlements. Net interest settlements are attributable to open derivative hedging instruments and are included in the interest income/expense line item of the respective fair value or cash flow hedged item type. The amortization/accretion amount pertains to both closed fair value and cash flow hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended June 30, 2016
Amortization/accretion	$2	$—	$(3)	$(1)	$(2)	$(4)
Net interest settlements	(18)	(28)	—	(50)	18	(78)
Total recorded in net interest income	(16)	(28)	(3)	(51)	16	(82)
Fair value hedges - ineffectiveness net gain (loss)	—	(2)	—	—	(1)	(3)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	4	—	4
Economic hedges - net gain (loss)	(6)	(1)	3	2	3	1
Total recorded derivatives & hedging activities	(6)	(3)	3	6	2	2
Trading securities - hedged	—	(2)	—	—	—	(2)
Instruments held under fair value option	5	—	—	(2)	(2)	1
Total net effect gain (loss) of hedging activities	$(17)	$(33)	$—	$(47)	$16	$(81)

Three months ended June 30, 2015
Amortization/accretion	$2	$—	$(3)	$—	$(4)	$(5)
Net interest settlements	(21)	(34)	—	(62)	60	(57)
Total recorded in net interest income	(19)	(34)	(3)	(62)	56	(62)
Fair value hedges - ineffectiveness net gain (loss)	3	3	—	—	—	6
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	—	—	(3)	3	2	2
Total recorded derivatives & hedging activities	3	3	(3)	4	2	9
Instruments held under fair value option	—	—	—	(2)	2	—
Total net effect gain (loss) of hedging activities	$(16)	$(31)	$(6)	$(60)	$60	$(53)

Six months ended June 30, 2016
Amortization/accretion	$4	$(4)	$(5)	$(1)	$(6)	$(12)
Net interest settlements	(38)	(58)	—	(97)	43	(150)
Total recorded in net interest income	(34)	(62)	(5)	(98)	37	(162)
Fair value hedges - ineffectiveness net gain (loss)	(1)	(5)	—	—	(6)	(12)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	4	—	4
Economic hedges - net gain (loss)	(19)	(1)	7	1	6	(6)
Total recorded derivatives & hedging activities	(20)	(6)	7	5	—	(14)
Trading securities - hedged	—	(1)	—	—	—	(1)
Instruments held under fair value option	16	—	—	(5)	(5)	6
Total net effect gain (loss) of hedging activities	$(38)	$(69)	$2	$(98)	$32	$(171)

Six months ended June 30, 2015
Amortization/accretion	$6	$(10)	$(7)	$(1)	$(5)	$(17)
Net interest settlements	(41)	(68)	—	(124)	118	(115)
Total recorded in net interest income	(35)	(78)	(7)	(125)	113	(132)
Fair value hedges - ineffectiveness net gain (loss)	(1)	(2)	—	—	(10)	(13)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	1	—	1
Economic hedges - net gain (loss)	(2)	—	(1)	5	8	10
Total recorded derivatives & hedging activities	(3)	(2)	(1)	6	(2)	(2)
Trading securities - hedged	—	—	—	—	—	—
Instruments held under fair value option	1	—	—	(2)	4	3
Total net effect gain (loss) of hedging activities	$(37)	$(80)	$(8)	$(121)	$115	$(131)

(Dollars in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Compensation and benefits	$22	$18	$45	$37
Operating expenses	14	14	29	25
Other	10	1	12	4
Noninterest expense	$46	$33	$86	$66

Compensation and benefits increased primarily due to defined benefit pension costs and other post retirement benefit related expenses, driven in part by the continued low interest rate environment and a change in the mortality tables used to calculate the estimated pension liability. To a lesser extent, it also increased due to increased headcount and incentive compensation expenses. We had 432 employees as of June 30, 2016, compared to 413 as of June 30, 2015.

Other consists of legal fees and expenses related to litigation settlements and costs related to our share of funding the Office of Finance and the Federal Housing Finance Agency.

Assessments

We fund the Affordable Housing Program (AHP) program at a calculated rate of 10% of income before assessments.

(Dollars in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net unrealized gain (loss) available-for-sale securities	$(60)	$(113)	$(100)	$(135)
Non-credit OTTI held-to-maturity securities	10	13	21	26
Net unrealized gain (loss) cash flow hedges	8	67	(45)	39
Post-retirement plans	1	—	1	(8)
Other comprehensive income (loss)	$(41)	$(33)	$(123)	$(78)

Net unrealized gain (loss) on available-for-sale securities

Our available-for-sale portfolio securities are in a net unrealized gain position as market interest rates have declined since we acquired these securities. As these securities mature, the net unrealized gain position gradually reverses to zero since we will only collect the face value at their maturity. Such reversals result in a net unrealized (loss) which will decline over time as individual securities mature. Our unrealized net gain position related to our available-for-sale securities portfolio in AOCI was $558 million as of June 30, 2016.

Non-credit OTTI on held-to-maturity securities

We accrete the non-credit related OTTI amount in AOCI to the carrying amount of each related held-to-maturity security over its remaining life. The decrease resulted from a decline in our outstanding non-credit OTTI balance, which drove a reduction in the accretion amounts. Our remaining non-credit OTTI amount on held-to-maturity securities in AOCI was $(196) million as of June 30, 2016. We expect this remaining amount to continue to decline as our OTTI held-to-maturity securities approach maturity.

Net unrealized gain (loss) on cash flow hedges

Our cash flow hedges are more sensitive to changes in longer-term market interest rates than to changes in shorter-term market interest rates. Our year-to-date net unrealized (loss) as of June 30, 2016 was ($45) million compared to a $39 million year-to-date net unrealized gain as of June 30, 2015. The net unrealized (loss) during 2016 resulted from a decline in interest rates, especially in Q1 2016. In Q2 2016, rates stabilized, resulting in a minimal gain compared to the same period in 2015. As of June 30, 2016, we had a net unrealized (loss) of $(508) million in AOCI related to our cash flow hedges.

Post-retirement plans

The $8 million OCI (loss) in Q1 2015 was due to a revision to the mortality tables we use for our post-retirement healthcare and supplemental defined benefit equalization plan and is being amortized into compensation and benefits expense over the average number of years employment remaining before retirement. The annual amount of amortization is expected to be no more than $1 million.

For further information on the activity in Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

(Dollars in millions except per share amounts unless otherwise indicated)

Statements of Condition

	June 30, 2016	December 31, 2015
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$6,348	$4,226
Investment securities	22,991	24,597
Advances	46,424	36,778
MPF Loans held in portfolio, net of allowance for credit losses	4,667	4,828
Other	232	242
Assets	$80,662	$70,671

Consolidated obligation discount notes	$45,876	$41,564
Consolidated obligation bonds	29,091	22,582
Subordinated notes	—	944
Other	1,188	929
Liabilities	76,155	66,019

Capital stock	1,774	1,950
Retained earnings	2,884	2,730
Accumulated other comprehensive income (loss)	(151)	(28)
Capital	4,507	4,652
Total liabilities and capital	$80,662	$70,671

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

(Dollars in millions except per share amounts unless otherwise indicated)

Investment Securities

We are required to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days until such time as our MBS portfolio is less than three times our total regulatory capital and our advances represent more than 50% of our total assets. At June 30, 2016, our MBS portfolio was 3.86 times our total regulatory capital and our advances represented 58% of our total assets.

Advances

Advances increased in 2016 primarily due to the following factors:

•	The increased funding needs of our members in Illinois and Wisconsin as members support investment activities and loan growth in their communities.

•
The benefits we offer our members through our continuing Reduced Capitalization Advance Program (RCAP), which is designed to make the net cost of borrowing through advances more attractive to members and allows members to borrow new advances using less activity stock.

While our advances increased, it is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels could decrease as further discussed in Legislative and Regulatory Developments on page 54 in our Form 10-Q for the quarter ended March 31, 2016.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

We had only a small net decrease in our outstanding MPF Loans from year end, as we resumed purchasing a material amount of new loans. In the second quarter of 2016, our purchases were large enough to mostly offset our current loan paydowns in the quarter. A portion of our new loans were refinancings, and this activity is dependent on interest rates. If rates rise quickly, refinancings may decline. Our recent trend is toward new purchase activity, which may be less susceptible to interest rate increases. However, we cannot predict if these trends will continue. For the year to date period ended June 30, 2016, we acquired $409 million in new MPF Loans to our portfolio, compared to $44 million in the same period in 2015.

In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

(Dollars in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending June 30, 2016, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 48 in our 2015 Form 10-K for a detailed description of our liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of June 30, 2016, our overnight liquidity was $10.5 billion or 13% of total assets, giving us an excess overnight liquidity of $7.7 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2016, we had excess liquidity of $47.9 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $18.4 billion as of June 30, 2016.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain daily liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the Contingency Liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we maintain increased balances in short-term investments. In addition, we fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 22 in the Risk Factors section of our 2015 Form 10-K.

We are sensitive to maintaining an appropriate liquidity and funding balance between our financial assets and liabilities, and we measure and monitor the risk of refunding such assets as liabilities mature (refunding risk). In measuring the level of assets requiring refunding, we take into account their contractual maturities, as further described in the notes to the financial statements. In addition, we make certain assumptions about their expected cash flows. These assumptions include: calls for assets with such features, projected prepayments and scheduled amortizations for our MPF Loans held in portfolio, MBS and ABS investments. The following table presents the unpaid principal balances of (1) MPF Loans held in portfolio, (2) AFS securities, and (3) HTM securities (including ABS and MBS investments), by expected principal cash flows. The table is illustrative of our assumptions about the expected cash flow of our assets, including prepayments made in advance of maturity.

	MPF Loans Held in Portfolio	Investment Securities
As of June 30, 2016		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,390	$1,575	$2,209
After one year through five years	2,295	11,038	3,047
After five years through ten years	683	1,818	630
After ten years	242	853	178
Total	$4,610	$15,284	$6,064

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 24 of the Risk Factors section in our 2015 Form 10-K.

(Dollars in millions except per share amounts unless otherwise indicated)

Funding

Conditions in Financial Markets

During the second quarter of 2016, the Federal Open Market Committee (FOMC) delayed further interest rate hikes due to potential economic stress caused by the United Kingdom leaving the European Union, commonly known as "Brexit." The increased economic uncertainty caused by Brexit lead to a fall in interest rates. The 10 year Treasury Note fell 30 basis points over the quarter ending at 1.47 percent.
We maintained ready access to funding during the quarter.
Cash flows from operating activities

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs.  Net cash provided by (used in) operating activities was $(8) million for the six months ended June 30, 2016 compared to $316 million for the six months ended June 30, 2015, resulting in a year over year decrease of $324 million. This difference primarily resulted from the following year over year changes:

•
The non-cash adjustment attributable to the net fair value adjustment on derivatives and hedging activities, which represented a $165 million decrease in net cash flows during 2016 compared to a $196 million increase in net cash flows during 2015, or a total decrease year over year of $361 million in net cash flows from derivatives and hedging activities; and

•
Net cash flows from Ginnie Mae securitization activities during 2016 that increased cash flows from operating activities by $32 million compared to a $11 million decrease in cash flows related to gross purchases of MPF Loans held for sale during 2015, or a total increase year over year of $43 million from Ginnie Mae securitization activities.

Cash flows from investing activities

Our investing activities predominantly include advances, MPF Loans held in portfolio, investment securities, and other short-term interest-earning assets. Net cash provided by (used in) investing activities was $(9.9) billion for the six months ended June 30, 2016 compared to $3.2 billion for the six months ended June 30, 2015, resulting in a year over year decrease of $(13.1) billion. This difference primarily resulted from the following year over year changes:

•	A net increase of $7 billion in cash outflows related to funding advances, which reflects our objective to make advances to our members our primary business;

•
A net increase of $5 billion in cash outflows related to Federal Funds sold and securities purchased under agreements to resell, which reflects our objective to invest in liquid assets to meet the needs of our members; and

•	A net increase of $525 million in cash outflows to purchase MPF Loans Held in Portfolio which reflects our decision in mid 2015 to resume these purchases.
Cash flows from financing activities

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. Net cash provided by (used in) financing activities was $9.8 billion for the six months ended June 30, 2016 compared to $(2.3) billion for the six months ended June 30, 2015, resulting in a year over year increase of $12.1 billion. This year over year increase was primarily driven by a net increase in our consolidated obligation discount notes and consolidated obligations bonds outstanding partially offset by the retirement of our subordinated notes. The proceeds from the increased issuances of our consolidated obligation discount notes and consolidated obligations bonds were primarily utilized to fund the net increases in our investing activities as noted above.

Consolidated Obligation Bonds and Discount Notes

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, and capital stock. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

During the first six months of 2016, discount notes and bonds increased in a manner consistent with the rise in the level of

(Dollars in millions except per share amounts unless otherwise indicated)

assets being funded. For the comparable period in 2015, we relied more on shorter term discount notes to fund our assets as longer term bonds matured. The 2015 shift to discount note funding was driven by increased demand from our members for short term advances as well as taking advantage of funding opportunities in discount notes (versus bonds). For further discussion of our reliance on discount note funding, see page 24 of the Risk Factors section of our 2015 Form 10-K.

The following shows our net cash flow issuances (redemptions) by type of consolidated obligation:

Six months ended June 30,	2016	2015
Discount notes	$4,298	$3,489
Bonds	6,409	(5,609)
Total consolidated obligations	$10,707	$(2,120)

Subordinated Notes Payoff

As approved by the Finance Board (predecessor to the FHFA), we issued $1 billion of 10-year subordinated notes in 2006, and during 2013, we purchased $56 million of these notes in the open market. On June 13, 2016, our remaining $944 million subordinated notes matured. On this maturity date, we paid the holders of our subordinated note in full in accordance with the terms of their notes. For further discussion of our subordinated notes, see Note 12 - Subordinated Notes to the financial statements of our 2015 Form 10-K.

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

(Dollars in millions except per share amounts unless otherwise indicated)

Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement and any automatic conversion of Class B2 membership stock to Class B1 activity stock related to the threshold will apply on a daily basis. The revised membership stock and activity stock requirements discussed above went into effect on April 1, 2016. As a result of these changes, we held $593 million of excess capital stock on April 1, 2016. As of June 30, 2016, we held excess capital stock of $391 million. The reduction was a result of members requesting repurchase of their excess stock and members utilizing excess stock to support new advance borrowing activities.

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

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the 4.5% requirement under our Capital Plan’s general provisions. Since June 1, 2016, we have offered a more flexible version of RCAP, under which members can borrow both short- and long-term funding, including overnight advances, with the reduced activity stock capital requirement.
Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in Other liabilities in our statements of condition.

	June 30, 2016	December 31, 2015	Change
Capital stock	$1,774	$1,950	$(176)
Total retained earnings	2,884	2,730	154
Accumulated other comprehensive income (loss)	(151)	(28)	(123)
Total GAAP capital	$4,507	$4,652	$(145)

Capital Stock	$1,774	$1,950	$(176)
MRCS	302	8	294
Total retained earnings	2,884	2,730	154
Regulatory capital	$4,960	$4,688	$272

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

On July 21, 2016, our Board of Directors approved maintaining the dividend levels set last quarter for the second quarter of 2016 and declared a 2.80% dividend (annualized) for Class B1 activity stock and a 0.60% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2016. This dividend, including dividends on mandatorily redeemable capital stock, totaled $11 million and will be paid on August 15, 2016.  With this action, the Board continues the practice of rewarding members that use the Bank’s advances and support the financial health of the entire

(Dollars in millions except per share amounts unless otherwise indicated)

cooperative. Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information about our Retained Earnings and Dividend Policy, see Retained Earnings and Dividend Policy on page 57 in our 2015 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement on page F-43 in our 2015 Form 10-K.
The increase in MRCS and decrease in Capital Stock in the above table is mostly due to the transfer in the first quarter of 2016 of $294 million of our captive insurance company members' capital stock from equity to MRCS in liabilities on our statement of condition. For further details see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $46.1 billion were advances (par value) and $8.4 billion were letters of credit at June 30, 2016, compared to $36.6 billion and $6.7 billion at December 31, 2015.

	June 30, 2016					December 31, 2015
Rating	Borrowing Members	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Borrowing Members	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	485	96%	$54,421	100%	$96,637	482	94%	$43,090	100%	$90,366
4	7	1%	51	—%	108	12	2%	158	—%	318
5	15	3%	150	—%	282	20	4%	145	—%	353
Total	507	100%	$54,622	100%	$97,027	514	100%	$43,393	100%	$91,037

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

For the three and six months ended June 30, 2016, we have repurchased $3 million and $6 million of unpaid principal balances related to MPF Loans. Due to recoveries from PFIs, we incurred no material losses on these loans. As of June 30, 2016, we have $37 million of unpaid principal with respect to mortgage loans that represent unresolved claims with investors, in which a repurchase demand may occur, compared to $38 million at December 31, 2015; see Note 14 -Commitments and Contingencies to the financial statements.

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

As of June 30, 2016	AA	A	Unrated	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$650	$—	$650
Fed Funds Sold	—	—	23	23
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	500	—	—	500
Canada	—	850	—	850
Finland	500	—	—	500
Netherlands	—	500	—	500
Norway	—	500	—	500
Sweden	500	200	—	700
Total unsecured credit exposure	$1,500	$2,700	$23	$4,223

All $4.2 billion of the unsecured credit exposure shown in the above table were overnight investments.

(Dollars in millions except per share amounts unless otherwise indicated)

Managing Our Credit Risk Exposure Related to Derivative Agreements

Refer to Note 9 - Derivatives and Hedging Activities to the financial statements for a discussion of how we manage our credit risk exposure related to derivative agreements. We have credit exposure on net asset positions where we have not received adequate collateral from our counterparties. We also have credit exposure on net liability positions where we have pledged collateral in excess of our liability to a counterparty.

The following table presents our derivative positions where we have such credit exposures. The rating used was the lowest rating among the three largest NRSROs. Non-cash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the DCOs for cleared derivatives and is included in our derivative positions with credit exposure.

	Net Fair Value Before Collateral	Cash Collateral Pledged	Non-cash Collateral Pledged	Net Credit Exposure to Counterparties
As of June 30, 2016
Non-member counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A rated	$2	$(2)	$—	$—
Cleared derivatives	—	1	—	1
Overcollateralized liability positions -
Cleared derivatives	(461)	447	101	87
Non-member counterparties	(459)	446	101	88
Member institutions	3	—	—	3
Total	$(456)	$446	$101	$91

As of December 31, 2015
Non-member counterparties -
Overcollateralized liability positions -
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

Joint Proposed Rule on Incentive-Based Compensation Arrangements

On June 10, 2016, the FHFA, jointly with five other federal regulators, published the rule contemplated by Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which requires implementation of regulations or guidelines to (1) prohibit incentive-based payment arrangements that these regulators determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.

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

The proposed rule would prohibit the Bank from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by “senior executive officers” and “significant risk-takers” (each as defined in the proposed rule, together, “covered persons”) that could lead to a material financial loss at the Bank.

If adopted in its current form, the proposed rule would, among other things, impose requirements related to the Bank’s incentive-based compensation arrangements for covered persons, related to:

•
mandatory deferrals of 50 percent and 40 percent of annual and "long-term" incentive-based compensation payments for senior executive officers and significant risk takers, respectively, over no less than three years for annual incentive-based compensation and one year for compensation awarded under a long-term incentive plan;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity.

The proposed rule would impact the design and operation of our compensation policies and practices, including our incentive compensation policies and practices, if adopted as proposed. Comments were due on the proposed rule by July 22, 2016.

Joint Proposed Rule Regarding Net Stable Funding Ratio

On May 3, 2016, the Federal Reserve Board (FRB), the Department of Treasury and the Federal Deposit Insurance Corporation, jointly issued a proposed rule that would implement a stable funding requirement, the net stable funding ratio (NSFR), for large and internationally active banking organizations. The NSFR will require institutions to maintain liquidity to match their assets over a one-year time horizon. The FRB is proposing a modified NSFR requirement for bank holding companies and certain savings and loan holding companies that, in each case, have more than $50 billion, but less than $250 billion, in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. If adopted in its current form, the proposed rule would provide that secured funding with maturities between six months and one year, including FHLB advances, would be assigned 50% liquidity credit for purposes of calculating compliance with the NSFR, which could adversely affect demand for the Bank’s advances. Comments are due on the proposed rule by August 5, 2016.

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of June 30, 2016
Advances	$(4)	$—	$—	$(10)	$—
MPF Loans	(1)	(1)	(3)	(2)	1
Mortgage Backed Securities	(4)	—	(1)	(4)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	4	2	—	4	—
Derivatives	5	(1)	—	—	—
Total	$(1)	$—	$(4)	n/m	$1

As of December 31, 2015
Advances	$(3)	$—	$—	$(10)	$—
MPF Loans	(1)	(2)	(2)	(2)	1
Mortgage Backed Securities	(4)	(1)	(1)	(5)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	6	5	—	6	—
Derivatives	3	(3)	—	—	—
Total	$—	$(1)	$(3)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of June 30, 2016, our sensitivity to changes in implied volatility was nil. At December 31, 2015, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

June 30, 2016			December 31, 2015
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
2.5	1.1	0.6	2.8	0.6	0.7

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of June 30, 2016, our duration gap was 0.8 months, compared to 0.5 months as of December 31, 2015.

As of June 30, 2016, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $358 million, and our market value of equity to book value of equity ratio was 107%, compared to $351 million and 108% at December 31, 2015. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.
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

	June 30, 2016		December 31, 2015
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$(22.1)	$(370.0)	$123.0	$(370.0)
-100 bp	69.3	(155.0)	65.2	(155.0)
-50 bp	57.3	(60.0)	21.8	(60.0)
-25 bp	18.0	(30.0)	7.5	(30.0)
+25 bp	(8.6)	(30.0)	(6.4)	(30.0)
+50 bp	(13.2)	(60.0)	(13.9)	(60.0)
+100 bp	(18.5)	(155.0)	(31.3)	(155.0)
+200 bp	(41.4)	(370.0)	(62.8)	(370.0)

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

Changes in Internal Control Over Financial Reporting

For the most recent quarter presented in this Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 82 of our 2015 Form 10-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private-label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. Of the three cases that were filed by the Bank, only the action filed in the Circuit Court of Cook County, Illinois remains active. As of June 30, 2016, this litigation covers four private-label MBS bonds in the aggregate original principal amount of $77.5 million.
In this action, the Bank asserts claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, and negligent misrepresentation. The Bank seeks the remedies of rescission, recovery of damages, and recovery of reasonable attorneys' fees and costs of suit. As of June 30, 2016, Morgan Stanley & Co., Incorporated, and certain of its affiliates, remain as the sole defendants in the Illinois action.
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

PricewaterhouseCoopers LLP (PwC) serves as the independent registered public accounting firm for us and the other FHLBs. Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the Loan Rule) prohibits an accounting firm, such as PwC, from having certain financial relationships with their audit clients and affiliated entities. Specifically, the Loan Rule provides, in the relevant part, that an accounting firm generally would not be independent if it receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.”

PwC has advised the Bank that as of June 30, 2016 it has borrowing relationships with two Bank members (referred to below as the “Lenders”) who each own more than ten percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances as well as PwC’s and the Audit Committee’s conclusions concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

PwC advised the Audit Committee of the Bank that it believes that, in light of the facts of each borrowing relationship, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement have not been impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. PwC has advised the Audit Committee that this conclusion is based in part on the following considerations:

•	the borrowings are in good standing and neither Lender has the right to take action against PwC, as borrower, in connection with the financings;

•	the debt balances outstanding are immaterial to PwC and to each Lender;

•	PwC has borrowing relationships with a diverse group of lenders, therefore PwC is not dependent on any single lender or group of lenders; and

•	the PwC audit engagement team has no involvement in PwC’s treasury function and PwC’s treasury function has no oversight or ability to influence the PwC audit engagement team.

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although each of the Lenders owned more than ten percent of the Bank’s capital stock, the voting power of each of the Lenders’ capital stock is less than ten percent;

•
no individual officer or director of a member or independent director that serves on the board of directors has the ability to significantly influence the Bank based on the composition of the board of directors; and

•	as of June 30, 2016, no officer or director of either Lender serves on the board of directors of the Bank.

Based on the Audit Committee’s evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

If in the future, however, PwC is ultimately determined under the Loan Rule not to be independent with respect to the Bank, or permanent relief regarding this matter is not granted by the SEC, the Bank may need to take other actions and incur other costs in order for the Bank’s previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q to be deemed compliant with applicable securities laws. Such actions may include, among other things, obtaining a new audit of our historical financial statements by another independent registered public accounting firm. Any of the foregoing could have an adverse impact on the Bank.

For further discussion of Bank members owning more than ten percent of the Bank’s capital stock at June 30, 2016, please see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in this Form 10-Q. For a discussion of the voting rights of our members, please see Item 10 - Directors, Executive Officers, and Corporate Governance - 2015 Director Election on page 84 in our 2015 Form 10-K.

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

Ginnie Mae: Government National Mortgage Association.

Ginnie Mae MBS: Mortgage-backed securities guaranteed by Ginnie Mae.

Government Loans: Mortgage loans insured or guaranteed by the Federal Housing Administration (FHA), the Department of Housing and Urban Development (HUD), the Department of Veterans Affairs (VA) or Department of Agriculture Rural Housing Service (RHS).

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

PMI: Primary Mortgage Insurance.

PwC: PricewaterhouseCoopers LLP.

RCAP: Reduced Capitalization Advance Program.

Recorded Investment: Recorded investment in a loan is its amortized cost basis plus related accrued interest receivable, if any. Recorded investment is not net of an allowance for credit losses but is net of any direct charge-off on a loan. Amortized cost basis is defined as either the amount funded or the cost to purchase MPF Loans held in portfolio. Specifically, the amortized cost basis includes the initial fair value amount of the delivery commitment as of the purchase or settlement date, agent fees (i.e., market risk premiums or discounts paid to or received from PFIs), if any, subsequently adjusted, if applicable, for accretion, amortization, collection of cash, charge-offs, and cumulative basis adjustments related to fair value hedges.

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

UPB: Unpaid Principal Balance.

U.S.: United States

VA: Department of Veterans Affairs.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	August 4, 2016	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 4, 2016	(Principal Financial Officer and Principal Accounting Officer)

S-1