Form 10-Q
period 2016-09-30
Federal Home Loan Bank of Chicago
filed 2016-11-03
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR
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

As of September 30, 2016, including mandatorily redeemable capital stock, registrant had 19,376,924 total outstanding shares of Class B Capital Stock.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$31	$499
Interest bearing deposits	650	650
Federal Funds sold	3,807	1,702
Securities purchased under agreements to resell	1,000	1,375
Investment securities -
Trading, $90 and $62 pledged	1,047	1,160
Available-for-sale	15,561	17,470
Held-to-maturity, $5,308 and $6,513 fair value	4,788	5,967
Investment securities	21,396	24,597
Advances, $703 and $511 carried at fair value	43,117	36,778
MPF Loans held in portfolio, net of allowance for credit losses of $(3) and $(3)	4,720	4,828
Derivative assets	21	2
Other assets, $58 and $54 carried at fair value	241	240
Assets	$74,983	$70,671

Liabilities
Deposits -
Noninterest bearing	$59	$41
Interest bearing, $15 and $12 from other FHLBs	453	497
Deposits	512	538
Consolidated obligations, net -
Discount notes, $12,537 and $9,006 carried at fair value	39,144	41,564
Bonds, $7,058 and $952 carried at fair value	30,139	22,582
Consolidated obligations, net	69,283	64,146
Derivative liabilities	48	55
Affordable Housing Program assessment payable	90	89
Mandatorily redeemable capital stock	302	8
Other liabilities	233	239
Subordinated notes	—	944
Liabilities	70,468	66,019
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock - putable $100 par value - 11 million and 13 million shares issued and outstanding	1,063	1,313
Class B2 membership stock - putable $100 par value - 6 million and 6 million shares issued and outstanding	573	637
Capital stock	1,636	1,950
Retained earnings - unrestricted	2,577	2,407
Retained earnings - restricted	374	323
Retained earnings	2,951	2,730
Accumulated other comprehensive income (loss) (AOCI)	(72)	(28)
Capital	4,515	4,652
Liabilities and capital	$74,983	$70,671

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income	$309	$304	$944	$934
Interest expense	196	182	600	561
Net interest income	113	122	344	373
Provision for (reversal of) credit losses	—	1	—	5
Net interest income after provision for (reversal of) credit losses	113	121	344	368

Noninterest gain (loss) on -
Trading securities	—	(1)	—	(2)
Derivatives and hedging activities	7	(15)	(7)	(17)
Instruments held under fair value option	—	1	6	4
Litigation settlement awards	—	2	38	13
Other gain (loss), net	7	7	24	15
Noninterest gain (loss)	14	(6)	61	13

Noninterest expense -
Compensation and benefits	26	20	71	57
Operating expenses	15	13	44	38
Other	1	2	13	6
Noninterest expense	42	35	128	101

Income before assessments	85	80	277	280

Affordable Housing Program assessment	9	8	28	28

Net income	$76	$72	$249	$252

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$76	$72	$249	$252

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale securities	(13)	(79)	(113)	(214)
Non-credit OTTI held-to-maturity securities	9	11	30	37
Net unrealized gain (loss) cash flow hedges	83	(31)	38	8
Post-retirement plans	—	1	1	(7)
Other comprehensive income (loss)	79	(98)	(44)	(176)

Comprehensive income	$155	$(26)	$205	$76

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Capital Stock		Retained Earnings				Total Capital
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI
December 31, 2015	13	$1,313	6	$637	19	$1,950	$2,407	$323	$2,730	$(28)	$4,652
Comprehensive income							198	51	249	(44)	205
Proceeds from issuance of capital stock	10	952	—	12	10	964					964
Repurchases of capital stock	(6)	(586)	(3)	(392)	(9)	(978)					(978)
Capital stock reclassified to mandatorily redeemable capital stock (other liabilities)	(3)	(295)	—	(5)	(3)	(300)					(300)
Transfers between classes of capital stock	(3)	(321)	3	321
Cash dividends - class B1							(25)		(25)		(25)
Class B1 annualized rate											2.73%
Cash dividends - class B2							(3)		(3)		(3)
Class B2 annualized rate											0.60%
Total change in period	(2)	(250)	—	(64)	(2)	(314)	170	51	221	(44)	(137)
September 30, 2016	11	$1,063	6	$573	17	$1,636	$2,577	$374	$2,951	$(72)	$4,515

December 31, 2014	8	$827	11	$1,075	19	$1,902	$2,152	$254	$2,406	$217	$4,525
Comprehensive income							202	50	252	(176)	76
Proceeds from issuance of capital stock	3	228	—	15	3	243					243
Repurchases of capital stock	—	(29)	(3)	(223)	(3)	(252)					(252)
Capital stock reclassified to mandatorily redeemable capital stock (other liabilities)	—	—	—	(1)	—	(1)					(1)
Transfers between classes of capital stock	(1)	(60)	1	60
Cash dividends - class B1							(14)		(14)		(14)
Class B1 annualized rate											2.25%
Cash dividends - class B2							(4)		(4)		(4)
Class B2 annualized rate											0.50%
Total change in period	2	139	(2)	(149)	—	(10)	184	50	234	(176)	48
September 30, 2015	10	$966	9	$926	19	$1,892	$2,336	$304	$2,640	$41	$4,573

The accompanying notes are an integral part of these financial statements (unaudited).

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Nine months ended September 30,	2016		2015
Operating	Net cash provided by (used in) operating activities	$184		$375
Investing	Net change Federal Funds sold	(2,105)		805
	Net change securities purchased under agreements to resell	375		—
	Trading securities -
	Sales	2,158		—
	Proceeds from maturities and paydowns	108		109
	Purchases	(2,156)		(101)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	1,777		1,452
	Purchases	(2)		(12)
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	543	[a]	675	[a]
	Proceeds from maturities and paydowns	740		793
	Purchases	(30)		(16)
	Advances -
	Principal collected	548,381		251,066
	Issued	(554,570)		(253,574)
	MPF Loans held in portfolio -
	Principal collected	867		1,085
	Purchases	(759)		(117)
	Other investing activities	27		39
	Net cash provided by (used in) investing activities	(4,646)		2,204
Financing	Net change deposits	(26)		(156)
	Discount notes -
	Net proceeds from issuance	438,057		210,023
	Payments for maturing and retiring	(440,500)		(203,798)
	Consolidated obligation bonds -
	Net proceeds from issuance	24,439		8,503
	Payments for maturing and retiring	(16,943)		(16,777)
	Net proceeds (payments) on derivative contracts with financing element	(38)		(47)
	Net proceeds (payments) on bond transfers with other FHLBs	—		(35)
	Payments for retiring of subordinated debt	(944)		—
	Capital stock -
	Proceeds from issuance of capital stock	964		243
	Repurchase of capital stock	(978)		(252)
	Cash dividends paid	(28)		(18)
	Other financing activities	(9)		(1)
	Net cash provided by (used in) financing activities	3,994		(2,315)
	Net increase (decrease) in cash and due from banks	(468)		264
	Cash and due from banks at beginning of period	499		342
	Cash and due from banks at end of period	$31		$606
Noncash	Capital stock reclassified to mandatorily redeemable capital stock (other liabilities)	$300		$1

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

The accompanying notes are an integral part of these financial statements (unaudited).

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

Refer to the Glossary of Terms starting on page 63 for the definitions of certain terms used herein.

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
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Gross versus Net Presentation of Financial Instruments

We present derivative assets and liabilities on a net basis in our statements of condition on the basis that our right to net amounts due to our clearing agents and/or our counterparties is enforceable at law upon early termination. We include accrued interest receivable/payable and cash collateral, including initial and variation margin, in the carrying amount of a derivative. Derivatives are netted by contract (e.g., master netting agreement), to discharge all or a portion of the amounts that would be owed to our counterparty by applying them against the amounts that our counterparty owes to us. Additionally, we clear certain derivatives transactions with clearinghouses classified as a Derivatives Clearing Organization (DCO), through Futures Commission Merchants (FCM). If these netted amounts are positive, they are classified as a derivative asset and if negative, they are classified as a derivative liability.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or asset.

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

Simplifying the Presentation of Debt Issuance Cost (i.e., Concession Fees)

In April of 2015, the FASB issued new guidance requiring any concession fee to be presented as a direct deduction from the debt it relates to rather than separately presented as a deferred cost in Other Assets. We retrospectively adopted the new guidance January 1, 2016 by reclassifying deferred concession fees from Other Assets to its related debt, which at the time of adoption included our Consolidated obligation discount notes, Consolidated obligation bonds and Subordinated notes. This reclassification did not have a material effect on our financial condition, results of operations, cash flows, or percentage net interest yield on our consolidated obligations at the time of adoption.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March of 2016, the FASB issued new guidance clarifying that a change in counterparty (novation) to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or be considered a change in the critical term of the hedging relationship. We early adopted this new guidance on a prospective basis effective January 1, 2016. The new guidance had no effect on our financial condition, results of operations, or cash flows at the time of adoption.

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows

In August of 2016, the FASB issued statement of cash flows classification guidance governing certain cash receipts and cash payments. The new guidance becomes effective January 1, 2018, with earlier adoption permitted. The new guidance must be applied retrospectively to each period our statements of cash flows are presented at the time of adoption. Key provisions relevant to us are outlined below. Our existing practice is consistent with the provisions of the guidance outlined below pertaining to debt prepayment or extinguishment costs and the classification of accreted interest expense. We are in the process of reviewing the expected effect of the remaining provisions of the guidance on our financial condition, results of operations, and cash flows.

•	Cash payments for debt prepayment or extinguishment costs are classified as cash outflows for financing activities.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•
At settlement, the portion of the cash payment attributable to accreted interest expense is classified as cash outflows for operating activities, and the portion of the cash payment attributable to the principal would be classified as cash outflows for financing activities. The cash paid attributable to accreted interest expense also needs to be included in the supplemental disclosure of the amount of interest expense paid.

•	A transferor’s beneficial interest obtained in a securitization of financial assets is disclosed as a noncash activity.

•
Additional guidance is provided to clarify when an entity should separate cash receipts and cash payments and classify them into more than one class of cash flows and when an entity should classify the aggregate of those cash receipts and payments into one class of cash flows on the basis of predominance.

Measurement of Credit Losses on Financial Instruments

In June of 2016, the FASB amended existing GAAP guidance applicable to measuring credit losses on financial instruments. The amendments are expected to result in recognizing credit losses in the financial statements on a timelier basis by utilizing forward looking information. Key provisions of the amendments relevant to us are outlined below.

•	Replaces the “incurred loss” impairment methodology applied under current GAAP with an “expected credit losses” methodology.

•
The expected credit losses methodology requires us to estimate all credit losses on financial instruments carried on an amortized cost basis and off-balance-sheet credit exposures over their contractual term. On balance sheet financial instruments include, but are not limited to, advances, MPF Loans held in portfolio, and Held-to-maturity (HTM) securities. Off-balance-sheet credit exposure refers to unfunded credit exposures, such as standby letters of credit.

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

•
Requires recognition of a credit loss on available-for-sale (AFS) securities into the income statement if the present value of cash flows expected to be collected on the security is less than its amortized cost basis. Additionally, the allowance on AFS debt securities will be limited to the amount by which fair value is less than the amortized cost.

•
Expands upon the current credit quality disclosures by requiring further disaggregation of financial instruments by their year of origination. This disclosure is expected to help financial statement users better understand credit quality trends of asset portfolios.

The amendments become effective January 1, 2020, with early adoption permitted effective January 1, 2019. We plan to implement the expected credit loss methodology through a cumulative-effect adjustment to our beginning retained earnings as of the first reporting period in which the new guidance becomes effective for us. The cumulative effect adjustment will equal the amount required to adjust our existing allowance for credit losses for our on balance-sheet financial instruments and other liabilities for our off-balance sheet financial instruments to the amounts determined under the expected credit losses methodology. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before our effective date. This means write-downs recognized prior to our effective date on securities may not be reversed at the time of our adoption. Instead, improvements in expected cash flows that exist at the time we adopt will continue to be accreted into income over the remaining life of the security. Additionally, recoveries of amounts previously written off prior to the date of adoption will be recorded in earnings when received. We are in the process of reviewing the expected effect of this guidance on our financial condition, results of operations, and cash flows.

Contingent Put and Call Options in Debt Instruments

In March of 2016, the FASB issued new guidance clarifying the requirements for assessing whether a contingent call (put) option embedded in a debt instrument is clearly and closely related to that debt instrument, which is referred to as the "host contract". Specifically, entities no longer will be required to assess whether the event triggering the acceleration of an embedded contingent call (put) option within a debt instrument is clearly and closely related to its host contract. We plan to adopt the new guidance using the modified retrospective approach on January 1, 2017. The new guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows at the time of adoption.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Leases

In February of 2016, the FASB issued new guidance pertaining to lease accounting. Key lessee accounting provisions relevant to us are outlined below. Our existing practice is to record our operating leases off-balance sheet.

•
Recognize operating leases and right-to-use assets in our statements of condition; however, we would be permitted to elect off-balance sheet recognition of such leases having a term of 12 months or less.

•	Recognize a single lease cost over the lease term on a straight-line basis.

•	Classify all cash payments within operating activities in our statement of cash flows.

The new guidance becomes effective January 1, 2019. A modified retrospective transition approach is required to be applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We do not expect the new guidance to have a significant effect on our financial condition, results of operations, and cash flows since our existing off-balance sheet operating leases are not material.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January of 2016, the FASB issued new guidance governing recognition and measurement of financial assets and financial liabilities. The key provisions applicable to us include, but are not limited to, the following:

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

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. In August of 2015, the FASB deferred the effective date of this new guidance until January 1, 2018. Subsequently, the FASB has issued several pronouncements that provide additional guidance and clarifications to the revenue recognition guidance issued in May of 2014. The new revenue recognition guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows at the time of adoption because the majority of our financial instruments and other contractual rights are within the scope of other GAAP guidance; and accordingly, are excluded from the scope of this new revenue recognition guidance.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income -

Trading	$2	$—	$7	$2
Available-for-sale	116	132	367	396
Held-to-maturity	56	63	171	201
Investment securities	174	195	545	599

Advance interest income	73	44	203	125
Advance prepayment fees	1	1	8	7
Advances	74	45	211	132

MPF Loans held in portfolio	53	62	165	197
Other interest bearing assets	8	2	23	6

Interest income	309	304	944	934

Interest expense -

Discount notes	95	72	272	216
Bonds	99	96	299	304
Consolidated obligations	194	168	571	520

Subordinated notes	—	14	24	41
Other interest bearing liabilities	2	—	5	—

Interest expense	196	182	600	561

Net interest income	113	122	344	373

Provision for (reversal of) credit losses	—	1	—	5

Net interest income after provision for (reversal of) credit losses	$113	$121	$344	$368

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Pledged Collateral

We disclose the amount of investment securities pledged as collateral pertaining to our derivatives activity on our statements of condition. Also see Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities. We did not hold a material amount of securities we issued through our MPF Government MBS product as of the dates presented. We had no material unrealized gains or losses on trading securities.

As of	September 30, 2016	December 31, 2015
U.S. Government & other government related	$1,003	$1,108
Residential MBS:
GSE	42	50
Government-guaranteed	2	2
Residential MBS	44	52
Trading securities	$1,047	$1,160

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of September 30, 2016
U.S. Government & other government related	$350	$20	$(3)	$367
State or local housing agency	19	1	—	20
FFELP ABS	4,561	158	(25)	4,694

Residential MBS:
GSE	8,578	353	(9)	8,922
Government-guaranteed	1,457	43	—	1,500
Private-label	51	7	—	58
Residential MBS	10,086	403	(9)	10,480
Available-for-sale securities	$15,016	$582	$(37)	$15,561

As of December 31, 2015
U.S. Government & other government related	$405	$21	$(4)	$422
State or local housing agency	18	—	—	18
FFELP ABS	5,090	233	(24)	5,299

Residential MBS:
GSE	9,427	383	(12)	9,798
Government-guaranteed	1,811	57	—	1,868
Private-label	61	4	—	65
Residential MBS	11,299	444	(12)	11,731
Available-for-sale securities	$16,812	$698	$(40)	$17,470

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of September 30, 2016
U.S. Government & other government related	$1,271	$—	$1,271	$74	$—	$1,345
State or local housing agency	13	—	13	—	—	13

Residential MBS:
GSE	1,928	—	1,928	133	—	2,061
Government-guaranteed	834	—	834	13	—	847
Private-label	929	(187)	742	301	(1)	1,042
Residential MBS	3,691	(187)	3,504	447	(1)	3,950
Held-to-maturity securities	$4,975	$(187)	$4,788	$521	$(1)	$5,308

As of December 31, 2015
U.S. Government & other government related	$1,932	$—	$1,932	$64	$(1)	$1,995
State or local housing agency	16	—	16	—	—	16

Residential MBS:
GSE	2,163	—	2,163	134	—	2,297
Government-guaranteed	969	—	969	16	—	985
Private-label	1,104	(217)	887	334	(1)	1,220
Residential MBS	4,236	(217)	4,019	484	(1)	4,502
Held-to-maturity securities	$6,184	$(217)	$5,967	$548	$(2)	$6,513

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of September 30, 2016
U.S. Government & other government related	$—	$—	$86	$(3)	$86	$(3)
State or local housing agency	1	—	—	—	1	—
FFELP ABS	—	—	774	(25)	774	(25)

Residential MBS:
GSE	658	—	1,217	(9)	1,875	(9)
Government-guaranteed	24	—	—	—	24	—
Private-label	—	—	1	—	1	—
Residential MBS	682	—	1,218	(9)	1,900	(9)
Available-for-sale securities	$683	$—	$2,078	$(37)	$2,761	$(37)

As of December 31, 2015
U.S. Government & other government related	$30	$(1)	$45	$(3)	$75	$(4)
State or local housing agency	4	—	—	—	4	—
FFELP ABS	64	(1)	787	(23)	851	(24)

Residential MBS:
GSE	1,081	(3)	1,006	(9)	2,087	(12)
Government-guaranteed	90	—	—	—	90	—
Private-label	—	—	8	—	8	—
Residential MBS	1,171	(3)	1,014	(9)	2,185	(12)
Available-for-sale securities	$1,269	$(5)	$1,846	$(35)	$3,115	$(40)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of September 30, 2016
U.S. Government & other government related	$—	$—	$16	$—	$16	$—
State or local housing agency	9	—	1	—	10	—

Residential MBS:
GSE	4	—	—	—	4	—
Private-label	—	—	1,000	(188)	1,000	(188)
Residential MBS	4	—	1,000	(188)	1,004	(188)
Held-to-maturity securities	$13	$—	$1,017	$(188)	$1,030	$(188)

As of December 31, 2015
U.S. Government & other government related	$606	$—	$16	$(1)	$622	$(1)
State or local housing agency	1	—	10	—	11	—

Residential MBS:
GSE	4	—	—	—	4	—
Private-label	—	—	1,167	(218)	1,167	(218)
Residential MBS	4	—	1,167	(218)	1,171	(218)
Held-to-maturity securities	$611	$—	$1,193	$(219)	$1,804	$(219)

Contractual Maturity Terms

The following table primarily presents the amortized cost basis and fair value of U.S. Government & other government related AFS and HTM securities by contractual maturity. ABS and MBS securities are excluded since their expected maturities may differ from their contractual maturities if borrowers of the underlying loans elect to prepay their loans.

	Available-for-Sale		Held-to-Maturity
As of September 30, 2016	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$17	$17	$176	$177
Due after one year through five years	44	46	285	298
Due after five years through ten years	30	32	86	88
Due after ten years	278	292	737	795
ABS and MBS without a single maturity date	14,647	15,174	3,504	3,950
Total securities	$15,016	$15,561	$4,788	$5,308

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

As of September 30, 2016, we had a short-term housing price forecast over all markets with projected changes ranging from -1.0% to +10.0% over the twelve month period beginning July 1, 2016. For the vast majority of markets, the short-term forecast has changes ranging from +3.0% to +6.0%.

The following table presents the changes in the cumulative amount of previously recorded OTTI credit losses (recognized into earnings) on investment securities for the reporting periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning Balance	$542	$591	$568	$620
Reductions:
Increases in expected future cash flows recorded as accretion into interest income	(11)	(12)	(37)	(41)
Ending Balance	$531	$579	$531	$579

Ongoing Litigation

On October 15, 2010, we instituted litigation relating to 64 private-label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. In April 2016, we received a payment of $37.5 million (partially offset by $5.0 million of related legal fees and other expenses) resulting from a settlement with some of the defendants. As of September 30, 2016, the remaining litigation covers four private-label MBS bonds in the aggregate original principal amount of $77.5 million.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality.

The following table presents our advances by terms of maturity. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay advances with or without penalties.

As of September 30, 2016	Weighted Average Contractual Interest Rate		Amount
Due in one year or less	0.60%		$12,719
One to two years	0.77%		8,966
Two to three years	0.56%	[a]	7,283
Three to four years	0.58%	[a]	8,120
Four to five years	1.34%		1,536
More than five years	1.67%		4,168
Par value	0.76%		$42,792

[a]
The weighted average interest rate is relatively lower when compared to other categories due to a majority of advances in this category consisting of variable rate advances which reset periodically at current interest rates.

See Note 8 - Allowance for Credit Losses for information related to our credit risk on advances and allowance methodology for credit losses.

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	September 30, 2016	December 31, 2015
Par value	$42,792	$36,605
Fair value hedging adjustments	300	159
Other adjustments	25	14
Advances	$43,117	$36,778

The following advance borrowers exceeded 10% of our total advances outstanding:

As of September 30, 2016	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	26%
BMO Harris Bank, N.A.	4,875		11%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 7 – MPF Loans Held in Portfolio

We acquire MPF Loans from PFIs to hold in our portfolio, and in some cases we purchased participations in pools of eligible mortgage loans from other FHLBs (MPF Banks). MPF Loans that are held in portfolio are fixed-rate conventional and government mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in pools of similar eligible mortgage loans from other MPF Banks.

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	September 30, 2016	December 31, 2015
Medium term (15 years or less)	$448	$662
Long term (greater than 15 years)	4,209	4,112
Unpaid principal balance	4,657	4,774
Net premiums, credit enhancement and deferred loan fees	36	20
Fair value hedging adjustments	30	37
MPF Loans held in portfolio, before allowance for credit losses	4,723	4,831
Allowance for credit losses on MPF Loans	(3)	(3)
MPF Loans held in portfolio, net	$4,720	$4,828

Conventional mortgage loans	$3,543	$3,568
Government Loans	1,114	1,206
Unpaid principal balance	$4,657	$4,774

See Note 8 - Allowance for Credit Losses to the financial statements for information related to our credit losses on MPF Loans held in portfolio.

In addition to our portfolio MPF Products, PFIs sell eligible MPF Loans to us through the MPF Program infrastructure and we concurrently sell them to third party investors or hold MPF Loans in our held for sale portfolio in other assets for a short period of time until such loans are pooled into MBS.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

As of	September 30, 2016	December 31, 2015
Recorded investment in conventional MPF Loans -
Individually evaluated for impairment	$78	$107
Collectively evaluated for impairment	3,533	3,519
Recorded investment	$3,611	$3,626

Allowance for credit losses on conventional MPF Loans -
Homogeneous pools of loans collectively evaluated for impairment	$3	$3

Government Loans Held in Portfolio

Servicing PFIs are responsible for absorbing any losses incurred on Government Loans held in portfolio that are not recovered from the government insurer or guarantor. We did not establish an allowance for credit losses on our Government Loans held in portfolio for the reporting periods presented based on our assessment that our servicing PFIs have the ability to absorb such losses. Further, Government Loans were not placed on nonaccrual status or disclosed as troubled debt restructurings for the same reason.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

•
"Past due 90 days or more still accruing interest" consists of MPF Loans that are either insured or guaranteed by the government or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee or insurance, such as Primary Mortgage Insurance, of a financially responsible party) and in the process of collection.

	September 30, 2016			December 31, 2015
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$81	$53	$134	$99	$63	$162
Past due 60-89 days	26	17	43	32	21	53
Past due 90 days or more	71	21	92	100	15	115
Past due	178	91	269	231	99	330
Current	3,433	1,044	4,477	3,395	1,130	4,525
Recorded investment	$3,611	$1,135	$4,746	$3,626	$1,229	$4,855
In process of foreclosure	$36	$5	$41	$51	$3	$54
Serious delinquency rate	2.02%	1.87%	1.98%	2.77%	1.23%	2.38%
Past due 90 days or more still accruing interest	$7	$21	$28	$10	$15	$25
On nonaccrual status	$78	$—	$78	$107	$—	$107

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

As of	September 30, 2016	December 31, 2015
Recorded investment without an allowance for credit losses	$78	$107
Unpaid principal balance without an allowance for credit losses	84	117

The following table summarizes the average recorded investment of impaired conventional MPF Loans. We do not recognize interest income on impaired loans.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Average recorded investment without allowance for credit losses	$81	$118	$89	$132

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We only had credit risk exposure to overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of September 30, 2016, and December 31, 2015. We did not have any term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight Securities Purchased Under Agreements to Resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Policies in our 2015 Form 10-K for our accounting policies for derivatives.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivative transactions may be entered into through an over-the-counter bilateral agreement with an individual counterparty. Additionally, we clear some derivatives transactions with clearinghouses classified as a Derivatives Clearing Organization (DCO) through a Futures Commission Merchant (FCM), a clearing member of the DCO. We are not a derivatives dealer and do not trade derivatives for speculative purposes.

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

Our over-the-counter bilateral derivative agreements may contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $43 million of collateral at fair value to our derivatives counterparties at September 30, 2016.

Cleared swaps are subject to variation and initial margin requirements established by the DCO and its clearing members. We post variation and initial margin through the FCM, on behalf of the DCO, which could expose us to institutional credit risk in the event that an FCM or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The DCO determines initial margin requirements for cleared derivatives. In this regard, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at September 30, 2016.

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation for further discussion. In addition to the cash collateral as noted in the following table, we also pledged $90 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at September 30, 2016.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements.

	September 30, 2016					December 31, 2015
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$24,256	$40		$1,156		$25,140	$30		$1,082
Derivatives not in hedge accounting relationships-
Interest rate swaps	36,692	514		414		28,866	456		341
Interest rate swaptions	550	56		—		1,270	40		—
Interest rate caps or floors	1,129	51		—		1,131	76		—
Mortgage delivery commitments	1,178	1		1		479	1		1
Other	127	1		—		121	—		—
Derivatives not in hedge accounting relationships	39,676	623		415		31,867	573		342
Gross derivative amount before adjustments	$63,932	663		1,571		$57,007	603		1,424
Netting adjustments and cash collateral		(642)	[a]	(1,523)	[a]		(601)	[a]	(1,369)	[a]
Derivatives on statements of condition		$21		$48			$2		$55

[a]
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed by us with the same FCM and/or counterparty. Cash collateral posted was $910 million and $793 million at September 30, 2016, and December 31, 2015, and cash collateral received was $29 million and $25 million.

The following table presents our gross recognized amount of offsetting derivative assets and liabilities for derivatives with legal right of offset as well as derivatives without the legal right of offset.

	Derivative Assets				Derivative Liabilities
As of September 30, 2016	Bilateral	Cleared		Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$485	$177		$662	$998	$572	$1,570
Netting adjustments and cash collateral	(483)	(159)		(642)	(951)	(572)	(1,523)
Derivatives with legal right of offset - net	2	18		20	47	—	47
Derivatives without legal right of offset	1	—		1	1	—	1
Derivatives on statements of condition	3	18		21	48	—	48
Cash collateral for initial margin		(1)		(1)
Noncash collateral received (pledged) and cannot be sold or repledged	1	(71)	[a]	(70)	—	—	—
Net amount	$2	$90		$92	$48	$—	$48

As of December 31, 2015
Derivatives with legal right of offset -
Gross recognized amount	$509	$93		$602	$1,182	$241	$1,423
Netting adjustments and cash collateral	(508)	(93)		(601)	(1,140)	(229)	(1,369)
Derivatives with legal right of offset - net	1	—		1	42	12	54
Derivatives without legal right of offset	1	—		1	1	—	1
Derivatives on statements of condition	2	—		2	43	12	55
Noncash collateral received (pledged) and cannot be sold or repledged	—	—		—	—	12	12
Net amount	$2	$—		$2	$43	$—	$43

[a]	Represents noncash collateral pledged for initial margin for cleared derivatives.

At September 30, 2016, we had $19 million of additional net credit exposure on cleared derivatives due to our pledging of non-cash collateral to a DCO for initial margin, which exceeded our net derivative liability position. We had $50 million comparable exposure at December 31, 2015.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the gains (losses) of derivatives and hedging activities as presented in the statements of income.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2016	2015	2016	2015
Fair value hedges -
Interest rate swaps	$5	$(17)	$(7)	$(30)
Fair value hedges	5	(17)	(7)	(30)
Cash flow hedges	—	1	4	2
Economic hedges -
Interest rate swaps	(1)	(14)	(40)	(43)
Interest rate swaptions	(2)	4	16	7
Interest rate caps or floors	(14)	(4)	(25)	(12)
Net interest settlements	16	16	44	60
Other	3	(1)	1	(1)
Economic hedges	2	1	(4)	11
Gains (losses) on derivatives and hedging activities	$7	$(15)	$(7)	$(17)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no gain (loss) for hedges that no longer qualified as a fair value hedge. Additionally, the table indicates where fair value hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed fair value hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	On Derivative	On Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
Three months ended September 30, 2016
Available-for-sale securities	$51	$(50)	$1	$(31)
Advances	35	(34)	1	(17)
MPF Loans held for portfolio	—	—	—	(2)
Consolidated obligation bonds	(34)	37	3	12
Total	$52	$(47)	$5	$(38)

Three months ended September 30, 2015
Available-for-sale securities	$(40)	$29	$(11)	$(33)
Advances	(77)	78	1	(22)
MPF Loans held for portfolio	—	—	—	(4)
Consolidated obligation bonds	87	(94)	(7)	54
Total	$(30)	$13	$(17)	$(5)

Nine months ended September 30, 2016
Available-for-sale securities	$(4)	$—	$(4)	$(93)
Advances	(143)	143	—	(57)
MPF Loans held for portfolio	—	—	—	(7)
Consolidated obligation bonds	42	(45)	(3)	51
Total	$(105)	$98	$(7)	$(106)

Nine months ended September 30, 2015
Available-for-sale securities	$(28)	$15	$(13)	$(111)
Advances	(49)	49	—	(63)
MPF Loans held for portfolio	—	—	—	(11)
Consolidated obligation bonds	117	(134)	(17)	169
Total	$40	$(70)	$(30)	$(16)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $(8) million as of September 30, 2016. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is 4 years.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed cash flow hedging adjustments, which are reclassified from AOCI into the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

		Ineffective Portion Recorded in Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
Three months ended September 30, 2016
Advances	Interest rate floors	$—	$—	$1
Discount notes	Interest rate swaps	—	84	(49)
Total		$—	$84	$(48)

Three months ended September 30, 2015
Advances	Interest rate floors	$—	$—	$2
Discount notes	Interest rate swaps	1	(29)	(62)
Total		$1	$(29)	$(60)

Nine months ended September 30, 2016
Advances	Interest rate floors	$—	$—	$7
Discount notes	Interest rate swaps	4	46	(147)
Bonds	Interest rate swaps	—	—	(2)
Total		$4	$46	$(142)

Nine months ended September 30, 2015
Advances	Interest rate floors	$—	$—	$8
Discount notes	Interest rate swaps	2	14	(187)
Bonds	Interest rate swaps	—	—	(2)
Total		$2	$14	$(181)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

As of September 30, 2016	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$9,756	1.16%	$20,922
One to two years	7,686	1.31%	4,460
Two to three years	4,591	1.26%	3,105
Three to four years	979	1.28%	474
Four to five years	2,808	1.99%	363
Thereafter	4,354	2.85%	850
Par value	$30,174	1.54%	$30,174

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2016	December 31, 2015
Carrying Amount	$39,144	$41,564
Par Value	39,164	41,584
Weighted Average Interest Rate	0.39%	0.22%

The following table presents consolidated obligation bonds outstanding by call feature:

As of	September 30, 2016	December 31, 2015
Noncallable	$18,288	$10,148
Callable	11,886	12,536
Par value	30,174	22,684
Fair value hedging adjustments	(49)	(101)
Other adjustments	14	(1)
Consolidated obligation bonds	$30,139	$22,582

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of September 30, 2016, and December 31, 2015. Refer to Note 17 - Commitments and Contingencies to the financial statements in our 2015 Form 10-K for further details.

	September 30, 2016			December 31, 2015
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$532,920	$434,808	$967,728	$410,859	$494,343	$905,202
FHLB Chicago as primary obligor	30,174	39,164	69,338	22,684	41,584	64,268
As a percent of the FHLB System	6%	9%	7%	6%	8%	7%

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

	September 30, 2016		December 31, 2015
	Requirement	Actual	Requirement	Actual
Risk-based capital	$971	$4,889	$1,027	$4,688
Total regulatory capital	$2,999	$4,889	$2,827	$4,688
Total regulatory capital ratio	4.00%	6.52%	4.00%	6.63%
Leverage capital	$3,749	$7,332	$3,534	$7,032
Leverage capital ratio	5.00%	9.78%	5.00%	9.95%

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members' regulatory capital stock exceeded 10% of our total regulatory capital stock outstanding:

As of September 30, 2016	Regulatory Capital Stock Outstanding		% of Total Outstanding
One Mortgage Partners Corp.	$245	[a]	13%
BMO Harris Bank, N.A.	$219		11%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

Excess Capital Stock

In February 2016, we announced significant reductions in our membership stock and activity stock requirements, which went into effect on April 1, 2016. As a result of these changes, we held $593 million of excess capital stock on April 1, 2016. As of September 30, 2016, we held excess capital stock of $419 million. The reduction was a result of members requesting repurchase of their excess stock and members utilizing excess stock to support new advance borrowing activities.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	AOCI
Three months ended September 30, 2016
Beginning balance	$558	$(196)	$(508)	$(5)	$(151)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(13)	9	84	—	80
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)		(1)
Other comprehensive income in the period	(13)	9	83	—	79
Ending balance	$545	$(187)	$(425)	$(5)	$(72)

Three months ended September 30, 2015
Beginning balance	$925	$(238)	$(541)	$(7)	$139
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(79)	11	(29)	1	(96)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)		(1)
Non-interest gain (loss)	—	—	(1)		(1)
Other comprehensive income in the period	(79)	11	(31)	1	(98)
Ending balance	$846	$(227)	$(572)	$(6)	$41

Nine months ended September 30, 2016
Beginning balance	$658	$(217)	$(463)	$(6)	$(28)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(113)	30	46	1	(36)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(4)		(4)
Non-interest gain (loss)	—	—	(4)		(4)
Other comprehensive income in the period	(113)	30	38	1	(44)
Ending balance	$545	$(187)	$(425)	$(5)	$(72)

Nine months ended September 30, 2015
Beginning balance	$1,060	$(264)	$(580)	$1	$217
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(214)	37	14	(7)	(170)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(4)		(4)
Non-interest gain (loss)	—	—	(2)		(2)
Other comprehensive income in the period	(214)	37	8	(7)	(176)
Ending balance	$846	$(227)	$(572)	$(6)	$41

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

The following table shows the fair values of financial instruments that are measured at amortized cost on our statements of condition, unless we elect the fair value option for such instruments, in which case, such instruments are measured at fair value on our statements of condition. Financial instruments for which we elected the fair value option are measured at fair value on a recurring basis and are shown on our statements of condition and are also included in the table on the following page, which details instruments carried at fair value on a recurring basis.

	Carrying Amount		Fair Value Hierarchy
		Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Financial Assets -
Cash and due from banks	$31	$31	$31	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold	3,807	3,807	—	3,807	—
Securities purchased under agreements to resell	1,000	1,000	—	1,000	—
Held-to-maturity securities	4,788	5,308	—	4,266	1,042
Advances	43,117	43,149	—	43,149	—
MPF Loans held in portfolio, net	4,720	5,032	—	5,007	25
Financial Liabilities -
Deposits	(512)	(512)	—	(512)	—
Consolidated obligation discount notes	(39,144)	(39,146)	—	(39,146)	—
Consolidated obligation bonds	(30,139)	(30,594)	—	(30,594)	—
Mandatorily redeemable capital stock	(302)	(302)	(302)	—	—

December 31, 2015
Financial Assets -
Cash and due from banks	$499	$499	$499	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold	1,702	1,702	—	1,702	—
Securities purchased under agreements to resell	1,375	1,375	—	1,375	—
Held-to-maturity securities	5,967	6,513	—	5,293	1,220
Advances	36,778	36,736	—	36,736	—
MPF Loans held in portfolio, net	4,828	5,190	—	5,155	35
Financial Liabilities -
Deposits	(538)	(538)	—	(538)	—
Consolidated obligation discount notes	(41,564)	(41,563)	—	(41,563)	—
Consolidated obligation bonds	(22,582)	(22,986)	—	(22,931)	(55)	[a]
Mandatorily redeemable capital stock	(8)	(8)	(8)	—	—
Subordinated notes	(944)	(966)	—	(966)	—

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents financial instruments measured at fair value on a recurring basis on our statements of condition. The Netting adjustment shown in the table reflects our policy of presenting derivative assets and liabilities on a net basis in our statements of condition. See Note 1 - Background and Basis of Presentation and Note 9 - Derivatives and Hedging Activities for further details. Advances, consolidated obligation discount notes and bonds, and mortgage loans held for sale resulted from our electing the fair value option.

September 30, 2016	Level 2	Level 3		Netting	Fair Value
Financial assets -
U.S. Government & other government related non-MBS	$1,003	$—			$1,003
GSE residential MBS	42	—			42
U.S. Governmental-guaranteed residential MBS	2	—			2
Trading securities	1,047	—			1,047
U.S. Government & other government related non-MBS	367	—			367
State or local housing agency non-MBS	20	—			20
FFELP ABS	4,694	—			4,694
GSE residential MBS	8,922	—			8,922
U.S. Government-guaranteed residential MBS	1,500	—			1,500
Private-label residential MBS	—	58			58
Available-for-sale securities	15,503	58			15,561
Advances	703	—			703
Derivative assets	663	—		$(642)	21
Other assets - Mortgage loans held for sale	58	—			58
Financial assets at fair value	$17,974	$58		$(642)	$17,390
Financial liabilities -
Consolidated obligation discount notes	$(12,537)	$—			$(12,537)
Consolidated obligation bonds	(7,058)	—			(7,058)
Derivative liabilities	(1,571)	—		$1,523	(48)
Financial liabilities at fair value	$(21,166)	$—		$1,523	$(19,643)
December 31, 2015
Financial assets -
U.S. Government & other government related non-MBS	$1,108	$—			$1,108
GSE residential MBS	50	—			50
U.S. Governmental-guaranteed residential MBS	2	—			2
Trading securities	1,160	—			1,160
U.S. Government & other government related non-MBS	422	—			422
State or local housing agency non-MBS	18	—			18
FFELP ABS	5,299	—			5,299
GSE residential MBS	9,798	—			9,798
U.S. Government-guaranteed residential MBS	1,868	—			1,868
Private-label residential MBS	—	65			65
Available-for-sale securities	17,405	65			17,470
Advances	511	—			511
Derivative assets	598	5		$(601)	2
Other assets - Mortgage loans held for sale	54	—			54
Financial assets at fair value	$19,728	$70		$(601)	$19,197
Financial liabilities -
Consolidated obligation discount notes	$(9,006)	$—			$(9,006)
Consolidated obligation bonds	(952)	(55)	[a]		(1,007)
Derivative liabilities	(1,424)	—		$1,369	(55)
Financial liabilities at fair value	$(11,382)	$(55)		$1,369	$(10,068)

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

	September 30, 2016		December 31, 2015
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$689	$7,047	$509	$953
Fair value over (under) UPB	14	11	2	(1)
Fair value	$703	$7,058	$511	$952

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	September 30, 2016				December 31, 2015
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$748	$—		$748	$105	$—		$105
Unsettled consolidated obligation discount notes	500	—		500	—	—		—
Member standby letters of credit	8,283	2,140	[a]	10,423	5,063	1,615	[a]	6,678
Housing authority standby bond purchase agreements	46	262		308	49	362		411
Advance commitments	45	1		46	163	5		168
MPF delivery commitments	632	—		632	279	—		279
Other commitments	28	—		28	48	3		51
Commitments	$10,282	$2,403		$12,685	$5,707	$1,985		$7,692

[a]	Contains $372 million and $637 million of member standby letters of credit at September 30, 2016, and December 31, 2015, which were renewable annually.

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

Members

The following table summarizes balances we had with our members who are related parties as defined above (including their affiliates). Members represented in these tables may change between periods presented, to the extent that our related parties change, based on changes in the composition of our Board membership or percentage of capital stock ownership over 10% as noted in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS).

As of	September 30, 2016	December 31, 2015
Assets - Interest bearing deposits	$650	$650
Assets - Advances	16,016	15,168
Liabilities - Deposits	33	20
Equity - Capital Stock	483	467

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. All transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.  These transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Selected statements of condition data
Total investments [a]	$26,853	$28,964	$27,597	$28,324	$28,883
Advances	43,117	46,424	38,353	36,778	35,044
MPF Loans held in portfolio, gross	4,723	4,670	4,681	4,831	5,082
Less: allowance for credit losses	(3)	(3)	(2)	(3)	(3)
Total assets	74,983	80,662	70,913	70,671	69,824
Consolidated obligation discount notes, net	39,144	45,876	40,293	41,564	37,290
Consolidated obligation bonds, net	30,139	29,091	24,021	22,582	26,062
Total capital stock	1,636	1,774	1,733	1,950	1,892
Total retained earnings	2,951	2,884	2,790	2,730	2,640
Mandatorily redeemable capital stock (MRCS)	302	302	302	8	9
Total capital	4,515	4,507	4,413	4,652	4,573
Other selected data at period end
MPF off-balance sheet loans outstanding FHLB System [b]	$16,594	$16,061	$15,664	$15,399	$15,083
MPF off-balance sheet loans outstanding FHLB Chicago PFIs [b]	8,100	7,892	7,827	7,785	7,765
FHLB systemwide consolidated obligations (par)	967,728	963,810	896,828	905,202	856,511
Number of members	730	732	737	740	742
Total employees (full and part time)	443	432	425	422	410
Selected statements of income data
Net interest income after provision for credit losses	$113	$111	$120	$135	$121
Non-interest gain (loss)	14	50	(3)	10	(6)
Non-interest expense	42	46	40	37	35
Net income	76	104	69	97	72
Other selected data during the periods
MPF off-balance sheet loan volume funded FHLB System [b]	$1,298	$960	$703	$849	$807
MPF off-balance sheet loan volume funded FHLB Chicago PFIs [b]	609	395	277	329	363
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.52%	6.15%	6.81%	6.63%	6.50%
Market value of equity to book value of equity	108%	107%	107%	108%	108%
Total investments - % of total assets	36%	36%	39%	40%	41%
Advances - % of total assets	58%	58%	54%	52%	50%
MPF Loans held in portfolio, net - % of total assets	6%	6%	7%	7%	7%
Dividend rate class B1 activity stock-period paid	2.80%	2.80%	2.60%	2.50%	2.25%
Dividend rate class B2 membership stock-period paid	0.60%	0.60%	0.60%	0.50%	0.50%
Return on average assets	0.38%	0.53%	0.38%	0.53%	0.42%
Return on average equity	6.70%	9.38%	5.87%	8.44%	6.31%
Average equity to average assets	5.67%	5.65%	6.47%	6.28%	6.66%
Net yield on average interest-earning assets	0.57%	0.57%	0.66%	0.75%	0.72%
Return on average Regulatory Capital spread to three month LIBOR index	5.34%	7.97%	5.17%	7.94%	6.15%
Cash dividends	$9	$10	$9	$7	$7
Dividend payout ratio	12%	10%	13%	7%	10%

[a]	Total investments includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF off-balance sheet loans are MPF Loans purchased from PFIs and concurrently resold to Fannie Mae or other third party investors under the MPF Xtra and MPF Direct products or pooled and securitized in Ginnie Mae MBS under the MPF Government MBS product. See Mortgage Partnership Finance Program beginning on page 7 in our 2015 Form 10-K.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

(Dollars in tables in millions except per share amounts unless otherwise indicated)

•
membership changes, including the withdrawal of members due to restrictions on our dividends or the loss of members through mergers and consolidations or through regulatory requirements; changes in the financial health of our members, including the resolution of some members; risks related to expanding our membership to include more institutions with regulators and resolution processes with which we have less experience;

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

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and related regulations and proposals and legislation related to housing finance and GSE reform; changes by our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 or as may otherwise be issued by our regulator, including regulatory changes to FHLB membership requirements proposed by the FHFA; the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

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

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2016 Financial Highlights

•	We recorded net income of $76 million for the third quarter of 2016, up from $72 million in the third quarter of 2015.

•
Net interest income for the third quarter of 2016 was $113 million, which included $9 million of income from investment security prepayments during the period. For the third quarter of 2015, net interest income was $122 million, which included $11 million of income from investment security prepayments during the period. While our legacy investment portfolio continues to pay down, investments that were indexed to three-month LIBOR benefited from the increase in three-month LIBOR rates. Separately, debt hedged with three-month LIBOR swaps was negatively impacted by higher three-month LIBOR rates. In addition, we have issued more long term debt at higher rates.

•
Noninterest gain (loss) for the third quarter of 2016 was $14 million, up from a loss of $6 million for the third quarter of 2015 as we experienced increased gains on our balance sheet hedging activities.

•
Noninterest expense increased to $42 million for the third quarter of 2016, compared to $35 million for the third quarter of 2015, with the increase driven mainly by an increase in compensation and benefits.

•
Total investment securities decreased $3.2 billion to $21.4 billion at September 30, 2016, down 13% from $24.6 billion at December 31, 2015, as our investment portfolio continued to pay down during the period.

•
Advances outstanding increased $6.3 billion to $43.1 billion at September 30, 2016, up 17% from $36.8 billion at December 31, 2015, as members continue to support investment activities and high loan growth in their communities.

•	MPF Loans held in portfolio remained relatively flat from December 31, 2015, to September 30, 2016, as new MPF Loan volume helped offset paydown and maturity activity during the period.

•	Total assets increased $4.3 billion to $75.0 billion as of September 30, 2016, up 6% compared to $70.7 billion as of December 31, 2015.

•	We reached $2.95 billion in retained earnings at September 30, 2016.

•	We remained in compliance with all of our regulatory capital requirements as of September 30, 2016.

Summary and Outlook

Third Quarter 2016 Dividend

On October 27, 2016, the Bank's Board of Directors maintained the dividend levels for the third quarter of 2016. The Board again recognized our members that borrow from the Bank by declaring a dividend of 2.80% (annualized) for Class B1 activity capital stock, based on the Bank’s preliminary financial results for the third quarter of 2016. The Board also declared a 0.60% dividend (annualized) for Class B2 membership capital stock.
Member Owned and Member Focused

At September 30, 2016, advances were $43.1 billion, up 17% from December 31, 2015, and letters of credit were $10.4 billion, up 56% from December 31, 2015. As the Bank’s members seek ways to increase their non-interest income, the volume in the traditional MPF products has continued to grow as well.

The Bank continues to focus on its members by striving to understand what members need from the Bank beyond serving as a reliable source of liquidity. The Bank continues to evaluate its performance by measuring how well it is enhancing the value of membership in the Bank.

The Bank’s Community First® Disaster Relief Program is one way in which the Bank is supporting its members and their needs. In late September, the Bank funded the program with $500,000 to help northern Wisconsin communities hit by the severe storms and flooding that occurred on July 11-12, 2016.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Results of Operations

Net Interest Income

Net interest income is the difference between the amount we recognize into interest income on our interest earning assets and the amount we recognize into interest expense on our interest bearing liabilities. These amounts were determined in accordance with GAAP and were based on the underlying contractual interest rate terms of our interest earning assets and interest bearing liabilities as well as the following items:

•	Net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges;

•	Amortization of premiums;

•	Accretion of discounts and OTTI reversals;

•	Amortization of hedge adjustments;

•	Advance and investment prepayment fees; and

•	MPF credit enhancement fees.

The tables on the following page present the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

•
Amortized cost basis is used to compute average daily balances for most of our financial instruments, including available for sale securities. Fair value is used to compute average daily balances for our trading securities and financial instruments carried at fair value under the fair value option.

•
MPF Loans held in portfolio that are on nonaccrual status are included in average daily balances used to determine the effective yield/rate. Amounts included in interest income on MPF Loans held in portfolio are presented as detailed in MPF Loans Held in Portfolio, Net of Allowance for Credit Losses on page 46.

•	Interest and effective yield/rate includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

•	Any changes due to the combined volume/rate variance have been allocated ratably to volume and rate.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

	September 30, 2016			September 30, 2015			Increase (decrease) due to
For the three months ended	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Investment securities	$21,547	$174	3.23%	$24,188	$195	3.22%	$(22)	$1	$(21)
Advances	44,300	74	0.67%	33,318	45	0.54%	18	11	29
MPF Loans held in portfolio	4,657	53	4.55%	5,140	62	4.82%	(6)	(3)	(9)
Other interest bearing assets	8,443	8	0.38%	5,506	2	0.15%	3	3	6
Interest income on assets	78,947	309	1.57%	68,152	304	1.78%	41	(36)	5
Consolidated obligation discount notes	44,417	95	0.86%	34,080	72	0.85%	22	1	23
Consolidated obligation bonds	29,461	99	1.34%	28,565	96	1.34%	3	—	3
Subordinated notes	—	—	—%	944	14	5.93%	(14)	—	(14)
Other interest bearing liabilities	845	2	0.95%				2	—	2
Interest expense on liabilities	74,723	196	1.05%	63,589	182	1.14%	28	(14)	14
Net yield on interest-earning assets	$78,947	$113	0.57%	$68,152	$122	0.72%	$17	$(26)	$(9)

For the nine months ended
Investment securities	$22,342	$545	3.25%	$24,754	$599	3.23%	$(58)	$4	$(54)
Advances	42,141	211	0.67%	32,633	132	0.54%	47	32	79
MPF Loans held in portfolio	4,684	165	4.70%	5,455	197	4.82%	(27)	(5)	(32)
Other interest bearing assets	7,346	23	0.42%	7,297	6	0.11%	—	17	17
Interest income on assets	76,513	944	1.65%	70,139	934	1.78%	78	(68)	10
Consolidated obligation discount notes	44,647	272	0.81%	33,890	216	0.85%	66	(10)	56
Consolidated obligation bonds	26,184	299	1.52%	30,769	304	1.32%	(51)	46	(5)
Subordinated notes	565	24	5.66%	944	41	5.79%	(16)	(1)	(17)
Other interest bearing liabilities	825	5	0.81%				5	—	5
Interest expense on liabilities	72,221	600	1.11%	65,603	561	1.14%	54	(15)	39
Net yield on interest-earning assets	$76,513	$344	0.60%	$70,139	$373	0.71%	$29	$(58)	$(29)

Net interest income changed mainly due to the following:

•
Interest income from investment securities declined primarily due to the decline in average investment balances as securities matured or paid down during the periods. Although we are no longer required to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days, we are currently unable to make additional investments in MBS/ABS under FHFA regulatory limits as discussed in Investments on page 12 in our 2015 Form 10-K. This decline in interest income was also negatively impacted by declines in accretion into interest income of expected improvements in future cash flows on securities that were previously charged with credit related OTTI. For the quarter ended September 30, 2016, we recorded accretion of $11 million compared to $12 million for the same period in 2015; and $37 million and $41 million for the comparable year to date periods ended September 30. Accretion is dependent upon how estimated market conditions impact future cash flows, and may vary from past experience.

•
Interest income from advances increased due to higher member demand for advances along with increases in interest rates, primarily as a result of the Federal Reserve Bank's actions at year end 2015. The key factor resulting in the increased demand for advances was the result of our continuing the Reduced Capitalization Advance Program (RCAP), which is designed to make the net cost of borrowing through advances more attractive to members by allowing members to borrow new advances using less activity based capital stock.

•
Interest income from MPF Loans held in portfolio declined due to the decrease in our outstanding MPF Loans held in portfolio. Though we have recently resumed purchasing MPF Loans, our purchases were not large enough to offset our loan paydown activity year over year.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

•
Interest income from other interest bearing assets comes primarily from interest bearing deposits, Federal Funds sold and securities sold under agreements to repurchase. The increase is primarily due to increases in rates as a result of the Federal Reserve Bank's actions at year end 2015 to raise short term interest rates by 25 bps.

•
Interest expense increased, primarily due to higher volume outstanding on our consolidated obligations used to fund the growth in our assets. Rates overall on our consolidated obligations did not change materially during the periods presented.

•
Our hedging activities also contributed a net reduction to net interest income. The low interest rate environment resulted in negative net interest settlements on derivative contracts in active hedge accounting relationships. For further details see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option in the following table.

Non-Interest Gain (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Trading securities	$—	$(1)	$—	$(2)
Derivatives and hedging activities	7	(15)	(7)	(17)
Instruments held under fair value option	—	1	6	4
Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option	7	(15)	(1)	(15)
Litigation settlement awards	—	2	38	13
Other gain (loss), net	7	7	24	15
Noninterest gain (loss)	$14	$(6)	$61	$13

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Gains or (losses) on these activities have generally stabilized in recent years primarily as a result of less volatile hedging costs, which is consistent with the hedging strategies for our more simplified balance sheet, along with a more stable economy. However, most of our total net effect from hedging activities was recorded as a component of net interest income, not in the above non-interest gain (loss) line items. The low interest rate environment resulted in significant negative net interest settlements on derivative contracts. Details are in the table on the following page.

Litigation settlement awards

On October 15, 2010, we instituted litigation relating to 64 private-label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. In April 2016, we received a payment of $37.5 million (partially offset by $5.0 million of related legal fees and expenses recorded in Noninterest expense) resulting from a settlement with some of the defendants. We continue to pursue litigation related to these matters. As of September 30, 2016, the remaining litigation covers four private-label MBS bonds in the aggregate original principal amount of $77.5 million. We cannot predict to what extent we will be successful in this remaining litigation. See Legal Proceedings on page 60 for further details.

Other gain (loss), net

Other gain (loss), net, consists primarily of income from the sale of MPF Loans to third party investors and fees other FHLBs pay us to support their participation in the MPF Program, which offsets a portion of the expenses we incur.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table shows the impact of Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option on our results of operations. The largest contributor to the total net effect gain (loss) of hedging activities is net interest settlements. Net interest settlements are attributable to open derivative hedging instruments and are included in the interest income/expense line item of the respective fair value or cash flow hedged item type. The amortization/accretion amount pertains to both closed fair value and cash flow hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type. For further details please see Note 9 - Derivatives and Hedging Activities to the Financial Statements in this Form 10-Q.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended September 30, 2016
Recorded in net interest income	$(16)	$(31)	$(2)	$(49)	$12	$(86)
Recorded in derivatives & hedging activities	6	1	6	(3)	(3)	7
Recorded on instruments held under fair value option	(4)	—	(1)	(2)	7	—
Total net effect gain (loss) of hedging activities	$(14)	$(30)	$3	$(54)	$16	$(79)

Three months ended September 30, 2015
Recorded in net interest income	$(20)	$(33)	$(4)	$(62)	$54	$(65)
Recorded in derivatives & hedging activities	(1)	(11)	(2)	3	(4)	(15)
Recorded on instruments held under fair value option	1	—	—	—	—	1
Total net effect gain (loss) of hedging activities	$(20)	$(44)	$(6)	$(59)	$50	$(79)

Nine months ended September 30, 2016
Recorded in net interest income	$(50)	$(93)	$(7)	$(147)	$49	$(248)
Recorded in derivatives & hedging activities	(14)	(5)	13	2	(3)	(7)
Recorded in trading securities - hedged only	—	(1)	—	—	—	(1)
Recorded on instruments held under fair value option	12	—	(1)	(7)	2	6
Total net effect gain (loss) of hedging activities	$(52)	$(99)	$5	$(152)	$48	$(250)

Nine months ended September 30, 2015
Recorded in net interest income	$(55)	$(111)	$(11)	$(187)	$167	$(197)
Recorded in derivatives & hedging activities	(4)	(13)	(3)	9	(6)	(17)
Recorded on instruments held under fair value option	2	—	—	(2)	4	4
Total net effect gain (loss) of hedging activities	$(57)	$(124)	$(14)	$(180)	$165	$(210)

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Compensation and benefits	$26	$20	$71	$57
Operating expenses	15	13	44	38
Other	1	2	13	6
Noninterest expense	$42	$35	$128	$101

Compensation and benefits increased primarily due to defined benefit pension costs and other post retirement benefit related expenses (driven in part by the continued low interest rate environment and a change in the mortality tables used to calculate the estimated pension liability), and increased headcount and incentive compensation expenses. We had 443 employees as of September 30, 2016, compared to 410 as of September 30, 2015.

Other consists of legal fees and expenses related to litigation settlements and costs related to our share of funding the Office of Finance and the Federal Housing Finance Agency.

Assessments

We fund the Affordable Housing Program (AHP) program at a calculated rate of 10% of income before assessments.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net unrealized gain (loss) available-for-sale securities	$(13)	$(79)	$(113)	$(214)
Non-credit OTTI held-to-maturity securities	9	11	30	37
Net unrealized gain (loss) cash flow hedges	83	(31)	38	8
Post-retirement plans	—	1	1	(7)
Other comprehensive income (loss)	$79	$(98)	$(44)	$(176)

Net unrealized gain (loss) on available-for-sale securities

Our available-for-sale portfolio securities are in a net unrealized gain position (net of any offsetting related fair value hedge losses) as market interest rates have declined since we acquired these securities. As these securities mature, the net unrealized gain position gradually reverses to zero as we will only collect the face value at their maturity. Such reversals result in periodic net unrealized losses as individual securities mature. Our unrealized net gain position related to our available-for-sale securities portfolio in AOCI was $545 million as of September 30, 2016.

Non-credit OTTI on held-to-maturity securities

We accrete the non-credit related OTTI amount in AOCI to the carrying amount of each related held-to-maturity security over its remaining life. The decrease in the periods presented resulted from a decline in our outstanding non-credit OTTI balance, which drove a reduction in the accretion amounts. Our remaining non-credit OTTI amount on held-to-maturity securities in AOCI was $(187) million as of September 30, 2016. We expect this remaining amount to continue to decline as our OTTI held-to-maturity securities approach maturity.

Net unrealized gain (loss) on cash flow hedges

Our cash flow hedges are more sensitive to changes in longer-term market interest rates than to changes in shorter-term market interest rates. The net unrealized gains during 2016 resulted from an increase in interest rates compared to the beginning of the year, especially in the third quarter of 2016, offsetting losses recorded in earlier quarters when rates declined. As of September 30, 2016, we had a net unrealized (loss) of $(425) million in AOCI related to our cash flow hedges.

Post-retirement plans

In the first quarter of 2015, we recorded an unrealized loss in OCI of $(8) million due to a revision to the mortality tables used for our post-retirement healthcare and supplemental defined benefit equalization plan. This loss is being amortized into compensation and benefits expense over the average number of years of employment remaining before retirement. The annual amount of amortization is expected to be no more than $1 million.

For further information on the activity in Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2016	December 31, 2015
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$5,488	$4,226
Investment securities	21,396	24,597
Advances	43,117	36,778
MPF Loans held in portfolio, net of allowance for credit losses	4,720	4,828
Other	262	242
Assets	$74,983	$70,671

Consolidated obligation discount notes	$39,144	$41,564
Consolidated obligation bonds	30,139	22,582
Subordinated notes	—	944
Other	1,185	929
Liabilities	70,468	66,019

Capital stock	1,636	1,950
Retained earnings	2,951	2,730
Accumulated other comprehensive income (loss)	(72)	(28)
Capital	4,515	4,652
Total liabilities and capital	$74,983	$70,671

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

Investment Securities

Although we are no longer required to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days, we are currently unable to make additional investments in MBS/ABS under FHFA regulatory limits as discussed in Investments on page 12 in our 2015 Form 10-K.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Advances

Advances increased in 2016 primarily due to our members' interest in the benefits we offer our members through our continuing Reduced Capitalization Advance Program (RCAP), which is designed to make the net cost of borrowing through advances more attractive to members and allows members to borrow new advances using less activity stock.

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

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

We had a small net decrease in our outstanding MPF Loans from year end, as we resumed purchasing a higher volume of new loans during 2016 to help offset maturities and paydowns experienced in our MPF Loan portfolio. In the third quarter of 2016, our purchases were slightly greater than our current loan paydowns in the quarter. A portion of our new loans were refinancings, and this activity is dependent upon interest rates. If rates were to rise significantly, our refinancings may decline. For the year to date period ended September 30, 2016, we acquired $759 million in new MPF Loans to our portfolio, compared to $117 million in the same period in 2015.

In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending September 30, 2016, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 48 in our 2015 Form 10-K for a detailed description of our liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. As of September 30, 2016, our overnight liquidity was $9.0 billion or 12% of total assets, giving us an excess overnight liquidity of $6.3 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2016, we had excess liquidity of $43.7 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $16.4 billion as of September 30, 2016.

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

	MPF Loans Held in Portfolio	Investment Securities
As of September 30, 2016		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,329	$1,347	$1,707
After one year through five years	2,280	10,783	2,812
After five years through ten years	740	1,742	588
After ten years	308	795	162
Total	$4,657	$14,667	$5,269

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 24 of the Risk Factors section in our 2015 Form 10-K.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Funding

Conditions in Financial Markets

During the third quarter of 2016, the Federal Open Market Committee (FOMC) delayed further interest rate hikes due to fragile economic growth and tepid inflation. Market indicators suggest a 25 basis point interest rate hike in December 2016 by the FOMC, one year after its last rate increase. The 10 year Treasury Note rose 13 basis points over the quarter ending at 1.60 percent.

We maintained ready access to funding during the quarter.

Cash flows from operating activities with significant changes

Nine months ended September 30,	2016	2015	Change
Net cash provided by (used in) operating activities -
Net income	$249	$252	$(3)
Non cash (gain) loss on derivatives and hedging activities	(44)	133	(177)
Other	(21)	(10)	(11)
Net cash provided by (used in) operating activities	$184	$375	$(191)

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs. The $(191) million change in net cash provided by (used in) operating activities primarily resulted from the following:

•	The non-cash adjustment attributable to the unrealized net changes in the fair value of our derivative instruments.

Cash flows from investing activities with significant changes

Nine months ended September 30,	2016	2015	Change
Net cash provided by (used in) investing activities -
Net change in Federal Funds sold, and securities purchased under agreements to resell	$(1,730)	$805	$(2,535)
Net change in available-for-sale securities	1,775	1,440	335
Net change in held-to-maturity securities	1,253	1,452	(199)
Net change in advances	(6,189)	(2,508)	(3,681)
Net change in MPF Loans held in portfolio	108	968	(860)
Other	137	47	90
Net cash provided by (used in) investing activities	$(4,646)	$2,204	$(6,850)

Our investing activities predominantly include advances, MPF Loans held in portfolio, investment securities, and other short-term interest-earning assets. The $(6.9) billion change in net cash provided by (used in) investing activities primarily resulted from the following:

•	The increase in net cash (used in) funding advances reflects our objective to make advances to our members our primary business;

(Dollars in tables in millions except per share amounts unless otherwise indicated)

•
The increase in net cash (used in) acquiring Federal Funds sold and securities purchased under agreements to resell reflects our objective to invest in liquid assets to meet the needs of our members; and

•	The decrease in net cash (used in) purchasing MPF Loans Held in Portfolio reflects our decision in mid 2015 to resume these purchases.

Cash flows from financing activities with significant changes

Nine months ended September 30,	2016	2015	Change
Net cash provided by (used in) financing activities -
Net change in discount notes	(2,443)	6,225	(8,668)
Net change in consolidated obligation bonds	7,496	(8,274)	15,770
Payments for retiring of subordinated debt	(944)	—	(944)
Other	(115)	(266)	151
Net cash provided by (used in) financing activities	$3,994	$(2,315)	$6,309

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from the net increases in our consolidated obligation discount notes and consolidated obligations bonds were primarily utilized to fund the net increases in our investing activities as noted above. The $6.3 billion change in net cash provided by (used in) financing activities primarily resulted from the following:

•	A net increase in our consolidated obligation debt outstanding, with a shift in funding from our consolidated obligation discount notes to consolidated obligation bonds; and

•	The retirement of our subordinated notes.

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

(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement and any automatic conversion of Class B2 membership stock to Class B1 activity stock related to the threshold will apply on a daily basis. The revised membership stock and activity stock requirements discussed above went into effect on April 1, 2016. As a result of these changes, we held $593 million of excess capital stock on April 1, 2016. As of September 30, 2016, we held excess capital stock of $419 million. The reduction was a result of members requesting repurchase of their excess stock and members utilizing excess stock to support new advance borrowing activities.

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

	September 30, 2016	December 31, 2015	Change
Capital stock	$1,636	$1,950	$(314)
Total retained earnings	2,951	2,730	221
Accumulated other comprehensive income (loss)	(72)	(28)	(44)
Total GAAP capital	$4,515	$4,652	$(137)

Capital Stock	$1,636	$1,950	$(314)
MRCS	302	8	294
Total retained earnings	2,951	2,730	221
Regulatory capital	$4,889	$4,688	$201

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

(Dollars in tables in millions except per share amounts unless otherwise indicated)

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations.

On October 27, 2016, our Board of Directors approved maintaining the dividend levels for the third quarter of 2016 and declared a 2.80% dividend (annualized) for Class B1 activity stock and a 0.60% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2016. This dividend, including dividends on mandatorily redeemable capital stock, totaled $11 million and will be paid on November 14, 2016.  With this action, the Board continues the practice of rewarding members that use the Bank’s advances and support the financial health of the entire cooperative. Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information about our Retained Earnings and Dividend Policy, see Retained Earnings and Dividend Policy on page 57 in our 2015 Form 10-K.

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

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Member Credit Risk Ratings on page 63 in our 2015 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $42.8 billion were advances (par value) and $10.4 billion were letters of credit at September 30, 2016, compared to $36.6 billion and $6.7 billion at December 31, 2015.

	September 30, 2016					December 31, 2015
Rating	Borrowing Members	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Borrowing Members	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	492	97%	$53,218	100%	$99,480	482	94%	$43,090	100%	$90,366
4	6	1%	47	—%	129	12	2%	158	—%	318
5	12	2%	100	—%	242	20	4%	145	—%	353
Total	510	100%	$53,365	100%	$99,851	514	100%	$43,393	100%	$91,037

MPF Loans and Related Exposures

For details on our allowance for credit losses on MPF Loans, please see Note 8 - Allowance for Credit Losses to the financial statements.

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or indemnify us for related losses.

For the three and nine months ended September 30, 2016, we have repurchased $2 million and $8 million of unpaid principal balances related to MPF Loans. Due to recoveries from PFIs, we incurred no material losses on these loans. As of September 30, 2016, we have $21 million of unpaid principal with respect to mortgage loans that represent unresolved claims with investors in which a repurchase demand may occur, compared to $38 million at December 31, 2015.

For further details, see Mortgage Repurchase Risk on page 66 in our 2015 Form 10-K.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Securities

We hold a variety of investment securities, mostly government backed or insured securities such as GSE debt and FFELP ABS, and we believe these investments are low risk. There was no material change in the credit ratings of these AA or better rated securities since December 31, 2015, and except for private-label MBS as noted below, we have never taken an impairment charge on these securities. For further details see page 69 in our 2015 Form 10-K.

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

As of September 30, 2016	AA	A	BBB	Unrated	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$650	$—	$—	$650
Fed Funds Sold	—	—	188	19	207
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	500	—	—	—	500
Canada	—	1,100	—	—	1,100
Finland	500	—	—	—	500
Netherlands	—	500	—	—	500
Norway	—	500	—	—	500
Sweden	—	500	—	—	500
Total unsecured credit exposure	$1,000	$3,250	$188	$19	$4,457

All $4.5 billion of the unsecured credit exposure shown in the above table were overnight investments.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

The following table presents our derivative positions where we have such credit exposures. The rating used was the lowest rating among the three largest Nationally Recognized Statistical Rating Organizations. Non-cash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the DCOs for cleared derivatives and is included in our derivative positions with credit exposure.

	Net Fair Value Before Collateral	Cash Collateral Pledged	Non-cash Collateral Pledged	Net Credit Exposure to Counterparties
As of September 30, 2016
Non-member counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
Cleared derivatives	$—	$1	$—	$1
Overcollateralized liability positions -
Bilateral derivatives -
AA rated	(17)	17	—	—
A rated	(29)	29	—	—
Cleared derivatives	(395)	413	90	108
Non-member counterparties	(441)	460	90	109
Member institutions	1	—	—	1
Total	$(440)	$460	$90	$110

As of December 31, 2015
Non-member counterparties -
Overcollateralized liability positions -
Bilateral derivatives -
AA rated	$(14)	$14	$—	$—	[a]
A rated	(4)	4	—	—	[a]
Cleared derivatives	(147)	136	62	51
Non-member counterparties	(165)	154	62	51
Member institutions	1	—	—	1
Total	$(164)	$154	$62	$52

[a]	Less than $1 million.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

Minority and Women Inclusion
On October 27, 2016, the FHFA proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of the FHLBs’ obligation to promote diversity and ensure inclusion. These proposed amendments update existing FHFA regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all Bank business and activities, including management, employment and contracting.
The proposed amendments would:

•
require the FHLBs to develop standalone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBs to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•
require the FHLBs to amend their policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications; and

•
require the FHLBs to provide information in their annual reports to the FHFA about their efforts to advance diversity and inclusion through capital market transactions, affordable housing and community investment programs, initiatives to improve access to mortgage credit, and strategies for promoting the diversity of supervisors and managers.

Comments on the proposed amendments are due by December 27, 2016. We are currently assessing the effect the proposed amendments would have on us if adopted.

FHLB Membership for Non-Federally-Insured Credit Unions

On September 28, 2016, the FHFA proposed amendments to regulations governing FHLB membership that would implement statutory amendments to the FHLB Act authorizing FHLBs to accept applications for membership from state-chartered credit unions without Federal share insurance, provided that certain prerequisites have been met. The new rule, if adopted, would generally treat these credit unions the same as other depository institutions with an additional requirement that they obtain an affirmative statement from their state regulator that they meet the requirements for Federal insurance as of the date of their application for FHLB membership; a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for Federal insurance; or if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

Comments are due on the proposed rule by November 28, 2016. We are currently assessing the effect of the proposed rule but do not anticipate that, if adopted, it would materially impact us.
Indemnification Payments

On September 20, 2016, the FHFA issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by a FHLB or the Office of Finance to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the FHFA is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action initiated by the FHFA are only permitted if they relate to:

•
premiums for professional liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the FHFA or a civil money penalty;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into on or prior to September 20, 2016.

The proposed rule also outlines the process a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action instituted by the FHFA.

Comments are due on the proposed rule by December 21, 2016. We are currently assessing the effect the proposed rule would have on us if adopted.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

FRB Framework for Implementing the U.S. Basel III Countercyclical Capital Buffer

On September 8, 2016, the FRB adopted a final policy statement (“Policy Statement”) describing the framework that the FRB will follow in setting the countercyclical capital buffer (“CCyB”) for banking organizations that are subject to the advanced approaches capital rules, generally those with more than $250 billion in assets or $10 billion in on-balance-sheet foreign exposures, and to any depository institution subsidiary of such banking organizations. The CCyB supplements the minimum capital requirements and other capital buffers included in existing regulations, which were designed to provide resilience to unexpected losses created by normal fluctuations in economic and financial conditions.

Although the Policy Statement does not directly impact us, the potential impact on borrowings by our few larger members is uncertain.

FHLB New Business Activities

On August 23, 2016, the FHFA proposed a rule that, if adopted, would reduce the scope of new business activities (“NBAs”) for which a FHLB must seek approval from the FHFA and would establish more certain timelines for FHFA review and approval of NBA notices. The proposed rule also would clarify the protocol for FHFA review of NBAs. Under the proposed rule, acceptance of new types of legally permissible collateral by the FHLBs would not constitute a new business activity or require approval from the FHFA prior to acceptance. Instead, the FHFA would review new collateral types as part of the annual exam process.

On October 24, 2016, the FHLBs provided comments to the proposed rule, which primarily relate to certain procedures under the proposed rule. We do not anticipate that the proposed rule, if adopted, would materially impact us.
Mandatory Contractual Stay Requirements for Qualified Financial Contracts (“QFCs”)

On August 19, 2016, the Office of the Comptroller of the Currency (“OCC”) issued a proposed rule, which, if adopted, would require certain systemically important financial institutions (“SIFI”) regulated by the OCC to amend their covered qualified financial contracts (“QFCs”) to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the SIFI or an affiliate of the SIFI. Covered QFCs include derivatives, repurchase agreements (known as “repos”) and reverse repos, and securities lending and borrowing agreements. On May 3, 2016, the Federal Reserve Board (“FRB”) issued a substantively identical proposed rule with respect to QFCs entered into with globally systemically important banking organizations (“GSIBs”) and their affiliates that are subject to regulation in the U.S. Further, on October 26, 2016, the Federal Deposit Insurance Corporation ("FDIC") issued a substantively identical proposed rule with respect to QFCs entered into with certain FDIC-supervised institutions.

The FHLBs provided comments on the FRB proposed rule on August 5, 2016 and to the OCC proposed rule on October 18, 2016, which primarily seek clarification of an exemption and the recognition of a safe harbor. The FHLBs are considering whether to comment on the FDIC's proposed rule. We do not anticipate that the proposed rules, if adopted, would materially impact us.

European Union (“EU”) Market Abuse Regulation

The EU issued updated Market Abuse Regulations (“MAR”) that became effective July 3, 2016 which contain rules on insider dealing, unlawful disclosure of inside information and market manipulation for debt and equity securities on European securities exchanges, which differ in certain respects from U.S. regulations. MAR applies to issuers with securities admitted to trading on the EU exchanges, including EU exchanges on which FHLB consolidated obligations are listed. MAR contains an exemption to its requirements for certain public bodies and central banks of third countries. The OF and the FHLBs are examining whether this exemption applies. If the exemption does not apply, we anticipate that the most significant impact of the MAR on us will be more stringent and detailed recordkeeping, creation of detailed lists on parties who have access to inside information, and notification requirements.

Financial Industry Regulatory Authority (“FINRA”) Rule 4210 establishing margin requirements for the TBA Market

On June 15, 2016, the SEC approved a proposed rule by FINRA to require the margining of certain “to-be-announced” (“TBA”) transactions. Specifically, the approved FINRA Rule 4210 will require FINRA members to collect from, but not post to, their customers maintenance margin (i.e. initial margin) and variation margin on transactions that are "Covered Transactions" (as defined in FINRA rules), subject to certain exemptions. Under the rule, we are exempt from posting initial margin but would be required to post variation margin to our FINRA-member counterparty in connection with covered transactions, provided we have more than $10 million in gross open positions with the counterparty.

FINRA members will be required to comply with the new margin requirements beginning in December 2017. We are currently assessing the financial and operational impacts of this rule.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of September 30, 2016
Advances	$(4)	$—	$—	$(10)	$—
MPF Loans	(1)	(1)	(3)	(2)	1
Mortgage Backed Securities	(3)	—	(1)	(4)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	5	3	—	5	—
Derivatives	3	(2)	—	—	—
Total	$(1)	$—	$(4)	n/m	$1

As of December 31, 2015
Advances	$(3)	$—	$—	$(10)	$—
MPF Loans	(1)	(2)	(2)	(2)	1
Mortgage Backed Securities	(4)	(1)	(1)	(5)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	6	5	—	6	—
Derivatives	3	(3)	—	—	—
Total	$—	$(1)	$(3)	n/m	$1

n/m	Spread movements to the swap curve within each category are independent of the other categories and therefore a total is not meaningful.

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

As of September 30, 2016, our sensitivity to changes in implied volatility was zero. At December 31, 2015, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

September 30, 2016			December 31, 2015
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
2.5	1.0	1.0	2.8	0.6	0.7

Duration gap is another measure of interest rate sensitivity. Duration gap is calculated by dividing the dollar duration of equity by the fair value of assets. A positive duration gap indicates an exposure to rising interest rates. As of September 30, 2016, our duration gap was 0.9 months, compared to 0.5 months as of December 31, 2015.

As of September 30, 2016, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $399 million, and our market value of equity to book value of equity ratio was 108%, compared to $351 million and 108% at December 31, 2015. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.
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

	September 30, 2016		December 31, 2015
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$60.1	$(370.0)	$123.0	$(370.0)
-100 bp	125.7	(155.0)	65.2	(155.0)
-50 bp	42.4	(60.0)	21.8	(60.0)
-25 bp	16.9	(30.0)	7.5	(30.0)
+25 bp	(11.4)	(30.0)	(6.4)	(30.0)
+50 bp	(20.2)	(60.0)	(13.9)	(60.0)
+100 bp	(35.9)	(155.0)	(31.3)	(155.0)
+200 bp	(80.3)	(370.0)	(62.8)	(370.0)

(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private-label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. Of the three cases that were filed by the Bank, only the action filed in the Circuit Court of Cook County, Illinois remains active. As of September 30, 2016, this litigation covers four private-label MBS bonds in the aggregate original principal amount of $77.5 million.
In this action, the Bank asserts claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, and negligent misrepresentation. The Bank seeks the remedies of rescission, recovery of damages, and recovery of reasonable attorneys' fees and costs of suit. As of September 30, 2016, Morgan Stanley & Co., Incorporated, and certain of its affiliates, remain as the sole defendants in the Illinois action.
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

PwC has advised the Bank that as of September 30, 2016 it has borrowing relationships with one Bank member (referred to below as the “Lender”) who owns more than ten percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances as well as PwC’s and the Audit Committee’s conclusions concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

PwC advised the Audit Committee of the Bank that it believes that, in light of the facts of the borrowing relationship, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement have not been impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. PwC has advised the Audit Committee that this conclusion is based in part on the following considerations:

•	the borrowings are in good standing and the Lender does not have the right to take action against PwC, as borrower, in connection with the financings;

•	the debt balances outstanding are immaterial to PwC and to the Lender;

•	PwC has borrowing relationships with a diverse group of lenders, therefore PwC is not dependent on any single lender or group of lenders; and

•	the PwC audit engagement team has no involvement in PwC’s treasury function and PwC’s treasury function has no oversight or ability to influence the PwC audit engagement team.

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership and governance structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the Lender owned more than ten percent of the Bank’s capital stock, the voting power of the Lender's capital stock is less than ten percent;

•
no individual officer or director of a member or independent director that serves on the board of directors has the ability to significantly influence the Bank based on the composition of the board of directors; and

•	as of September 30, 2016, no officer or director of the Lender serves on the board of directors of the Bank.

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

For further discussion of Bank members owning more than ten percent of the Bank’s capital stock at September 30, 2016, please see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in this Form 10-Q. For a discussion of the voting rights of our members, please see Item 10 - Directors, Executive Officers, and Corporate Governance - 2015 Director Election on page 84 in our 2015 Form 10-K.

Item 6. Exhibits.

10.1	MPF Consolidated Interbank Agreement, dated as of July 22, 2016

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

FCM: Futures Commission Merchant.

FFELP: Federal Family Education Loan Program.

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

Ginnie Mae: Government National Mortgage Association.

Ginnie Mae MBS: Mortgage-backed securities guaranteed by Ginnie Mae.

Government Loans: Mortgage loans insured or guaranteed by the Federal Housing Administration, the Department of Housing and Urban Development, the Department of Veterans Affairs or Department of Agriculture Rural Housing Service.

GSE: Government sponsored enterprise.

HFS: Held for sale.

HTM: Held-to-maturity securities.

LIBOR: London Interbank Offered Rate.

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

MPF Loans: Conventional and government mortgage loans secured by one-to-four family residential properties with maturities from five to 30 years or participations in such mortgage loans that are acquired under the MPF Program.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		Name:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	November 3, 2016	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 3, 2016	(Principal Financial Officer and Principal Accounting Officer)

S-1