Form 10-K
period 2016-12-31
Federal Home Loan Bank of Chicago
filed 2017-03-09
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to applicable regulatory and statutory limits. At June 30, 2016, the aggregate par value of the stock held by current and former members was $2,076,177,804. As of February 28, 2017, including mandatorily redeemable capital stock, registrant had 16,852,200 total outstanding shares of Class B Capital Stock.

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

A Glossary of Terms can be found on page 123.

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

As of December 31, 2016, we had 426 full time and 14 part time employees.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2016				December 31, 2015
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	345	179	524	72%	350	196	546	74%
Thrifts	57	24	81	11%	63	26	89	12%
Credit unions	39	40	79	11%	32	36	68	9%
Insurance companies	29	11	40	5%	25	9	34	5%
Community Development Financial Institutions	3	1	4	1%	2	1	3	—%
Total	473	255	728	100%	472	268	740	100%

The following table presents our members by asset size. Community Financial Institution size is determined by our regulator the FHFA, as FDIC-insured institutions with an average of total assets over the prior three years which is less than an amount specified annually by the FHFA. For 2014-2016 an institution's average total assets must be less than $1.148 billion. See the Glossary of Terms on page 123 for further details.

As of December 31,	2016	2015
Member Asset Size:
Community Financial Institutions	92.40%	89.85%
Larger Non-CFI Institutions	7.60%	10.15%
Total	100%	100%

During 2016, we lost 37 members due to mergers and acquisitions.  Although 29 of these members were acquired by other members in our district, eight were acquired by out-of-district institutions.

We gained 25 new members by adding five commercial banks, 13 credit unions, six insurance companies and one community development financial institution during 2016, as we continue to work toward our goal of building a stronger cooperative by adding new members.

In addition to having access to the Bank as a source of standby liquidity, 83% of our total number of members used one or more of our credit products such as advances, standby letters of credit, or the MPF Program at some point during the years ending 2016 and 2015.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table represents our view of the mission-focused business we do as a cooperative bank.

Average par value for the year ended December 31,	2016	2015
Advances	$42,535	$33,282
Mortgage assets (Acquired Member Assets - AMA)	4,727	5,357
Primary mission assets	$47,262	$38,639

Consolidated obligations	$71,356	$65,703
Core mission asset ratio	66.2%	58.8%

Supplemental mission assets and activities as of December 31,	2016	2015
MPF Program Loans held by other third party investors	$16,972	$15,399
Member standby letters of credit	10,828	6,678
Mission related liquidity	7,437	4,244
Small Business Administration investments	1,974	2,253
Housing authority standby bonds purchased and commitments outstanding	337	445
MPF Loan delivery commitments	417	279
Advance commitments	16	168
Member derivatives	82	84
Community First Fund loans and commitments	41	40
Supplemental mission assets and activities	$38,104	$29,590

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

The FHFA has issued an advisory bulletin which provides guidance relating to a core mission asset ratio by which the FHFA will assess each FHLB’s core mission achievement. The FHFA will assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be calculated annually at year-end as part of the FHFA’s examination process, using annual average par values. Our core mission asset ratio for the year ended December 31, 2016, was 66.2%.

On January 20, 2016, the FHFA issued a final rule making captive insurance companies ineligible for FHLB membership, which became effective February 19, 2016.  Under this rule, our three captive insurance company members will have their memberships terminated by February 2021.  As a result of this recent regulatory change, our core mission asset ratio would be negatively impacted if our advances decrease once our three captive insurance company members have their membership terminated and their advances mature.

Member-Focused Business

Member credit products, which include advances, standby letters of credit, and other extensions of credit to borrowers, are discussed in detail below.

Advances

We provide credit to members principally in the form of secured loans, called advances. Our advances to members:

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•	serve as a reliable source of funding and liquidity;

•	provide members with enhanced tools for asset-liability management;

•	provide interim funding for those members that choose to sell or securitize their mortgages;

•	support residential mortgages held in member portfolios;

•	support important housing markets, including those focused on very low-, low-, and moderate-income households; and

•	provide funds to member community financial institutions (CFI) for secured loans to businesses, farms, agri-businesses, and community development activities.
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

The FHLB Act authorizes us to make advances to eligible non-member housing associates. By regulation, such housing associates must: (i) be approved under Title II of the National Housing Act; (ii) be chartered institutions having succession; (iii) be subject to the inspection and supervision of some governmental agency; (iv) lend their own funds as their principal activity in the mortgage field; and (v) have a financial condition such that advances may be safely made to it. We must approve a housing

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

associate applicant in order for it to be eligible to borrow. We currently have approved four non-member housing associates that are eligible to borrow from the Bank. We had $36 million in advances outstanding to non-member housing associates at December 31, 2016, and $10 million at December 31, 2015.

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

In addition, our competitive environment continues to be impacted by the Federal Reserve’s low interest-rate environment and the extent to which our members use our advances primarily as a back-up source of liquidity as opposed to part of their primary funding strategies. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors on page 18.

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

Mortgage Partnership Finance® Program

Introduction

We developed the MPF® Program to provide an additional source of liquidity to our members and to allow us to invest in mortgages to help fulfill our housing mission. The MPF Program is a secondary mortgage market structure under which we acquire eligible mortgage loans from or through PFIs, and in some cases we purchased participations in pools of eligible mortgage loans from other FHLBs (collectively, MPF Loans). MPF Loans are conventional and government mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 to 30 years or participations in such mortgage loans that are acquired under the MPF Program.

Since resuming the purchase of MPF Loans held in portfolio from members in our district in June 2015 after receiving regulatory approval, our MPF Loans held in portfolio are limited to the lesser of five times retained earnings or 15% of total assets during the first two years of such purchases. As of December 31, 2016, the retained earnings limit was $15.1 billion and the assets limit was $11.8 billion; and our actual MPF Loans held in portfolio amount was $5.0 billion. After two years of purchases, unless advised otherwise by FHFA, the limit for our investment in MPF Loans held on our balance sheet will be the lesser of eight times retained earnings or 20% of total assets.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

MPF Product	Mortgage Type	Loan Balance	Retained in Our Held for Investment Portfolio?	Servicing
MPF Original, MPF 35, MPF 100; MPF 125 and MPF Plus	Conventional	Conforming	Yes, but may sell participation interests	Servicing Retained and Released
MPF Government	Government	Conforming	Yes, but may sell participation interests	Servicing Retained and Released
MPF Xtra	Conventional	Conforming	Sold to Fannie Mae	Servicing Retained and Released
MPF Direct	Conventional	Non-conforming (jumbo - up to $2,500,000)	Sold to Third Party Investor	Servicing Released
MPF Government MBS	Government	Conforming	Securitized in Ginnie Mae MBS	Servicing Retained and Released

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

We developed five MPF Loan products in which PFIs share in the associated credit risk of conventional MPF Loans held in portfolio which meet the FHFA Acquired Member Assets (AMA) regulation requirements (MPF Original, MPF 35, MPF 100, MPF 125 and MPF Plus). Government Loans purchased under the MPF Government product also qualify as AMA and are insured or guaranteed by one of the following government agencies: the Federal Housing Administration (FHA); the Department of Veterans Affairs (VA); Rural Housing Service of the Department of Agriculture (RHS); or Department of Housing and Urban Development (HUD) (collectively, Government Loans).

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

In connection with each mortgage loan sale to our third party investors, we make customary warranties regarding the eligibility of the mortgage loans. If an eligibility requirement or other warranty is breached, the applicable third party investor could require us to repurchase the MPF Loan. Such a breach is normally also a breach of the originating PFI's representations and warranties under the MPF Program Participating Financial Institution Agreement (PFI Agreement) or the MPF Program Guide, MPF Selling Guide, and MPF Servicing Guide (together, the MPF Guides), and we can require the PFI to repurchase that MPF Loan from us.

Under the MPF Xtra product and the MPF Government MBS product, PFIs retain the right and responsibility for servicing these MPF Loans or sell the servicing to an eligible servicer as similarly done for the MPF products held in our portfolio. For further details see MPF Servicing on page 11.

If a PFI that is a member of another MPF Bank wishes to sell or service MPF Loans under the MPF Xtra, MPF Direct, or MPF Government MBS products, its MPF Bank must authorize it and agree to enforce its PFI Agreement for our benefit, which would include enforcing the PFI's obligation to repurchase ineligible MPF Loans and to indemnify us for certain losses.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

PFI Eligibility

Members and eligible housing associates may apply to become PFIs of their respective MPF Bank. The member and its MPF Bank sign a PFI Agreement that provides the terms and conditions for the sale of MPF Loans, including required credit enhancement, and for the servicing of MPF Loans. All of the PFI's obligations under the PFI Agreement are secured in the same manner as other obligations of the PFI, under its advances agreement with the MPF Bank. The MPF Bank has the right under the PFI Agreement to request additional collateral to secure the PFI's obligations.

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

MPF Products

Nine MPF Loan products have been developed to date: MPF Original, MPF 35, MPF 100, MPF 125, and MPF Plus products, which are conventional portfolio products; the MPF Government product, which is also a portfolio product; and the MPF Xtra, MPF Direct, and MPF Government MBS products, in which MPF Loans acquired are not retained in our portfolio.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following is an MPF Product comparison table as of December 31, 2016:

Product Name	First Loss Account Size	PFI Credit Enhancement Description [g]	Credit Enhancement Fee to PFI	Credit Enhancement Fee Offset [a]	Servicing Fee Retained by PFI
MPF Original	3 to 6 basis points/added each year based on the unpaid balance	Equivalent to AA	0 to 11 basis points/year - paid monthly	No	25 basis points/year
MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	7 to 10 basis points/year - paid monthly; performance-based after 2 or 3 years	Yes - After first 2 to 3 years	25 basis points/year
MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA to AA	6 to 10 basis points/year - paid monthly; performance-based	Yes	25 basis points/year
MPF Plus	An agreed upon amount not less than expected losses	0-20 bps after FLA and SMI to AA	13-14 basis points/year in total, with a varying split between performance-based (delayed for 1 year) and a fixed rate; all paid monthly	Yes	25 basis points/year
MPF 35	An agreed upon amount not less than expected losses	After FLA to AA	9-14 basis points/year in total, with a varying split between performance-based (delayed for 1 year) and a fixed rate; all paid monthly	Yes	25 basis points/year
MPF Government	N/A	N/A [f]	N/A	N/A	44 basis points/year plus 2 basis points/year [b]
MPF Xtra [c]	N/A	N/A	N/A	N/A	25 basis points/year
MPF Direct [d]	N/A	N/A	N/A	N/A	N/A
MPF Government MBS [e]	N/A	N/A [f]	N/A	N/A	Based on Note Rate

[a]	Future payouts of performance-based CE Fees are reduced when losses are allocated to the FLA.

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

[c]	MPF Loans acquired under the MPF Xtra product are concurrently sold to Fannie Mae and are not retained in our portfolio.

[d]	MPF Loans acquired under the MPF Direct product are concurrently sold to third party investors and are not retained in our portfolio.

[e]	MPF Loans acquired under the MPF Government MBS product are intended to be included in our held for sale portfolio for a short period of time until pooled into Ginnie Mae MBS.

[f]	For Government Loans, PFIs provide the required credit enhancement by delivering loans that are guaranteed or insured by a department or agency of the U.S. government.

[g]	For a description of the PFI Credit Enhancement see Setting Credit Enhancement Levels on page 66.

See Note 2 - Summary of Significant Accounting Policies to the financial statements for more detailed discussions of the MPF Risk Sharing Structure of the various MPF products.

Mortgage Standards

PFIs are required to deliver mortgage loans that meet the underwriting and eligibility requirements in the MPF Guides, unless a PFI was previously granted waivers that exempt a PFI from complying with specified provisions of the MPF Guides. The

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Quality Assurance Process

In our role as MPF Provider, we conduct a quality assurance review of a selected sample of MPF Loans for each PFI periodically. Subsequently, we perform periodic reviews of a sample of conventional MPF Loans to determine whether the reviewed loans complied with the MPF Program requirements at the time of acquisition. If the PFI is unable to cure any material defect in a loan, the PFI is obligated to repurchase the loan but may be permitted to provide an indemnification for losses arising from such loan or we may reserve our remedies or waive the repurchase demand if the loan is currently performing. See Mortgage Repurchase Risk on page 67 for a further description of our repurchase risk.

MPF Loan Participations

At December 31, 2016, 42% of the total unpaid principal balance of MPF Loans we own represents participations in MPF Loans acquired from other MPF Banks. Participation percentages for MPF Loans may range from 1% to 100% and the participation percentages in MPF Loans may vary by each Master Commitment, by agreement of the MPF Bank selling the participation interests (the Lead Bank), us in our role as MPF Provider, and other MPF Banks purchasing a participation interest. The Lead Bank is responsible for monitoring PFI creditworthiness, managing the PFI's pledged collateral securing its obligations under the PFI Agreement and enforcing the PFI Agreement for the benefit of itself and participating MPF Banks.

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

MPF Servicing

The PFI or its servicing affiliate can retain the right and responsibility for servicing MPF Loans it delivers, which includes loan collections and remittances, default management, loss mitigation, foreclosure and disposition of real estate acquired through foreclosure or deed in lieu of foreclosure. With respect to the MPF Xtra and MPF Government MBS products, we are contractually obligated to Fannie Mae and Ginnie Mae, respectively, with respect to servicing of the related MPF Loans under certain servicing options. In both cases, our contractual agreements recognize that eligible third party servicers, including PFIs, will act as servicers of such MPF Loans. We also offer a servicing released option for the MPF Xtra and MPF Government MBS

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

products in which the servicing rights for such MPF Loans are sold to an approved servicer that will be directly responsible to Fannie Mae or Ginnie Mae, respectively, for the servicing responsibilities. The MPF Direct product is servicing released only and we do not have any responsibilities related to the servicing of MPF Loans delivered under the MPF Direct product.

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

Other Activities

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight Federal Funds sold, and securities purchased under agreements to resell, entered into with or issued by highly rated institutions and other eligible counterparties. For further discussion of unsecured credit exposures related to our short-term investment portfolio, see Unsecured Short Term Investments on page 72.

Our longer-term investment securities portfolio includes securities issued by the U.S. government, U.S. government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from Moody's Investors Service (Moody's), Standard and Poor's Rating Service (S&P), or Fitch Ratings, Inc. (Fitch) at the time of purchase. For a discussion of how recent market conditions have affected the carrying value and ratings of these securities, see Investment Securities by Rating on page 70. For this purpose, GSE includes Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation. Securities issued by GSEs are not guaranteed by the U.S. government.

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

Federal Home Loan Bank of Chicago
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

FHFA regulations further limit our investment in MBS and ABS by requiring that these investments may not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities and we may not exceed our holdings of such securities in any one calendar quarter by more than 50% of our total regulatory capital at the beginning of that quarter. For purposes of calculating the limit on our MBS/ABS portfolio, we value our investments in accordance with FHFA regulations based on amortized cost for securities classified as held-to-maturity or available-for-sale and on fair value for trading securities. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. This limitation does not apply to newly issued Ginnie Mae securities that have been created through the MPF Government MBS product that are temporarily owned by the Bank.

The Finance Board (predecessor to the FHFA) adopted a resolution temporarily allowing FHLBs to increase their investments in MBS issued by, or comprised of loans guaranteed by, Fannie Mae or Freddie Mac (Agency MBS) by an additional 300% of regulatory capital. Although this expanded authority expired in 2010, we are permitted to hold these investments until they mature or are sold.

As we transitioned our primary business to advances, the FHFA previously temporarily waived our regulatory investment limitations to permit us to reinvest a portion of the proceeds from prepayments and maturities of our mortgage assets to purchase MBS issued by GSEs and approved our purchase of FFELP student loan ABS. For further discussion of how this may impact us, see Risk Factors on page 18. As of December 31, 2016, we held total MBS and ABS investments of $17.4 billion, which was 3.46 times our total regulatory capital.

Derivative Activities

We engage in most of our derivatives transactions with major broker-dealers as part of our interest rate risk management and hedging strategies, as further discussed in Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 75. We also enter into interest rate derivatives directly with our members in order to provide them with access to the derivatives market. We intend to enter into offsetting derivatives transactions with non-member counterparties in cases where we are not using the interest rate derivatives for our own hedging purposes.

The FHFA's regulations and our internal asset and liability management policies all establish guidelines for our use of interest rate derivatives. These regulations prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 75.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Direct grants are available primarily under our competitive AHP to members in partnership with community sponsors and may be used to fund the acquisition, rehabilitation, and new construction of affordable rental or owner-occupied housing. We awarded competitive AHP subsidies of $26 million for the year ended December 31, 2016, and $36 million for the year ended December 31, 2015, for projects designed to provide housing to 2,260 and 3,131 households, respectively.

In addition, direct grants are available to members under our Downpayment Plus® homeownership set-aside programs and may be provided to eligible homebuyers to assist with down payment, closing, counseling, or rehabilitation costs in conjunction with an acquisition. During the years ended December 31, 2016 and 2015, we awarded $16 million and $16 million through our Downpayment Plus programs to assist 2,703 and 2,728 very low to moderate income homebuyers.

During 2017, we anticipate having $37 million available in total for our Downpayment Plus programs and grants through our competitive AHP.

Community Investment Program (CIP)/Community Economic Development Advance (CEDA) Program and related letters of credit - We offer two programs where members may apply for advances or letters of credit to support affordable housing or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our CIP and CEDA programs may be used to finance affordable home ownership housing, multi-family rental projects, industrial and manufacturing facilities, agricultural businesses, healthcare, educational centers, public or private infrastructure projects, or commercial businesses. As of December 31, 2016, and 2015, we had $824 million and $623 million respectively, in advances outstanding under the CIP and CEDA programs and related letters of credit outstanding of $164 million and $184 million.

Community First® Fund - Our Board of Directors approved $50 million in 2011 to supplement our current affordable housing and community investment programs, which became the foundation for the Community First Fund (the Fund). The Fund is an innovative revolving credit facility designed to provide low cost, longer term financing to Community Development Financial Institutions, community development loan funds, and state housing finance authorities promoting affordable housing and economic development in our district. We approved our first loans under the Fund in 2014 and as of December 31, 2016, had $34 million in funded loans outstanding and $8 million in unfunded loan commitments.

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

Subordinated Debt Payoff

As approved by the Finance Board (predecessor to the FHFA), we issued $1 billion of 10-year subordinated notes in 2006, and during 2013, we purchased $56 million of these notes in the open market. On June 13, 2016, our remaining $944 million subordinated notes matured and we paid the holders of our subordinated notes in full in accordance with the terms of their notes.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. For further discussion of market conditions and their potential impact on us, see Risk Factors on page 18 and Funding on page 49.

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

Recent Legislative and Regulatory Developments

FHFA Final Rule on Acquired Member Assets. On December 19, 2016, the FHFA published the final Acquired Member Assets (AMA) rule, which governs an FHLB’s ability to purchase and hold certain types of mortgage loans from its members. The final rule, effective January 18, 2017, has, among other things:

•
expanded the types of assets that will qualify as AMA to include mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and certificates representing interests in whole loans under certain conditions;

•
enhanced the credit risk sharing requirement by allowing an FHLB to utilize its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of a nationally recognized statistical ratings organization (NRSRO) ratings model. The assets delivered must now be credit enhanced by the member up to the FHLB determined “AMA investment grade” instead of a specific NRSRO rating; and

•
retained the option to allow a member to meet its credit enhancement obligation by purchasing loan level supplemental mortgage insurance (SMI) or pool level insurance once an FHLB has established standards for qualified insurers.

We do not anticipate that the final rule will have a negative impact on the volume of AMA loan assets or on our costs of operation.

FHFA Final Rule on New Business Activities. On December 19, 2016, the FHFA issued a final rule effective January 18, 2017, that, among other things, reduces the scope of new business activities (NBAs) for which an FHLB must seek approval from the FHFA. In addition, the final rule establishes certain timelines for FHFA review and approval of NBA notices. The final rule also clarifies the protocol for FHFA review of NBAs. Under the final rule, acceptance of new types of legally permissible collateral by the FHLBs would not constitute a new business activity or require approval from the FHFA prior to acceptance. Instead, the FHFA would review new collateral types as part of the annual exam process.

We do not anticipate that the final rule will materially impact us.

FHFA Proposed Rule on Minority and Women Inclusion. On October 27, 2016, the FHFA proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of the FHLBs’ obligation to promote diversity and ensure inclusion. These proposed amendments update existing FHFA regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all our business and activities, including management, employment and contracting.

Federal Home Loan Bank of Chicago
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

We submitted a joint comment letter with the other FHLBs and the Office of Finance on December 27, 2016, which primarily related to the proposed rule’s enhanced reporting and contract requirements. The proposed rule, if adopted, may substantially increase the amount of tracking, monitoring, and reporting that would be required of each FHLB.

FHFA Proposed Rule on Indemnification Payments. On September 20, 2016, the FHFA issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by an FHLB or the Office of Finance to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the FHFA is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action instituted by the FHFA are only permitted if they relate to:

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

The proposed rule also outlines the process a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action initiated by the FHFA.

We submitted a joint comment letter with the other FHLBs and the Office of Finance on the proposed rule on December 21, 2016. We are continuing to assess the effect of the proposed rule but we do not anticipate that, if adopted, it would materially affect us.

European Union (EU) Market Abuse Regulation. The EU issued updated Market Abuse Regulations (MAR) that became effective July 3, 2016 and which contain rules on insider dealing, unlawful disclosure of inside information and market manipulation for debt and equity securities on European securities exchanges, which differ in certain respects from U.S. regulations. MAR applies to issuers with securities admitted to trading on the EU exchanges, including EU exchanges on which FHLB consolidated obligations are listed. We anticipate that the most significant effect of the MAR on us will be more stringent and detailed recordkeeping, creation of detailed lists on parties who have access to inside information, and notification requirements.

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

Our business and results of operations are sensitive to the U.S. housing and mortgage markets, as well as international, domestic and district-specific market and economic conditions. Although U.S. economic activity appeared to be expanding at a moderate pace in 2016 and the Federal Reserve raised interest rates for the second time in a decade in mid-December, the Federal Reserve continues to monitor global economic and domestic inflation and employment developments closely. If these conditions deteriorate, our business and results of operations could be adversely affected.

In 2016, conditions in the U.S. housing market continued to improve, as evidenced by the level of decreased unemployment, home price appreciation and lower delinquency rates. If adverse trends reappear in the mortgage lending sector and general business and economic conditions deteriorate significantly, these factors could result in deterioration of our members' credit characteristics, which could cause them to become delinquent or to default on their advances and other credit obligations. As of February 28, 2017, we have not experienced any member payment defaults. In addition, declines in real estate prices or loan performance trends or increases in market interest rates could result in a reduction in the fair value of our collateral securing member credit and the fair value of our mortgage-backed securities investments. This change could increase the possibility of under-collateralization and the risk of loss in case of a member's failure, or increase the risk of loss on our mortgage-backed securities investments because of additional credit impairment charges. Also, deterioration in the residential mortgage markets could negatively affect the value of our mortgage loan portfolio and result in possibly additional realized losses if we are forced to liquidate our mortgage portfolio. Moreover, a negative trend in the housing and mortgage markets could result in a decline in advance levels and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

We face competition for advances and access to funding, which could adversely affect our business.

Our primary business is making advances to members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBs with which members have a relationship through affiliates. While our advances increased significantly from 2013 through 2016, we do not anticipate that our advances will continue to increase at the same level over the longer term. As many members continue to have sufficient levels of liquidity and funds through deposits and investments, decrease the size of their balance sheets to improve their capital positions, diversify or have access to alternative funding sources, our advance levels could decrease.

We may make changes in policies, programs, and agreements affecting members' access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services. As a result of these changes some members may choose to obtain financing from alternative sources. For example, we may make changes to our collateral guidelines, including changes in the value we assign to collateral which members are required to pledge to secure their outstanding obligations, including advances. To the extent that members view this tightening of credit and collateral requirements as unfavorable, we may experience a decrease in our levels of business which may negatively impact our results of operations or financial condition. Further, many competitors are not subject to the same regulations as us, which may enable those competitors to offer products and terms that we are not able to offer. Any change made in pricing our advances to compete with these alternative funding sources may decrease our profitability on advances. Additionally, as we manage our refunding risk to rely less on short-term discount notes, any resulting increase in advance pricing may decrease demand for our advances. A decrease in advance demand or a decrease in profitability on advances could adversely impact our financial condition and results of operations.

The FHLBs also compete with the U.S. government, Fannie Mae, Freddie Mac, and other government-sponsored enterprises (GSEs), as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the domestic and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost. Increased competition could adversely affect our ability to access funding, reduce the amount of funding available to us, or increase the cost of funding available to us. For example, a change in the types or an increase in the amount of US Treasury issuances may affect our ability to raise funds because it provides alternative investment options. In addition to the extent investors perceive Fannie Mae or Freddie Mac or other issuers as having higher levels of government support, their debt securities may be more attractive to investors than FHLB System debt. To the extent that the FHLB System experiences lower debt funding requirements, including in response to lower advance demands, our debt funding costs could increase. Any of these results

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

The Bank and our members are subject to and affected by a complex body of laws and regulations, which could change in a manner detrimental to our business operations and financial condition.

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

The FHFA’s extensive regulatory authority over the FHLBs includes, without limitation, the authority to liquidate, merge, consolidate, or redistrict the FHLBs. The FHFA also has authority over the scope of permissible FHLB products and activities, including the authority to impose limits on those products and activities. For example, the FHFA in 2016 adopted regulatory changes that disqualified captive insurance companies from FHLB membership, and this may negatively impact our advance levels as our advances with captive insurance companies mature. We can not predict whether the FHFA may issue future FHLB membership rule changes that could impact other classes of members. Currently, the FHFA is under the leadership of a single director, but if that structure were to change legislatively to a multi-director board or commission, the effect of such changes would be difficult to predict.

Changes in our statutory or regulatory requirements or policies or in their application could result in changes in, among other things, our membership base, our cost of funds; liquidity requirements; retained earnings and capital requirements; accounting policies; debt issuance limits; dividend payment limits; the form of dividend payments; capital redemption and repurchase limits; permissible business activities; advance pricing and structure; compliance requirements; and the size, scope, or nature of our lending, investment, or MPF Program activities; all and any of which could be detrimental to our business operations and financial condition.

In addition, as Congress continues to consider possible reforms to the U.S. housing finance system, including the resolution of Fannie Mae and Freddie Mac, any future legislation could directly or indirectly impact GSEs that support the U.S. housing market, including the FHLBs. See Recent Legislative and Regulatory Developments on page 16 for more information about recent regulatory developments. Also, there are additional uncertainties in the legislative and regulatory environment resulting from the change in Administrations.

Moreover, new or modified legislation or regulations governing or impacting our members may affect our ability to conduct business or cost of doing business with our members. For example, the Bank and its members have been impacted by the evolving regulations under the Dodd-Frank Act, which made significant changes to the overall regulatory framework of the U.S. financial system, and may continue to be impacted by any future modifications to such requirements. .

Furthermore, changes in statutory or regulatory requirements have also contributed to consolidation in the financial industry and may result in a reduction of our membership base. We lost 37 members due to mergers and acquisitions in 2016. Twenty nine of these members were acquired by other members in our district and eight were acquired by out-of-district institutions. As the financial services industry continues to experience significant consolidation, and to the extent new or modified legislation, the low interest rate environment, and financial technology issues negatively impact our members, we may lose a member or members whose business and capital stock investments are significant to our business. As a result, our financial condition and results of operation could be adversely affected.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

In addition, FHFA regulations require us to perform annual stress tests under various scenarios and make the results of a severely adverse economic conditions test publicly available. The results of the stress test, or the public’s reaction to the results, could adversely impact us.

Furthermore, as the U.S. Congress continues to consider GSE and housing finance reforms, the FHLBs’ funding costs and access to funds could be adversely affected as a result of the uncertainty surrounding the timing and pace of any possible changes. Additionally, investor concerns about U.S. agency debt and the U.S. agency debt market may also adversely affect the FHLBs' competitive position and result in higher funding costs, which could negatively affect our earnings.

Failure to scale the size or composition of our balance sheet and our cost infrastructure to member demand for our products may have a material adverse effect on our results of operations and financial condition.

In 2015, we resumed purchasing MPF Loans to be held in our portfolio. During 2016, new MPF Loan purchases exceeded pay downs of our legacy MPF Loan portfolio. However, to the extent our new MPF Loan purchases are insufficient to offset pay downs in the future, our balance sheet would decrease over time. The same risk applies to our investment securities portfolio in light of our regulatory limitations on purchasing MBS and ABS investments. If our increase in expenses outpaces our increase in income, or if we were to become a smaller sized institution, or the composition of our balance sheet significantly changes in some manner, we would be presented with challenges, such as reducing our cost infrastructure and creating a balance sheet with earning assets that would support that cost infrastructure while providing for future dividends at an appropriate level. Structuring such a balance sheet would be more challenging in a low interest rate environment. In addition, as we incur development and operating costs related to new products and initiatives, we may not generate enough member demand and volume to recover such costs. For example, costs related to operating some of our MPF products exceed the revenue generated by these products to date by an amount that is not currently material but which could become so in the future. If we are unable to successfully transition our balance sheet and cost infrastructure to an appropriate composition and size scaled to member demand, our results of operations and financial condition may be negatively impacted.

Restrictions on the redemption, repurchase, or transfer of our capital stock could result in an illiquid investment for the holder.

Under the GLB Act and FHFA regulations, and our Capital Plan, our capital stock is subject to redemption upon the expiration of a five-year redemption period. Only capital stock in excess of a member's or former member's minimum investment requirement that was subject to a redemption request, capital stock of a member that has submitted a notice to withdraw from membership, or capital stock held by a member whose membership has been terminated may be redeemed at the end of the applicable redemption period. Further, we may elect to repurchase excess stock from time to time at our sole discretion without regard to the five-year redemption period. Beginning on January 26, 2017, we began repurchasing all excess class B2 membership stock on a weekly basis at par value, although members may continue to request repurchase of excess stock in addition to the automatic weekly repurchase.

If the redemption or repurchase of capital stock would cause us to fail to meet our minimum capital requirements or cause the member or former member to fail to maintain its minimum investment requirement, then such redemption or repurchase would be prohibited by FHFA regulations and our Capital Plan. We also may decide to suspend the redemption of capital stock if we reasonably believe that such redemptions would cause us to fail to meet our minimum capital requirements. All repurchases of excess stock, including automatic weekly repurchases, remain subject to our regulatory capital requirements, certain financial and capital thresholds, and prudent business practices. Accordingly, there is no guarantee that we will be able to redeem capital stock held by a shareholder even at the end of the redemption period or to repurchase excess capital stock.

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

For further discussion of our minimum capital requirements, see Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Limitations on the payment of dividends and repurchase of excess capital stock or future changes to our capital stock requirements may adversely affect the effective operation of our business model.

Our business model is based on the goal of maintaining a balance between our housing mission and our objective to provide a reasonable return on our members' investment in the cooperative. We work to achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay a reasonable dividend on our Class B2 membership stock and a higher dividend on Class B1 activity stock in order to recognize those members that are using advances, which contributes to the overall health of the entire cooperative. See Dividend Payments on page 57. Typically, our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings and our capital declines when we purchase excess capital stock from members as their advances decline such as through our automatic weekly repurchase program.

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

To the extent that current and prospective members determine that our dividend is insufficient or our ability to pay future dividends or repurchase excess capital stock becomes limited, we may be unable to expand our membership and may experience decreased member demand for advances requiring capital stock purchases and increased membership requests for withdrawals that may adversely affect our results of operations and financial condition.

In addition, during 2015 and 2016, we have made substantial changes to our Capital Plan to reduce the cost of membership and assist members in using the Bank in a manner most appropriate to their business. More specifically, the Bank has reduced the minimum stock requirement in the annual calculation for membership, lowered the cap on membership stock for any one member, decreased the activity stock requirement for advances and reduced the threshold at which Class B2 membership stock converts to Class B1 activity stock, as further discussed in Capital Rules on page 53. In addition, since 2013 the Bank has offered the Reduced Capitalization Advance Program (“RCAP”), which reduces a member’s activity stock requirement for certain advances as further discussed in Reduced Capitalization Advance Program on page 54. To the extent that we are unable to maintain these lower capital stock requirements and continue to offer RCAP, member utilization of the Bank may be impacted, which in turn may adversely affect our results of operations and financial condition.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

and advances may be reduced. Also, to the extent that short-term advance pricing is increased, our short-term advances may be less competitive, which may adversely affect advance levels and our net interest income.

If additional regulatory liquidity requirements are issued in the future, our business activities and operations could be adversely affected.

Failure to meet minimum regulatory capital requirements could affect our ability to conduct business and could adversely affect our earnings.

We are subject to certain minimum capital requirements under the FHLB Act, as amended, and FHFA rules and regulations that include total capital, leverage capital, and risk-based capital requirements. If we are unable to satisfy our minimum capital requirements, we could be subject to certain capital restoration requirements and prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the FHFA, which could adversely affect a member's investment in our capital stock. Furthermore, any suspension of dividends and/or capital stock repurchases and redemptions could decrease member confidence, which in turn could reduce advance demand and net income should members elect to use alternative sources of wholesale funding. As a result of a risk-based capital shortfall, investors could perceive an increased level of risk or deterioration in our performance, which could result in a downgrade in our outlook or our short- or long-term credit ratings. For further discussion of our minimum regulatory capital requirements, see Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Government measures to stimulate the economy and help borrowers refinance home mortgages may adversely impact the value of the assets we hold and our results of operations and financial condition.

Our business and results of operations are significantly affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve Board, through its regulation of the supply of money and credit in the United States. The Federal Reserve's policies directly and indirectly influence the yield on interest-earning assets.

After the financial crisis of 2008 and subsequent economic downturn, the Federal Reserve maintained several measures to depress short-term and longer-term interest rates to stabilize the U.S. housing and financial markets. Although the Federal Reserve Board concluded its so-called "quantitative easing" asset purchase program in late 2014 and raised interest rates for the second time in a decade in December 2016, it has maintained its existing policy of reinvesting principal payments from its agency debt and agency MBS.

These measures as well as other government measures could adversely impact us in various ways, including through lower market yields on investments and elevated prepayments on our higher yielding MPF Loans and securities. Given our current limitations on purchasing ABS and MBS investments, we are subject to reinvestment risks. As a result, our net interest income, financial condition, and results of operations could be adversely impacted.

During the last economic downturn, federal and state government authorities, as well as private entities that include financial institutions and residential mortgage loan servicers, promoted programs designed to provide homeowners with assistance in avoiding residential mortgage foreclosures. During that same period, settlements involving banking regulators, the federal government, states' attorney generals, and large mortgage servicers focused on loan modifications and principal write downs.

Loan modification programs, as well as future legislative, regulatory, or other actions, including amendments to the bankruptcy laws, could result in the modification of outstanding mortgages loans.  If such loan modification efforts result in a significant number of prepayments on mortgage loans underlying our investments in MBS, particularly during a low interest rate environment, our income could be reduced as we reinvest the proceeds at a lower rate of return or decrease the scale of our balance sheet.  Our income could also decline if regulatory requirements are put in place requiring us to offer a refinancing option for our MPF Loans held in portfolio.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

A decline in mortgage originations, any shift from a mortgage loan refinancing market to a purchase money market, and the loss of certain PFIs in the future may negatively impact our business.

Some forecasts suggest that mortgage originations are expected to decline in the near future, with the bulk of new originations coming from non-bank originators who are not members of the FHLBs and therefore not eligible to participate in our MPF Program. To the extent these forecasts are accurate, we may experience a decrease in volume available to purchase from our PFIs. Forecasts also predict a shift from a mortgage loan refinancing market, in which our PFIs are more active, to a purchase money market. To the extent these forecasts are accurate and our PFIs do not shift to originating purchase money mortgage loans, we may incur a decrease in volume available to purchase from our PFIs.

In 2015, we resumed purchasing MPF Loans to be held in our portfolio. During 2016, the top five PFIs, in the aggregate, accounted for 77% of our MPF on balance sheet purchases. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

The loss of key personnel or difficulties recruiting and retaining qualified personnel could adversely impact our business and financial results.

Much of our future success depends on the continued availability and service of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business. Additionally, we must continue to recruit, retain and motivate management and other employees sufficiently, both to maintain our current business and to execute our strategic initiatives. If we are unable to recruit, retain and motivate employees sufficiently to maintain our current business and support our projected growth, our business and financial performance may be adversely affected.

Market Risks

To the extent that our legacy MPF Loan portfolio decreases and as our investment securities mature, we may experience a future reduction in our net interest income, which may negatively impact our results of operations and financial condition.

We are currently unable to make additional investments in MBS and ABS under FHFA regulatory limits as discussed in Investments on page 12. Additionally, although during 2016, new MPF Loan purchases exceeded pay downs of our legacy MPF Loan portfolio, our new MPF Loan purchases may be insufficient to offset anticipated pay downs of our legacy MPF Loan portfolio in the future. Moreover, any new investments we purchase may not be on as favorable terms or generate as much income as our maturing investments. Thus, our overall earning potential may be negatively impacted as investment securities decrease over time and to the extent that decreases in our legacy MPF Loan portfolio are not offset by new MPF Loan purchases.

A sustained period of low interest rates, rapid changes in interest rates, or an inability to successfully manage interest-rate risk could have a material adverse effect on our net interest income.

We realize net interest income primarily from the spread between interest earned on our outstanding advances, MPF Loans, and investments less the interest paid on our consolidated obligations and other liabilities. Our business and results of operations are affected significantly by the fiscal and monetary policies of the U.S. government and its agencies, including the Federal Reserve Board's policies, which are difficult to predict.  Therefore, our ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of our asset and liability management activities and our level of net interest income. We use a number of measures in our efforts to monitor and manage interest rate risk, including income simulations and duration, market value, and convexity sensitivity analyses.

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

Interest rate changes can exacerbate prepayment and extension risk, which is the risk that mortgage-based investments will be refinanced by the borrower in low interest-rate environments or will remain outstanding longer than expected at below-market yields when interest rates increase. Decreases in interest rates typically cause mortgage prepayments to increase and may result in lower interest income and substandard performance in our mortgage portfolio as we experience a return of principal that

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

we re-invest in a lower rate environment. In addition, while these prepayments would reduce the asset balance, the associated debt may remain outstanding at above-market rates. Thus, a sustained period of low interest rates could have a material adverse effect on our net interest income. Conversely, when interest rates increase, we may experience extension risk, which is the risk that our mortgage-based investments will remain outstanding longer than expected at below-market yields. Therefore, any rapid change in interest rates could adversely affect our net interest income. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 75 for additional discussion and analysis regarding our sensitivity to interest rate changes and the use of derivatives to manage our exposure to interest-rate risk.

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

The sale of FHLB consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments and government programs and policies that affect the relative attractiveness of FHLB consolidated obligations. For example, recent regulations related to capital and liquidity have impacted how debt dealers are managing their balance sheets. Although dealer capacity for FHLB consolidated obligations has occasionally been somewhat constrained as a result, it has not negatively impacted our funding costs and we have been able to adapt our issuance patterns so that it has not yet impeded our ability to meet our funding needs. We believe this is primarily driven by continued strong investor demand for FHLB debt. However, to the extent that such regulatory changes or other developments impact dealer demand or capacity for FHLB debt, our funding costs and/or access to the capital markets may be adversely affected.

We have a significant amount of discount notes outstanding with maturities of one year or less. We are exposed to liquidity risk if there is any significant disruption in the short-term debt markets. If a disruption were prolonged, we may not be able to obtain funding on acceptable terms. Any significant disruption that would prevent us from re-issuing discount notes for an extended period of time as they mature may require us to recognize into income up to $310 million of currently open deferred hedge costs out of accumulated other comprehensive income. Without access to the short-term debt markets, the alternative longer-term funding, if available, would increase funding costs and could cause us to increase advance rates, potentially adversely affecting demand for advances. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected. As a result, our inability to manage our liquidity position or our contingency liquidity plan to meet our obligations, as well as the credit and liquidity needs of our members, could adversely affect our financial condition and results of operations, and the value of FHLB membership.

In addition, we are sensitive to maintaining an appropriate liquidity and funding balance between our financial assets and liabilities, and we measure and monitor the risk of refunding such assets as liabilities mature (refunding risk). In measuring the level of assets requiring refunding, we take into account their contractual maturities. In addition, we make certain assumptions about their expected cash flows. However, our earnings and our ability to conduct our business may be adversely impacted to the extent we insufficiently maintain an appropriate liquidity to funding balance between our financial assets and liabilities.

Our funding costs and/or access to the capital markets and demand for certain of our products could be adversely impacted by any changes in the credit ratings for FHLB System consolidated obligations or our individual credit ratings.

FHLB System consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Rating agencies may from time to time change a rating or issue negative reports. Because all of the FHLBs have joint and several liability for all FHLB consolidated obligations, negative developments at any FHLB may affect these credit ratings or result in the issuance of a negative report regardless of an individual FHLB's financial condition and results of operation. In addition, because of the FHLBs' GSE status, the credit ratings of the FHLBs and the FHLB System are directly influenced by the long-term sovereign credit rating of the U.S. government.  For example, downgrades to the U.S. sovereign credit rating and outlook may occur if the U.S. government fails to adequately address, based on the credit rating agencies' criteria, its fiscal budget process or statutory debt limit. As a result, similar downgrades in the credit ratings and outlook on the FHLBs and FHLB System consolidated obligations would mostly likely occur even though they are not obligations of the United States.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Our FFELP ABS investments are securitizations of student loans that are guaranteed by guarantee agencies whose guaranties are reinsured by the U.S. Department of Education, or re-securitizations of such FFELP ABS. As of December 31, 2016, we held $4.6 billion of FFELP ABS investments.

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

A credit loss, if material, could have an adverse effect on our financial condition and results of operations. We follow guidelines established by our Board of Directors and the FHFA on unsecured extensions of credit, whether on- or off-balance sheet, which limit the amounts and terms of unsecured credit exposure to highly rated counterparties, the U.S. government, other FHLBs, and partners of our Community First Fund. However, there can be no assurance that these activities will prevent losses due to defaults on these assets.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Advances. Although the U.S. economy and housing markets continued to improve in 2016, some financial institutions, including some of our members, remain under financial stress exposing us to greater risk that one or more of our members may default on their outstanding obligations to us, including the repayment of advances.

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

Also, as we update our collateral loan eligibility criteria to accept more complex loan structures and additional commercial loan property types, we face risks relating to valuing and liquidating collateral with these characteristics. Although we will closely monitor our credit and collateral agreement processes, we may experience credit losses and our business may be adversely affected if we are unable to sufficiently collateralize our risk exposures in the event of potential default by or resolution of these members.

Derivatives Counterparties. Our hedging strategies are highly dependent on our ability to enter into derivative instrument transactions with counterparties on acceptable terms to reduce interest-rate risk and funding costs. If a counterparty defaults on payments due to us, we may need to enter into a replacement derivative contract with a different counterparty, which may be at a higher cost, or we may be unable to obtain a replacement contract. We may also be exposed to collateral losses to the extent that we have pledged collateral and its value changes.

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

Federal Funds. We invest in Federal Funds sold in order to ensure the availability of funds to meet members' credit and liquidity needs. Because these investments are unsecured, our credit policies and FHFA regulations restrict these investments to short-term maturities and certain eligible counterparties. If the credit markets experience further disruptions, it may increase the likelihood that one of our Federal Funds counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our Federal Funds investments, see Unsecured Short Term Investments on page 72.

Securities Purchased Under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third-party custodian.  If the credit markets experience disruptions, it may increase the likelihood

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a loss.  See the table in Investment Securities by Rating on page 70 for a summary of counterparty credit ratings for these investments.

Our MPF Program products have different risks than those related to our traditional advances products, which could adversely impact our results of operations.

The MPF Program, as compared to our advances products, is more susceptible to credit losses. As the U.S. housing market continued to improve during 2016, our allowance for credit losses on our MPF Loan portfolio continued to decline consistent with the general positive trends in the housing markets and smaller portfolio of legacy MPF Loans held on our balance sheet. However, to the extent that economic conditions weaken and regional or national home prices decline, we could experience higher delinquency levels and loss severities on our MPF Loan portfolio in the future. We are exposed to losses on our conventional MPF Loans held in our portfolio through our obligation to absorb losses up to the FLA and to the extent those losses are not recoverable from PFIs from withholding performance based CE Fees (Recoverable CE Fees). Our FLA exposure as of December 31, 2016 is $121 million. The next layer of losses after the FLA is allocated to the PFI, or SMI, as applicable, through the CE Amount. If losses accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA or that may otherwise exceed the PFI's CE Amount and Recoverable CE Fees. Further, the PFIs may experience credit deterioration and default on their credit enhancement obligations, which, to the extent not offset against collateral provided by the PFIs, could cause us to incur additional losses and have an adverse effect on our results of operations.

Under the MPF Government product, we absorb any associated credit losses if we are unable to recover from the servicer or the insuring or guarantying government agency. We have the same risk with respect to the MPF Government MBS loans we acquired from our members unless the servicing was sold under our servicing released option in which the new servicer assumes our Ginnie Mae issuer responsibilities.

We are exposed to mortgage repurchase liability in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third-party investors under the MPF Direct Product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Loan is viable, we can require the PFI to repurchase that MPF Loan from us or indemnify us for related losses. Under the MPF Direct product, if a PFI is insolvent, our repurchase liability is limited to a PFI’s failure to deliver the required loan documentation and excludes repurchases for breaches of loan level representations and warranties. In addition, if we purchase the ineligible MPF Loan from a PFI of another MPF Bank, the MPF Bank will indemnify us for any losses we may incur. As of December 31, 2016, we had $45 million of repurchase requests and indemnifications outstanding to PFIs related to MPF Xtra loans and no outstanding repurchase requests or indemnifications for our MPF Direct and MPF Government MBS products. Because repurchase requests from third-party investors may be made up until full repayment of a loan rather than when a purported defect is first identified, repurchase requests received as of a particular date may not reflect total repurchase liability for loans outstanding as of that date. In certain circumstances, third-party investors may not make a repurchase or indemnification request until a loan becomes past due or defaults. PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio, as further discussed in Mortgage Repurchase Risk on page 67.
Some of our PFIs from whom we may request repurchase or seek indemnification may be highly leveraged and may be adversely affected by economic and housing market conditions and disruptions in the financial and credit markets, which may impact their ability to fulfill their indemnification or repurchase obligations to us. Although we require members to pledge collateral to secure all outstanding credit obligations, only in certain cases do we require PFIs to collateralize repurchase obligations and indemnifications given their credit condition and size of their repurchase obligation or indemnification. In the event that a PFI becomes insolvent or otherwise defaults on its repurchase or indemnification obligation to us and we cannot offset the credit loss amount against collateral provided by the PFI or, alternatively, the FDIC, we could experience losses on MPF Loans.
We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions, or a natural disaster, we could experience increased losses. For further information on these concentrations, see Geographic Concentration on page 67.

For a description of the MPF Program, our obligations with respect to credit losses and the PFI's obligation to provide credit enhancement and comply with anti-predatory lending laws, see Mortgage Partnership Finance Program on page 7.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Prior to 2007, we invested in private-label MBS, which are backed by subprime, prime, and alternative documentation or Alt-A mortgage loans. Although we only invested in AAA rated tranches when purchasing these MBS, a majority of these securities were subsequently downgraded and sustained realized or projected credit losses due to economic conditions and housing market trends. Although market prices for many of these private-label MBS have improved recently, the depth and duration of prior trends continues to affect the market value for some of our private-label MBS. See Investment Securities on page 69 for a description of these securities.

It is not possible to predict the magnitude of additional OTTI charges in the future, because that will depend on many factors, including increased delinquency rates, loan modifications or legal actions. If positive trends in the housing markets and housing prices reverse or are less than projected, there may additional credit losses from other-than-temporary impairments. In addition, we have geographic concentrations of private-label MBS secured by mortgage properties that exceed 10% in California (38%). To the extent that this geographic area experiences further declines in the local housing markets or economic conditions or a natural disaster, we could experience increased losses on these investments.

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

Operational Risks

Our information systems may experience an interruption or breach in security.

Our operations rely on the secure processing, storage, and transmission of a large volume of personally identifiable information of mortgage loan borrowers, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. We rely heavily on communications, information systems and internet to conduct our business. The continued occurrence of high-profile data breaches at other institutions provides evidence of an external environment with increasing attack vectors and sophistication to personal data infiltration. Other companies have also reported breaches and other attacks, some severe, which have involved targeted attacks intended to disable or degrade service, or sabotage systems. This environment demands that we continuously improve our design, implementation and monitoring of security controls. Despite these efforts, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information that we or our vendors store and manage. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. Improper disclosure of this information could harm our reputation, lead to legal exposure to borrowers, or

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Additionally, cyberattacks, whether through computer hacking, vandalism, malware, or computer viruses may lead to shutdowns or disruptions in our systems. Our cyber risk and other insurance might not be sufficient to cover us against claims related to security incidents, breaches, cyberattacks and other related events. Attempting to protect our information technology networks and systems may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third party security experts and consultants.

We rely on quantitative models to manage risk, to make business decisions, and to value our assets and liabilities. Our business could be adversely affected if those models fail to produce reliable results.

We make significant use of both internal and external business and financial models to measure and monitor our risk exposures; including interest rate, prepayment, and other market risks, as well as credit risk. We also use models in determining the fair value of financial instruments when independent price quotations are not available or reliable. The information provided by these models is also used in making business decisions relating to strategies, initiatives, risk management, transactions, and products, and for financial reporting. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates, and other factors that may overstate or understate future experience. When market conditions change rapidly and dramatically, the assumptions used for our models may not keep pace with changing conditions. Inaccurate data or assumptions in these models are likely to produce unreliable results. For example, uncertainty in the housing and mortgage markets may increase our exposure to the inherent risks associated with the reliance on internal models that use key assumptions to project future trends and performance. Although we regularly adjust our internal models in response to changes in economic conditions and the housing market and rely on our vendors to adjust our external models, the risk remains that our models could produce unreliable results or estimates that vary considerably from actual results.

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

Our business is dependent upon our ability to interface effectively with other FHLBs, members, PFIs, and other third parties. Our products and services involve a complex and sophisticated operating environment supported by operating systems, which may be purchased, custom-developed, or out-sourced. Maintaining the effectiveness and efficiency of the technology used in our operations is dependent on the continued timely implementation of technology solutions and systems necessary to effectively manage the Bank and mitigate risk, which may require significant capital expenditures. If we are unable to maintain these technological capabilities, including retention of key technology personnel, we may not be able to remain competitive and our business, financial condition, and results of operations may be significantly compromised. To the extent that the measures we take to protect the security of our information systems do not prevent a failure or breach, including events resulting from a cyber attack, we may be unable to manage our business effectively or experience losses, reputational damage, or other harm. To date, we have not experienced any material effect or losses related to significant interruptions in our information systems, cyber attacks or other breaches.

Failures or interruptions in our internal control, or operating processes generally, may harm our financial condition, results of operations, and reputation.

Failures in our controls over financial reporting could result from human error, fraud, breakdowns in information and computer systems or lapses in operating processes. Moreover, lapses in our operating processes, including manual processes, could result from human error and could affect our overall operations. If significant control failure were to occur, or if a significant lapse in any operating process were to occur, it could materially impact our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair the negative effects of such failures or operational interruptions. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. A failure in our internal control over financial reporting or a lapse in our operating processes could cause our members to lose confidence in our reported financial information, in our processes, or in us as a whole, subject us to government enforcement actions, and generally, materially, and adversely impact our business and financial condition.

Federal Home Loan Bank of Chicago
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

We have engaged various vendors to provide us with data center outsourcing services that include hardware, software support, and technology services. Any failure, interruption, or breach in security of these systems, or any disruption of service, could result in failures or interruptions in our ability to conduct business. There is no assurance that if or when such failures do occur, that they will be adequately addressed by us or the third party vendors on whom we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, and results of operations.

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

We offer servicing released alternatives for all of our MPF Loan products but currently we only have one servicing aggregator for particular products. If a servicing aggregator that is established as an approved servicer for the MPF Program exited the business or was not offering attractive servicing released premiums, or if we should decide to terminate our relationship with the servicer, our MPF Loan volume could be negatively impacted until we could engage replacement servicers.

Master Servicing. We act as master servicer for the MPF Program. In this regard, we have engaged a vendor for master servicing, Wells Fargo Bank N.A., which monitors the servicers' compliance with the MPF Program requirements and issues periodic reports to us. While we manage MPF Program cash flows, if the vendor should refuse or be unable to provide the necessary service, or if we should decide to terminate our relationship with the vendor, we may be required to engage another vendor which could result in delays in reconciling MPF Loan payments to be made to us or increased.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of February 28, 2017, we occupy 95,105 square feet of leased office space at 200 East Randolph Drive, Chicago, Illinois 60601.  We also maintain 5,518 square feet of leased space for an off-site back-up facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

Item 3. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. Of the three cases that were filed by the Bank, only the action filed in the Circuit Court of Cook County, Illinois remains active. As of February 28, 2017, the remaining litigation covers three private-label MBS bonds in the aggregate original principal amount of $65 million.

In this action, the Bank asserts claims for untrue or misleading statements in the sale of securities, signing or circulating securities documents that contained material misrepresentations, and negligent misrepresentation. The Bank seeks the remedies of rescission, recovery of damages, and recovery of reasonable attorneys' fees and costs of suit. As of February 28, 2017, Morgan Stanley & Co., Incorporated, and certain of its affiliates, remain as the sole defendants in the Illinois action.

The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

Item 4. Mine Safety Disclosures.
Not applicable.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our members and under limited circumstances, former members, own our capital stock. Former members may continue to hold our capital stock when they have withdrawn from membership or have merged with out-of-district institutions. Our members elect our directors. We conduct our business almost exclusively with our members. Our stock can only be acquired and redeemed or repurchased at a par value of $100 per share. Our stock is not publicly traded and no market mechanism exists for the exchange of stock outside our cooperative structure.

We issue only one class of capital stock, Class B stock, consisting of two sub-classes of stock, Class B1 stock and Class B2 stock which, under our Capital Plan has a par value of $100 per share. As of February 28, 2017, we had 16,852,200 shares of capital stock outstanding, including mandatorily redeemable capital stock recorded as a liability, and we had 748 stockholders of record. For details on our Capital Plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Information regarding our cash dividends declared in each quarter in 2015 and 2016, and information regarding regulatory requirements and restrictions on dividends, is set forth in the Retained Earnings & Dividends section on page 57.

The following table presents, by type of institution, the outstanding capital stock holdings of our members and former members. Our capital stock may be redeemed upon five years' notice from the member to the Bank, subject to applicable conditions. For a description of our policies and related restrictions regarding capital stock redemptions and repurchases, see Capital Resources on page 53.

As of	December 31, 2016	December 31, 2015
Commercial banks	$1,148	$1,094
Thrifts	270	282
Credit unions	164	139
Insurance companies	128	434
Community Development Financial Institutions	1	1
Total GAAP capital stock	1,711	1,950
Stock reclassified as mandatorily redeemable capital stock (liability)	301	8
Total regulatory capital stock outstanding	$2,012	$1,958

We repurchased capital stock from members totaling $1.2 billion during 2016 and $324 million in 2015.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 6.    Selected Financial Data.

Computation of Ratio of Earnings to Fixed Charges

For the years ended December 31,	2016	2015	2014	2013	2012
Net income (loss)	$327	$349	$392	$343	$375
Total assessments	37	39	44	33	42
Interest expense	803	744	841	1,061	1,344
Earnings, as adjusted	$1,167	$1,132	$1,277	$1,437	$1,761

Fixed charges:
Interest expense	803	744	841	1,061	1,344
Total fixed charges	$803	$744	$841	$1,061	$1,344

Ratio of earnings to fixed charges	1.45	1.52	1.52	1.35	1.31

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Selected Financial Data

As of or for the years ended December 31,	2016	2015	2014	2013		2012
Selected statements of condition data
Investments [a]	$28,060	$28,324	$32,745	$36,402		$40,750
Advances	45,067	36,778	32,485	23,489		14,530
MPF Loans held in portfolio, gross	4,970	4,831	6,072	7,724		10,474
Less: allowance for credit losses	(3)	(3)	(15)	(29)		(42)
Total assets	78,692	70,671	71,841	68,797		69,584
Consolidated obligation discount notes, net	35,949	41,564	31,054	31,089		31,260
Consolidated obligation bonds, net	36,903	22,582	34,251	31,987		32,569
Mandatorily redeemable capital stock (MRCS) recorded as a liability
Capital stock	1,711	1,950	1,902	1,670		1,650
Retained earnings	3,020	2,730	2,406	2,028		1,691
Total capital	4,695	4,652	4,526	3,765		3,448
Other selected data at period end
MPF off-balance sheet loans outstanding - FHLB System [b]	16,972	15,399	14,474	13,964		11,348
MPF off-balance sheet loans outstanding - FHLBC PFIs [b]	8,196	7,785	7,608	7,492		6,645
FHLB systemwide consolidated obligations (par)	989,311	905,202	847,175	766,837		687,902
Number of members	728	740	751	759		762
Total employees (full and part time)	440	422	405	355		329
Selected statements of income data
Net interest income after provision for (reversal of) credit losses	$455	$503	$528	$452		$563
Noninterest income	76	23	32	(1)		(35)
Noninterest expense	167	138	124	75	[c]	111
Net income	327	349	392	343		375
Other selected data during the periods ended
MPF off-balance sheet loan volume funded - FHLB System [b]	4,266	3,154	2,037	4,671		6,941
MPF off-balance sheet loan volume funded - FHLBC PFIs [b]	1,853	1,437	975	2,214		3,636
Selected ratios (rated annualized)
Total regulatory capital to assets ratio	6.40%	6.63%	6.01%	5.38%		4.81%
Market value of equity to book value of equity	108%	108%	114%	116%		102%
Core mission asset ratio [d]	66.2%	58.8%	n/a	n/a		n/a
Investments - % of total assets	36%	40%	46%	53%		59%
Advances - % of total assets	57%	52%	45%	34%		21%
MPF Loans held in portfolio, net - % of total assets	6%	7%	8%	11%		15%
Dividend rate class B1 activity stock-period paid	2.75%	2.31%	1.58%	0.55%		0.25%
Dividend rate class B2 membership stock-period paid	0.60%	0.50%	0.45%	0.30%		0.25%
Return on average assets	0.42%	0.49%	0.55%	0.53%		0.54%
Return on average equity	7.18%	7.65%	9.35%	9.69%		12.90%
Average equity to average assets	5.87%	6.35%	5.83%	5.48%		4.19%
Net yield on average interest earning assets	0.59%	0.72%	0.74%	0.71%		0.84%
Return on average Regulatory Capital spread to three month LIBOR index	5.96%	7.55%	9.61%	9.74%		11.67%
Cash dividends	$37	$25	$14	$6		$5
Dividend payout ratio	11.31%	7.16%	3.57%	1.75%		1.32%

[a]	Include investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF off-balance sheet loans are MPF Loans purchased from PFIs and concurrently resold to Fannie Mae or other third party investors under the MPF Xtra and MPF Direct products or pooled and securitized in Ginnie Mae MBS under the MPF Government MBS product. See Mortgage Partnership Finance Program beginning on page 7.

[c]
In 2013 we reversed a $50 million charge (originally recorded as an expense in 2011) after we received approval from the FHFA and our Board of Directors to implement the Community First Fund as a revolving credit facility. See page 14 in Item 1. Business for more information.

[d]
On July 14, 2015, the FHFA issued an advisory bulletin that provides guidance relating to a core mission asset ratio by which the FHFA will assess each FHLB's core mission achievement. See page 5 in Item 1. Business for more information.

Federal Home Loan Bank of Chicago
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

•
general economic and market conditions, including the timing and volume of market activity, inflation/deflation, unemployment rates, housing prices, the condition of the mortgage and housing markets, increased delinquencies and/or loss rates on mortgages, prolonged or delayed foreclosure processes, and the effects on, among other things, mortgage-backed securities; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; impacts from various measures to stimulate the economy and help borrowers refinance home mortgages; disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability;

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

•
increased reliance on short term funding and changes in investor demand for consolidated obligations and/or the terms of interest rate derivatives and similar agreements, including changes in the relative attractiveness of consolidated obligations

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

as compared to other investment opportunities; changes in our cost of funds due to concerns over U.S. fiscal policy, and any related rating agency actions impacting FHLB consolidated obligations;

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and related regulations and proposals and legislation related to housing finance and GSE reform; changes by our regulator or changes affecting our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 (Housing Act) or as may otherwise be issued by our regulator; the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

•	recent regulatory changes to FHLB membership requirements by the FHFA;

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

•	our ability to attract and retain skilled employees;

•	the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;

•	the impact of the application of audit independence rules to our independent auditor;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities; and

•	our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 18.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

2016 Financial Highlights

•	We recorded net income of $327 million in 2016 compared to $349 million in 2015.

•
Net interest income for 2016 was $456 million, which included $47 million of income from investment security prepayments during the period. For 2015, net interest income was $508 million, which included $75 million of income from investment security prepayments during the period. While our legacy investment portfolio continues to pay down, investments that were indexed to 3-month LIBOR benefited from the increase in 3-month LIBOR rates. Separately, debt hedged with 3-month LIBOR swaps was negatively impacted by higher 3-month LIBOR rates. In addition, we issued a greater portion of long-term debt in 2016 at higher rates.

•
Noninterest income was $76 million in 2016 compared to $23 million for 2015 due in large part to higher amounts of private-label mortgage backed securities litigation settlements ($38 million in 2016, compared to $13 million received from such settlements during 2015) and increases in gains from our derivative and hedging activities of $17 million.

•	Noninterest expense was $167 million for 2016 compared to $138 million for 2015, driven mainly by an increase in compensation and benefits related expenses.

•
Assets were $78.7 billion in 2016 compared to $70.7 billion at year-end 2015. Growth in advances and a small net increase in MPF Loans held in portfolio helped offset the declines in investment securities.

•
Advances outstanding were $45.1 billion in 2016, up 23% from the previous year-end level of $36.8 billion, reflective of member demand for competitive funding to support investment and loan growth opportunities.

•	MPF Loans held in portfolio increased to $5.0 billion in 2016 compared to $4.8 billion for 2015 as new MPF Loan purchases began to outpace pay down and maturity activity.

•	Total investment securities decreased 14% in 2016 to $21.0 billion, as our investment portfolio continued to pay down.

•	Retained Earnings were $3.0 billion at year-end 2016, up from $2.7 billion at the end of 2015 and we remain in compliance with all of our regulatory capital requirements.

•	Letter of Credit commitments increased to $10.8 billion in 2016 from $6.7 billion at year-end 2015.

Summary and Outlook

Focused on Members

Consistent with our commitment to serve our members, the Board of Directors announced several changes in 2016 designed to help our members obtain value from the Bank in a manner most appropriate for their business. In 2016, the Board reduced the minimum stock requirement in the annual calculation for membership; lowered the cap on membership stock for any one member; and decreased the activity stock requirement for advances.

These changes lowered our members’ investment requirements in the Bank without affecting borrowing capacity and, in turn, created excess stock that was no longer required by the Bank. In November 2016, we announced we would automatically repurchase all excess stock on a weekly basis beginning on January 26, 2017. This change permits us to more effectively manage our balance sheet with a goal to provide a reasonable return on members’ capital stock in the long term.

On January 24, 2017, our Board of Directors increased the dividend declared per share on both sub-classes of capital stock. Based on our financial results for the fourth quarter of 2016, the Board declared a cash dividend of 3.00% (annualized) for Class B1 activity stock (an increase of 20 basis points compared to the prior quarter) and a cash dividend of 0.85% (annualized) for Class B2 membership stock (an increase of 25 basis points compared to the prior quarter).

Focused on Funding Solutions

Reliable access to both short-term liquidity and long-term funding is a principal benefit of membership in the Bank. In June 2016, we announced that most advance funding terms were available under our popular Reduced Capitalization Advance Program (RCAP), which affords members the opportunity to borrow new advances with an activity stock requirement of 2%. This change, when combined with our customized solutions, flexible funding strategies, and highly competitive rates, contributed to substantial growth in advances. At year-end 2016, advances were $45.1 billion, up 23% from year-end 2015. More members also took advantage of our letters of credit, which were $10.8 billion, up 61% from year-end 2015.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Focused on the Secondary Mortgage Market

The Bank provides members access to the secondary mortgage market through the MPF Program. MPF origination volumes for on and off balance sheet products for the Bank were $3.1 billion for 2016, an increase of 78% from year-end 2015. The re-introduction of the on balance sheet products contributed to this substantial increase. In addition to the loan sale proceeds and servicing fee income members can receive, members can also earn income for providing credit support for loans sold to us through those products; during 2016, participating financial institutions earned $2 million in such credit support income.

Focused on Community Investment

Supporting our members’ community investment activities is core to our mission. In 2016, more than 200 members reserved over $18 million in Downpayment Plus (DPP®) funding on behalf of approximately 3,000 homebuyers in members’ communities. Over $26 million was granted through the Bank’s competitive Affordable Housing Program (AHP) to help finance 46 affordable housing projects located primarily in Illinois and Wisconsin.

The Bank has also committed $41 million of the $50 million revolving Community First Fund at year-end 2016 as part of our effort to provide direct support to community development financial institutions (CDFIs) and community development loan funds.

Finally, in response to several devastating storms in central and northern Wisconsin last year, the Bank announced a $500,000 Community First Disaster Relief Program where eligible individuals and business owners in the FEMA disaster areas can access grants through our members.

Federal Home Loan Bank of Chicago
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

The tables on the following page present the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

•
Average Balance: Average balances are calculated using daily balances. Amortized cost basis is used to compute the average balances for most of our financial instruments, including available for sale securities and MPF Loans held in portfolio that are on nonaccrual status. Fair value is used to compute average balances for our trading securities and financial instruments carried at fair value under the fair value option.

•	Total Interest: Total interest includes all components of net interest income, if applicable, as discussed above.

•	Yield/Rate: Effective yields/rates are based on average daily balances and includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

•	Any changes due to the combined volume/rate variance have been allocated ratably to volume and rate.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

2016 compared to 2015

	2016			2015			Increase (decrease) due to
For the years ended December 31,	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Investment securities	$21,874	$719	3.29%	$24,408	$805	3.30%	$(84)	$(2)	$(86)
Advances	42,545	290	0.68%	33,306	181	0.54%	62	47	109
MPF Loans held in portfolio	4,721	218	4.62%	5,323	256	4.81%	(28)	(10)	(38)
Federal funds sold and securities purchased with agreements to resell	6,238	25	0.40%	6,254	8	0.13%	—	17	17
Other interest bearing assets	1,501	7	0.47%	1,466	2	0.14%	—	5	5
Interest income on assets	76,879	1,259	1.64%	70,757	1,252	1.77%	99	(92)	7
Consolidated obligation discount notes	43,303	359	0.83%	36,274	294	0.81%	58	7	65
Consolidated obligation bonds	28,050	411	1.47%	28,955	396	1.37%	(14)	29	15
Subordinated notes	423	24	5.67%	944	54	5.72%	(30)	—	(30)
Other interest bearing liabilities	831	9	1.08%				9	—	9
Interest expense on liabilities	72,607	803	1.11%	66,173	744	1.12%	66	(7)	59
Net yield on interest-earning assets	$76,879	$456	0.59%	$70,757	$508	0.72%	$40	$(92)	$(52)

Net interest income changed mainly due to the following:

•
Interest income from investment securities declined primarily due to the reduction in average balances as securities matured or paid down. We expect the decline in average balances and related interest income on our investment securities to continue to decline due to FHFA regulatory limits on the amount of investment securities that we may hold on our balance sheet as discussed in Investments on page 12.

•
Interest income from advances primarily increased due to higher member demand. Higher member demand was primarily driven by our Reduced Capitalization Advance Program (RCAP). Specifically, our RCAP makes the net borrowing cost for new advances more attractive to members by allowing them to borrow using less activity based capital stock. Interest income on advances also increased due to higher interest rates, primarily resulting from Federal Reserve Bank's actions at year end 2015.

•
Interest income from MPF Loans held in portfolio declined primarily due to the reduction in average balances as MPF Loans continued to paydown during 2016; however, the decline in interest income on MPF Loans held in portfolio in 2016 was smaller compared to the decline in 2015. This is because MPF Loan purchases outpaced MPF Loan paydowns in the second half of 2016, which resulted in a small net increase in the current balance of MPF Loans held in portfolio. Additionally, the paydown of our higher interest rate MPF Loans held in portfolio contributed to the decline in interest income from MPF Loans held in portfolio.

•
Interest expense on our consolidated obligations primarily increased due to overall higher average balances required to match the increased advance lending to our members in 2016. Towards year end we began to replace shorter term discount notes with higher rate long term consolidated obligations, however the impact on average balances for the year was insignificant. The increase in consolidated obligation interest expense was slightly offset by the retirement of our higher cost subordinated debt, which matured in the second quarter of 2016.

•
For details of the effect our fair value and cash flow hedge activities had on our net interest income during 2016 see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on page 43.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

2015 compared to 2014

	2015			2014			Increase (decrease) due to
For the years ended December 31,	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
Investments	$24,408	$805	3.30%	$28,568	$870	3.05%	$(127)	$62	$(65)
Advances	33,306	181	0.54%	25,056	158	0.63%	52	(29)	23
MPF Loans held in portfolio	5,323	256	4.81%	6,762	327	4.83%	(70)	(1)	(71)
Federal funds sold and securities purchased with agreements to resell	6,254	8	0.13%	8,975	5	0.06%	(2)	5	3
Other interest bearing assets	1,466	2	0.14%	1,493	2	0.13%	—	—	—
Interest income on assets	70,757	1,252	1.77%	70,854	1,362	1.92%	(147)	37	(110)
Consolidated obligation discount notes	36,274	294	0.81%	28,889	269	0.93%	69	(44)	25
Consolidated obligation bonds	28,955	396	1.37%	37,014	518	1.40%	(113)	(9)	(122)
Subordinated notes	944	54	5.72%	944	54	5.72%	—	—	—
Interest expense on liabilities	66,173	744	1.12%	66,847	841	1.26%	(44)	(53)	(97)
Net yield on interest-earning assets	$70,757	$508	0.72%	$70,854	$521	0.74%	$(103)	$90	$(13)

Net interest income changed mainly due to the following:

•
Interest income from investment securities declined primarily due to the decline in average balances as securities matured or paid down. The decline in average balances and related interest income on our investment securities was due to FHFA regulatory limits on the amount of investment securities that we could hold on our balance sheet as discussed in Investments on page 12. Additionally, during 2015 and 2014, our ability to make new investments that had a term to maturity in excess of 270 days was restricted.

•	Interest income from advances increased primarily due to increased member demand for advances during 2015. The following were key factors resulting in the increased demand by members for advances.

▪	The funding needs of our members in Illinois and Wisconsin increased as the economic activity in our district continued to improve.

▪	The benefits we offer our members through our Reduced Capitalization Advance Program (RCAP), which is designed to make the net cost of borrowing through advances more attractive to members.

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

•
For details of the effect our fair value and cash flow hedge activities had on our net interest income during 2015 see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on page 43.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest income

For the years ended December 31,	2016	2015	2014
Trading securities	$(2)	$(3)	$(19)
Derivatives and hedging activities	1	(16)	(7)
Instruments held under fair value option	5	8	13
Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option	4	(11)	(13)
Litigation settlement awards	38	13	27
MPF fees from other FHLBs	17	11	10
Other, net	17	10	8
Noninterest income	$76	$23	$32

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Noninterest income on trading securities, derivatives and hedging activities, and instruments held under the fair value option were not significant to our statements of income over the last three years. For further details see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on page 43.

Litigation settlement awards

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. In the past three years, we received payments for settlements with some of the defendants. We continue to pursue litigation related to these matters with respect to three private label MBS with an aggregate original principal amount of $65 million. We cannot predict to what extent we will be successful in this remaining litigation. See Item 3. Legal Proceedings on page 31 for further details.

MPF fees from other FHLBs

Other FHLBs pay us a membership fee to participate in the MPF Program and a fee for us to provide services related to their on balance sheet MPF Loans, which offsets a portion of expenses we incur to run the program.

Other, net

Other, net consists primarily of fee income we earn from our off balance sheet MPF Loan products, and fees we earn on a variety of functions we perform for our members.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option

The following table shows the impact of Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option on our results of operations.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Year ended December 31, 2016
Amortization/accretion	$8	$(10)	$(9)	$(2)	$(13)	$(26)
Net interest settlements [a]	(68)	(112)	—	(193)	72	(301)
Total recorded net interest income	(60)	(122)	(9)	(195)	59	(327)
Fair value hedges - ineffectiveness net gain (loss)	7	1	—	—	(1)	7
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	5	—	5
Economic hedges - net gain (loss)	7	—	6	(3)	(21)	(11)
Total recorded derivatives & hedging activities	14	1	6	2	(22)	1
Trading securities - hedged	—	(2)	—	—	—	(2)
Instruments held under fair value option	(7)	—	(4)	(2)	18	5
Total net effect gain (loss) of hedging activities	$(53)	$(123)	$(7)	$(195)	$55	$(323)

Year ended December 31, 2015
Amortization/accretion	$9	$(13)	$(13)	$(2)	$(10)	$(29)
Net interest settlements [a]	(83)	(133)	—	(240)	212	(244)
Total recorded net interest income	(74)	(146)	(13)	(242)	202	(273)
Fair value hedges - ineffectiveness net gain (loss)	1	(13)	—	—	(23)	(35)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	3	—	3
Economic hedges - net gain (loss)	(3)	—	3	6	10	16
Total recorded derivatives & hedging activities	(2)	(13)	3	9	(13)	(16)
Trading securities - hedged	—	(1)	—	—	—	(1)
Instruments held under fair value option	(2)	—	(1)	2	9	8
Total net effect gain (loss) of hedging activities	$(78)	$(160)	$(11)	$(231)	$198	$(282)

Year ended December 31, 2014
Amortization/accretion	$5	$—	$(17)	$(2)	$(14)	$(28)
Net interest settlements [a]	(81)	(140)	—	(246)	253	(214)
Total recorded net interest income	(76)	(140)	(17)	(248)	239	(242)
Fair value hedges - ineffectiveness net gain (loss)	9	(4)	—	—	(27)	(22)
Cash flow hedges - ineffectiveness net gain (loss)	—	—	—	2	—	2
Economic hedges - net gain (loss)	(2)	—	—	1	14	13
Total recorded derivatives & hedging activities	7	(4)	—	3	(13)	(7)
Instruments held under fair value option	2	—	—	1	10	13
Total net effect gain (loss) of hedging activities	$(67)	$(144)	$(17)	$(244)	$236	$(236)

[a]	Represents interest income or expense on derivatives included in net interest income of the hedged item.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

For the years ended December 31,	2016	2015	2014
Compensation and benefits	$94	$81	$66
Operating expenses	60	51	48
Other	13	6	10
Noninterest expense	$167	$138	$124

Noninterest expense related to compensation and benefits was higher in 2016 relative to 2015 and 2014 due to increases in headcount, incentive compensation, and retirement benefits. We had 440 employees as of December 31, 2016, compared to 422 as of December 31, 2015, and 405 as of December 31, 2014. Our primary retirement benefit is the Pension Plan. See Note 15 - Employee Retirement Plans to the financial statements for further details.

Operating expenses increased mostly due to our investment in information technology, which was primarily general infrastructure maintenance, security, and improvements to increase the effectiveness of our various systems.

Other consists of legal fees and expenses related to litigation settlements and costs related to our share of funding the Office of Finance and the Federal Housing Finance Agency.

Assessments

We funded $37 million, $39 million, and $44 million in Affordable Housing Program (AHP) assessments for the years 2016, 2015, and 2014, respectively. Our AHP assessment is calculated at 10% of our income before assessments excluding any interest expense related to mandatorily redeemable capital stock (MRCS). See Note 11 - Affordable Housing Program to the financial statements for further details.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

For the years ended December 31,	2016	2015	2014
Net unrealized gain (loss) available-for-sale securities	$(199)	$(402)	$8
Noncredit OTTI held-to-maturity securities	40	47	56
Net unrealized gain (loss) cash flow hedges	151	117	85
Postretirement plans	—	(7)	1
Other comprehensive income (loss)	$(8)	$(245)	$150

Net unrealized gain (loss) on available-for-sale securities

The decrease in unrealized loss on our available for sale (AFS) portfolio in 2016 compared to the unrealized loss in 2015 was primarily due to a smaller increase in market interest rates during 2016. The unrealized loss on our AFS portfolio in 2015 compared to the unrealized gain in 2014 was primarily due to an increase in market interest rates and general market-related declines that occurred during 2015. Our unrealized net gain position related to our AFS securities portfolio in our accumulated other comprehensive income (loss) (AOCI) was $459 million as of December 31, 2016. As these AFS securities move closer to their maturity, this net unrealized gain position in AOCI is expected to reverse to zero as we will only collect the face value at their maturity.

Noncredit OTTI on held-to-maturity securities

The OCI gain on our noncredit OTTI held-to-maturity (HTM) securities in 2016 was lower compared to the OCI gain recognized in 2015 as a result of these HTM securities moving closer to their maturity. The OCI gain in 2015 was less than the OCI gain on these HTM securities in 2014 for the same reason. The OCI gain in each period represents the amount we accrete to the carrying amount of these HTM securities. Specifically we reverse the previously recorded noncredit OTTI amount on these HTM securities through the accretion of the amount we expect to collect over their remaining life. Our remaining noncredit OTTI amount on HTM securities in AOCI was $(177) million as of December 31, 2016.

Net unrealized gain (loss) on cash flow hedges

We recognized an OCI gain on our cash flow hedges during 2016 as well as 2015 and 2014. This was due to shorter-term market interest rates remaining stable while longer-term rates rose over the last three years. Our cash flow hedges are more sensitive to changes in longer-term market interest rates than to changes in shorter-term market interest rates. Our net unrealized (loss) position related to our cash flow hedges in AOCI was $(312) million as of December 31, 2016.

Postretirement plans

We did not recognize an amount in OCI related to our postretirement plans in 2016 compared to a $7 million loss in OCI in 2015. The loss in 2015 was due to using a more current mortality table assumption in measuring our postretirement healthcare and supplemental defined benefit equalization plans. The higher OCI loss in 2015 compared to OCI gain in 2014 also resulted from using a more current mortality table assumption. Our net unrealized (loss) position related to our postretirement plans in AOCI was $(6) million as of December 31, 2016.

For further information on the activity in our OCI see our statements of comprehensive income and Note 14 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

As of	December 31, 2016	December 31, 2015
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$7,376	$4,226
Investment securities	21,035	24,597
Advances	45,067	36,778
MPF Loans held in portfolio, net of allowance for credit losses	4,967	4,828
Other	247	242
Assets	$78,692	$70,671

Consolidated obligation discount notes	$35,949	$41,564
Consolidated obligation bonds	36,903	22,582
Subordinated notes	—	944
Other	1,145	929
Liabilities	73,997	66,019
Capital stock	1,711	1,950
Retained earnings	3,020	2,730
Accumulated other comprehensive income (loss)	(36)	(28)
Capital	4,695	4,652
Total liabilities and capital	$78,692	$70,671
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

Investment Securities

Although we are no longer required to obtain FHFA approval for any new investments that have a term to maturity in excess of 270 days, we are currently unable to make additional investments in MBS/ABS under FHFA regulatory limits as discussed in Investments on page 12 in this form 10-K.

Advances

Advances increased in 2016 primarily due to our members' interest in the benefits we offer our members through our continuing Reduced Capitalization Advance Program (RCAP), which is designed to make the net cost of borrowing through advances more attractive to members and by allowing members to borrow new advances using less activity stock.

While our advances increased, it is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table sets forth the current period par amount of advances outstanding for the five largest advance borrowers:

As of		December 31, 2016
One Mortgage Partners Corp.	[a]	$11,000	24.5%
The Northern Trust Company		5,000	11.1%
BMO Harris Bank, N.A.		4,375	9.7%
State Farm Bank, F.S.B.		3,620	8.1%
Associated Bank, N.A.		2,747	6.1%
All other borrowers		18,223	40.5%
Total par value		$44,965	100.0%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

The following table presents outstanding advances by type of institution. Former members may withdraw from membership or merge with out-of-district institutions but continue to hold advances.

As of	December 31, 2016	December 31, 2015
Members
Commercial banks	$22,672	$16,338
Thrifts	4,950	4,170
Credit unions	1,044	716
Insurance companies	16,220	15,333
Community Development Financial Institutions	10	2
Members total	44,896	36,559
Former members and Housing Associates	69	46
Total at par	44,965	36,605
Fair value hedging and other adjustments	102	173
Balance on the statements of condition	$45,067	$36,778

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

We had a small net increase in our outstanding MPF Loans from prior year end, as our volume of loan purchases during 2016 began to exceed the maturities and paydowns experienced in our MPF Loan portfolio. For the year ended December 31, 2016, we have added $1.3 billion in new MPF Loans to our portfolio, compared to $204 million for the year ended December 31, 2015.

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

•
Our ability to use Federal Funds sold is restricted under our current policy and FHFA regulations. Specifically, we restrict these investments to short maturities and eligible counterparties as discussed in Unsecured Short Term Investments on page 72 because such investments are unsecured. If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligation to us, these investments would not satisfy our liquidity needs and we may incur a loss.

•
Securities purchased under agreements to resell are secured by marketable securities held by a third-party custodian.  If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligations to us, these investments would not satisfy our liquidity needs if the collateral pledged to secure those obligations has decreased in value. In such cases, we also may suffer a loss.  See Investment Securities by Rating on page 70 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity from investing activities include trading securities, maturing advances, and maturing MPF Loans.

Liquidity from Debt

Our source of liquidity from debt is the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures
We use different measures of liquidity as follows:
Overnight Liquidity - Our overnight liquidity requirement is established by our Asset/Liability Committee. Currently, our Asset/Liability Management Policy (ALM Policy) requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. Under our ALM Policy, overnight liquidity includes money market assets, Federal Funds sold, paydowns of advances, MPF Loans with one day to maturity, and inter FHLB loans with one day to maturity. As of December 31, 2016, our overnight liquidity was $11.2 billion or 14.3% of total assets. This amount represents excess overnight liquidity of $8.5 billion over the minimum threshold of 3.5% of total assets.
Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2016, we had excess liquidity of $34.7 billion to support member deposits.

Contingency Liquidity - FHFA regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions that are considered to be of investment quality. Our ALM Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion. Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $15.4 billion as of December 31, 2016.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain daily liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the five business day contingency liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. We may fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see Risk Factors on page 18.

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

	MPF Loans Held in Portfolio	Investment Securities
As of December 31, 2016		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$834	$1,244	$2,088
After one year through five years	2,074	10,526	2,668
After five years through ten years	1,195	1,649	590
After ten years	803	780	193
Total	$4,906	$14,199	$5,539

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 18.

FHLB P&I Funding and Contingency Plan Agreement. We have entered into an agreement with the other FHLBs and the Office of Finance regarding the Federal Reserve's intraday funding process to provide a mechanism for the FHLBs to provide liquidity to avert a shortfall in the timely payment of principal and interest on any consolidated obligations by one or more FHLBs. We may increase our liquidity ratio for a designated month out of an 11 month rotation to mitigate the risk that we are required to fund under the FHLB P&I Funding and Contingency Plan Agreement. Through the date of this report, no FHLB has been required to fund under this contingency agreement.

Funding

We maintained ready access to funding throughout 2016.

Conditions in Financial Markets

The Federal Open Market Committee (FOMC) ended 2015 by delivering an interest rate increase raising the target range for the federal fund rate by 25 basis points. In 2016, it raised the target range again by another 25 basis points to 50 to 75 basis points-the first rate hike in 2016 and only the second rate hike in a decade.

The time between the 2015 and 2016 interest rate increases saw slowing global growth, financial turmoil and falling oil prices. In June 2016, the United Kingdom voted to leave the European Union, commonly known as “Brexit”, causing market uncertainty. The 10 year Treasury rate fell by nearly 90 basis points over the course of year, bottoming out at 1.36 percent in July 2016. It then rose 44 basis points in the run up to the November U.S. Presidential election. Since then, the market has indicated higher levels of government expenditures and higher levels of inflation causing the 10 year rate to end 2016 at 2.44 percent, up 19 basis points for the year.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash flows from operating activities with significant year over year changes

For the years ended December 31,	2016	2015	Change	2014	Change
Net income	$327	$349	$(22)	$392	$(43)
Change in net fair value on derivatives and hedging activities	192	326	(134)	309	17
Other	(37)	(105)	68	(81)	(24)
Net cash provided by (used in) operating activities	$482	$570	$(88)	$620	$(50)

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

For 2016 compared to 2015, the $(88) million change in net cash provided by (used in) operating activities primarily resulted from the change in the fair value of our derivative instruments partially offset by reduced cash outflows from other operating assets and liabilities.

For 2015 compared to 2014, the $(50) million change in net cash provided by (used in) operating activities primarily resulted from the decline in net income.

Cash flows from investing activities with significant year over year changes

For the years ended December 31,	2016	2015	Change	2014	Change
Net cash flows on liquid investment assets (interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell)	$(3,298)	$1,758	$(5,056)	$(435)	$2,193
Net cash flows on trading, AFS, and HTM securities	3,329	2,261	1,068	4,163	(1,902)
Net cash flows on advances	(8,361)	(4,301)	(4,060)	(8,878)	4,577
Net cash flows on MPF Loans held in portfolio	(142)	1,220	(1,362)	1,647	(427)
Other	33	31	2	77	(46)
Net cash provided by (used in) investing activities	$(8,439)	$969	$(9,408)	$(3,426)	$4,395

Our investing activities predominantly include advances, MPF Loans held in portfolio, investment securities, and other short-term interest-earning assets.

For 2016 compared to 2015, the $(9.4) billion change in net cash provided by (used in) investing activities primarily resulted from our continued emphasis on being member focused by acquiring liquid investment assets to meet the needs of our members, funding advances to our members, and resuming the purchase of MPF Loans to be held in portfolio.

For 2015 compared to 2014, the $4.4 billion change in net cash provided by (used in) investing activities primarily resulted from a slower pace of increases in advances to our members.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash flows from financing activities with significant year over year changes

For the years ended December 31,	2016	2015	Change	2014	Change
Net cash provided by (used in) financing activities -
Net change deposits	$(43)	$(125)	$82	$122	$(247)
Net cash flows on discount notes	(5,627)	10,495	(16,122)	(37)	10,532
Net cash flows on consolidated obligation bonds	14,455	(11,679)	26,134	1,931	(13,610)
Payments for retiring of subordinated debt	(944)	—	(944)	—	—
Other	(32)	(73)	41	161	(234)
Net cash provided by (used in) financing activities	$7,809	$(1,382)	$9,191	$2,177	$(3,559)

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from the net increases in our consolidated obligation discount notes and consolidated obligations bonds were primarily utilized to fund the net increases in our investing activities as noted above.

For 2016 compared to 2015, the $9.2 billion change in net cash provided by (used in) financing activities primarily resulted from a net increase in our consolidated obligation debt outstanding to fund the increases in investing activities (with a shift in funding from our consolidated obligation discount notes to consolidated obligation bonds) and the retirement of our subordinated notes.

For 2015 compared to 2014, the $(3.6) billion change in net cash provided by (used in) financing activities primarily resulted from reduced overall debt needed as members sought smaller increases in advances from us, although we did shift our debt mix to an emphasis on shorter term notes rather than longer term bonds, an approach which we then reversed in 2016 to reduce the maturity gap between our assets and liabilities.

Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2016, our consolidated obligations were rated AA+ (with outlook stable) by S&P and Aaa (with outlook stable) by Moody's. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

Reliance on short-term debt offers us certain advantages which are weighed against the increased risk of using short-term debt.  Traditionally we have benefited from interest rates below LIBOR rates for our short-term debt which has resulted in a positive impact on net interest income when used to fund LIBOR-indexed assets.

The following table summarizes our short-term discount notes and consolidated obligation bonds with original maturities of one year or less. Weighted average rates exclude hedging adjustments.

	Discount Notes (carrying amount)			Short-Term Consolidated Obligation Bonds (par value)
As of or for the years ended December 31,	2016	2015	2014	2016	2015	2014
Outstanding at period end	$35,949	$41,564	$31,054	$11,365	$—	$1,000
Weighted average rate at period-end	0.46%	0.22%	0.09%	0.61%	—%	0.11%
Daily average outstanding for the year-to-date period	$43,303	$36,274	$28,889	$7,050	$458	$2,696
Weighted average rate for the year-to-date period	0.28%	0.14%	0.07%	0.44%	0.07%	0.11%
Highest outstanding at any month-end during the year-to-date period	$46,528	$45,817	$32,464	$12,165	$3,000	$4,300

Federal Home Loan Bank of Chicago
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

At December 31, 2016, we had eligible assets free from pledges of $78.5 billion, compared to our outstanding consolidated obligations of $72.9 billion.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Twice weekly, we may also request specific amounts of discount notes with fixed maturity dates ranging from four weeks to 26 weeks to be offered by the Office of Finance for sale via competitive auction conducted with underwriters in the selling group. The bi-weekly discount note auction uses a single-price (Dutch) award method to determine winning bids. One or more FHLBs may also request amounts of those same discount notes to be offered for sale for their benefit via the same auction. We may receive from zero to 100% of the requested proceeds depending on the amounts and costs for the discount notes bid by the underwriters and guidelines for allocation of discount note proceeds among multiple participating FHLBs administered by the Office of Finance. The majority of our issuances are conducted via the twice weekly auctions.

Subordinated Notes Payoff

As approved by the Finance Board (predecessor to the FHFA), we issued $1 billion of 10-year subordinated notes in 2006, and during 2013, we purchased $56 million of these notes in the open market. On June 13, 2016, our remaining $944 million subordinated notes matured and we paid the holders of our subordinated notes in full in accordance with the terms of their notes.

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

The following table presents average deposit balances and the rate paid for the past three years.

For the years ended December 31,	2016	2015	2014
Average outstanding interest bearing	$602	$625	$567
Average outstanding non-interest bearing	55	47	46
Interest expense	1	—	—
Weighted average rate interest bearing	0.23%	0.02%	0.01%

Capital Resources

Capital Rules

Under our Capital Plan our stock consists of two sub-classes of stock, Class B1 stock and Class B2 stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 stock is available to support a member's activity stock requirement. Class B2 stock is available to support a member's membership stock requirement and any activity stock requirement.

During 2016, we announced changes related to our Capital Plan to help members obtain value from the Bank in a manner most appropriate for their business. We reduced the minimum membership stock requirement in the annual calculation for membership, lowered the cap on membership stock for any one member, and decreased the activity stock requirement for advances. The following table reflects the ranges of capital stock requirements permitted under our Capital Plan and requirements at year-end 2015 and 2016:

Capital Plan Requirement	December 31, 2015	December 31, 2016	Range Permitted under Capital Plan [d]
Membership Stock Requirement	0.85% of a member’s mortgage assets	0.40% of a member’s mortgage assets [b]	0.20% to 2% of a member's mortgage assets, with a minimum requirement of $10,000
Cap on Membership Stock Requirement	$25 million	$5 million [b]	The lesser of (1) a dollar cap set by the Board within a range of $10,000 and $75 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31.
Activity Stock Requirement for Advances	5% of outstanding advances	4.5% of outstanding advances [c]	4% to 6% of a member's outstanding advances, although the requirement may be set as low as 2% for those advances made through our Reduced Capitalization Advance Program (RCAP)
B2/B1 Threshold [a]	$10,000	$10,000	$10,000 to $75 million

[a]	The amount of a member’s Class B2 stock that exceeds this “threshold” and is necessary to support advance activity is automatically converted to Class B1 stock.

[b]	We implemented the revised membership stock requirements during our annual recalculation in the second quarter of 2016, using each member's mortgage assets as of December 31, 2015.

[c]	Effective April 1, 2016, the reduced activity stock requirement applies to all outstanding and new advances other than those advances made through the Bank’s RCAP.

[d]	Ranges reflected above are from our current Capital Plan, as last amended and restated effective October 1, 2015.

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

Reduced Capitalization Advance Program

During 2016, we continued to offer our Reduced Capitalization Advance Program (RCAP), which allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. Since June 2016, we have offered a more flexible version of RCAP, under which members can borrow both short- and long-term funding, including overnight advances, with the reduced activity stock capital requirement. As of December 31, 2016, RCAP advances outstanding total $22.7 billion to 147 members. We may

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as prior RCAP offerings.

Minimum Capital Requirements

We are subject by regulation to the following three capital requirements:

•	total regulatory capital ratio;

•	leverage capital ratio; and

•	risk-based capital.

For tables showing our compliance with the total capital ratio and leverage capital ratio as well as further details on all of our capital requirements, see Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

As of	December 31, 2016	December 31, 2015
Capital stock	$1,711	$1,950
Mandatorily redeemable capital stock (MRCS) recorded as a liability	301	8
Retained earnings	3,020	2,730
Total permanent capital	$5,032	$4,688

Credit risk capital	$705	$759
Market risk capital	132	31
Operations risk capital	251	237
Total risk based capital requirement	$1,088	$1,027

Excess permanent capital stock over risk based capital requirement	$3,944	$3,661

Statutory and Regulatory Restrictions on Capital Stock Repurchase and Redemption

In accordance with the FHLB Act, our capital stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem.

We cannot redeem shares of stock from any member if:

•	the principal or interest on any consolidated obligation is not paid in full when due;

Federal Home Loan Bank of Chicago
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
Capital Amounts

The following table presents our five largest holders of regulatory capital stock. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

As of December 31, 2016	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
One Mortgage Partners Corp.	$245	[a]	12.2%	$245
BMO Harris Bank, National Association	197		9.8%	—
The Northern Trust Company	150		7.5%	—
State Farm Bank, FSB	148		7.4%	—
MB Financial Bank, National Association	68		3.4%	—
All other members	1,204		59.7%	56
Regulatory capital stock	$2,012		100.0%	$301

	December 31, 2016		December 31, 2015	Change
Capital Stock	$1,711		$1,950	$(239)
MRCS	301		8	293
Regulatory capital stock	2,012		1,958	54

Capital stock	$1,711		$1,950	$(239)
Retained earnings	3,020		2,730	290
Accumulated other comprehensive income (loss)	(36)		(28)	(8)
GAAP capital	$4,695		$4,652	$43

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Components of total GAAP capital changed for the following reasons:

•
The decrease in capital stock corresponds to our members' response to the Reduced Capitalization Advance Program; see Reduced Capitalization Advance Program on page 54 and Repurchases of Excess Capital Stock below.

•	Total retained earnings increased due to our net income less dividends paid; see Results of Operations on page 39 and Retained Earnings & Dividends below.

Repurchase of Excess Capital Stock

On January 26, 2017, we began repurchasing all excess Class B2 membership stock on a weekly basis at par value, i.e., at $100 per share. Members may continue to request repurchase of excess stock on any business day in addition to the weekly repurchase. We intend to continue repurchases of excess stock, including automatic weekly repurchases, until otherwise announced, but repurchases remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices.

Repurchase of excess capital stock held by members is subject to compliance with the following financial and capital thresholds:

•	The ratio of our total capital to total assets is greater than or equal to 4.25%;

•	Our ratio of the Bank's market value of equity to book value of equity is at least 85% on a U.S. GAAP basis;

•	Our risk-based capital is greater than or equal to 125% of the minimum amount required, as discussed in Capital Resources on page 53;

•	Compliance with all of our minimum capital requirements and minimum liquidity requirements;

•	Projected compliance with each of our minimum regulatory capital requirements for the next four quarters using the most recent expected case income projections; and

•	Compliance with our contractual obligations under the Joint Capital Enhancement Agreement, as discussed in Joint Capital Enhancement Agreement with other FHLBs on page 59.

For further information on amounts of excess stock repurchased, see Statements of Capital to the financial statements and Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS).

Retained Earnings & Dividends

Dividend Payments

FHFA rules state that FHLBs may declare and pay dividends only from previously retained earnings or current net earnings, and may not declare or pay dividends based on projected or anticipated earnings. Under our Capital Plan, any dividend declared on Class B1 shares must be greater than or equal to the dividend declared on Class B2 shares for the same period, and dividends may be paid in the form of cash or stock, or a combination of both. All dividends we have paid since 2011 have been in cash rather than stock. We have paid an enhanced dividend on Class B1 activity stock since the fourth quarter of 2013.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Retained Earnings and Dividend Policy

Our Board of Directors has adopted a Retained Earnings and Dividend Policy (Policy) which, as last updated in October 2016, establishes a target for retained earnings to provide a cushion against the potential for loss that could impact shareholder value. Specifically, the Policy requires us to establish an overall target for retained earnings incorporating the following components:

•
Risk-based targets based on estimates using the greater of (1) modified regulatory-based estimates with components for credit risk and market risk, (2) results of our annual stress test, and (3) parametric value-at-risk estimates for credit and market risk. Each of these risk-based alternatives incorporates additional estimates for exposures related to (1) operational risk, (2) deterioration in market value resulting in the ratio of the Bank’s market-to-book value of equity on a U.S. GAAP basis of less than 100%, (3) repurchase risk arising from obligations to third party investors from loans originated under the MPF Program, (4) accounting risk related to hedge accounting and OTTI accounting and (5) the amount of loans outstanding under the Bank’s Community First Fund;

•	Earnings-based targets that would allow the Bank to pay a reasonable return on member capital in low-rate and low-member utilization environments; and

•
Target capital ratio of 4.5% of total regulatory capital to total assets which is higher than the 4.0% minimum required by FHFA regulation. The target capital ratio for purposes of the retained earnings target includes any estimates of losses from the adverse and severely adverse stress test scenarios.

Under the Policy, we may, but are not required, to pay a dividend out of our net income (with certain adjustments as described below) based on our attainment of the retained earnings target on a quarterly basis and management's assessment of the current adequacy of retained earnings. The Policy's dividend payout schedule provides for no dividend if we meet less than 70% of the risk-based requirement portion of the retained earnings target, with a maximum dividend of between 30-80% of adjusted net income depending on the level of the earnings-based component of the retained earnings target and the target capital ratio. For these purposes, adjusted net income is income resulting directly from certain business activities, excluding income from such activities as advance prepayments, transfers of debt to other FHLBs and gains or losses resulting from certain hedge practices. Dividends that are permitted under the Policy but not paid in any given quarter may be applied to subsequent quarters if certain requirements set forth in the Policy are met.

Our Board of Directors declared quarterly cash dividends at annualized percentage rates per $100 of par value as presented in the below table (based on the previous quarter's earnings).

	B1 Activity Stock		B2 Membership Stock
Quarter in which dividend was declared (recorded) and paid	Dividends	Annualized Rate	Dividends	Annualized Rate
2016
1st quarter	$8	2.60%	$1	0.60%
2nd quarter	9	2.80%	1	0.60%
3rd quarter	8	2.80%	1	0.60%
4th quarter	8	2.80%	1	0.60%
Total	$33	2.75%	$4	0.60%
2015
1st quarter	$4	2.25%	$1	0.50%
2nd quarter	4	2.25%	2	0.50%
3rd quarter	6	2.25%	1	0.50%
4th quarter	6	2.50%	1	0.50%
Total	$20	2.31%	$5	0.50%

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

On January 24, 2017, our Board of Directors increased the dividend declared per share on both sub-classes of capital stock. Based on our financial results for the fourth quarter of 2016, the Board declared a cash dividend of 3.00% (annualized) for Class B1 activity stock (an increase of 20 basis points compared to the prior quarter) and a cash dividend of 0.85% (annualized) for Class B2 membership stock (an increase of 25 basis points compared to the prior quarter). This dividend, including dividends on mandatorily redeemable capital stock, totaled $10 million and was paid on February 14, 2017. The Board decided to increase the dividends, in part, based on its decision to begin repurchasing excess stock on a weekly basis beginning on Thursday, January 26, 2017, which will allow the Bank to more effectively manage its balance sheet in the long term.

Joint Capital Enhancement Agreement with other FHLBs

The FHLBs, including us, entered into a Joint Capital Enhancement Agreement (JCE Agreement) intended to enhance the capital position of each FHLB. The intent of the JCE Agreement is to allocate that portion of each FHLB's earnings to a separate retained earnings account at that FHLB.

For more information on the JCE Agreement, see Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Contractual Cash Obligations

We enter into various contractual obligations that require us to make future cash payments. The following table summarizes our long-term contractual cash payments due by period:

	Contractual Cash Payments Due by Period
As of December 31, 2016	Less than 1 year	1-3 years	3-5 years	After 5 years	Total [a]
Consolidated obligation bonds	$14,188	$11,878	$6,012	$5,056	$37,134
Mandatorily redeemable capital stock	1	4	8	288	301
MPF delivery commitments	417	—	—	—	417
Other	3	6	5	15	29
Total contractual cash obligations	$14,609	$11,888	$6,025	$5,359	$37,881

[a]	Total excludes projected contractual interest payments for consolidated obligation bonds of $2.2 billion.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

•
The Audit Committee of the Board of Directors oversees the controls utilized by the Asset/Liability Management Committee over their processes. This includes the results of independent model validations where appropriate.

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

•	Discussions with our third-party pricing vendors to ensure that they are in compliance with fair value measurement guidance under GAAP. Such discussions focus on the following:

▪	Understanding their pricing models to the extent possible, as some pricing models are proprietary in nature.

▪	Understanding the principal or most advantageous market selected and our ability to access that market.

▪	Assumptions and significant inputs used in determining the fair value measurement.

▪	The appropriateness of the fair value hierarchy level as of the reporting date.

▪	Whether the market was active or illiquid as of the reporting date.

▪	Whether transactions were between willing buyers and sellers or distressed in nature as of the reporting date.

▪	Whether the fair value measurements as of the reporting date is based on current or stale assumptions and inputs.

•	Obtaining the third party pricing vendor methodologies and control reports.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Risk Management

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Fraud, legal, compliance, financial reporting, model and technology risks are components within the definition of operational risk. We have established programs to identify, measure, monitor, manage, and report operational risks such as comprehensive risk assessments, establishing policies and procedures, loss incident reporting and obtaining appropriate insurance coverage to mitigate the likelihood of, and potential losses from, such occurrences.

Governance and Control Activities
The Board of Directors has established bank-wide policies governing operational risk, which include an Enterprise Risk Management Policy and an Enterprise Operational Risk Management Policy. Primary oversight responsibility for operational risk is vested with our management level Operational Risk Oversight Committee. Responsibilities of this committee include, but are not limited to, oversight and review of Bank-wide operational risk programs such as the management of business continuity, operational aspects of new business activities, analysis and mitigation of any operational loss, independent information security program, vendor management, oversight and direction to our compliance activities, and oversight to internal controls and procedures in compliance with the Sarbanes-Oxley Act of 2002. This Committee monitors the performance of these operational activities by reviewing management reports prepared by the responsible business manager on a periodic basis. Also, the Committee monitors the effectiveness of operational controls through the reporting of critical operational losses, events, risk assessments, operational risk metrics, and a quarterly certification of operational and internal controls over financial reporting.
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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Member Credit Outstanding - We track total credit risk with our members. The total credit risk concentrated with members with 10% or more of our total member credit outstanding is as follows:

As of December 31, 2016	Total Member Credit Outstanding	% of Total
One Mortgage Partners Corp. [a]	$17,696	31%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $45.0 billion were advances (par value) and $10.8 billion were letters of credit at December 31, 2016, compared to $36.6 billion and $6.7 billion at December 31, 2015.

	December 31, 2016					December 31, 2015
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Value
1-3	483	97%	$55,750	100%	$106,814	482	94%	$43,090	100%	$90,366
4	7	1%	47	—%	103	12	2%	158	—%	318
5	11	2%	140	—%	390	20	4%	145	—%	353
Total	501	100%	$55,937	100%	$107,307	514	100%	$43,393	100%	$91,037

The majority of members assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of members assigned a 5 rating were required to deliver collateral to us or a third-party custodian on our behalf.

Nature and Amount of Collateral Pledged - Collateral arrangements may vary by type of member (e.g., depository versus non-depository institutions), lien structure, member credit quality, collateral availability, collateral type, results of periodic on-site reviews of collateral, and overall member credit exposure. We comply with the FHLB Act, which requires us to obtain sufficient collateral to fully secure member credit products. Eligible collateral includes whole first mortgages on improved residential property, or non-agency securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies (includes MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FHLB consolidated obligations); cash or deposits; and other real estate related collateral (includes home equity loans and lines of credit and commercial real estate) that has a readily ascertainable value, can be reliably discounted to account for liquidation risk and can be liquidated in due course and that we can perfect a security interest in such collateral. We also accept

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

pledges of secured business, farm, or agri-business loans from community financial institutions (CFIs), which is permitted under the FHLB Act.

In certain circumstances, for example when a member terminates membership due to a merger and the acquiring entity is a member of another FHLB; the other FHLB may agree to manage the former member's collateral covering advances and any other amounts still outstanding to us. The other FHLB will usually subordinate to us either certain collateral it receives from the member or certain categories of collateral. Likewise, if one of our members were to acquire the member of another FHLB, we may agree to manage the collateral for the other FHLB and subordinate our security interest in a certain category of collateral.

Our Advances, Collateral Pledge and Security Agreement requires that a member provide collateral value equal to its credit outstanding (unless we specifically require more for a particular member). The value assigned to securities and loan collateral is calculated as shown below. It should be noted that the applicable percentage margin utilized in the calculation for securities or loans vary based on the type of collateral being pledged, as well as factors (that vary whether the collateral is a security or loan) including model risk, broker fees, market volatility and liquidity, the type of collateral reporting, the member's risk rating, and whether the member is a depository or non-depository.

•	For securities, we multiply the applicable percentage margin by the market value of each security; and

•	For loans:

▪
In general members pledging loan collateral via blanket reporting will receive the maximum margins we publish, as a percent of unpaid principal balance. Variation in collateral value would result in response to large declines in market values as defined by our management for each asset class.

▪
Members with listed and/or delivered loan collateral will generally receive the margins we publish, which will be applied as a percent of market value of the unpaid principal balance of the reported loan collateral. Variations in collateral loan value will typically be the result of market value movements of the reported collateral.

Controls over Pledged Collateral - We require delivery of all securities collateral and may also require delivery of loan collateral under certain conditions (for example, when a member's credit condition deteriorates).

The FHLB Act requires that each advance to a member be fully secured. We are required to obtain and maintain a security interest in collateral securing advances. The FHLB Act provides that any security interest granted to us by our members, or an affiliate of such member, is entitled to priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor other than claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value or by actual secured parties that are secured by actual perfected security interests. We perfect the security interests granted to us by members and affiliates by taking possession of securities collateral and by filing UCC-1 financing statements on all other collateral.

We generally require members to pledge collateral under a blanket lien under which our security interest in collateral is automatically released when the member has sold or otherwise transferred its interest in the collateral and such collateral is not required to secure a member’s outstanding credit obligations and we have not required the member to list or deliver such collateral. Under the security agreement with our members, a member must maintain collateral with a collateral value to cover its credit outstanding and if the collateral value is not sufficient to cover the credit outstanding, we have the right to require the pledging of additional collateral, to cover the shortage, including the pledging of types of collateral that are outside of our eligibility criteria. As a result, we may require listing or delivery of additional collateral from the member at any time while there is credit outstanding. Additionally, we have a lien on their capital stock in us.

The method by which a member reports collateral is dependent upon the collateral status to which it is assigned, as well as the type of collateral being pledged. In order for a member to have borrowing capacity with us, the member must report its eligible collateral using one of the following methods. Under blanket reporting, a member that has granted us a blanket lien on certain categories of collateral may report the collateral types on a qualified collateral report. For members that list collateral, either by choice or as directed by us, the member must submit a listing of its collateral which includes loan-level detail of the collateral. Securities pledged to us must be delivered to us or an approved third party custodian pursuant to a collateral control agreement. Loan collateral pledged to us may be required to be delivered to an approved third party pursuant to a collateral control agreement. Members must report their collateral at least quarterly.

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

MPF Loans and Related Exposures

For a description of the MPF Program see Mortgage Partnership Finance Program on page 7.

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, Recoverable CE Fees, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. The portion of our MPF Loan unpaid principal balances exposed to credit losses was $3.8 billion at December 31, 2016, and $3.6 billion at December 31, 2015. Our actual credit exposure is less than these amounts because the borrower's equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan held in portfolio balance, has not been considered.

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

For MPF Loans, the MPF Program allows for varying levels of documentation with respect to borrower income, and the level of documentation is considered when determining the amount of credit enhancement required for each Master Commitment under the credit model we utilize to set the CE Amount. To date, we have not experienced material differences in loss or delinquency rates based on documentation levels of our conventional MPF Loans held in portfolio.

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

Setting Credit Enhancement Levels - As of December 31, 2016, the PFI's CE Amount was generally calculated using an NRSRO model to equal the difference between (i) the amount of credit enhancement needed for a Master Commitment to have an estimated rating equivalent to an AA rated mortgage-backed security and (ii) our initial FLA exposure (which starts at zero for the MPF Original product and grows over time). Pursuant to the amended AMA regulation, effective January 18, 2017, we adjusted our methodology to set the PFI’s CE Amount consistent with the Bank’s determination of AMA investment grade. Quarterly, we recalculate an estimated credit rating of each Master Commitment in conjunction with our risk based capital calculation. See Liquidity, Funding, and Capital Resources on page 48 for further details.

The CE Amounts and the FLA for certain conventional MPF Products held in our portfolio may be periodically reset lower for each Master Commitment after a required period of seasoning because the amount of credit enhancement necessary to maintain our risk of credit losses within our risk tolerance in compliance with the AMA regulation is usually reduced over time.

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the Master Commitment and having a deductible initially equal to the FLA. As of December 31, 2016, and 2015, the outstanding balances of MPF Loans

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

under the MPF Plus product with SMI coverage were $913 million and $1.4 billion and the amounts of SMI coverage provided against losses were $32 million and $41 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure. In addition, certain SMI providers fell below the requirements in the MPF Guides and instead of replacing the SMI provider or indemnifying us for any losses, most PFIs elected to forfeit future performance CE fees. Credit losses associated with Master Commitments where the SMI coverage has been discontinued are incorporated into the allowance for credit losses calculation. Such credit losses are immaterial.

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

	As of December 31, 2016
MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	CE Amount
100	$298	2.14%	4.44%	3.78%
125	844	0.53%	1.43%	2.06%
Plus	1,750	4.00%	4.84%	1.97%
35	11	—%	0.35%	3.66%
Original	941	1.33%	1.14%	9.14%

[a]	For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance-based CE Fees from PFIs.

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

As of December 31, 2016	Par Value	%
Wisconsin	$752	20%
Illinois	693	18%
California	643	17%
Texas	157	4%
Florida	127	3%
All other states	1,446	38%
Total unpaid principal balance of conventional MPF Loans	$3,818	100%

For further discussion of how concentration risks may affect us, see Risk Factors on page 18.

Mortgage Repurchase Risk - We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third-party investors under the MPF Direct Product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or indemnify us for related losses or request indemnification from the PFI’s MPF Bank as further discussed in the Risk Factors on page 18.

Our mortgage repurchase liability is an estimate of our losses associated with all mortgage loans previously sold in connection with the MPF Xtra, MPF Direct, and MPF Government MBS products for which a breach of representation or warranty has occurred. We consider factors based predominantly on our historical repurchase experience and only include mortgage loans for which we deem it probable that we will be required to either repurchase the mortgage loan or indemnify the applicable third party for losses. This assessment is primarily made during our quality control review process, which is further discussed in Quality Assurance Process on page 11. Our estimate incorporates our experiences with third party repurchase demands, PFIs’ historical ability to cure repurchase demands, and an assumed loss severity given default.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The methodology to estimate the associated mortgage repurchase liability for MPF Government MBS loans also considers potential repurchases based on delinquency activity or lack of final loan certifications within issued pools. We are expected to maintain delinquency rates on outstanding issuances below key thresholds and fulfill operational requirements published by Ginnie Mae.

Based on the above factors:

We recognized a mortgage repurchase liability of less than $1 million as of December 31, 2016, on the MPF Xtra loans. We also recognized an offsetting receivable due from our PFIs, since we deem it probable that we will recover any losses from third parties (e.g., PFIs and other MPF Banks). We believe the estimate of reasonably possible losses is zero as of the end of this reporting period.

We have repurchased $10 million of unpaid principal balances related to mortgage loans sold as part of our off balance sheet MPF Loan products for the year ending December 31, 2016, compared to $18 million for the year ended December 31, 2015, and $33 million in 2014. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs, we incurred no material losses on these loans.

We have $45 million as of December 31, 2016, of unpaid principal with respect to MPF Xtra loans that represent unresolved claims with Fannie Mae, in which a repurchase demand may occur compared to $38 million at December 31, 2015; see Note 17 - Commitments and Contingencies to the financial statements.

Additionally, PFIs are required to repurchase ineligible MPF Loans held in our portfolio unless we either require the PFI to indemnify us or decide to continue to hold such loans in our portfolio.  The PFI repurchase requirement is a factor in determining our allowance for credit losses.  If a PFI is unable to repurchase ineligible MPF Loans or indemnify us, we would incur a loss to the extent a credit loss is not recovered from collateral provided by the PFI or, alternatively, from the FDIC.  In this regard, we have not recorded an allowance for credit losses related to MPF Loans held in our portfolio, as we do not expect to incur any losses after factoring in our recovery claims from PFIs.

We record allowances for credit losses for MPF Loans held in portfolio based on available information of past event and the current economic conditions existing as of the date of our statements of condition. Such information includes, but is not limited to, delinquency rates, loss severities, and prepayment speeds consistent with the percentages of delinquent, nonaccrual, and impaired MPF Loans to total conventional MPF Loans. Our allowance for credit losses declined in 2015 compared to 2014 primarily as a result of change in regulatory guidance related to the timing of charge-offs. Refer to Note 2 - Summary of Significant Accounting Policies to the financial statements for details on our charge-off policy. Additionally, refer to Note 8 - Allowance for Credit Losses to the financial statements for further details on our allowance for credit losses.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Five year trend in our MPF Loans held in portfolio

The following table shows the five year trend in our MPF Loans held in portfolio.

	2016	2015	2014	2013	2012
Recorded investment as of December 31,
MPF Loans past due 90 days or more and still accruing interest [a]	$31	$25	$69	$178	$275
Nonaccrual MPF Loans including nonperforming troubled debt restructurings (TDR)	74	107	163	221	234
TDRs performing- on an accrual basis	42	47	48	16	14
Total	$147	$179	$280	$415	$523
Interest on original terms (nonaccrual loans/performing TDRs)	$5	$7	$9	$11	$10
Interest recognized (performing TDRs only) [b]	2	2	2	1	8

Allowance for credit losses for the years ended December 31,
Balance, beginning of period	$3	$15	$29	$42	$45
Losses charged to the allowance [c]	(1)	(17)	(7)	(11)	(12)
Provision for (reversal of) credit losses	1	5	(7)	(2)	9
Balance, end of period	$3	$3	$15	$29	$42

[a]
Includes loans which are well-secured and in the process of collection. MPF Loans that are on nonperforming status, and are collateral-dependent, are excluded. Collateral-dependent is when repayment is expected to be provided solely by the sale of the underlying property. Government Loans are included because repayment is insured or guaranteed by the government.

[b]	We do not recognize interest on nonaccrual loans.

[c]	The net (charge-off)/recovery rate was less than one basis point for all periods presented.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

In addition to private-label MBS, we also hold a variety of other investment securities we believe are low risk and mostly government backed or insured such as GSE debt and FFELP ABS.

Investment Securities by Rating

The carrying amounts of our investments are presented in the following table by the long term NRSRO credit rating of the counterparty.

	AAA	AA	A	BBB	Below Investment Grade	Unrated	Carrying Amount
December 31, 2016
Investment securities-
U.S. Government & other governmental related	$—	$3,074	$—	$—	$—	$—	$3,074
State or local housing agency	—	32	—	—	—	—	32
FFELP ABS	54	4,518	—	—	—	—	4,572
MBS:
GSE residential	—	10,450	—	—	—	—	10,450
Government-guaranteed residential	—	2,172	—	—	—	—	2,172
Private-label MBS residential	—	29	11	6	679	10	735
Total investment securities	54	20,275	11	6	679	10	21,035
Interest bearing deposits	—	—	650	—	—	—	650
Federal Funds sold	—	700	3,125	250	—	—	4,075
Securities purchased under agreements to resell	—	1,800	500	—	—	—	2,300
Total carrying amount of investments	$54	$22,775	$4,286	$256	$679	$10	$28,060

December 31, 2015
Investment securities-
U.S. Government & other governmental related	$—	$3,462	$—	$—	$—	$—	$3,462
State or local housing agency	—	34	—	—	—	—	34
FFELP ABS	15	5,284	—	—	—	—	5,299
MBS:
GSE residential	—	12,011	—	—	—	—	12,011
Government-guaranteed residential	—	2,839	—	—	—	—	2,839
Private-label MBS residential	—	—	49	12	880	11	952
Total investment securities	15	23,630	49	12	880	11	24,597
Interest bearing deposits	—	—	650	—	—	—	650
Federal Funds sold	—	300	1,400	—	—	2	1,702
Securities purchased under agreements to resell	—	1,000	375	—	—	—	1,375
Total carrying amount of investments	$15	$24,930	$2,474	$12	$880	$13	$28,324

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Securities Issuer Concentration

The following table summarizes our investment securities by issuer with a carrying amount exceeding 10% of our stockholders' equity:

December 31, 2016	Carrying Amount	Fair Market Value
Fannie Mae	$8,297	$8,372
Freddie Mac	2,154	2,178
Ginnie Mae	2,056	2,066
SBA	1,989	2,031
US Treasuries	1,005	1,005
SLM Student Loan Trust SLMA 2009-1 A	1,242	1,242
SLCLT 2009-1 Student Loan ABS	989	989
SLM Student Loan Trust SLMA 2009-2 A	1,048	1,048
SLC 2009-3 Student Loan ABS	699	699
SLM Student Loan Trust SLMA 2009-1 A1	541	541

All Others	1,015	1,308
Total Investment securities	$21,035	$21,479
Categorized as:
Trading securities	$1,045	$1,045
Available-for-sale securities	14,918	14,918
Held-to-maturity securities	5,072	5,516

Aging and Carrying Amount

A table presenting the aging of our investments for the current year, as well as the carrying amounts for the previous two years can be found in Note 5 - Investment Securities to the financial statements. It also discloses the yields by aging categories for the current year.

Other-Than-Temporary Impairment Analysis - Mortgage Backed Securities

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

As of December 31, 2016, we had a short-term housing price forecast with projected changes ranging from -3.0% to +10.0% over the twelve month period beginning October 1, 2016 over all markets. For the vast majority of markets, the short-term forecast has changes ranging from +2.0% to +6.0%.

Based on these inputs and assumptions, we had no OTTI charge for the year ended December 31, 2016.

Other Credit Indicators:

The following table presents the unpaid principal balance and credit ratings of our private-label residential MBS by Prime, Alt-A, and Subprime as designated at time of issuance. Except for an immaterial amount of fixed rate, these MBS are all variable rate securities.

As of December 31, 2016	Total	Prime	Alt-A	Subprime
Unpaid Principal Balance (UPB) by credit rating -
AA	$27	$27	$—	$—
A	11	5	—	6
BBB	7	5	—	2
Below investment grade	1,202	682	74	446
Unrated	12	11	—	1
Total unpaid principal balance	1,259	730	74	455
Amortized cost	906	597	49	260
Gross unrealized losses (incl. noncredit OTTI)	(178)	(132)	—	(46)
Gross unrealized gains	300	170	7	123
Fair value	$1,028	$635	$56	$337
For the year ended December 31, 2016
Weighted average percentage fair value to unpaid principal balance	81.7%	87.0%	75.7%	74.1%
Original weighted average credit support	15.9%	11.5%	17.5%	22.7%
Current weighted average credit support	7.2%	0.5%	0.3%	19.1%
Weighted average collateral delinquency	17.4%	12.6%	21.7%	24.3%

At December 31, 2016, 38% of the total mortgage properties collateralizing our private-label MBS were located in California, which was the only state with a concentration exceeding 10% of this portfolio.

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

The credit ratings of securities purchased under agreement to resell are disclosed along with investment securities and unsecured short-term investments, in the Investment Securities by Rating table on page 70.

Unsecured Short Term Investments

We invest in unsecured short-term investments in order to ensure the availability of funds to meet members' credit and liquidity needs. We have credit risk exposure from our unsecured short-term investment portfolio, which may consist of commercial

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

paper, certificates of deposit, and Federal Funds sold. We have established the following policies and procedures to limit and monitor our unsecured credit risk exposure.

•	Eligible counterparties for short-term investments are:

▪	other FHLBs;

▪	other U.S. GSEs; and

▪
FDIC-insured financial institutions, including U.S. subsidiaries of foreign commercial banks, or U.S. branches of foreign commercial banks whose most recently published financial statements exhibit at least $250 million of Tier 1 (or total) capital. Foreign banks shall be domiciled in a country whose sovereign rating is at least "Aa3" from Moody's or AA- from Standard & Poor's unless otherwise approved by the Bank's Credit and Collateral Committee, Chief Risk Officer or President.

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

December 31, 2016	AA	A rated	BBB	Total
Domestic U.S.
Interest bearing deposits	$—	$650	$—	$650
Federal Funds sold	—	—	250	250
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Canada	—	1,500	—	1,500
Finland	700	—	—	700
Netherlands	—	700	—	700
Norway	—	525	—	525
Sweden	—	400	—	400
Total unsecured credit exposure	$700	$3,775	$250	$4,725

All $4.725 billion of the unsecured credit exposure in the above table represent overnight investments and $655 million in the above table were with members and their affiliates. Any amounts related to members over a 10% concentration are included in the amounts in the Member Credit Outstanding table on page 64.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Managing Our Credit Risk Exposure Related to Derivative Agreements

Refer to Note 9 - Derivatives and Hedging Activities to the financial statements for a discussion of how we manage our credit risk exposure related to derivative agreements. We can have credit exposure on net asset positions where we have not received adequate collateral from our counterparties. We can also have credit exposure on net liability positions where we have pledged collateral in excess of our liability to a counterparty.

The following table presents our derivative positions where we have such credit exposures. The rating used was the lowest rating among the three largest NRSROs. Noncash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the DCOs, for cleared derivatives and is included in our liability positions with credit exposure.

	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties
As of December 31, 2016
Nonmember counterparties -
Overcollateralized liability positions -
Bilateral derivatives -
AA rated	$(60)	$60	$—	$—	[a]
A rated	(57)	60	—	3
Cleared derivatives	(206)	198	97	89
Nonmember counterparties	(323)	318	97	92
Member counterparties	2	—	—	2
Total	$(321)	$318	$97	$94

As of December 31, 2015
Nonmember counterparties -
Overcollateralized liability positions -
Bilateral derivatives -
AA	(14)	14	—	—	[a]
A rated	(4)	4	—	—	[a]
Cleared derivatives	(147)	136	62	51
Nonmember counterparties	(165)	154	62	51
Member counterparties	1	—	—	1
Total	$(164)	$154	$62	$52

[a]	Less than $1 million.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Profile

Our financial assets and financial liabilities are subject to market risk. Specifically, the fair value of our financial assets may decline while the fair value of our financial liabilities may increase due to changes in market risk factors. Our exposure to interest rate risk, however, represents our most critical market risk factor since our earnings primarily are driven by net interest income.

Interest Rate Risk Management:

Our interest rate risk management objective is to manage our exposure to interest rate risk within appropriate limits rather than eliminate our entire exposure to interest rate risk. In this regard, we have established policies and procedures that include guidelines on the amount of exposure to interest rate changes we are willing to accept. Our Asset/Liability Management Committee provides oversight of these risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. Our strategy to mitigate losses due to interest rate risk is outlined below.

Monitoring and Analyzing Interest Rate Risk:

•	We monitor the risk to our net interest income, and average maturity of our interest-earning assets and funding sources.

•	We measure and manage market exposure through four measurements: duration, convexity, curve, and volatility.

▪
Duration measures our exposure to parallel interest rate shifts where changes in interest rates occur at similar rates across the yield curve.  Duration of equity is a measure that expresses the interest rate sensitivity of the present value of the Bank’s cash flow in terms of duration years of portfolio equity. We report the results of our duration of equity calculations to the FHFA each quarter. We measure duration of equity in a base case using the actual yield curve as of a specified date and then shock it with an instantaneous shift of the entire curve. Effective duration measures price sensitivity taking into account that the expected cash flows will change as interest rate change due to any prepayment options embedded within a financial instrument.

▪
Convexity measures how fast duration changes as a function of interest rate changes. Convexity is largely driven by mortgage cash flows that vary significantly as borrowers respond to rate changes by either prepaying their mortgages or slowing such prepayments.

▪	Curve quantifies our exposure to non-parallel shifts in the yield curve.

▪
Volatility describes the degree to which the value of options, explicit or embedded, fluctuates. MPF Loans held in portfolio and MBS include options held by the mortgage borrowers to prepay their loans. As a result, we have effectively sold options by owning MPF Loans held in portfolio and MBS. Some consolidated obligations issued by us have effective purchased options that allow us to call the bonds prior to the contractual maturity date.

•
We analyze the risk of our mortgage assets on a regular basis and consider the interest rate environment under various interest rate scenarios. We also perform analyses of the duration and convexity of the portfolio.

Mortgage-Related Assets

MPF Loans Held in Portfolio and MBS:

The predominant source of interest rate risk in our market risk profile is attributable to mortgage-related assets. Our mortgage-related assets include, but are not limited to, MPF Loans held in portfolio and MBS. Interest rate risk results from prepayment options embedded in mortgage-related assets. Specifically, changes in interest rates may result in extensions or contractions in the expected maturities of our mortgage-related assets. Interest rate swaps, swaptions, and futures contracts may be used to hedge the duration, convexity, and prepayment risk on MPF Loans held in portfolio. We issue both callable and noncallable debt to achieve cash flow patterns and liability durations similar to those expected on MPF Loans held in portfolio.

Economic Hedges:

An economic hedge is defined as a derivative that does not qualify (or was not designated) for hedge accounting, but is an acceptable hedging strategy for risk management purposes. These economic hedging strategies also comply with FHFA regulations that prohibit speculative hedge transactions. An economic hedge may introduce the potential for earnings volatility

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

caused by the changes in fair value on the derivatives that are recorded in income but not offset by recognizing corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments.

We utilize economic hedges to manage our duration, convexity, curve, and volatility. We hedge the duration and convexity of MPF Loans held in portfolio by using economic hedges or through the use of callable and noncallable debt. Convexity risks arise principally from the prepayment option embedded in our MPF Loans held in portfolio and MBS. As interest rates become more volatile, changes in our duration and convexity profile become more volatile. As a result, our level of economic hedging activity, as discussed below, may increase resulting in an increase in hedging costs.

Our primary risk mitigation tools include funding instruments, swaps, swaptions, futures, options on futures and mortgages, caps, floors and callable debt. We do not manage exposure to spreads. Based on our risk profile, we do not use our funding to match the cash flows of our mortgage related assets on a transaction basis. Rather, funding is used to address duration, convexity, curve, and volatility risks at either a portfolio or balance sheet level.

Economic hedges may be executed to reduce exposure or the risk associated with a single transaction or group of transactions. Our economic hedges are evaluated daily and adjusted as deemed necessary.

MPF Government MBS Product:

Each delivery commitment is hedged during the delivery commitment period and during the period while the loan is on the Bank’s balance sheet by selling forward Ginnie Mae and Fannie Mae TBA contracts. These TBA contracts may be executed to reduce the market risk exposure associated with buying or holding an MPF Government MBS loan until it is securitized. The hedges are evaluated daily and adjusted as deemed necessary.

MPF Xtra and MPF Direct Products:

We enter into offsetting delivery commitments under the MPF Xtra and MPF Direct products, where we agree to buy mortgage loans from PFIs and simultaneously re-sell them to third party investors. Accordingly, we are not exposed to market risk with respect to these delivery commitments.

Advances

The optionality embedded in certain advances may create interest rate risk. When a member prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a member's decision to prepay an advance. When we offer advances (other than short-term advances) that a member may prepay or expand (increase the par amount at a later date) without a fee, we may finance such advances with callable or noncallable debt or enter into a derivative to achieve hedge accounting treatment.

Cash Flow Hedges

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

Fair Value Hedges

With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive floating rate interest payments based off of LIBOR. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain nonputable fixed-rate advances. In the case of putable advances, the transactions are primarily hedged under a highly effective hedge relationship. In those cases, the swap counterparty can cancel the derivative financial instrument on the same date that we can put the advance back to the member.

Federal Home Loan Bank of Chicago
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

Economic Hedges

Interest rate swaps, swaptions, and futures contracts may be used to hedge the duration and convexity of the advances portfolio; as well as the prepayment risk on advances and the expander feature risk, which allows a member one or multiple opportunities to increase the principal amount of the advance. We issue both callable and noncallable debt intended to achieve cash flow patterns and liability durations similar to those expected on advances. We may also purchase cancelable swaps in an effort to minimize the prepayment risk embedded in the advances.

Non-MBS Investment Securities

Our major security types, excluding MBS, are based on the nature and risks of the security. These securities include, but are not limited to, the following:

•
U.S. Government & other government related may consist of the sovereign debt of the United States; debt issued by government sponsored enterprises (GSE); and non-mortgage-backed securities of the Small Business Administration and Tennessee Valley Authority.

•	Federal Family Education Loan Program - asset backed securities (FFELP ABS).

•	State or local housing agency obligations.

We endeavor to manage the interest rate and prepayment risk associated with these non-MBS securities through a combination of debt issuance and derivatives.

Fair Value Hedges

We use interest rate swaps to hedge certain AFS securities to shorten our duration profile in an increasing interest rate environment. Our hedge strategy focuses on hedging the benchmark interest rate of LIBOR by effectively converting fixed-rate securities into floating rate assets to reduce our exposure to rising interest rates. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness under the long-haul method. AFS securities are carried at fair value. Changes in fair value on AFS securities are recognized into AOCI in our statements of condition, except for AFS securities that are in a fair value hedge relationship. Changes in fair value on AFS securities in a fair value hedging relationship are immediately recognized into noninterest income on derivatives and hedging activities in our statements of income. Specifically, the adjustment to the AFS security's carrying amount for changes in the benchmark interest rate is the amount that is recognized in noninterest income on derivatives and hedging activities in our statements of income in order to offset the gain or loss on the hedging instrument. Any gain or loss on these AFS securities that is not attributable to changes in the benchmark interest rate is recognized into AOCI. Changes in fair value on the derivative hedging these AFS securities in a fair value hedging relationship also are immediately recognized into noninterest income on derivatives and hedging activities into our statements of income.

Economic Hedges

We may manage against prepayment and duration risk by funding investment securities with consolidated obligations that have call features, by economically hedging the prepayment risk with caps, floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities.

We may also manage the risk arising from changing market prices and volatility of investment securities classified as trading securities by entering into derivative financial instruments (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are recognized in noninterest income.

Discount Notes

Cash Flow Hedges

Our hedge objective is to mitigate the variability of cash flows associated with the benchmark interest rate, London Interbank Offer Rate (LIBOR), of variable interest streams associated with the recurring maturity and re-issuance of short-term fixed rate

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

discount notes. The variability in cash flows associated with each new issuance of discount notes results from changes in LIBOR over a specified hedge period caused by the recurring maturity and re-issuance of short-term fixed-rate discount notes over that hedge period. Our hedge strategy may involve the use of forward starting swaps to hedge this variability in cash flows due to changes in LIBOR so that a fixed-rate is secured over the life of the hedge relationship. In effect, we are changing what would otherwise be deemed a variable-rate liability into a fixed-rate liability. The total principal amount at issuance of the discount notes (i.e. net proceeds) and the total principal amount of the discount notes on an ongoing basis is equal to or greater than the total notional on the actual swaps used as hedging instruments. We document at hedge origination, and on an ongoing basis, that our forecasted issuances of discount notes are probable. We measure effectiveness each period using the hypothetical derivative method. The purpose of this measurement is to reclassify the amount of hedge ineffectiveness from AOCI to noninterest income on derivatives and hedging activities in the periods where the actual swap has changed in fair value greater than the hypothetical swap's changes in fair value.

Consolidated Obligation Bonds

Fair Value Hedges

We endeavor to manage the fair value risk of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation bonds. For instance, when a fixed-rate consolidated obligation bond is issued, we may simultaneously enter into an interest rate swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation bond. We also hedge the LIBOR benchmark rate on callable fixed-rate step-up consolidated obligation bonds at specified intervals where we own a call option(s) to terminate the consolidated obligation bond. The hedging instrument is a fixed-rate interest rate swap with a matching step-up feature that converts the callable fixed-rate step-up bond into a floating rate liability and has an offsetting call option(s) to terminate the interest rate swap. Such transactions are treated as fair value hedges. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. We apply shortcut accounting to certain noncallable fixed-rate consolidated obligations.

Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criterion. Electing the fair value option for a financial instrument allows us to better match the changes in fair value on that financial instrument with the interest rate swap economically hedging it.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table outlines our hedge activity by hedged item or economic risk exposure, hedging instrument, hedge type and notional amount by hedging activity.

As of December 31,			Notional Amount
Hedged Item/Economic Risk Exposure [a]	Hedge Type	Hedging Instrument	2016	2015
Investment Securities	Fair value	Receive floating, pay fixed interest rate swap	$3,551	$3,717
	Economic	Receive floating, pay fixed interest rate swap	1,000	1,105
			4,551	4,822

Advances	Fair value	Receive-floating, pay fixed interest rate swap (without options)	3,795	3,502
		Receive-floating, pay fixed interest rate swap (with options)	847	981
	Economic	Pay fixed, receive floating swap	976	521
		Interest rate swaps or swaptions	—	405
		Other	49	6
			5,667	5,415

MPF Loans	Economic	A combination of swaps, swaptions, caps, floors, futures, forward settlements and to-be-announced (TBA) forward contracts	15,200	16,780

Discount Notes	Cash flow	Receive-floating, pay fixed interest rate swap	5,968	5,968
	Economic	Receive-fixed, pay floating interest rate swap	6,375	11,508
			12,343	17,476

Consolidated Obligation Bonds	Fair value	Receive-fixed, pay floating interest rate swap (without options)	4,530	2,858
		Receive fixed, pay floating interest rate swap (with options)	7,308	8,065
	Economic	Receive-fixed, pay floating interest rate swap (without options)	2,027	518
		Receive fixed, pay floating interest rate swap (with options)	3,661	460
		Other	74	50
			17,600	11,951

Intermediary transactions on behalf of members with counterparties	Economic	Receive floating interest rate swap, pay-fixed	83	84
Mortgage purchase commitments	Standalone	Mortgage delivery commitment	760	479
Total			$56,204	$57,007

[a]	Hedged item only applies to hedges that qualify for hedge accounting. Economic risk exposure applies economic hedges that are accounted for at fair value.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Our key interest rate risk exposures and interest rate risk within specific financial instruments are discussed below.

Key Interest Rate Risk Exposures:

•
Yield curve risk - We are exposed to interest rate movements in certain yield curves, such as LIBOR and OIS, which are used to discount the future cash flows attributable to our financial instruments, including derivatives. We measure our yield curve risk as follows:

▪	Yield risk - Change in market value for a one basis point parallel increase in the swap curve.

•
Option risk - We are exposed to option risk as the value of option positions (explicit and embedded) vary due to changes in the implied volatility of the yield curve as well as the yield curve itself.  We measure our option risk as follows:

▪	Option risk (implied volatility) – Change in market value for a one percent parallel increase in the swaption volatility.

▪	Option risk (prepayment speeds) – Change in market value for a one percent increase in prepayment speeds.

•
Basis risk - We are exposed to basis risk as the yields on different assets, liabilities and derivatives are determined on different yield curves. This includes (1) differences between the swap curve and the Office of Finance cost of funds or consolidated obligation curve; (2) changes in individual securities' spreads to the swap curve as a result of changes in supply, demand, and credit quality of different securities in the market; and (3) changes in mortgage rates relative to the swap curve. We measure our basis risk as follows:

▪	Basis risk (spread to swap curve) – Change in market value for a one basis point parallel increase in the spread to the swap curve.

▪	Basis risk (mortgage spread) – Change in market value for a one basis point increase in mortgage rates.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of December 31, 2016
Advances	$(3)	$—	$—	$(13)	$—
MPF Loans	(2)	(3)	(1)	(1)	1
Mortgage Backed Securities	(3)	(1)	(1)	(4)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	7	7	—	7	—
Derivatives	1	(4)	—	—	—
Total	$(1)	$(1)	$(2)	$(14)	$1

As of December 31, 2015
Advances	$(3)	$—	$—	$(10)	$—
MPF Loans	(1)	(2)	(2)	(2)	1
Mortgage Backed Securities	(4)	(1)	(1)	(5)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	6	5	—	6	—
Derivatives	3	(3)	—	—	—
Total	$—	$(1)	$(3)	$(14)	$1

As of December 31, 2016, our sensitivity to changes in implied volatility was $(1) million. At December 31, 2015, our sensitivity to changes in implied volatility was also $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

The following table presents the duration of equity reported by us to the FHFA in accordance with the FHFA's guidance, which prescribes that down and up interest-rate shocks equal 200 basis points. The results are shown in years of duration equity.

As of December 31, 2016			As of December 31, 2015
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
2.3	1.3	1.8	2.8	0.6	0.7

As of December 31, 2016, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $388 million, and our market value of equity to book value of equity ratio was 108%. At December 31, 2015, our fair value surplus was $351 million and our market value of equity to book value of equity ratio was 108%. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.
The following table reflects the change in market risk limits under the Market Risk Policy established by our Asset/Liability Management Committee.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	December 31, 2016		December 31, 2015
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$192	$(370)	$123	$(370)
-100 bp	101	(155)	65	(155)
-50 bp	38	(60)	22	(60)
-25 bp	17	(30)	8	(30)
+25 bp	(17)	(30)	(6)	(30)
+50 bp	(36)	(60)	(14)	(60)
+100 bp	(76)	(155)	(31)	(155)
+200 bp	(167)	(370)	(63)	(370)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 8.	Financial Statements and Supplementary Data.

Our Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1.

Supplementary Data - Selected Quarterly Financial Data (Quarter amounts are unaudited)

	Year	4th	3rd	2nd	1st
2016
Interest income	$1,259	$315	$309	$317	$318
Interest expense	803	203	196	206	198
Provision for credit losses	1	1	—	—	—
Net interest income after provision for (reversal of) credit losses	455	111	113	111	120
Noninterest income	76	15	14	50	(3)
Noninterest expense	167	39	42	46	40
AHP assessment	37	9	9	11	8
Net income	$327	$78	$76	$104	$69

2015
Interest income	$1,252	$318	$304	$309	$321
Interest expense	744	183	182	188	191
Provision for credit losses	5	—	1	4	—
Net interest income after provision for (reversal of) credit losses	503	135	121	117	130
Noninterest income	23	10	(6)	24	(5)
Noninterest expense	138	37	35	33	33
AHP assessment	39	11	8	11	9
Net income	$349	$97	$72	$97	$83

Federal Home Loan Bank of Chicago
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

Management's Report on Internal Controls over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management uses as guidance the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” and other authoritative guidance on governance and internal control. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on these factors, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of December 31, 2016, and as a result, we did not accrue a liability. For additional information, see Note 10 - Consolidated Obligations and Note 17 - Commitments and Contingencies to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 9B. Other Information.

PricewaterhouseCoopers LLP (PwC) serves as the independent registered public accounting firm for us and the other FHLBs. Rule 2-01(c)(1)(ii)(A) of Regulation S-X (the Loan Rule) prohibits an accounting firm, such as PwC, and any covered person in the firm, from having certain financial relationships with their audit clients and affiliated entities. Specifically, the Loan Rule provides, in the relevant part, that an accounting firm generally would not be independent if the accounting firm or any covered person in the firm receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.”

PwC has advised the Bank that as of February 24, 2017, it and certain covered persons in the firm have borrowing relationships with two Bank members (referred to below as the “Lenders”) who each own more than ten percent of the Bank’s capital stock which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances of PwC’s and its covered persons’ relationships with these Lenders as well as PwC’s and the Audit Committee’s conclusions concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

PwC advised the Audit Committee of the Bank that it believed that, in light of the facts of each borrowing relationship, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement is not impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion.

PwC advised the Audit Committee that this conclusion is based in part on the following considerations with respect to borrowing relationships between one of the Lenders and PwC:

•	the borrowings are in good standing and the Lender does not have the right to take action against PwC, as borrower, in connection with the financings;

•	the debt balances outstanding were immaterial to PwC and to the Lender;

•	PwC has borrowing relationships with a diverse group of lenders, therefore PwC is not dependent on any single lender or group of lenders; and

•	the PwC audit engagement team has no involvement in PwC’s treasury function and PwC’s treasury function has no oversight or ability to influence the PwC audit engagement team.

PwC has also advised the Audit Committee that it does not believe that the borrowing relationships among its U.S. firm partners and one of the Lenders that participates in a syndicate financing program to fund capital contribution requirements impair PwC’s ability to exercise objective and impartial judgment.

PwC advised the Audit Committee that with respect to borrowing relationships between one of the Lenders and an engagement team member, its conclusion is based on factors listed above and the following considerations:

•	the Lender has not made any attempt to influence the conduct of the audits or objectivity and impartiality of this engagement team member;

•	each loan was obtained under the Lender’s normal lending procedures, terms, and requirements; and

•	each loan is current.

Additionally, PwC advised the Audit Committee that with respect to certain covered persons who do not play an active role in the Bank’s audit and that have borrowing relationships with the Lenders, its conclusion is based on such professionals being required to disclose immediately any relationships that may raise issues about objectivity, independence, conflicts of interest, or favoritism.

Moreover, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership and governance structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although each of the Lenders owned more than ten percent of the Bank’s capital stock, the voting power of each Lender’s capital stock is less than ten percent;

•
no individual officer or director of a member or independent director that served on the board of directors has the ability to significantly influence the Bank based on the composition of the board of directors; and

•	no officer or director of either Lender served on the board of directors of the Bank.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Based on the Audit Committee’s evaluation, the Audit Committee concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

If in the future, however, PwC is ultimately determined under the Loan Rule not to be independent with respect to the Bank, or permanent relief regarding this matter is not granted by the SEC, the Bank may need to take other actions and incur other costs in order for the Bank’s previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q to be deemed compliant with applicable securities laws. Such actions may include, among other things, obtaining a new audit and review of our historical financial statements by another independent registered public accounting firm. Any of the foregoing could have an adverse impact on the Bank.

For further discussion of Bank members owning more than ten percent of the Bank’s capital stock at December 31, 2016, please see Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in this Form 10-K. For a discussion of the voting rights of our members, please see Item 10 - Directors, Executive Officers, and Corporate Governance - 2016 Director Election on page 88 of this Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our Board is comprised of a combination of industry directors elected by the Bank's member institutions (referred to as member directors) on a state-by-state basis and independent directors elected by a plurality of the Bank's members (referred to as independent directors). No member of the Bank's management may serve as a director of an FHLB. Our Board currently includes ten member directors and eight independent directors.

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

Nomination of Independent Directors

For independent directors, the members elect these individuals on an at large basis to four-year terms, subject to FHFA designation. Independent directors cannot be officers or directors of a Bank member, and must meet certain statutory and regulatory eligibility criteria. To be eligible to serve as an independent director, an individual must be a citizen of the United States and a bona fide resident of the district in which the Bank is located. FHFA regulations require that an independent director (other than a public interest independent director) must have experience in or knowledge of one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices and the law. In addition, the FHFA regulation requires a public interest independent director to have more than four years' experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

2016 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2016 was the election of certain member and independent directors, which occurred in the fourth quarter of 2016 as described above. We conducted this election to fill three open member directorships and three open independent directorships for 2017 designated by the FHFA. In 2016, the nomination and election of member directors was conducted by mail. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 9, 2016, as amended by an 8-K/A filed on December 19, 2016.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 28, 2017.

Name	Age	Director Since	Expiration of Term as of December 31,

William W. Sennholz, Chairman [b]	51	2008	2018
Michael G. Steelman, Vice Chairman [a]	66	2011	2018
James T. Ashworth [a]	65	2013	2020
Owen E. Beacom [a]	58	2012	2019
Edward P. Brady [d]	53	2009	2019
Mary J. Cahillane [d]	65	2011	2020
Mark J. Eppli [d]	55	2012	2017
Joseph Fazio III [b]	55	2017	2020
Michelle L. Gross [a]	47	2015	2020
E. David Locke [b]	68	2007	2017
Phyllis Lockett [d]	52	2015	2019
David R. Pirsein [a]	64	2015	2018
John K. Reinke [b]	65	2012	2019
Leo J. Ries [c]	63	2009	2018
Steven F. Rosenbaum [a]	60	2007	2017
Lois Alison Scott [d]	56	2017	2019
Gregory A. White [c]	53	2009	2017
Charles D. Young [d]	49	2015	2020

[a]	Illinois member director.

[b]	Wisconsin member director.

[c]	Public interest independent director.

[d]	Independent director.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Mr. Beacom serves on the following Board committees of the Bank: Human Resources & Compensation and Operations & Technology.

Edward P. Brady has served as president/owner of Brady Homes and Brady Group in Bloomington, Illinois, since 1988.  He serves on the Executive Committee and Board of Directors for the National Association of Home Builders and the Home Builders Association of Illinois. Mr. Brady is a former director of Freestar Bank, served as Chairman of the Brady for Illinois 2010 campaign, and has previously served on the Board of Habitat for Humanity for Illinois, the Illinois Chamber of Commerce, the Board of Economic Development Council for McLean County, and other community organizations. Mr. Brady currently serves as chairman of the National Association of Home Builders. The Board nominated Mr. Brady to serve as an independent director based on his knowledge of and experience in organizational management and project development, as indicated by his background.

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

Ms. Cahillane serves on the following Board committees of the Bank: Audit, Executive & Governance and Risk Management (Chairman).

Mark J. Eppli is Robert B. Bell, Sr. Chair in Real Estate at Marquette University in Milwaukee, Wisconsin. Dr. Eppli was appointed Bell Chair in 2002, has served as the Director of the Center for Real Estate since 2009, and served as Interim Keyes Dean of Business at Marquette University from 2012 to 2015. Dr. Eppli was also Professor of Finance and Real Estate in the School of Business and Public Management at The George Washington University in 2002, Associate Professor of Finance and Real Estate at The George Washington University from 1997 to 2002 and Assistant Professor of Finance and Real Estate at The George Washington University from 1991 to 1997. He was an active instructor and author for the Urban Land Institute from 1992 to 2012. Dr. Eppli was also a Lecturer and Teaching Assistant at the University of Wisconsin-Madison from 1987 to 1991. Prior to obtaining his doctorate, Dr. Eppli pursued a career in commercial real estate, serving as Manager of Research and Investment Analysis with PM Realty Advisors from 1985 to 1986 and a Specialist in Real Estate Acquisitions at GE Capital Corporation from 1984 to 1985. Dr. Eppli is past recipient of the Greater Washington Urban League’s “Volunteer of the Year” and Urban Land Institute’s “Star Performer” awards for his efforts to attract minorities to the commercial real estate industry. He is current President of the Real Estate Research Institute and Distinguished Fellow at NAIOP, the Commercial Real Estate Development Association. The Board nominated Dr. Eppli to serve as an independent director based on his knowledge of and experience in financial management and risk management practices, as indicated by his background.

Dr. Eppli serves on the following Board committees of the Bank: Affordable Housing and Risk Management (Vice Chairman).

Joseph Fazio III is Co-founder, Board Chairman and CEO of Commerce State Bank, a De Novo bank, which opened in 2005. Mr. Fazio is the only CEO Commerce State Bank has had, having held the positions of Chairman and CEO from 2005 to present. Mr. Fazio also serves as a director of the bank’s holding company, Commerce Financial Holdings, Inc. Prior to founding Commerce State Bank, Mr. Fazio led a privately-held marketing company from 2002-2004, was Director of Corporate Marketing for Metavante (now FIS) from 1998 to 2002, led Personal Trust Administration for M&I Trust Company (now BMO) from 1995 to 1998, and held several management positions with IBM from 1983 to 1995. Mr. Fazio is a 1983 graduate of St. Norbert College, and in 1988 earned his master’s degree from Edgewood College. He served as a member of the board of directors of the Wisconsin Bankers Association from 2013 to 2016. An active member of his community, he has served as an elected official for the City of Cedarburg and has held several City board appointments. He is President of the Greater Cedarburg Community

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Foundation, and has served on the board of non-profits such as St. Francis Borgia School, Walker’s Point Youth and Family Center, and the Cedarburg Athletic Booster Club. Mr. Fazio is the author of the book, “This Might be a Dumb Question, but How Does Money Work?”

Mr. Fazio serves on the following Board committees of the Bank: Audit and Operations & Technology.

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

Ms. Gross serves on the following Board committees of the Bank: Human Resources & Compensation and Risk Management.

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

Ms. Lockett serves on the following Board committees of the Bank: Operations & Technology and Risk Management.

David R. Pirsein has served as President & CEO of First National Bank in Pinckneyville, First Perry Bancorp Inc. and its subsidiary, First National Insurance Services, Inc. since 2005. He has been an active Community Banker for over 35 years. Mr. Pirsein is a board member and executive committee member of the Shazam Inc. board, an EFT network and payments processor. He is the Southern Illinois Regional Vice-Chairman and board member of the Community Bankers Association of Illinois and a board member of its subsidiary, the Community BancService Corp. He currently serves as Assistant Secretary and Finance chairman of the Pinckneyville Community Hospital Board. He also serves on the board of governors of the Southern Illinois Real Estate Title Company, LLC. He is an active participant on the Pinckneyville strategic planning committee and is a Chamber member. Mr. Pirsein previously served two terms on the St. Louis Federal Reserve Board where he held the position

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

of Audit committee chairman for several years. He graduated from Southern Illinois University Carbondale with a degree in Finance and Banking and has attended many banking schools, including the Graduate School of Banking in Madison, Wisconsin.

Mr. Pirsein serves on the following Board committees of the Bank: Executive & Governance (Alternate), Operations & Technology (Vice Chairman) and Public Policy.

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

Mr. Ries serves on the following Board committees of the Bank: Affordable Housing (Vice Chairman) and Operations & Technology.

Steven F. Rosenbaum has been employed by Prospect Federal Savings Bank since 1987. He has served as President and CEO since 1998 and, in 2006, was named Chairman of the Board. Prior to his service with Prospect Federal Savings Bank, he was a lobbyist with the Illinois State Chamber of Commerce. In addition, he serves on the Board of the Illinois League of Financial Institutions (Chairman from 2002 to 2003), as a member of the Illinois Board of Savings Institutions and as a past member of the Mutual Institutions Committee for the American Bankers Association. Mr. Rosenbaum served on the Council of Federal Home Loan Banks from 2011 to 2015 (Chairman from 2014 to 2015) and he is also a member of the Board of Directors and Chairman of Brother Rice High School (Chicago, Illinois).

Mr. Rosenbaum serves on the following Board committees of the Bank: Audit, Executive & Governance and Public Policy.

Lois Alison Scott has been with Epoch Advisors since 2015, and has served as President since 2015. From 2011 to 2015, Ms. Scott served as the Chief Financial Officer for the City of Chicago, the first woman to ever serve in that capacity. In 2011, Ms. Scott co-founded and chaired the Municipal CFO Forum with the Harris School of the University of Chicago where she now chairs the Advisory Board for the Center on Municipal Finance. From 2002 to 2011, Ms. Scott was Chief Executive Officer of a financial advisory firm that served large corporate and governmental clients. Prior to that, she served as President and Vice Chair of a technology company that provided a family of services to schools. Ms. Scott started her career at First Chicago (now JPMorgan), where she was responsible for governmental, healthcare and higher education clients in an eight-state region. She serves on the board of MBIA, Inc., the Chicago Stock Exchange and the advisory board of other privately held financial services companies. The Board nominated Ms. Scott to serve as an independent director based on her knowledge of and experience in accounting and financial management practices, as indicated by her background.

Ms. Scott serves on the following Board committees of the Bank: Audit and Risk Management.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Gregory A. White has been the President and Chief Executive Officer for LEARN Charter Schools located in Chicago, Illinois, from 2008 to present. Mr. White is leading an entrepreneurial effort to grow this nationally recognized network of high performing elementary schools from ten serving 4,200 students to sixteen schools serving 8,000 students. Prior to LEARN, Mr. White worked for The Chicago Community Trust (Vice President of Strategy & Operations), Chicago Venture Partners, L.P. (Co-founder & Partner), Salomon Brothers (Bond Salesman), Continental Bank (Real Estate Lender), The Rouse Company (Research Analyst) and the Enterprise Foundation (Assistant Field Officer). Mr. White also served on the board of directors of Learn Charter School Network, Lakefront Supportive Housing Christ the King High School, and the Chicago Transit Authority Citizens Advisory Board. Mr. White earned a Masters of Business Administration from Harvard Business School and graduated with honors from Brown University. The Board nominated Mr. White to serve as an independent director based on his experience representing consumer and community interests in credit needs and housing, as indicated by his background.

Mr. White serves on the following Board committees of the Bank: Human Resources & Compensation and Public Policy.

Charles D. Young has been with Colony Starwood Homes (formerly Starwood Waypoint Residential Trust), a public real estate investment trust, since 2012. He has served as Chief Operating Officer since March 2015 and as Senior Division Vice President and Regional Director prior to that. Colony Starwood Homes acquires, renovates, leases, and manages residential assets in the United States, focused primarily on acquiring single-family rental homes and non-performing residential mortgage loans. Prior to his employment with Colony Starwood Homes, Mr. Young served as Executive Vice President at Mesa Development, a private real estate development firm, from 2003 to 2012, and as a senior analyst at Goldman Sachs from 1999 to 2000. Mr. Young started his career in the National Football League before co-founding and serving from 1994 to 2000 as managing director of the Kaleidoscope Group, a firm that provides management consulting, human resource, and strategic diversity initiative services to Fortune 500 clients. Mr. Young earned a Masters of Business Administration from the Stanford Graduate School of Business, and a Bachelor of Arts in Economics from Stanford University. The Board nominated Mr. Young to serve as an independent director based on his knowledge of and experience in organizational management, financial management and project development, as indicated by his background.

Mr. Young serves on the following Board committees of the Bank: Affordable Housing and Human Resources & Compensation.

There are no family relationships among the above directors or our executive officers.

Audit Committee

Our Audit Committee is comprised of non-executive directors. The Audit Committee Charter is available in full on our website at
http://www.fhlbc.com/OurCompany/Pages/federal-home-loan-bank-chicago-governance.aspx.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Audit Committee Report

March 9, 2017

The Audit Committee is composed of seven non-executive directors, two of whom are non-member directors, and operates under a written charter adopted by the Board of Directors that was last amended on December 15, 2016. Our Board of Directors determined that each Audit Committee member (Directors Steelman, Reinke, Cahillane, Fazio, Rosenbaum, Scott and Sennholz) is an “Audit Committee financial expert” for purposes of SEC requirements. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2016 and currently, is not independent, with the exception of Directors Cahillane, Scott and Young who do not serve as officers or directors of a Bank member. Under Federal Housing Finance Agency (FHFA) regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Director Independence on page 118.

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

Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the appointment of PwC as the Bank's independent registered public accounting firm for 2017.

Federal Home Loan Bank of Chicago
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

Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PwC, is responsible for performing an independent audit of the Bank's financial statements and of the effectiveness of internal control over financial reporting in accordance with auditing standards promulgated by the PCAOB and the U.S. Government Accountability Office. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 11 times during 2016, and has regular executive sessions with both internal and external auditors.

In this context, prior to their issuance, the Audit Committee reviewed and discussed the quarterly and annual earnings releases, financial statements (including the presentation of non-GAAP financial information) and disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including significant accounting policies and judgments) with management, the Bank’s internal auditors and PwC. The Audit Committee also reviewed the Bank’s policies and practices with respect to financial risk assessment, as well as its processes and practices with respect to enterprise risk assessment and management. The Audit Committee discussed with PwC matters required to be discussed by Auditing Standard No. 16 Communications with Audit Committee, as amended, and Rule 2-07 (Communication with Audit Committees) of Regulation S-X. The Audit Committee has also received the written disclosures and the letter from PwC required by the applicable requirements of the PCAOB regarding PwC’s communications with the Audit Committee concerning independence, and has discussed with PwC its independence [Item 407(d)(3) of Reg. S-X]. The Audit Committee met with PwC and with the Bank’s internal auditors, in each case, with and without other members of management present, to discuss the results of their respective examinations, the evaluations of the Bank’s internal controls and the overall quality and integrity of the Bank’s financial reporting. Management represented to the Audit Committee that the Bank's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Based on the reviews and discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report, the Audit Committee recommended to the Board, and the Board has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2016, for filing with the Securities and Exchange Commission.

As of the date of filing for this Annual Report on Form 10-K, the members of the Audit Committee are:

Michael G. Steelman (Chairman)
John K. Reinke (Vice Chairman)
Mary J. Cahillane
Joseph Fazio III
Steven F. Rosenbaum
Lois Alison Scott
William W. Sennholz (ex officio)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 28, 2017:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Matthew R. Feldman	63	President and Chief Executive Officer	2003
Michael A. Ericson	45	Executive Vice President, Members and Markets	2005
Thomas H.W. Harper*	51	Executive Vice President, General Auditor	2005
Michelle Jonson	43	Executive Vice President & Chief Risk Officer	2000
Roger D. Lundstrom	56	Executive Vice President & Chief Financial Officer	1984
Samuel J. Nicita	56	Executive Vice President & Chief Information Officer	2008
John Stocchetti	60	Executive Vice President, Mortgage Partnership Finance Program and the Project Management Office	2006
Laura M. Turnquest	52	Executive Vice President, General Counsel & Corporate Secretary	2004
Nancy A. Labelle	62	Senior Vice President, Bank Services	2012

*
Although Mr. Harper is a non-voting member of the Bank's Executive Team, he is not considered an "executive officer" as defined in Rule 3b-7 of the Securities Exchange Act of 1934 because he is not in charge of a principal business unit, division or function, nor does he perform a similar policy making function.

Matthew R. Feldman became President and Chief Executive Officer in May 2008, after serving as Acting President from April 2008 until then. Mr. Feldman was Executive Vice President, Operations and Administration of the Bank from 2006 to 2008, Senior Vice President, Risk Management of the Bank from 2004 to 2006 and Senior Vice President, Manager of Operations Analysis of the Bank from 2003 to 2004. Prior to his employment with the Bank, Mr. Feldman was Co-founder and Chief Executive Officer of Learning Insights, Inc. from 1996 to 2003. Mr. Feldman conceived, established, financed, and directed the operations of this privately held e-learning company. Mr. Feldman was President of Continental Trust Company, a wholly-owned subsidiary of Continental Bank from 1992 to 1995 and Managing Director-Global Trading and Distribution of Continental Bank from 1988 to 1992. Mr. Feldman currently serves on the Board of Directors of the FHLBs' Office of Finance, and as Chairman of the Board of the Pentegra Defined Benefit Plan for Financial Institutions.

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

Federal Home Loan Bank of Chicago
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

Laura M. Turnquest became Executive Vice President, General Counsel & Corporate Secretary of the Bank in August 2016. Prior to that, Ms. Turnquest was: Senior Vice President, Deputy General Counsel from 2007 to August 2016; Vice President, Deputy General Counsel from 2006 to 2007; and Assistant Vice President, Assistant General Counsel from 2004 to 2006. Prior to joining the Bank, Ms. Turnquest was an associate in the Banking and Finance practice at Mayer Brown LLP from 1997 to 2004.

Nancy A. Labelle became Senior Vice President & Group Head, Bank Services of the Bank in March 2013, after serving as Director, Human Resources of the Bank from October 2012 until then.  Prior to joining the Bank, Ms. Labelle was Regional Human Resources Manager - Americas with AkzoNobel, Surface Chemistry from 2010 to 2012.  Previously, Ms. Labelle held various positions in human resources with LaSalle Bank NA (ABN AMRO North America, Inc.) from 1980 to 2008, serving as Group Senior Vice President, Human Resources and Head Business Partner for Services/Group Functions from 2006 to 2008.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2016 named executive officers (NEOs): Matthew Feldman, President and CEO; Roger Lundstrom, Executive Vice President & Chief Financial Officer; Michael Ericson, Executive Vice President & Group Head, Members and Markets; Michelle Jonson, Executive Vice President & Chief Risk Officer; and John Stocchetti, Executive Vice President & Group Head, Mortgage Partnership Finance Program and the Project Management Office.

Compensation Discussion & Analysis

Compensation Program Objectives and Philosophy

Our Human Resources & Compensation Committee (the HR&C Committee) is responsible for, among other things, reviewing and making recommendations to the full Board of Directors regarding compensation and incentive plan awards for the Bank's President and CEO and to assist the Board in matters pertaining to the employment and compensation of other executive officers, our employment and benefits programs in general, and overseeing a risk assessment of our compensation policies and practices for all employees. The HR&C Committee may rely on the assistance, advice, and recommendations of the Bank's management and other advisors and may refer specific matters to other committees of the Board.

The goal of our compensation program is to set compensation at a level which allows us to attract, motivate, and retain talented executives who can enhance our business performance and help us fulfill our mission. Our compensation program is designed to reward:

•	Individual performance and attainment of Bank-wide requirements and goals and business strategies on both a short-term and long-term basis;

•	Fulfillment of our mission;

•	Effective and appropriate management of risks, including financial, operational, market, credit, legal, regulatory, and other risks; and

•	The growth and enhancement of executive leadership.

Our current compensation program is comprised of a combination of base salary, short-term incentive compensation, long-term incentive compensation, retirement, severance, and other benefits which reflect total compensation that is consistent with individual performance, business results, job responsibility levels, and the competitive market. Because we are a cooperative and our capital stock generally may be held only by members, we are unable to provide compensation to executives in the form of stock or stock options which is typical in the financial services industry.

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

The FHFA has also issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive's incentive-based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

setting compensation. Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the right to prohibit or limit golden parachute payments under certain conditions as described in Severance Arrangements on page 105.

On June 10, 2016, the FHFA, jointly with five other federal regulators, published a proposed rule that would prohibit certain financial institutions, including the Bank, from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by certain covered persons that could lead to a material financial loss at the institution. The proposed rule would impact the design and operation of our compensation policies and practices, including our incentive compensation policies and practices, if adopted as proposed.

The HR&C Committee has established a risk review framework in connection with its review and approval of incentive compensation plan requirements and goals, risks, and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to our Operations and Technology Committee and the Risk Management Committee of the Board of Directors evaluating operational, market, and credit risk principles against the requirements and goals, risks, and payouts associated with our short-term, deferred and long-term incentive compensation plans, and evaluating whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Bank. The HR&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for 2016 and 2017 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the HR&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the HR&C Committee reviews comparable market compensation information. We participated in the 2015 Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted by Kathy Riemer Compensation Consulting, outlines executive and non-executive compensation information for various positions across all 11 FHLBs.

We also engaged McLagan Partners, a compensation consulting firm, to conduct a broad-based compensation survey for 2015 that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards, and total compensation.  The survey compares our executive officer compensation against three peer groups: (1) commercial banks with $20 billion or more in assets, (2) other FHLBs, and (3) named executive officers from publicly traded financial institutions with $10 billion to $20 billion in assets. McLagan reviewed the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviews the surveys with our HR&C Committee.

The information obtained from the 2015 Federal Home Loan Bank System Key Position Survey and the McLagan Executive Compensation Benchmarking Survey (together, Compensation Surveys) was considered by the Board of Directors, the HR&C Committee, and our President and CEO, as appropriate, when making compensation decisions for 2016.

Elements of Our Compensation Program

On an annual basis, the HR&C Committee reviews the components of our NEO compensation: salary, short- and long-term incentive compensation, matching bank contributions, severance benefits, and projected payments under our retirement plans.

Base salary is included in our NEO compensation package because the HR&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. We generally do not provide perquisites to our executives as part of our compensation program, and during 2016 none of our executives have received perquisites in excess of $10,000 in annual value.

Performance-based compensation is split between our short-term, long-term, and deferred cash incentive award opportunities, providing incentive for our NEOs to pursue particular business objectives consistent with the overall business strategies and risk management criteria set by our Board of Directors. The plans for our NEOs, although designed to reward both overall Bank performance and individual performance, are heavily weighted toward overall Bank performance.

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

The Board of Directors set Mr. Feldman's 2016 base salary at $904,250 effective January 1, 2016, after considering his performance and accomplishments during 2015 and the overall competitive market data from the Compensation Surveys, which maintains Mr. Feldman's base salary above the 90th percentile of the base salaries paid to other FHLB presidents. The Board of Directors determined that this was appropriate based upon his tenure and experience, the complex nature and operations of the Bank relative to the other FHLBs, and the importance of his retention.  The HR&C Committee reviews Mr. Feldman's performance annually and in its discretion may recommend an increase in salary to the Board of Directors for approval.

Mr. Feldman’s employment agreement allows Mr. Feldman to participate in the Bank’s President and Executive Team Incentive Compensation Plan (as amended to date, the Incentive Plan). In 2016, the long-term incentive plan component of Mr. Feldman’s compensation under the Key Employee Long Term Incentive Compensation Plan was replaced by the Deferred Award under the Incentive Plan discussed below. In addition, Mr. Feldman is also entitled to participate in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives. Under the employment agreement, the Bank has agreed to indemnify Mr. Feldman with respect to any tax liabilities and penalties and interest under Section 409A of the Internal Revenue Code of 1986.

For a description of Mr. Feldman's post-termination compensation payable under his employment agreement, see Severance Arrangements on page 105.

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

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the HR&C Committee; it set Mr. Feldman’s base salary at $904,250 for 2016 as described above.

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

Mr. Stocchetti received an 8% increase in base salary for 2016 from $512,050 to $553,050, which maintains his base salary above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his job compared to those serving in similar positions at the other FHLBs and his individual performance. Mr. Ericson received a 7.32% increase in base salary for 2016 from $396,000 to $425,000, which brings his base salary slightly above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his position as compared to those serving in similar positions at the other FHLBs. Mr. Lundstrom received an 8.97% increase in base salary for 2016 from $390,000 to $425,000, which brings his new base salary slightly below the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects his tenure and experience as compared to those serving in similar positions at the other FHLBs. Ms. Jonson received a 6% increase in base salary for 2016 from $350,000 to $371,000, which brings her base salary slightly above the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs. The new base salaries for these NEOs became effective February 1, 2016.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

President and Executive Team Incentive Compensation Plan

Since 2013 our NEOs have participated in the Incentive Plan, which is a cash-based annual incentive plan with a deferral component that establishes individual incentive award opportunities related to achievement of performance objectives by the Bank and by participants during performance periods. Effective January 1, 2017, the Incentive Plan was amended and restated principally to provide for certain awards upon termination of employment (which provisions apply retroactively as further illustrated in the Potential Payments Upon Termination Table on page 113. The Incentive Plan provides the Bank’s executive team management, including our NEOs, the opportunity to earn incentive compensation awards based on the Bank’s achievement of certain financial and performance requirements established by the Board (the Performance Requirements).

The Incentive Plan establishes two performance periods. Incentive Plan participants may earn an annual award following a one-year performance period (an Annual Award) and may receive a deferred award following a three-year deferral period (a Deferred Award). For each performance period the Board will present an opportunity to Incentive Plan participants to earn a total award (an Incentive Award), which is composed of the Annual Award and the Deferred Award, equal to a percentage of each Incentive Plan participant’s annual base salary at the end of the performance period for the Annual Award. After the end of a performance period the Board will determine the total Incentive Award of each Incentive Plan participant based on the achievement of the Performance Requirements at a minimum, target, or maximum level. As approved by the Board for the 2016 - 2019 performance period, the Incentive Award may range for NEOs other than the President & CEO from 40% to 80% of base salary and from 60% to 100% of base salary for the President & CEO. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results. The Annual Award will be equal to 50% of the Incentive Award and the Deferred Award will be equal to 50% of the Incentive Award (subject to adjustment based upon achievement of certain Performance Requirements) and will be deferred during the three-year deferral period. The HR&C Committee may in its discretion increase the Annual Award of an individual Incentive Plan participant to account for such participant’s performance that is not captured in the Performance Requirements applicable to such individual.

In determining the Performance Requirements under the Incentive Plan, the HR&C Committee strives to:

(1)	balance risk and financial results in a manner that does not encourage participants to expose the Bank to imprudent risks;

(2)
make such determination in a manner designed to ensure that participants’ overall compensation is balanced and not excessive in amount and that the awards are consistent with the Bank’s policies and procedures regarding such compensation arrangements; and

(3)
monitor the success of the Performance Requirements and weighting established in prior years, alone and in combination with other incentive compensation awarded to the same participants, and make appropriate adjustments in future calendar years as needed so that payments appropriately incentivize participants and reflect risk.

Performance Requirements for Annual Awards

The Incentive Award opportunity for each performance period will be based on Performance Requirements established annually by the Board. The Incentive Plan provides that the HR&C Committee and the Board will establish separate Performance Requirements for Annual Awards and Deferral Awards. Performance Requirements for Deferred Awards will apply during the deferral period and assessment of the achievement of Performance Requirements will be determined at the end of each deferral period.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The Performance Requirements for the 2016 Annual Awards and total weighting for each requirement are as follows:

	Performance Requirements	Weighting for Chief Risk Officer	Weighting for President and Other NEOs
A	The Core Mission Asset Ratio at 12/31/16, calculated using the annual average par values of outstanding advances plus the unpaid principal balance of mortgage assets acquired from members and held on the Bank’s balance sheet as a proportion of consolidated obligations issued for the Bank	12.50%	15.00%
B	Increase in the par amount of advances outstanding (average daily levels for the fourth quarter of 2016) plus the change in the year-end balances of the Bank's supplemental mission assets and activities from 12/31/15 to 12/31/16	7.50%	10.00%
C	Increase in the level of total retained earnings at 12/31/16 compared to 12/31/15	10.00%	10.00%
D	Member use of Community Investment products measured as the sum of the number of: members participating in 2016 with Community First Fund borrowers; CICA advance borrowers in 2016; AHP member applicants in 2016; and members participating in the Downpayment Plus program in 2016	5.00%	5.00%
E	Net revenue generated by the Bank on MPF products	7.50%	7.50%
F	Implementation of MPF Program enhancement projects	5.00%	5.00%
G	Net income of the MPF Provider vs. the 2016 MPF Provider forecasted net income	7.50%	7.50%
H	Remediation of 2015 FHFA examination findings	15.00%	10.00%
I	Implementation of key Bank projects	20.00%	20.00%
J	Implementation of Diversity and Inclusion initiatives	10.00%	10.00%

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The minimum, target and maximum achievement levels for each Performance Requirement for the 2016 Annual Awards along with actual and weighted achievement (as a percentage of base salary) are set forth in the following table:

					Actual Weighted Incentive Award as % of Salary for
Requirement	Minimum	Target	Maximum	2016 Results	President [a]	Chief Risk Officer [b]	All Other NEOs [b]
A	62.0%	64.0%	66.0%	66.09%	15.00%	10.00%	12.00%
B	$350 million	$500 million	$650 million	$16.863 billion	10.00%	6.00%	8.00%
C	$150 million	$175 million	$200 million	$289 million	10.00%	8.00%	8.00%
D	375 participants	400 participants	425 participants	385 participants	3.40%	2.40%	2.40%
E	$4.3 million	$5.3 million	$6.3 million	$5.892 million	6.89%	5.39%	5.39%
F	3 enhancements	4 enhancements	5 enhancements	President - 0 enhancements, Executive Team (including NEOs) - 3 enhancements	0.00%	2.00%	2.00%
G	($1.5) million	$0.0 million	$0.8 million	$.086 million	6.16%	4.66%	4.66%
H	Complete action plans as assessed by the HR&C Committee with a report from Internal Audit within 90 days of the timeframe agreed upon for each (80% credit)	Complete action plans as assessed by the HR&C Committee with a report from Internal Audit within 30 days of the timeframe agreed upon for each (100% credit)	Complete action plans as assessed by the HR&C Committee with a report from Internal Audit within by the timeframe agreed upon for each (130% credit)	117.00%	10.00%	12.00%	8.00%
I	6 projects	8 projects	10 projects	10 projects	20.00%	16.00%	16.00%
J	4 actions	6 actions	8 actions	8 actions	10.00%	8.00%	8.00%
Total Actual Incentive Award as a % of Salary [c]					91.45%	74.45%	74.45% [d]

[a]
The percentages shown above represent the actual achievement (which includes interpolated amounts where performance fell between the achievement levels) multiplied by (1) the applicable weighting for each requirement and (2) the opportunity percentage (which ranges from 60% to 100% of base salary for the President).

[b]
The percentages shown above represent the actual achievement (which includes interpolated amounts where performance fell between the achievement levels) multiplied by (1) the applicable weighting for each requirement and (2) the opportunity percentage (which ranges from 40% to 80% of base salary for NEOs other than the President).

[c]
50% of the Total Actual Incentive Award achieved is the Annual Award, which is payable at the end of 2016, and 50% of the Incentive Award is the Deferred Award, which is payable at the end of the 2017-2019 deferral period.

[d]
The HR&C Committee began with an award opportunity of 74.45% for Mr. Ericson. After considering the Bank's overall performance and Mr. Ericson's individual performance, the HR&C Committee increased the Incentive Award for Mr. Ericson to 85.62% of his base salary.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Performance Requirements for Deferred Awards

The Performance Requirements for the Deferred Awards during the 2017 - 2019 deferral period and award opportunities (expressed as a percentage of base salary) are set forth in the following table:

	Performance Requirements	Weighting for all NEOs [a]	Minimum	Target	Maximum
A	Ratio of the market value to par value of the Bank's capital stock as of 12/31/19	33.34%	>100%	>105%	>150%
B	Maintain the three minimum regulatory capital ratios at each month end through 12/31/19	33.33%	At least 104 capital requirements	At least 106 capital requirements	In all 36 months (108 capital requirements)
C	Maintain positive annual net income for 2017, 2018 and 2019	33.33%	In 10 of 12 quarters	In 11 of 12 quarters	In all 12 quarters

[a]
If the composite exam rating declines during any of 2017, 2018, or 2019 from the level at 12/31/15 then the calculation based on actual achievement of the Performance Requirements for the Deferred Awards will reflect a reduction of 33% in the weighting of each Performance Requirement above.

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

The amount of the Deferred Award may increase or decrease based on the level of achievement of the Performance Requirements during the deferral period. For the 2016 - 2019 performance period, the amount of the Deferred Award as approved by the Board for each participant can range from 75% to 125% of the initial deferred portion of the Incentive Award as determined at the end of the initial performance period. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results.

Incentive Plan participants are paid their respective Incentive Awards, if any, in cash following the initial and deferred performance periods, provided that the Incentive Plan participant is actively employed by the Bank at the end of the performance period and also provided that participants may elect to defer some or all of an Incentive Award under our Benefit Equalization Plan. Effective January 1, 2017 and retroactively applied to prior performance periods, if a participant dies, becomes disabled, retires, terminates employment for good reason or a change of control occurs, the participant shall be eligible to receive, unless he participates in any activity constituting cause, (a) a pro-rated incentive award for the current performance period based on how long he was employed with the Bank during the year (excluding any period of disability in excess of three months), and (b) all Deferred Awards previously granted. If a participant terminates employment other than as set forth in the immediately preceding sentence, he shall receive all Deferred Awards previously granted, as long as the participant has not been terminated for cause, subject to the terms of the plan. For a description of the terms of the Benefit Equalization Plan see Benefit Equalization Plan on page 107.

See President and Executive Team Incentive Compensation Plan on page 110 for the awards made to the NEOs under this plan.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Key Employee Long Term Incentive Compensation Plan

Although our executive team management previously participated in the Key Employee Long Term Incentive Compensation Plan for the 2013 to 2015 performance period, this long-term incentive component of their compensation was replaced by the Deferred Award under the Incentive Plan discussed above for the 2014-2016 performance period.

However, since Ms. Jonson was promoted to the Executive Team in May 2014, she continued to participate in the Key Employee Long Term Incentive Compensation Plan (which remained in effect for eligible employees) for the 2014-2016 performance period on a pro-rated basis, and was not eligible for a Deferred Award under the Incentive Plan for the 2014-2016 performance period. Award percentages under the Key Employee Long Term Incentive Compensation Plan vary based upon a participant's level of responsibility and are higher for those individuals serving as members of the Executive Team. Ms. Jonson's award payment for the 2014-2016 performance period was prorated to reflect her promotion to the Executive Team in May 2014.

The HR&C Committee believes that long-term incentives for our officers align the interests of our shareholder members and our officers. Certain employees participate in our Key Employee Long Term Incentive Compensation Plan under which the HR&C Committee establishes performance periods, performance goals consistent with our long-term business strategies, related performance criteria, performance targets and target values (collectively, goals) for approval by the Board of Directors. The HR&C Committee designates those employees who are eligible to participate in the plan for the performance period. The HR&C Committee may make adjustments in the performance goals at any time to reflect major unforeseen transactions, events, or circumstances.

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

Performance criteria for the Key Employee Long Term Incentive Compensation Plan are developed through an iterative process between the HR&C Committee and our senior management. The performance criteria are set so that the target goals are reasonably obtainable, but only with significant effort from senior management.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Award payments for the Executive Team under the Key Employee Long Term Incentive Plan can range, on the basis of performance, from 0% to 40% of annual salary with the target amount being 20% of annual salary as further described in the following table.

Executive Team Potential Awards
Performance Percentage	Maximum Award Percentage
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 1.00% of annual salary
100% (target amount)	20% of annual salary
Every 1% increase between 100% and 130%	An additional 2/3rds of 1% of annual salary (to a maximum of 40% of annual salary)

In connection with determining the award payments for the 2014 to 2016 plan period, the HR&C Committee evaluated the achievement of the performance period goals outlined below.

Target Value	2014 - 2016 Performance Criteria	Percentage Attained
30%	$15.1 billion increase in the par amount of advances and letters of credit outstanding from 12/31/2013 to 12/31/2016.	150%
15%	$25.5 billion of new volume in the unpaid principal balance of new FHLB member mortgage loans processed through MPF products and services from 2014 to 2016.	92.16%
45%	$623.0 million increase in GAAP retained earnings from 12/31/2013 to 12/31/2016.	150%
10%	Improvement in the Bank's examination rating.	120%

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage, which was 138.22% for 2014-2016. This resulted in a potential award amount of 39% of base salary for Ms. Jonson, which as discussed above was prorated to reflect her promotion to the Executive Team in May 2014. The HR&C Committee decided to make awards under the plan at this level based upon the accomplishment of the plan criteria and determined that no award adjustments were warranted.

See Key Employee Long Term Incentive Compensation Plan on page 110 for the awards made to Ms. Jonson under this plan.

Post-Termination Compensation

Severance Arrangements

Our NEOs (other than the President and CEO) are eligible to receive severance benefits under our Employee Severance Plan. Under the plan, if an NEO covered by the plan were to be terminated other than for cause or voluntarily terminated their employment because of a constructive discharge, that NEO would be entitled to receive the greater of: (1) four weeks' base salary for each full year of calendar service, but not to exceed 104 weeks; or (2) one year's base salary, subject to certain limits. In addition, we will make COBRA payments required to continue health insurance benefits for a time period generally equal to the number of weeks of pay such employee is entitled to receive (not to exceed the statutory COBRA continuation period). Payments under the Employee Severance Plan shall be made during the payment period (as defined in such plan) with the regular payroll schedule of the Bank. An NEO’s receipt of benefits under the Employee Severance Plan is conditioned on an executed general release waiving all claims against the Bank.

Under Mr. Feldman's employment agreement, in the event his employment with the Bank was terminated either by him with good reason (as defined in the agreement), by the Bank other than for cause (as defined in the agreement), by non-renewal by the Bank of the agreement, or as a result of the death or disability of Mr. Feldman, Mr. Feldman is entitled to receive the following payments:

(1)	all accrued and unpaid salary for time worked as of the date of termination;

(2)	all accrued but unutilized vacation time as of the date of termination;

(3)	salary continuation (at the base salary in effect at the time of termination) for a one-year period beginning on the date of termination, and pursuant to the Bank's normal payroll schedule;

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

(4)	payment in a lump sum of an amount equal to the minimum total incentive compensation that Mr. Feldman would otherwise have been entitled to for

i.
the total Incentive Award (both Annual Award and Deferred Award) under the Incentive Plan for the year in which termination occurs, calculated as if all performance targets for the annual and deferral award period had been met at the target award level and prorated based on the number of months Mr. Feldman was employed during the year of termination, and

ii.
any previously deferred award (50% of the total Incentive Award) under the Incentive Plan not subject to proration or further adjustments based on performance target achievement during the deferral period;

(5)
continued participation in the Bank's employee health care benefit plans in accordance with the terms of the Bank's then-current severance plan that would be applicable to him if his employment had been terminated pursuant to such plan, provided that the Bank will continue paying the employer's portion of medical and/or dental insurance premiums for one year from the date of termination, and

(6)
an additional amount under the Bank’s Post-December 31, 2004 Benefit Equalization Plan equal to the additional annual benefit as if such benefit had been calculated as though (i) Mr. Feldman were 3 years older than his actual age and (ii) Mr. Feldman had 3 additional years of service at the same rate of annual compensation in effect for the 12-month period ending on the December 31 immediately preceding the termination of Mr. Feldman's employment, to be distributed at the same time and in the same manner as Mr. Feldman has elected pursuant to the Benefit Equalization Plan.

If Mr. Feldman's employment with the Bank is terminated by the Bank for cause or by Mr. Feldman other than for good reason, Mr. Feldman would be entitled only to the amounts in items (1) and (2) above. The employment agreement specifies that the HR&C Committee may in its discretion reduce or eliminate any incentive compensation amounts in item (4) above for certain circumstances related to the performance of the Bank or Mr. Feldman, as more fully set forth in the Incentive Plan as described in Performance Requirements for Deferred Awards on page 103.

The employment agreement provides that Mr. Feldman would not be entitled to any other compensation, bonus, or severance pay from the Bank other than as specified above and any vested rights which he has under any pension, thrift, or other benefit plan, excluding the severance plan.

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

For a further description of potential payments to our NEOs upon termination of employment, see Potential Payments Upon Termination Table on page 113.

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
We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's consecutive five-year average highest earnings, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2016, the limitation on annual earnings was $265,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $210,000 in 2016.

The formula for determining the normal retirement annual benefit for employees hired prior to January 1, 2010 is 2.25%, multiplied by the number of years of the employee's credited service, multiplied by the employee's consecutive five-year average highest earnings. An employee's retirement benefit vests 20% per year beginning after an employee has completed two years of employment, but is completely vested at age 65 regardless of completed years of employment. Normal retirement age is 65, but a reduced benefit may be elected in connection with early retirement beginning at age 45. All of the NEOs other than Ms. Jonson are currently eligible for the early retirement benefit. We also provide health care and life insurance benefits for retired employees of which they pay 50% of the total Bank premium for each benefit.

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

For 2016, our matching contribution was limited to $15,900 for each employee. For employees hired prior to January 1, 2011, both employee and employer Savings Plan contributions are immediately 100% vested. Pursuant to IRS rules, effective for 2016, the Savings Plan limits the annual additions that can be made to a participating employee's account to $53,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution to a 401(k) account is $18,000 per year. In addition, no more than $265,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over are eligible to make catch-up contributions of up to $6,000 per year. Generally, Savings Plan distributions can only be made at termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may also take one loan each year from the vested portion of the Regular, Roth Elective Deferral and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

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

The Pension Plan benefit under the Benefit Equalization Plan is an amount equal to the difference between the Pension Plan formula without considering legislative limitations, and the benefits which may be provided under the Pension Plan considering

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

such limitations. Generally, participants may elect when Pension Plan benefits under the Benefit Equalization Plan are paid, but not earlier than termination of employment or later than age 70 1/2. Generally, participants may elect to receive a benefit in the form of a single lump sum, a 50% joint and survivor annuity, a 100% joint and survivor annuity with a ten year certain benefit or a life annuity with a ten year certain benefit.

The Benefit Equalization Plan also allows employees to make additional salary reduction contributions up to the maximum percentages allowed under the Savings Plan and to receive matching contributions up to the maximum percentages under the Savings Plan, in each case without giving effect to laws limiting annual additions. Salary reduction contributions and earnings under the Benefit Equalization Plan are treated as deferred income. Effective January 1, 2014, Savings Plan related contributions and earnings in the Benefit Equalization Plan earn interest at the 20 quarter (five year) moving average of the five year Federal Home Loan Bank consolidated obligation bond rate. Generally, a participant's Savings Plan benefit under the Benefit Equalization Plan are payable in lump sum as soon as reasonably practicable after his termination of employment with the Bank. While employed at the Bank, a participant may, in the event of an unforeseeable emergency, request withdrawal from his or her Savings Plan account, and such request shall be made in a time and manner determined by the HR&C Committee.

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

The HR&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 - Executive Compensation. In reliance on such review and discussions, the HR&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The HR&C Committee:

John K. Reinke, Chairman
James T. Ashworth, Vice Chairman
Owen E. Beacom
Michelle L. Gross
Gregory A. White
Charles D. Young
William W. Sennholz, ex officio

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Compensation Tables

Summary Compensation Table

The following table sets forth summary compensation information for our NEOs for 2016.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation		Change in Pension Value [b]	All Other Compensation [c]	Total
			Annual Award	Deferred/Long Term Award [a]
Matthew R. Feldman	2016	$904,250	$413,468	$440,156	$1,006,000	$15,900	$2,779,774
President and Chief Executive Officer	2015	869,450	406,555	434,725	624,000	15,900	2,350,630
	2014	808,780	343,206	404,390	1,232,000	15,600	2,803,976

Roger D. Lundstrom	2016	422,083	158,206	158,156	665,000	15,900	1,419,345
Executive Vice President and Chief Financial Officer	2015	387,542	143,364	156,000	265,000	15,900	967,806
	2014	359,625	116,928	144,200	1,151,000	15,600	1,787,353

Michael A. Ericson	2016	422,583	181,937	136,343	201,000	15,900	957,763
Executive Vice President and Group Head, Members and Markets	2015	393,000	145,570	158,400	80,000	15,900	792,870
	2014	345,872	115,783	144,000	266,000	15,600	887,255

Michelle Jonson [d]	2016	369,250	138,105	143,247	165,000	15,900	831,502
Executive Vice President and Chief Risk Officer	2015	347,917	128,083	123,472	35,000	15,900	650,372

John Stocchetti	2016	549,633	205,873	218,750	401,000	15,900	1,391,156
Executive Vice President and Group Head, Mortgage Partnership Finance Program and the Project Management Office	2015	508,217	226,634	204,820	242,000	13,250	1,194,921
	2014	464,379	181,396	186,420	473,000	15,600	1,320,795

[a]
For 2014 and 2015, amounts earned are under the Key Employee Long Term Incentive Plan. For 2016, amounts earned for all NEOs except Ms. Jonson reflect the Deferred Award under the Incentive Plan. As further detailed on page 110, for 2016, amounts earned for Ms. Jonson are under the Key Employee Long Term Incentive Plan, on a prorated basis.

[b]
The amount reported in this column represents the aggregate change in the actuarial present value of the NEO's accumulated benefit under the Pension Plan and BEP from December 31, 2015 to December 31, 2016.  The change in value resulted primarily from adding another year of credited service as well as 2016 annual salary increases. The decrease in the discount rates used to calculate the present value of accrued benefits, as further described in Retirement and Other Post-Employment Compensation Table and Narrative on page 111, also contributed to the change in projected benefit amount.

[c]	Amounts reported for all other compensation consists of Bank contributions to employee 401(k) and BEP plans.

[d]	Ms. Jonson was not a named executive officer for 2014.

Narrative to Summary Compensation Table

Compensation under the heading Annual in the Summary Compensation Table is comprised of the Annual Awards under the Incentive Plan. Compensation under the heading Deferred/Long Term Award in the Summary Compensation table is comprised of Deferred Awards under the Incentive Plan and awards under our Key Employee Long Term Compensation Plan. In 2016, none of our NEOs except Ms. Jonson received awards under the Key Employee Long Term Compensation Plan.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

President and Executive Team Incentive Compensation Plan

Annual Awards for 2016 to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan page 100.

Name	Base Salary	Actual Annual Award as a % of Salary [a]	Actual Annual Award
Matthew Feldman	$904,250	46%	$413,468
Roger D. Lundstrom	425,000	37%	158,206
Michael A. Ericson	425,000	43%	181,937
Michelle Jonson	371,000	37%	138,105
John Stocchetti	553,050	37%	205,873

[a]	50% of the Total Actual Incentive Award achieved as a percentage of base salary is the Annual Award for 2016.

Deferred Awards for the 2014-2016 performance period to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan page 100.

Name	Base Salary	Actual Deferred Award as a % of Salary	Actual Deferred Award
Matthew R. Feldman	$904,250	49%	$440,156
Roger D. Lundstrom	425,000	37%	158,156
Michael A. Ericson	425,000	32%	136,343
John Stocchetti	553,050	40%	218,750

Key Employee Long Term Incentive Compensation Plan

The following table sets forth the award under our Key Employee Long Term Incentive Compensation Plan for Ms. Jonson.

Name	Base Salary	Actual Award as % of Salary	Actual Award
Michelle Jonson [a]	$371,000	39%	$143,247

[a]
Award percentages under the Key Employee Long Term Incentive Compensation Plan vary based on a participant's level of responsibility and are higher for those individuals serving as members of the Bank's Executive Team. See Executive Team Potential Awards Table on page 105. Ms. Jonson's award under the 2014-2016 plan was prorated to reflect her promotion to the Executive Team in May 2014.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Grants of Plan-Based Awards

The following table describes the potential NEO awards under the Incentive Plan for the plan period covering January 1, 2016, through December 31, 2019. See President and Executive Team Incentive Compensation Plan starting on page 100 for a description of the performance criteria under this plan.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Incentive Plan [a]	Minimum	Target	Maximum
Matthew R. Feldman	Annual	$271,275	$361,700	$452,125
	Deferred	310,101	413,468	516,835
Roger D. Lundstrom	Annual	85,000	127,500	170,000
	Deferred	118,655	158,206	197,758
Michael A. Ericson	Annual	85,000	127,500	170,000
	Deferred	136,453	181,937	227,421
Michelle Jonson	Annual	74,200	111,300	148,400
	Deferred	103,579	138,105	172,631
John Stocchetti	Annual	110,610	165,915	221,220
	Deferred	154,405	205,873	257,341

[a]
Annual: Annual Award under the Incentive Plan. The amounts shown are based on the potential awards for each NEO for 2016.Annual awards granted in 2016 were earned in the same year; for such amounts actually earned, please see the Summary Compensation Table.

Deferred: Deferred Award under the Incentive Plan. The amounts shown reflect the actual Deferred Awards granted for 2017-2019 based on actual performance for 2016. The Deferred Awards remain subject to adjustment based upon achievement of certain Performance Requirements during the 2017-2019 deferral period and may be reduced to zero if actual achievement is below the minimum achievement level for those Performance Requirements.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Matthew R. Feldman [a]	Pension	12.75	$1,022,000	$—
	BEP	12.75	3,752,000	—
Roger D. Lundstrom	Pension	32.33	1,924,000	—
	BEP	32.33	2,118,000	—
Michael A. Ericson	Pension	11.42	438,000	—
	BEP	11.42	389,000	—
Michelle Jonson	Pension	13.75	508,000	—
	BEP	13.75	321,000	—
John Stocchetti	Pension	9.75	671,000	—
	BEP	9.75	1,122,000	—

[a]	At December 31, 2016 the additional present value of accrued benefits due Mr. Feldman under section (7)(b)(vi) of his employment agreement is $1,495,000.

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 105. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The participant's accumulated benefit is calculated as of December 31, 2016 and 2015. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. The present value is calculated using the accumulated benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date.  As of December 31, 2015, 50% of the Pension Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2015) and 50% of the Pension Plan benefit is valued using the RP-2000 static mortality table for lump sums projected to 2015. As of December 31, 2016, 55% of the Pension Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2016) and 45% of the Pension Plan benefit is valued using the RP-2000 static mortality table for lump sums projected to 2016.  The interest rates used are 4.34% as of December 31, 2015 and 4.14% as of December 31, 2016.

The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2016 accumulated benefit and the present value of the December 31, 2015 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. The present value is calculated by multiplying the benefits accumulated at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2015, the Benefit Equalization Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2015). As of December 31, 2016, the Benefit Equalization Plan benefit is valued using the RP-2016 mortality table for white collar worker annuitants (with mortality improvement scale MP-2016). The interest rates used are 4.17% as of December 31, 2015 and 4.03% as of December 31, 2016.

The difference between the present value of the December 31, 2016 accumulated benefit and the present value of the December 31, 2015 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY [b]	Registrant Contributions in Last FY [c]	Aggregate Earnings in Last FY [d]	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE [e]
Matthew R. Feldman	BEP	$141,511	$—	$5,881	$—	$449,937
Roger D. Lundstrom	BEP	89,963	8,638	9,116	—	687,084
Michael A. Ericson	BEP	11,635	355	710	—	58,319
Michelle Jonson	BEP	18,925	4,875	2,104	—	162,054
John Stocchetti	BEP	79,605	2,279	12,892	—	922,875

[a]
The table above includes salary reduction contributions by our NEOs, and matching Registrant Contributions by the Bank under the Benefit Equalization Plan (BEP). For a description of the BEP, see Benefit Equalization Plan on page 107.

[b]	Represents the amounts of the contributions made by each NEO. These amounts are reflected in the "Salary" column of the Summary Compensation Table.

[c]	Represents the amounts of the contributions made by the Bank for each NEO under the BEP. These amounts are reflected in the “All Other Compensation” column of the Summary Compensation Table.

[d]	Not included in 2016 compensation as rate paid was not above a market rate.

[e]
The aggregate balance at December 31, 2016, as reported above, includes amounts that are either currently reported or were previously reported as compensation in the Summary Compensation Table for 2016 and prior years, except for the aggregate earnings on deferred compensation to the extent such compensation was not above market rate.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Potential Payments Upon Termination Table

Name	Severance	President and Executive Team Incentive Plan	Key Employee Long-Term Incentive Plan	Health Care	Total
Matthew R. Feldman	$904,250	$2,016,853	$—	$12,267	$2,933,370
Roger D. Lundstrom	850,000	734,860	—	25,228	1,610,088
Michael A. Ericson	425,000	761,570	—	18,898	1,205,468
Michelle Jonson	371,000	508,820	143,247	—	1,023,067
John Stocchetti	553,050	1,038,526	—	18,898	1,610,474

The table above outlines payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2016. The Incentive Plan was amended and restated effective January 1, 2017 and applied retroactively; therefore its terms are applied to the above and below analysis. Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the potential termination events discussed, the actual amounts paid or distributed may be different.

For Mr. Feldman, the table above outlines termination under the following conditions in accordance with his employment agreement: by the Bank without cause (as defined in his employment agreement), by Mr. Feldman for good reason (as defined in his employment agreement), as a result of the Bank’s non-renewal of Mr. Feldman’s employment agreement, or upon the death or disability (as defined in his employment agreement) of Mr. Feldman. For purposes of calculating the benefits outlined in the table above, we have also assumed that Mr. Feldman would continue to receive Bank-subsidized health care coverage. For Mr. Feldman, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the earned 2016 Annual Award, and Deferred Awards for the following performance periods: 2014-2016 (as earned); 2015-2017(assuming target performance); 2016-2018 (assuming target performance); and 2017-2019 (assuming target performance). In addition to the amounts outlined above, pursuant to his employment agreement, Mr. Feldman would be entitled to an additional amount under the BEP, as detailed on page 111.

For the other NEOs, the table above outlines termination under the following conditions in accordance with the Employee Severance Plan: without cause (as defined in the Employee Severance Plan) or as a result of constructive discharge (as defined in the Employee Severance Plan). In addition, we assumed termination was not for cause as defined in the Incentive Plan, that their severance payments do not exceed the limits set forth in the Employee Severance Plan, and that they continue to receive Bank-subsidized health care coverage if the NEO was enrolled in the Bank’s health care benefit plan during 2016. For the other NEOs, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the 2016 Annual Award (as earned) and the Deferred Awards for the following performance periods: 2014-2016 (as earned); 2015-2017 (assuming target performance); 2016-2018 (assuming target performance); and 2017-2019 (assuming target performance).

Additionally, under the Incentive Plan, assuming termination at December 31, 2016 and provided termination is not for cause (as defined in the Incentive Plan), the same awards as set forth under the “President and Executive Team Incentive Plan” column in the table above would be available to the NEOs (except for Mr. Feldman) in the event they terminate employment for any reason, including as set forth in the immediately following sentence. Under the Incentive Plan, the 2016 Annual Award and the 2014-2016, 2015-2017, 2016-2018, and 2017-2019 Deferred Awards as reflected in the table above will also be available to these NEOs in the event they die, become disabled, retire, terminate employment for good reason, or a change of control occurs (as such terms are defined in the Incentive Plan) at December 31, 2016, assuming they did not participate in any activity constituting cause (as defined in the Incentive Plan).

For Ms. Jonson, the amount reflected in the “Key Employee Long Term Incentive Plan” column includes Ms. Jonson’s 2014-2016 award under the Key Employee Long Term Incentive Compensation Plan, assuming termination of employment on December 31, 2016, which will vest on that date regardless of how employment is terminated.

For further details on payments due upon these circumstances to the NEOs, see Severance Arrangements on page 105.

In other termination scenarios, including the death or disability or retirement of the NEOs other than Mr. Feldman and the retirement of Mr. Feldman, or termination of Mr. Feldman for cause (as defined in his termination agreement) or for other than good reason (as defined in his termination agreement), our NEOs would be entitled to receive benefits generally available to other employees, except as described above. The narrative disclosure and tables above describe and quantify the compensation and benefits that are paid in addition to compensation and benefits generally available to other employees. Examples of

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

compensation and benefits generally available to other employees, and thus not included above, are distributions under the Savings Plan, disability and life insurance benefits to the extent such employee has paid for such benefits, health and life insurance benefits, and amounts for accrued and unpaid salary and vacation.
For more information on the Pension Plan and the BEP, see Retirement and Other Post-Employment Compensation Table and Narrative and the Nonqualified Deferred Compensation Table, as well as Pension Plan Benefits on page 106 and Benefit Equalization Plan on page 107.
Director Compensation

The goal of our policy governing compensation and travel reimbursement for our Board of Directors is to compensate members of the Board of Directors for work performed on our behalf and to make them whole for out-of-pocket travel expenses incurred while working for the Bank. The fees compensate Directors for time spent reviewing Bank materials, preparing for meetings, participating in other Bank activities and actual time spent attending the meetings of the Board of Directors and its committees. Directors are also reimbursed for reasonable Bank-related travel expenses. Director compensation levels are established at the discretion of each FHLB's Board of Directors, provided that the fees are reasonable. In connection with setting director compensation, we participated in an FHLB System review of director compensation in May 2015 which includes a director compensation study prepared by McLagan Partners. The McLagan study includes separate analysis of director compensation broken into six subgroups: small banks ($5 billion to $20 billion asset size); small banks subject to increased regulation ($10 billion to $20 billion); Fannie Mae; Freddie Mac; other FHLBs, and the Office of Finance.

Our Board of Directors set compensation levels for 2016 as follows:

Position	Maximum Total Quarterly Retainers	Maximum Total Meetings Fees	Maximum Total Annual Compensation
Chairman of the Board	$52,500	$52,500	$105,000
Vice-chairman of the Board	47,500	47,500	95,000
Chairman of the Audit Committee	47,500	47,500	95,000
Other Committee Chairman	45,000	45,000	90,000
All other Directors	42,500	42,500	85,000

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The HR&C Committee reviewed Director performance, as required by the revised policy, and determined that all directors serving during 2016 met the criteria necessary to receive their quarterly retainer fees. Per meeting fees reflect actual attendance by the Directors. The following table sets forth Director Compensation for 2016.

Name	2016 Total Fees Earned	2016 Fees Paid in Cash	2016 Fees Deferred [a]
William W. Sennholz - Chair	$105,000	$105,000	$—
Michael G. Steelman - Vice Chair/Audit Committee Chair	95,000	95,000	—
James T. Ashworth	90,000	63,000	27,000
Owen E. Beacom	85,000	85,000	—
Edward P. Brady	90,000	90,000	—
Mary J. Cahillane	90,000	45,000	45,000
Mark J. Eppli	85,000	85,000	—
Michelle L. Gross	85,000	85,000	—
Thomas L. Herlache	85,000	85,000	—
E. David Locke	90,000	90,000	—
Phyllis Lockett	85,000	85,000	—
David R. Pirsein	85,000	85,000	—
John K. Reinke	90,000	90,000	—
Leo J. Ries	85,000	85,000	—
Steven F. Rosenbaum	85,000	59,500	25,500
Gregory A. White	85,000	85,000	—
Charles D. Young	85,000	85,000	—
Total	$1,500,000	$1,402,500	$97,500

[a]
Directors could elect to defer fees to a director's non-qualified, unfunded, deferred compensation plan. Earnings on this deferred compensation are not included above as the rate paid was not above a market rate.

The Board compensation policy for 2017 was reported in a Form 8-K filed on November 9, 2016 and is attached as Exhibit 10.16 to this Form 10-K.

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

Compensation Committee Interlocks and Insider Participation

During 2016, the following directors served on our HR&C Committee: John K. Reinke (Chairman), James T. Ashworth (Vice Chairman), Owen E. Beacom, Thomas L. Herlache, William W. Sennholz (ex-officio), and Gregory A. White. No member of our HR&C Committee has at any time been an officer or employee of the Bank. None of our executive officers has served or is serving on the Board of Directors or the compensation committee of any entity whose executive officers served on our HR&C Committee or Board of Directors.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members in 2016 are for the election of our directors, as more fully discussed in 2016 Director Election on page 88.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock:

As of February 28, 2017	Regulatory Capital Stock	% of Total
One Mortgage Partners Corp. [a] 10 South Dearborn St., Suite 413 Chicago, IL 60603	$245	14.54%
BMO Harris Bank N.A. 111 West Monroe Street Chicago, IL 60690	197	11.68%
State Farm Bank, FSB One State Farm Plaza Bloomington, IL 61791	159	9.41%
The Northern Trust Company 50 South LaSalle Street Chicago, IL 60603	105	6.23%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table sets forth information about those members with an officer or director serving as a director of the Bank. Independent directors do not control any capital stock of the Bank.

As of February 28, 2017	Director Name	Regulatory Capital Stock	% of Total
McFarland State Bank 5990 Highway 51 McFarland, WI 53558	E. David Locke	$2.5	0.15%
Forward Financial Bank 207 West 6th Street Marshfield, WI 54449	William W. Sennholz	1.0	0.06%
CNB Bank & Trust, N.A. 450 West Side Square Carlinville, IL 62626	James T. Ashworth	0.7	0.04%
Commerce State Bank 1700 South Silverbrook Drive West Bend, WI 53095	Joseph Fazio III	0.7	0.04%
First Bank & Trust 820 Church Street Evanston, IL 60201	Owen E. Beacom	0.7	0.04%
The Stephenson National Bank & Trust 1820 Hall Avenue Marinette, WI 54143	John K. Reinke	0.5	0.03%
Prospect Federal Savings Bank 11139 South Harlem Avenue Worth, IL 60482	Steven F. Rosenbaum	0.4	0.02%
State Bank of Bement 180 East Bodman Street Bement, IL 61813	Michelle Gross	0.1	0.01%
First National Bank in Pinckneyville 210 South Main Street Pinckneyville, IL 62274	David R. Pirsein	0.1	0.01%
Farmers & Merchants State Bank of Bushnell 484 East Main Street Bushnell, IL 61422	Michael G. Steelman	0.04	0.002%
Total Directors as a group		$6.7	0.40%

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Related Persons and Related Transactions

We are a cooperative. Capital stock ownership is a prerequisite to transacting any member business with us. Our members (and, in limited circumstances, former members) own all of our capital stock.

Our Board of Directors consists of two types of directors: “member directors” and “independent directors”. Member directors are required to be directors or officers of our members, whereas independent directors cannot be directors or officers of a Bank member. For further discussion of the eligibility criteria for our directors, see Nomination of Member Directors and Nomination of Independent Directors on page 87. We have eight independent directors and ten member directors currently serving on our Board.

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

During 2016, we did not have a separate written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President, and the CEO and President may seek a waiver from the Board.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

SEC Rules Regarding Independence

SEC rules require our Board to adopt a standard of independence to evaluate our directors. Pursuant thereto, the Board adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of our directors are independent, which members of our Audit Committee and HR&C Committee are not independent, and whether our Audit Committee's financial experts are independent.

Under the NYSE rules, no director qualifies as independent unless the full Board affirmatively determines that he or she has no material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). In addition, the NYSE rules set out a number of specific disqualifications from independence, including certain employment relationships between the director or his or her family members and the company, the company’s internal or external auditor, another company where any of the company’s executive officers is a compensation committee member or another company that conducted business with the company above a specified threshold; and receipt by the director or his or her family members of compensation from the issuer above a specified threshold (with certain exceptions).

Applying the NYSE independence standards for boards of directors to our current member directors and those who served during 2016, our Board determined that only member directors Beacom, Gross, Reinke, and Steelman did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these member directors, consisting of Ashworth, Beacom, Fazio, Gross, Herlache (former director whose term ended in 2016), Locke, Pirsein, Reinke, Rosenbaum, Sennholz, and Steelman, meets the independence criteria under the NYSE independence standards. None of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors, consisting of Brady, Cahillane, Eppli, Lockett, Ries, Scott, White and Young, is independent under the NYSE independence standards. Similarly, the Board determined that the following current member directors serving on the Audit Committee, and member directors who served on the Audit Committee during 2016, are not independent under the NYSE independence standards for audit committees: Fazio, Herlache (former director whose term ended in 2016), Rosenbaum, Reinke, and Steelman. The Board determined that the following current member directors serving on the HR&C Committee, and member directors who served on the HR&C Committee in 2016, are not independent under the NYSE independence standards for compensation committees: Ashworth, Beacom, Gross, Herlache (former director whose term ended in 2016), and Reinke.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been charged (or accrued) by our external accounting firm:

	(in thousands)
For the Years Ended December 31,	2016	2015
Audit fees	$900	$878
Audit related fees	208	197
All other fees	6	13
Total fees	$1,114	$1,088

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

Federal Home Loan Bank of Chicago

PART IV
Item 15.     Exhibits, Financial Statements Schedules.

(a) See "2016 Annual Financial Statements and Notes"

(b) The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 9, 2017, or as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports or registration statements, copies of which may be obtained by going to the SEC's website at www.sec.gov. Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed is identified with a "*".

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [a]
3.2	Federal Home Loan Bank of Chicago Bylaws [b]
4.1	Capital plan of the Federal Home Loan Bank of Chicago, as amended and restated effective October 1, 2015 [c]
10.1.1	Sublease Agreement between the Federal Home Loan Bank of Chicago and the Aon Corporation dated December 31, 2008 [d]
10.1.2	First Amendment to Sublease Agreement, dated January 26, 2010 [e]
10.2	Office Lease between the Federal Home Loan Bank of Chicago and Wells REIT-Chicago Center Owner, LLC, dated January 9, 2009 [f]
10.3	Advances, Collateral Pledge, and Security Agreement [g]
10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [h]
10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [i]
10.6	Mortgage Partnership Finance Program Consolidated Interbank Agreement, dated July 22, 2016[j]
10.7
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, as amended and restated effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks [v]

10.8	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2015 *k
10.9	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, dated December 19, 2008 *l
10.10.1	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, as amended and restated effective January 1, 2017 *v
10.10.2	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, effective January 1, 2013 *[m]
10.11	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 *n
10.12	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, as amended and restated effective January 1, 2013 *o
10.13	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 *p
10.14	Federal Home Loan Bank of Chicago 2015 Board of Directors Compensation Policy *q
10.15	Federal Home Loan Bank of Chicago 2016 Board of Directors Compensation Policy*r
10.16	Federal Home Loan Bank of Chicago 2017 Board of Directors Compensation Policy*v
10.17	Federal Home Loan Bank of Chicago Board of Directors Deferred Compensation Plan, effective September 1, 2013 *s
10.18	Joint Capital Enhancement Agreement, as amended August 5, 2011 [t]
14	The Federal Home Loan Bank of Chicago Code of Ethics [u]
24	Power of Attorney (included on the signature page)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [v]
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [v]
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [v]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [v]
101.INS	XBRL Instance Document [v]
101.SCH	XBRL Taxonomy Extension Schema Document [v]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [v]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [v]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [v]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [v]

Federal Home Loan Bank of Chicago

[a]	Filed as Exhibit 3.1 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[b]	Filed as Exhibit 3.1 with our 8-K Current Report on February 1, 2016, SEC File No.: 000-51401

[c]	Filed as Exhibit 4.1 with our 8-K Current Report on August 31, 2015, SEC File No.: 000-51401

[d]	Filed as Exhibit 10.1 with our 8-K Current Report on January 15, 2009, SEC File No.: 000-51401

[e]	Filed as Exhibit 10.1 with our 8-K Current Report on February 1, 2010, SEC File No.: 000-51401

[f]	Filed as Exhibit 10.2 with our 8-K Current Report on January 15, 2009, SEC File No.: 000-51401

[g]	Filed as Exhibit 10.3 with our Form 10-K on March 17, 2011, SEC File No.: 000-51401

[h]	Filed as Exhibit 10.4 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[i]	Filed as Exhibit 10.4.1 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[j]	Filed as Exhibit 10.1 with our Form 10-Q on November 3, 2016, SEC File No.: 000-51401

[k]	Filed as Exhibit 10.1 with our 8-K Current Report on January 30, 2015, SEC File No.: 000-51401

[l]	Filed as Exhibit 10.22 with our Form 10-K on March 20, 2009, SEC File No.: 000-51401

[m]	Filed as Exhibit 10.1 with our Form 10-Q on August 8, 2013, SEC File No.: 000-51401

[n]	Filed as Exhibit 10.8.4 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[o]	Filed as Exhibit 10.2 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401

[p]	Filed as Exhibit 10.1 with our Form 10-Q on May 11, 2007, SEC File No.: 000-51401

[q]	Filed as Exhibit 10.17 with our Form 10-K on March 12, 2015, SEC File No.: 000-51401

[r]	Filed as Exhibit 10.16 with our Form 10-K on March 9, 2016, SEC File No.: 000-51401

[s]	Filed as Exhibit 10.4 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401

[t]	Filed as Exhibit 99.1 with our 8-K Current Report on August 5, 2011, SEC File No.: 000-51401

[u]	Published on our website at http://www.fhlbc.com/OurCompany/Pages/federal-home-loan-bank-chicago-governance.aspx

[v]	Filed herewith.

Item 16.     Form 10-K Summary.

Not applicable.

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

AMA investment grade: A determination made by the Bank with respect to an asset or pool, based on documented analysis, including consideration of applicable insurance, credit enhancements, and other sources for repayment on the asset or pool, that the Bank has a high degree of confidence that it will be paid principal and interest in all material respects, even under reasonably likely adverse changes to expected economic conditions.

AVM: Automated Valuation Methodology. A service that provides real estate property valuations using mathematical modeling combined with a database.

AOCI: Accumulated Other Comprehensive Income (Loss).

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

CEDA: Community Economic Development Advance Program.

CFI: Community Financial Institution - FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA and adjusted annually for inflation. The average total assets for calendar year ends 2014-2016 must be $1.148 billion or less ($1.128 billion for 2013-2015 and $1.123 billion for 2012-2014).

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

Federal Home Loan Bank of Chicago

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

FHFA Purchase Only House Price Index (HPI): The HPI is a broad measure of the movement of single-family house prices. The HPI is a weighted, repeat-sales index, meaning that it measures average price changes in repeat sales or refinancings on the same properties. This information is obtained by reviewing repeat mortgage transactions on single-family properties whose mortgages have been purchased or securitized by Fannie Mae or Freddie Mac since January 1975.

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

Federal Home Loan Bank of Chicago

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

MPF Guides: MPF Program Guide, MPF Selling Guide, and MPF Servicing Guide including the Selling and Servicing Guides and manuals for specific MPF Loan products.

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

Federal Home Loan Bank of Chicago

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

TDR: Troubled Debt Restructuring

UPB: Unpaid Principal Balance.

U.S.: United States

VA: Department of Veteran's Affairs.

Federal Home Loan Bank of Chicago

2016 Annual Financial Statements and Notes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Home Loan Bank of Chicago:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of Federal Home Loan Bank of Chicago (the “Bank”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 9, 2017

PricewaterhouseCoopers LLP, One North Wacker Drive, Chicago, IL 60606
T: (312) 298 2000, F: (312) 298 2001, www.pwc.com/us

Federal Home Loan Bank of Chicago

Statements of Condition (Dollars in millions, except capital stock par value)

	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$351	$499
Interest bearing deposits	650	650
Federal Funds sold	4,075	1,702
Securities purchased under agreements to resell	2,300	1,375
Investment securities -
Trading, $97 and $62 pledged	1,045	1,160
Available-for-sale	14,918	17,470
Held-to-maturity, $5,516 and $6,513 fair value	5,072	5,967
Investment securities	21,035	24,597
Advances, $672 and $511 carried at fair value	45,067	36,778
MPF Loans held in portfolio, net of allowance for credit losses of $(3) and $(3)	4,967	4,828
Derivative assets	6	2
Other assets, $44 and $54 carried at fair value	241	240
Assets	$78,692	$70,671

Liabilities
Deposits -
Noninterest bearing	$53	$41
Interest bearing, $16 and $12 from other FHLBs	443	497
Deposits	496	538
Consolidated obligations, net -
Discount notes, $6,368 and $9,006 carried at fair value	35,949	41,564
Bonds, $5,443 and $952 carried at fair value	36,903	22,582
Consolidated obligations, net	72,852	64,146
Derivative liabilities	43	55
Affordable Housing Program assessment payable	86	89
Mandatorily redeemable capital stock	301	8
Other liabilities	219	239
Subordinated notes	—	944
Liabilities	73,997	66,019
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock - putable $100 par value - 12 million and 13 million shares issued and outstanding	1,160	1,313
Class B2 membership stock - putable $100 par value - 6 million and 6 million shares issued and outstanding	551	637
Capital stock	1,711	1,950
Retained earnings - unrestricted	2,631	2,407
Retained earnings - restricted	389	323
Retained earnings	3,020	2,730
Accumulated other comprehensive income (loss) (AOCI)	(36)	(28)
Capital	4,695	4,652
Liabilities and capital	$78,692	$70,671

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago
Statements of Income (Dollars in millions)

For the years ended December 31,	2016	2015	2014
Interest income	$1,259	$1,252	$1,362
Interest expense	803	744	841
Net interest income	456	508	521
Provision for (reversal of) credit losses	1	5	(7)
Net interest income after provision for (reversal of) credit losses	455	503	528

Noninterest income -
Trading securities	(2)	(3)	(19)
Derivatives and hedging activities	1	(16)	(7)
Instruments held under fair value option	5	8	13
Litigation settlement awards	38	13	27
MPF fees from other FHLBs	17	11	10
Other, net	17	10	8
Noninterest income	76	23	32

Noninterest expense -
Compensation and benefits	94	81	66
Operating expenses	60	51	48
Other	13	6	10
Noninterest expense	167	138	124

Income before assessments	364	388	436

Affordable Housing Program assessment	37	39	44

Net income	$327	$349	$392

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (Dollars in millions)

For the years ended December 31,	2016	2015	2014
Net income	$327	$349	$392

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale securities	(199)	(402)	8
Noncredit OTTI held-to-maturity securities	40	47	56
Net unrealized gain (loss) cash flow hedges	151	117	85
Postretirement plans	—	(7)	1
Other comprehensive income (loss)	(8)	(245)	150

Comprehensive income	$319	$104	$542

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital (Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
December 31, 2015	13	$1,313	6	$637	19	$1,950	$2,407	$323	$2,730	$(28)	$4,652
Comprehensive income							261	66	327	(8)	319
Proceeds from issuance of capital stock	14	1,293	1	16	15	1,309					1,309
Repurchases of capital stock	(7)	(672)	(6)	(576)	(13)	(1,248)					(1,248)
Capital stock reclassified to mandatorily redeemable capital stock (liabilities)	(3)	(295)	—	(5)	(3)	(300)					(300)
Transfers between classes of capital stock	(5)	(479)	5	479
Cash dividends - class B1							(33)		(33)		(33)
Class B1 annualized rate											2.75%
Cash dividends - class B2							(4)		(4)		(4)
Class B2 annualized rate											0.60%
Total change in period	(1)	(153)	—	(86)	(1)	(239)	224	66	290	(8)	43
December 31, 2016	12	1,160	6	551	18	1,711	2,631	389	3,020	(36)	4,695
December 31, 2014	8	827	11	1,075	19	1,902	2,152	254	2,406	217	4,525
Comprehensive income							280	69	349	(245)	104
Proceeds from issuance of capital stock	4	357	—	17	4	374					374
Repurchases of capital stock	(1)	(95)	(3)	(229)	(4)	(324)					(324)
Capital stock reclassified to mandatorily redeemable capital stock (liabilities)	—	—	—	(2)	—	(2)					(2)
Transfers between classes of capital stock	2	224	(2)	(224)
Cash dividends - class B1							(20)		(20)		(20)
Class B1 annualized rate											2.31%
Cash dividends - class B2							(5)		(5)		(5)
Class B2 annualized rate											0.50%
Total change in period	5	486	(5)	(438)	—	48	255	69	324	(245)	127
December 31, 2015	13	1,313	6	637	19	1,950	2,407	323	2,730	(28)	4,652
December 31, 2013	7	629	10	1,041	17	1,670	1,853	175	2,028	67	3,765
Comprehensive income							313	79	392	150	542
Proceeds from issuance of capital stock	3	351	1	45	4	396					396
Repurchases of capital stock	(1)	(46)	(1)	(114)	(2)	(160)					(160)
Capital stock reclassified to mandatorily redeemable capital stock (liabilities)	—	—	—	(4)	—	(4)					(4)
Transfers between classes of capital stock	(1)	(107)	1	107
Cash dividends - class B1							(9)		(9)		(9)
Class B1 annualized rate											1.58%
Cash dividends - class B2							(5)		(5)		(5)
Class B2 annualized rate											0.45%
Total change in period	1	198	1	34	2	232	299	79	378	150	760
December 31, 2014	8	$827	11	$1,075	19	$1,902	$2,152	$254	$2,406	$217	$4,525

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows (Dollars in millions)

	For the years ended December 31,	2016		2015		2014
Operating	Net income	$327		$349		$392
	Adjustments to reconcile net income for noncash operating activities -
	Amortization and accretion	19		2		21
	Change in net fair value on derivatives and hedging activities	192		326		309
	Other	(10)		11		(15)
	Changes in operating assets or liabilities -
	Purchases of mortgage loans to be securitized	(446)		(151)		—
	Proceeds from sales of securitized mortgage loans	457		97		—
	Other operating assets	(40)		(59)		(65)
	Other operating liabilities	(17)		(5)		(22)
	Net cash provided by (used in) operating activities	482		570		620

Investing	Net change interest bearing deposits	—		(90)		(560)
	Net change Federal Funds sold	(2,373)		(177)		(1,025)
	Net change securities purchased under agreements to resell	(925)		2,025		1,150
	Trading securities -
	Sales	2,158		300		2,002
	Proceeds from maturities and paydowns	111		812		1,916
	Purchases	(2,156)		(2,106)		(2,208)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	2,243		2,027		1,555
	Purchases	(2)		(14)		(3)
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	37	[a]	112	[a]	(135)	[a]
	Proceeds from maturities and paydowns	979		1,154		1,064
	Purchases	(41)		(24)		(28)
	Advances -
	Principal collected	704,656		342,573		222,943
	Issued	(713,017)		(346,874)		(231,821)
	MPF Loans held in portfolio -
	Principal collected	1,164		1,424		1,732
	Purchases	(1,306)		(204)		(85)
	Other investing activities	33		31		77
	Net cash provided by (used in) investing activities	$(8,439)		$969		$(3,426)

Federal Home Loan Bank of Chicago

	For the years ended December 31,	2016	2015	2014
Financing	Net change deposits	$(43)	$(125)	$122
	Discount notes -
	Net proceeds from issuance	682,913	277,115	1,205,177
	Payments for maturing and retiring	(688,540)	(266,620)	(1,205,214)
	Consolidated obligation bonds -
	Net proceeds from issuance	36,752	10,283	20,109
	Payments for maturing and retiring	(22,297)	(21,962)	(18,178)
	Net proceeds (payments) on derivative contracts with financing element	(49)	(60)	(61)
	Net proceeds (payments) on bond transfers with other FHLBs	—	(35)	—
	Payments for retiring of subordinated debt	(944)	—	—
	Capital stock -
	Proceeds from issuance	1,309	374	396
	Repurchases	(1,248)	(324)	(160)
	Cash dividends paid	(37)	(25)	(14)
	Other financing activities	(7)	(3)	—
	Net cash provided by (used in) financing activities	7,809	(1,382)	2,177

	Net increase (decrease) in cash and due from banks	(148)	157	(629)
	Cash and due from banks at beginning of period	499	342	971
	Cash and due from banks at end of period	$351	$499	$342

Supplemental	Interest paid	$644	$740	$829
	Affordable Housing Program assessments paid	40	40	32
	Capital stock reclassified to mandatorily redeemable capital stock	300	2	4
	Transfer of MPF Loans held for sale (in other assets) to securitized mortgage loans (in trading securities)	422	83	—
	Transfer of MPF Loans held in portfolio to other assets	23	30	63

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

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

Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district is Illinois and Wisconsin. All federally-insured depository institutions, insurance companies engaged in residential housing finance, credit unions and community development financial institutions located in our district are eligible to apply for membership with us. All our members are required to purchase our capital stock as a condition of membership. Our capital stock is not publicly traded and subject to certain statutory and regulatory limits, is issued, repurchased or redeemed at a par value of $100 per share. As a cooperative, we do business with our members, and former members (under limited circumstances). Specifically, we provide credit principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program.

Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (GAAP). Amounts in prior periods may be reclassified to conform to the current presentation and if material are disclosed in the following notes. Effective January 1, 2016, we retrospectively adopted new FASB guidance requiring deferred concession fees resulting from debt issuances to be reclassified from Other Assets to a direct deduction of the debt it relates to in our statements of condition. This reclassification did not have a material effect on our financial condition, results of operations, cash flows, or percentage net interest yield on our consolidated obligations at the time of adoption.

Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

Refer to the Glossary of Terms starting on page 123 for the definitions of certain terms used herein.

Use of Estimates and Assumptions

We are required to make estimates and assumptions when preparing our financial statements in accordance with GAAP. The most significant of these estimates and assumptions applies to fair value measurements and allowance for credit losses. Our actual results may differ from the results reported in our financial statements due to such estimates and assumptions. This includes the reported amounts of assets and liabilities, the reported amounts of income and expense, and the disclosure of contingent assets and liabilities.

Consolidation of Variable Interest Entities

We are not the primary beneficiary of any variable interest entity. Specifically, we do not have the power to direct the activities of any variable interest entity that would most significantly impact it's economic performance and we do not have the obligation to absorb losses or the right to receive benefits from any variable interest entity that could potentially be significant to a variable interest entity. As a result, we do not consolidate any of our investments in variable interest entities. Instead, we classify variable interest entities as investment securities in our statements of condition. Such investment securities include, but are not limited to, senior interests in private-label mortgage backed securities (MBS) and Federal Family Education Loan Program asset backed securities (FFELP ABS). Our maximum loss exposure for these investment securities is limited to their carrying amounts. We have no liabilities related to these investments in variable interest entities. We have not provided financial or other support (explicitly or implicitly) to these investment securities that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Gross versus Net Presentation of Financial Instruments

We present derivative assets and liabilities on a net basis in our statements of condition on the basis that our right to net amounts due to our clearing agents and/or our counterparties is enforceable at law. We include accrued net interest settlements and cash collateral, including initial and variation margin, in the carrying amount of a derivative. Derivatives are netted by contract (e.g., master netting agreement), to discharge all or a portion of the amounts that would be owed to our counterparty by applying them against the amounts that our counterparty owes to us. Additionally, we clear certain derivatives transactions with clearinghouses classified as a Derivatives Clearing Organization (DCO), through Futures Commission Merchants (FCM), a clearing member of the DCO. If these netted amounts are positive, they are classified as a derivative asset and if negative, they are classified as a derivative liability.

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

On August 27, 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance became effective for us for the annual period ending December 31, 2016, and for the annual and interim periods thereafter. The adoption of this guidance did not affect the disclosures to our financial statements.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Fair Value

Fair value represents the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date.

Valuation Techniques and Significant Inputs

We utilize the fair value hierarchy when selecting valuation techniques and significant inputs to measure the fair value of our assets and liabilities. Our valuation techniques may utilize market, cost, and/or income models to estimate fair values. Under the fair value hierarchy, valuation techniques and significant inputs are prioritized from the most objective, such as quoted market prices in external active markets, to the least objective, such as valuation approaches that utilize unobservable inputs. The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Outlined below is an overview of Level 1, Level 2, and Level 3 of the fair value hierarchy.
Refer to Note 16 - Fair Value for further details on our valuation techniques and significant inputs.

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

Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criterion. We carry these financial instruments at fair value in our statements of condition with any changes in their fair value immediately recognized as noninterest income on instruments held under fair value option in our statements of income. We economically hedge these financial instruments with derivatives that also are carried at fair value in our statements of condition with changes in their fair value immediately recognized as noninterest income on derivatives and hedging activities in our statements of income. Interest income or expense recognized in our statements of income on these financial instruments is based solely on the contractual amount of interest due or unpaid, except for discount notes. Our discount notes have a zero coupon rate, and accordingly, we accrete interest expense equal to the initial discount at the time of issuance over their life into our statements of income. Any transaction fees or costs, such as concession fees on consolidated obligation bonds and discount notes, are immediately recognized into noninterest expense - other. See Note 16 - Fair Value to the financial statements for further details.

Cash and Due From Banks

We consider only cash and due from banks as cash and cash equivalents. Cash and due from banks consists of unrestricted reserves at the Federal Reserve Bank of Chicago.

Interest Bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell

We utilize these investments for short-term liquidity purposes and carry them on an amortized cost basis in our statements of condition.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Collateral on Securities Purchased Under Agreements to Resell (resale agreements)

•	Collateral accepted from our counterparties is held in our name for safekeeping by third party custodians.

•	We do not sell or repledge any collateral we receive due to the short-term nature of our resale agreements.

•	The collateral's fair value less haircuts approximates the resale agreement's carrying amount in our statements of condition.

•
Our counterparty is required to make up any shortfall, which exists if the collateral's fair value decreases below the contractually required amount, by providing additional securities as collateral equal to the amount of the shortfall. If our counterparty does not provide such additional collateral, the resale agreement's carrying amount is reduced by the collateral shortfall amount.

Investment Securities

We record purchases and sales of investment securities (securities) on a trade date basis. We classify securities as either trading, held-to-maturity (HTM), or available-for-sale (AFS) based on the criteria outlined below. Classification is made at the time a security is acquired and then reassessed each subsequent reporting period.

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

Our accounting policies for trading, HTM and AFS securities are outlined below.

•
Trading securities are carried at fair value. Fair value changes related to trading securities are recognized in noninterest income on trading securities. Interest income on trading securities is based solely on the contractual amount of interest due, except for securities, if any, that have a zero coupon rate. For trading securities with a zero coupon rate, we accrete the initial discount into interest income over their life into our statements of income. Cash flows from trading securities, excluding cash flows from our securitized MPF Government MBS product, are presented on a gross basis and classified as investing activities in our statements of cash flows. Cash flows from our securitized MPF Government MBS product are classified as operating activities in our statements of cash flows.

•
HTM securities are carried on an amortized cost basis adjusted for any noncredit other-than-temporary impairment (OTTI) recognized in AOCI. Amortized cost basis represents the original cost of a security adjusted for accretion, amortization, collection of cash, previous other-than-temporary impairment (OTTI) recognized into earnings (less any cumulative effect adjustments), and fair value hedge accounting adjustments.

•
AFS securities are carried at fair value. Changes in fair value on AFS securities are recognized into AOCI in our statements of condition except for AFS securities that are in a fair value hedge relationship. Changes in fair value on AFS securities and the derivative hedging AFS securities in a fair value hedging relationship are immediately recognized into noninterest income on derivatives and hedging activities.

•
We use the interest method to amortize/accrete premiums/discounts on HTM and AFS securities into interest income in our statements of income. HTM and AFS securities having a prepayment feature amortize/accrete premiums/discounts over their estimated lives based on anticipated prepayments. We recalculate their effective yield on an ongoing basis to reflect actual payments to date and anticipated future payments. HTM and AFS securities that do not have a prepayment feature amortize/accrete premiums/discounts over their contractual life.

•	Gains and losses on sales of securities are determined using the specific identification method and are included in noninterest income in our statements of income.

Investment Securities - Other-than-Temporary Impairment (OTTI)

We assess an HTM or AFS security for OTTI whenever its fair value is less than its amortized cost basis as of the reporting date.
We write-down an OTTI security to fair value if we decide to sell it or if we believe it is more likely than not that we will be

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

required to sell it before recovery of its amortized cost basis. The entire amount of the fair value write-down is recognized as an OTTI credit loss in our statements of income. If a fair value write-down on an OTTI security is not required but a recovery of its entire amortized cost basis is not expected, then the OTTI security is written down to its fair value in our statements of condition. The offset to such a fair value write-down is allocated between an OTTI credit loss that is recognized in our statements of income and a noncredit related loss that is recognized in AOCI.

Subsequent Accretion and Amortization

We prospectively accrete the noncredit OTTI recognized in AOCI for HTM securities to the security's carrying amount over its remaining life. The accretion is based on the amount and timing of the security's future estimated cash flows. This accretion increases the security's carrying amount until we derecognize the security (e.g., at maturity) or until we recognize additional OTTI on that security into earnings. See Statements of Comprehensive Income on page F-5.

We evaluate the yield of each impaired HTM or AFS security on a quarterly basis. We adjust the impaired security's yield for subsequent increases or decreases in its estimated cash flows, if any. The adjusted yield is then used to calculate the amount to be recognized into interest income over the remaining life of the impaired security.

Advances

We offer a wide range of fixed-and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. An advance is carried at its amortized cost basis, except when we elect the fair value option. Our accounting for financial instruments under the fair value option is outlined in our "Fair Value" accounting policy discussed above. Amortized cost basis represents the original amount funded to our member adjusted for any accretion, amortization, collection of cash, and fair value hedge accounting adjustments.  Fair value hedge adjustments include ongoing (open) and/or discontinued (closed) fair value hedges. Cash flow hedging adjustments related to ongoing (open) and/or discontinued (closed) cash flow hedges are classified in AOCI. We utilize the interest method to amortize/accrete any premiums/discounts and closed fair value and/or cash flow hedging adjustments.

Prepayments

We recognize prepayment fees, if any, and any related fair value and/or cash flow hedging adjustments into interest income in our statements of income when an advance is prepaid.

Modifications versus Extinguishments

We assess whether a modification or an extinguishment of an existing advance has occurred in cases where a new advance is issued concurrently or shortly after the prepayment of that existing advance (within 5 business days) by a member. An advance is considered extinguished if either of the conditions shown below are met:

•	The present value of the cash flow on the new advance is at least 10% different from the present value of the remaining cash flows on the original advance; or

•	A significant modification has occurred based on the specific facts and circumstances (and other relevant considerations) surrounding the modification.

Any prepayment fees and any unamortized cumulative basis adjustment resulting from a fair value hedge of an extinguished advance would be immediately recognized into interest income in our statements of income. Amounts deferred in AOCI related to a cash flow hedge on the extinguished advance are immediately recognized into noninterest income on derivatives and hedging activities.

If both of the above conditions are not met, a modification of the existing advance has occurred. Any prepayment fees and any unamortized cumulative basis adjustment resulting from a fair value hedge of the modified advance would continue to be amortized over its contractual life.

MPF Loans

See Note 7 - MPF Loans Held in Portfolio for further details pertaining to the MPF Program and MPF Loans.

MPF Loans Held for Sale

MPF Loans acquired under the MPF Xtra product, MPF Direct product, and MPF Government MBS product are classified as

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans held for sale (HFS). MPF Loans under the MPF Government MBS product are reclassified from Mortgage Loans HFS to trading securities upon their securitization provided the securitization qualifies for sales accounting treatment. If the securitization does not meet the conditions for sale accounting treatment, then we continue to classify these mortgage loans as MPF Loans HFS. We have elected the fair value option for MPF Loans HFS. Our accounting for financial instruments under the fair value option is outlined in our "Fair Value" accounting policy discussed above. The initial fair value of the MPF Loans HFS includes the fair value amount of the MPF delivery commitment as of the purchase or settlement date. We classify MPF Loans HFS in Other Assets rather than as a separate line item in our statements of condition on the basis of materiality. Cash flows from MPF Loans HFS are classified as operating activities in our statements of cash flows. The following transaction fees are recognized into noninterest income - other, net in our statements of income:

•	Any transaction fees, such as extension fees, or incremental third party transaction costs are immediately recognized.

•	Any transaction fees representing the reimbursement of our third party costs attributable to securitization of MPF Loans HFS are immediately recognized.

•
Any transaction fees attributable to services we perform over the life of the MPF Loan HFS, such as administrative services, is recognized over the remaining life of that MPF Loan HFS after it is transferred or securitized to a third party.

MPF Loans Held in Portfolio

MPF Loans for which we have the intent and ability to hold until maturity are classified as MPF Loans held in portfolio. Such loans are carried on an amortized cost basis on our statements of condition. Amortized cost basis represents the initial fair value amount of the MPF delivery commitment as of the purchase or settlement date, agent fees (i.e., market risk premiums or discounts paid to or received from PFIs), if any, subsequently adjusted, if applicable, for accretion, amortization, collection of cash, charge-offs, and cumulative basis adjustments related to fair value hedges. We use the interest method to amortize yield adjustments into interest income in our statements of income over the contractual life of an MPF Loan held in portfolio. Yield adjustments may include agent fees, the fair value amount of the delivery commitment as of its settlement date, any origination fees or costs representing yield adjustments, closed fair value hedging adjustments, and credit enhancement fees.

MPF Fees from other FHLBs

Other FHLBs pay us a membership fee to participate in the MPF Program and a fee for us to provide services related to their on balance sheet MPF Loans, which offsets a portion of expenses we incur to run the program. We present these fees on a gross basis and classify them in Noninterest income - MPF Fees from other FHLBs.

Allowance for Credit Losses

Refer to Note 8 - Allowance for Credit Losses for further details.

On-Balance Sheet Financial Instruments

An allowance for credit losses is a contra asset valuation account attributable to an on-balance sheet portfolio segment, such as conventional MPF Loans held in portfolio. A portfolio segment represents the first level of disaggregation that we develop and document a systematic method for determining an allowance for credit losses attributable to our financing receivables. We establish an allowance for credit losses for a portfolio segment when, based on available information, it is probable a credit loss has been incurred as a result of past events and the current economic conditions existing at the date of our statements of condition and if such credit losses are reasonably estimable. We recognize the change in credit losses during the reporting period as a provision for (reversal of) credit losses in our statements of income.

Off-Balance Sheet Financial Instruments

We establish a separate liability for credit losses, if any, attributable to off-balance sheet financial instruments, such as standby letters of credit (also referred to herein as letters of credit), using the same approach described above for on-balance sheet financial instruments. We recognize the change in credit losses during the reporting period, if any, in other noninterest expense in our statements of income.

The allowance for credit losses methodology for each of our portfolio segments is discussed below.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Member Credit Products (advances, letters of credit and other extensions of credit to borrowers)

We consider our risk-based approach to determining collateral requirements, including risk-based collateral levels and collateral delivery triggers, and our credit extension policies as the primary tools for managing the credit quality on our member credit products. We assess and protect our rights to collateral on a member-by-member basis to determine if we are holding collateral with a value that is at least equal to the credit outstanding to that member. The estimated collateral value required to secure each member's credit products is calculated for securities, by multiplying a percentage margin by the fair value of each security adjusted for eligible collateral and for loans, by multiplying a percentage margin by the unpaid principal balance of pledged loans, along with any applicable ineligibility discount factor. We also factor in the repayment history of our members when assessing whether a credit risk loss has been incurred with respect to our member credit products.

Conventional MPF Loans Held in Portfolio

MPF Risk Sharing Structure

Our allowance for credit losses methodology factors in the allocation of losses for conventional MPF products held in our portfolio as further described below. The credit risk analysis determines the degree to which layers of the MPF Risk Sharing Structure are available to recover losses on MPF Loans. PFIs deliver MPF Loans into pools designated by product specific Master Commitments (MCs). The credit risk analysis is performed at an individual MC level since credit loss recovery from a PFI is MC-specific - that is, credit losses on a loan may be absorbed by the PFI only by its risk layer of the MC related to that loan. We allocate losses on participation interests in MPF Loans amongst the participating MPF Banks pro-ratably based upon their respective percentage participation interest in the related MC. Credit losses are absorbed under the MPF Risk Sharing Structure in the following order:

•	Borrower's equity.

•	Primary mortgage insurance (PMI), if any.

•	The PFI. We will withhold a PFI's scheduled performance credit enhancement fee in order to reimburse ourselves for any losses allocated to the FLA (as further described below).

•
Us or pro-rata with another MPF Bank in the case of a participation. Our first layer of exposure is referred to as the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point in which a PFI's credit enhancement obligation (CE Amount) would cover the next layer of losses. Our FLA exposure varies by MPF Loan product type - that is, MPF Original, MPF 35, MPF 100, MPF 125, and MPF Plus.

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

•
Total Severity Rate: This severity rate is based on the total losses experienced and expenses incurred on conventional MPF Loans under the MPF Risk Sharing Structure. Specifically, this severity rate includes all credit losses related to contractual principal and interest due on impaired conventional MPF Loans, periodic expenses incurred through the life cycle of a conventional MPF Loan, such as real estate taxes and attorney fees incurred after it is transferred to real estate owned (REO), and REO sale gains or losses.

•
Credit Loss Severity Rate: The second severity rate only includes credit losses attributable to the contractual principal amounts due on impaired conventional MPF Loan portfolios that either were not collected or were not received on a timely basis.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The Total Severity Rate includes total losses and expenses to prevent our allowance for credit losses from being understated. This ensures the portion of the MPF Risk Sharing Structure utilized to absorb noncredit losses is not being included when calculating the amount to be utilized to absorb credit losses.

We may adjust these severity rates to reach the final Total Severity Rate and Credit Loss Severity Rate used in the allowance for credit losses methodology. Adjustments may include factors that exist in the current economic environment, such as the FHFA Purchase-Only House Price Index, as of the reporting date.

We have not presented quantitative information pertaining to our total and credit loss severity rates due to the immateriality of our allowance for credit losses.

Consideration of the MPF Risk Sharing Structure

The entire population of conventional MPF Loans is analyzed using the MPF Risk Sharing Structure at the MC level using roll rates and the Total Severity Rate. The total losses resulting after factoring in the MPF Risk Sharing Structure are then calculated. The adjusted total losses are then split into credit losses and noncredit losses. A credit loss only consists of the loss resulting from the timing and amount of unpaid principal on an MPF Loan and does not include periodic expenses incurred during the time period in which an MPF Loan has become REO. Such periodic expenses are noncredit losses, and they are directly expensed through the statements of income as incurred.

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

Government Loans Held in Portfolio

The PFI provides insurance or a guaranty from governmental agencies, which includes ensuring compliance with all of their requirements. Servicers maintain the insurance or guaranty and obtain the benefit of the applicable insurance or guaranty with respect to defaulted Government Loans. Any losses incurred on Government Loans that are not recovered from the government insurer or guarantor are absorbed by the servicer. Accordingly, credit losses of our portfolio segment for Government Loans included in our MPF Loan held in portfolio for the reporting periods presented is based on our assessment of our servicers' ability to absorb losses not covered by the applicable government guarantee or insurance.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

Federal Funds sold are only evaluated for purposes of an allowance for credit losses if payment is not made when due. In this regard, we may establish an allowance for credit losses for Federal Funds sold when repayment has not been made according to contractual terms.

We may establish an allowance for credit losses for securities purchased under agreements to resell or resale agreements in cases where all payments due under the contractual terms have not been received and where we do not hold sufficient underlying collateral. For example, if the credit markets experience disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. If the collateral's fair value amount has decreased below the resale agreement's carrying amount, we may suffer a credit loss that would be recognized as an allowance for credit loss with an offsetting amount recognized as a provision for credit losses in our statements of income.

Charge-off Provisions

We recognize a charge-off on a loan upon the occurrence of a confirming event, which include, but are not limited to, the events shown below. The charge-off amount equals the difference between the loan's amortized cost basis and its fair value, less costs to sell. We use an Automated Valuation Methodology (AVM) to determine the fair value of our impaired conventional MPF Loans held in portfolio, including troubled debt restructurings, and REO.

•	When a loan is 180 days or more past due and its fair value, less cost to sell, is less than the loan's amortized cost basis.

•
When a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less costs to sell, within 60 days of receipt of the notification of filing from the bankruptcy court or within the delinquency time frames specified in the

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Nonaccrual

Conventional MPF Loans held in portfolio are placed on nonaccrual when they become "adversely classified" - that is, when a loan is classified as "Substandard", "Doubtful", or "Loss". An adverse classification means that such a loan is not considered well secured and is in the process of collection.

Derivatives

Refer to Note 9 - Derivatives and Hedging Activities for additional details.

We carry all derivatives at fair value in our statements of condition. We designate derivatives either as fair value hedges, cash flow hedges, or economic hedges. We use fair value hedges to offset changes in the fair value or a benchmark interest rate (e.g., LIBOR) related to (1) a recognized asset or liability or (2) an unrecognized firm commitment. We use cash flow hedges to offset an exposure to variability in expected future cash flows associated with an existing recognized asset or liability or a forecasted transaction. We use economic hedges in cases where hedge accounting treatment is not permitted or achievable; for example, hedges of portfolio interest rate risk or financial instruments carried at fair value under the fair value option.

Derivative Hedge Accounting - We apply hedge accounting to qualifying hedge relationships. A qualifying hedge relationship exists when a derivative hedging instrument is expected to effectively offset changes in fair values, cash flows, or underlying risk of the hedged item during the term of the hedge relationship. We prepare formal contemporaneous documentation at inception of the hedge relationship to support that the hedge relationship qualifies for hedge accounting treatment. Such documentation includes the items outlined below:

•	Our risk management objectives and strategies for undertaking the hedge.

•	The nature of the hedged risk.

•	The derivative hedging instrument.

•	The hedged item or forecasted transaction.

•	The method we will use to retrospectively and prospectively assess the hedging instrument's effectiveness.

•	The method we will use to measure the amount of hedge ineffectiveness into earnings.

•	For cash flow hedges only, we document details that include, but are not limited to, the date or period when a forecasted transaction is expected to occur.

We also perform hedge effectiveness testing at hedge inception and at least quarterly thereafter. We use regression analysis to assess hedge effectiveness.

We immediately recognize changes in fair values for both the derivative hedging instrument and the related hedged item beginning on the derivative hedging instrument's trade date. For fair value hedges, changes in fair value on the hedged item are recognized as a cumulative basis adjustment to the asset or liability being hedged with an offsetting entry recognized in noninterest income on derivatives and hedging activities in our statements of income. For cash flow hedges, we recognize changes in fair value on the hedged item in AOCI to the extent that the hedge is effective. A cash flow hedge's ineffective portion is immediately recognized as noninterest income on derivatives and hedging activities in our statements of income. Amounts recorded in AOCI are reclassified either to interest income or interest expense depending on the hedged item during the period in which the hedged transaction affects earnings.

Discontinuance of Derivative Hedge Accounting - Derivative hedge accounting for discontinued fair value and cash flow hedges is outlined below.

•
We begin amortizing fair value hedging adjustments into interest income or interest expense, whichever is applicable, over the remaining life of the hedged item using the interest method at the time the hedge relationship is discontinued.

•
We begin amortizing cash flow hedging adjustments on the hedged item into interest income or interest expense, whichever is applicable, when earnings are affected by the original forecasted transaction.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•	If hedge accounting is discontinued and the derivative is not redesignated to another qualifying hedge relationship, we account for the derivative as an economic hedge.

Economic Hedges - Derivatives used in economic hedges do not qualify for hedge accounting treatment. Changes in fair value on economic hedges are immediately recognized as noninterest income on derivatives and hedging activities in our statements of income.

Purchased Options - Premiums paid to acquire options are included in the initial basis of the derivative and reported in derivative assets on the statements of condition.

Accrual of Net Interest Settlements - Accrual of net interest settlements on a derivative qualifying as a fair value or cash flow hedge are recognized in the same line item in our statements of income as the interest income or interest expense of the underlying hedged item. Accrual of net interest settlements on economic hedges are recognized as noninterest income on derivatives and hedging activities in our statements of income.

MPF Delivery Commitments - Commitments to purchase MPF Loans are carried at fair value as a derivative asset or derivative liability, with changes in fair value immediately recognized as noninterest income on derivatives and hedging activities in our statements of income.

Advance Commitments - An unhedged advance commitment on an advance we intend to hold for investment purposes upon funding is accounted for as a firm commitment rather than a derivative. Firm commitments are accounted for off-balance sheet rather than carried at fair value. A hedged advance commitment (i.e., in a fair value hedge relationship) is carried at fair value with any changes in fair value immediately recognized in noninterest income on derivatives and hedging activities.

Derivative Contracts with a Financing Element - We present cash flows from derivative contracts where an other-than-insignificant financing element is present at the derivative contract's inception as a financing activity. We define the term “other-than-insignificant” as an amount that is equal to or greater than 10% of the present value of an at-the-market derivative’s fully prepaid amount.

Novation - In March of 2016, the FASB issued new guidance clarifying that a change in counterparty (through novation) to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or be considered a change in the critical term of the hedging relationship. We early adopted this new guidance on a prospective basis effective January 1, 2016. The new guidance had no effect on our financial condition, results of operations, or cash flows at the time of adoption.

Consolidated Obligations

Consolidated obligations consist of discount notes and consolidated obligation bonds. Consolidated obligations are the joint and several liability of the FHLBs. See Note 10 - Consolidated Obligations to the financial statements for further details.

We carry consolidated obligations on an amortized cost basis, except when we elect the fair value option. Our accounting for financial instruments under the fair value option is outlined in our "Fair Value" accounting policy discussed above. Amortized cost basis represents the amount funded to us adjusted for any premiums and discounts, concession fees, and cumulative basis adjustments related to ongoing (open) and/or discontinued (closed) fair value hedges (fair value hedging adjustments). Cumulative basis adjustments related to ongoing (open) and/or discontinued (closed) cash flow hedges (cash flow hedging adjustments) are classified in AOCI. We use the interest method to amortize/accrete premiums/discounts, concession fees, and hedging adjustments on consolidated obligations into interest expense in our statements of income. The amortization/accretion period for a callable consolidated obligation is over its estimated life. The amortization/accretion period for a consolidated obligation that is noncallable or that has a zero-coupon rate is over its contractual life. We immediately recognize any remaining premiums/discounts, concession fees, and fair value hedging adjustments attributable to a consolidated obligation that is called into interest expense in our statements of income. Any remaining cash flow hedging adjustment in AOCI attributable to the consolidated obligation that was called is immediately recognized into noninterest income on derivatives and hedging activities in our statements of income.

We de-recognize a consolidated obligation only if it has been extinguished in the open market or transferred to another FHLB. We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been legally released from being the primary obligor. An extinguishment gain or loss is recognized in noninterest income on early extinguishment of debt, if any. The amount recognized equals the difference between the debt's reacquisition price and its net carrying amount, which includes the remaining premiums/discounts, concession fees, and cumulative fair value hedging adjustments, attributable to the extinguished consolidated obligation. Any remaining cash flow hedging adjustment in AOCI attributable to the extinguished consolidated obligation is immediately recognized into noninterest income on derivatives and

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

hedging activities in our statements of income.

Capital and Mandatorily Redeemable Capital Stock (MRCS)

Capital stock is issued and recorded at par. We record the repurchase of our capital stock from our members at par. The capital stock repurchased is retired. We recognize dividends on our capital stock on the date they are declared by our Board of Directors. Specifically, upon being declared, we recognize a reduction to our retained earnings with an offsetting entry to other liabilities (i.e., accrued dividends payable) in our statements of condition based on the number of shares outstanding of our Class B1 activity stock and its dividend rate and the number of shares outstanding of our Class B2 membership stock and its dividend rate.

We reclassify capital stock from equity to mandatorily redeemable capital stock (MRCS), a liability on our statements of condition, once we become unconditionally obligated to redeem capital stock by transferring cash at a specified or determinable date (or dates) or upon an event certain to occur. Capital stock is reclassified to MRCS at fair value. The fair value of capital stock subject to mandatory redemption is its par value (as indicated by contemporaneous member purchases and sales at par value) plus any dividends related to the capital stock which are also reclassified as a liability, accrued at the expected dividend rate, and reported as a component of interest expense. Our stock can only be acquired and redeemed or repurchased at par value. It is not publicly traded and no market mechanism exists for the exchange of stock outside our cooperative structure.

Refer to Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) for further details.

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

Litigation Settlement Awards and related Litigation Settlement Legal Expense

On October 15, 2010, we instituted litigation relating to sixty-four private label MBS bonds purchased by us in an aggregate original principal amount of approximately $4.29 billion. While we continue to pursue litigation related to these matters, we have recognized partial settlements and related contingent legal fees in our statements of income starting in 2013.

We recognize litigation settlement awards into other noninterest income on litigation settlement awards when realized. A litigation settlement award is considered realized when we receive cash or assets that are readily convertible to known amounts of cash or claims to cash. Prior to being recognized, we consider the potential litigation settlement awards to be gain contingencies.

Legal expenses related to litigation settlement awards are contingent based fees for the attorneys representing the Bank. We incur and recognize these contingent based legal fees only if we receive a litigation settlement award. We classify litigation related legal fees in noninterest expense - other in our statements of income.

Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan)

We participate in the Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan), a tax-qualified defined-benefit pension plan. The Pension Plan is considered a multiemployer plan since contributions made by us may be used to provide benefits to participants of other participating employers. We recognize net periodic pension cost equal to our minimum required contribution for the reporting period. A prepaid pension asset is recognized when our contributions are in excess of 100% of our minimum required contribution while a liability is recognized for contributions due and unpaid at the end of the reporting period. The Pension Plan is also considered a multiple employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, such as the certified zone status, are not applicable to the Pension Plan. Refer to Note 15 - Employee Retirement Plans for further details.

Segment Reporting

We manage our business activities as a single operating segment. Specifically, management defines our business, assesses our financial performance, and allocates our resources on an entity-wide basis. As a result, we disclose information on an entity-wide basis.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows

In August of 2016, the FASB issued statement of cash flows classification guidance governing certain cash receipts and cash payments. The new guidance becomes effective January 1, 2018, with earlier adoption permitted. The new guidance must be applied retrospectively to each period our statements of cash flows are presented at the time of adoption. Our existing practice is consistent with the requirements outlined below:

•	We classify cash payments related to prepaying or extinguishing our consolidated obligations as financing activities in our statements of cash flows.

•
We classify the cash payments attributable to interest expense paid at the maturity of our discount notes, which have a zero coupon rate, as operating activities in our statements of cash flows and in our supplemental disclosure of interest expense paid.

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

•
Requires recognition of a credit loss on available-for-sale (AFS) securities into the income statement if the present value of cash flows expected to be collected on the security is less than its amortized cost basis. Additionally, the allowance on AFS debt securities will be limited to the amount by which fair value is less than the amortized cost basis.

•
Expands upon the current credit quality disclosures by requiring further disaggregation of financial instruments by their year of origination. This disclosure is expected to help financial statement users better understand credit quality trends of asset portfolios.

The amendments become effective January 1, 2020, with early adoption permitted effective January 1, 2019. We plan to implement the expected credit loss methodology through a cumulative-effect adjustment to our beginning retained earnings as of the first reporting period in which the new guidance becomes effective for us. The cumulative effect adjustment will equal the amount required to adjust our existing allowance for credit losses for our on balance-sheet financial instruments and other liabilities for our off-balance sheet financial instruments to the amounts determined under the expected credit losses methodology. A prospective transition approach is required for debt securities in which an OTTI impairment had been recognized before our effective date. The accounting implications of such an approach is outlined below:

•	Write-downs recognized prior to our effective date on securities may not be reversed at the time of our adoption.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•	Improvements in expected cash flows subsequent to adoption for such securities will continue to be accounted for as yield adjustments over their remaining life.

•	Recoveries of amounts previously written off prior to the date of adoption will be recorded in earnings when received.

We are in the process of reviewing the expected effect of this guidance on our financial condition, results of operations, and cash flows.

Contingent Put and Call Options in Debt Instruments

In March of 2016, the FASB issued new guidance clarifying that entities no longer will be required to assess whether the event triggering the acceleration of an embedded contingent call (put) option within a debt instrument is clearly and closely related to its host contract. We adopted the new guidance using the modified retrospective approach on January 1, 2017. The new guidance did not have any effect on our financial condition, results of operations, and cash flows at the time of adoption.

Leases

In February of 2016, the FASB issued new guidance pertaining to lease accounting. The primary change to our existing accounting practice resulting from the new guidance is the requirement to recognize operating leases and right-to-use assets with a term exceeding 12 months in our statements of condition rather than to recognize them off-balance sheet. The new guidance becomes effective January 1, 2019. A modified retrospective transition approach is required to be applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We do not expect the new guidance to have a significant effect on our financial condition, results of operations, and cash flows since our existing off-balance sheet operating leases are not material.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January of 2016, the FASB issued new guidance governing recognition and measurement of financial assets and financial liabilities. The new guidance becomes effective January 1, 2018. The key provisions applicable to us include, but are not limited to, the following:

•	The ability to elect the fair value option will continue to be permitted.

•
Requires recognizing the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk in other comprehensive income when we elect to carry that liability at fair value under the fair value option. We do not expect the instrument-specific credit risk attributable to our consolidated obligations carried at fair value to have a material effect on our financial condition, results of operations, and cash flows; however, we will continue to monitor its potential effect. This is primarily because of the historically stable high agency debt ratings for our consolidated obligation and the fact that all FHLBs are joint and severally liable for consolidated obligation debt.

•
Requires separate presentation of financial assets and financial liabilities by measurement category, such as amortized cost, and form, such as securities or loans, on our statements of condition or the accompanying notes to the financial statements.

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. Subsequently, the FASB deferred the effective date of the new guidance until January 1, 2018 and issued several pronouncements that provide additional revenue recognition guidance and clarifications to new guidance. The new revenue recognition guidance is not expected to have a material effect, if any, on our financial condition, results of operations, or cash flows at the time of adoption. This is because the majority of our financial instruments and other contractual rights that generate revenue are covered by other GAAP, and therefore, the revenue recognition guidance is not applicable to these financial instruments and other contractual rights.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2016	2015	2014
Interest income -

Trading	$10	$4	$23

Available-for-sale interest income	440	471	536
Available-for-sale prepayment fees	45	60	17
Available-for-sale	485	531	553

Held-to-maturity interest income	222	255	294
Held-to-maturity prepayment fees	2	15	—
Held-to-maturity	224	270	294

Investment securities	719	805	870

Advance interest income	280	171	146
Advance prepayment fees	10	10	12
Advances	290	181	158

MPF Loans held in portfolio	218	256	327
Federal Funds sold and securities purchased under agreements to resell	25	8	5
Other interest bearing assets	7	2	2

Interest income	1,259	1,252	1,362

Interest expense -

Discount notes	359	294	269
Bonds	411	396	518
Consolidated obligations	770	690	787

Subordinated notes	24	54	54
Other interest bearing liabilities	9	—	—

Interest expense	803	744	841

Net interest income	456	508	521
Provision for (reversal of) credit losses	1	5	(7)
Net interest income after provision for (reversal of) credit losses	$455	$503	$528

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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
Trading Securities

The following table presents the fair value of our trading securities. We had no material unrealized gains or losses on trading securities.

As of	December 31, 2016	December 31, 2015
U.S. Government & other government related	$1,005	$1,108
Residential MBS
GSE	39	50
Government-guaranteed	1	2
Residential MBS	40	52
Trading securities	$1,045	$1,160

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of December 31, 2016
U.S. Government & other government related	$322	$15	$(1)	$336
State or local housing agency	19	—	—	19
FFELP ABS	4,431	165	(24)	4,572

Residential MBS:
GSE	8,291	266	(2)	8,555
Government-guaranteed	1,346	34	—	1,380
Private-label	50	6	—	56
Residential MBS	9,687	306	(2)	9,991
Available-for-sale securities	$14,459	$486	$(27)	$14,918

As of December 31, 2015
U.S. Government & other government related	$405	$21	$(4)	$422
State or local housing agency	18	—	—	18
FFELP ABS	5,090	233	(24)	5,299

Residential MBS:
GSE	9,427	383	(12)	9,798
Government-guaranteed	1,811	57	—	1,868
Private-label	61	4	—	65
Residential MBS	11,299	444	(12)	11,731
Available-for-sale securities	$16,812	$698	$(40)	$17,470

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Noncredit OTTI Recognized in AOCI	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of December 31, 2016
U.S. Government & other government related	$1,733	$—	$1,733	$42	$(1)	$1,774
State or local housing agency	13	—	13	—	—	13

Residential MBS:
GSE	1,856	—	1,856	100	—	1,956
Government-guaranteed	791	—	791	10	—	801
Private-label	856	(177)	679	294	(1)	972
Residential MBS	3,503	(177)	3,326	404	(1)	3,729
Held-to-maturity securities	$5,249	$(177)	$5,072	$446	$(2)	$5,516

As of December 31, 2015
U.S. Government & other government related	$1,932	$—	$1,932	$64	$(1)	$1,995
State or local housing agency	16	—	16	—	—	16

Residential MBS:
GSE	2,163	—	2,163	134	—	2,297
Government-guaranteed	969	—	969	16	—	985
Private-label	1,104	(217)	887	334	(1)	1,220
Residential MBS	4,236	(217)	4,019	484	(1)	4,502
Held-to-maturity securities	$6,184	$(217)	$5,967	$548	$(2)	$6,513

We had no sales of HTM securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Contractual Maturity and Interest Rate Payment Terms

The following table presents the aging of our investments for the current year, as well as the carrying amounts for the previous two years. It also discloses the yields by aging categories for the current year.

	2016					2015	2014
As of December 31,	Due in one year or less	Due one through five years	Due five through ten years	Due after ten years	Carrying Amount	Carrying Amount	Carrying Amount
Trading securities-
U.S. Government & other governmental related	$1,005	$—	$—	$—	$1,005	$1,108	$102
MBS:
GSE residential	—	—	—	39	39	50	63
Government guaranteed residential	—	—	1	—	1	2	2
Trading securities	1,005	—	1	39	1,045	1,160	167
Yield on trading securities	1.00%	—%	2.26%	4.42%	1.13%	0.93%	2.80%

AFS securities-
U.S. Government & other governmental related	11	38	18	269	336	422	508
State or local housing agency	—	6	11	2	19	18	3
FFELP ABS	—	3	—	4,569	4,572	5,299	6,221
MBS:
GSE residential	47	8,406	5	97	8,555	9,798	10,827
Government-guaranteed residential	—	—	—	1,380	1,380	1,868	2,345
Private-label residential	—	—	—	56	56	65	71
AFS securities	58	8,453	34	6,373	14,918	17,470	19,975
Yield on AFS securities	3.99%	4.45%	4.19%	3.50%	4.04%	4.14%	4.20%

HTM securities-
U.S. Government & other governmental related	669	277	90	697	1,733	1,932	2,222
State or local housing agency obligations	—	8	4	1	13	16	18
Residential MBS:
GSE	75	996	96	689	1,856	2,163	2,695
Government-guaranteed	—	117	4	670	791	969	1,129
Private-label	—	—	1	678	679	887	1,054
HTM securities	744	1,398	195	2,735	5,072	5,967	7,118
Yield on HTM securities	1.59%	3.36%	4.17%	3.45%	3.18%	3.12%	3.15%

Investment securities	1,807	9,851	230	9,147	21,035	24,597	27,260
Interest bearing deposits	650				650	650	560
Federal Funds sold	4,075				4,075	1,702	1,525
Securities purchased under agreements to resell	2,300				2,300	1,375	3,400
Investments	$8,832	$9,851	$230	$9,147	$28,060	$28,324	$32,745

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the interest rate payment terms of AFS and HTM securities at amortized cost basis for the reporting periods indicated.

	Available-for-Sale		Held-to-Maturity
As of December 31,	2016	2015	2016	2015
Non-MBS:
Fixed-rate	$336	$415	$1,732	$1,932
Variable-rate	4,436	5,098	14	16
Non-MBS	4,772	5,513	1,746	1,948
Residential MBS:
Fixed-rate	8,955	10,475	2,034	2,373
Variable-rate	732	824	1,469	1,863
Residential MBS	9,687	11,299	3,503	4,236
Total	$14,459	$16,812	$5,249	$6,184

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolio for periods less than 12 months and for 12 months or more. Securities for which OTTI have been recognized in earnings are excluded from the following tables. Gross unrealized losses for an investment category are not reported in the tables below when such losses are less than $1 million.

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of December 31, 2016
U.S. Government & other government related	$—	$—	$47	$(1)	$47	$(1)
State or local housing agency	7	—	—	—	7	—
FFELP ABS	—	—	753	(24)	753	(24)

Residential MBS:
GSE	—	—	991	(2)	991	(2)
Government-guaranteed	—	—	23	—	23	—
Private-label	—	—	8	—	8	—
Residential MBS	—	—	1,022	(2)	1,022	(2)
Available-for-sale securities	$7	$—	$1,822	$(27)	$1,829	$(27)

As of December 31, 2015
U.S. Government & other government related	$30	$(1)	$45	$(3)	$75	$(4)
State or local housing agency	4	—	—	—	4	—
FFELP ABS	64	(1)	787	(23)	851	(24)

Residential MBS:
GSE	1,081	(3)	1,006	(9)	2,087	(12)
Government-guaranteed	90	—	—	—	90	—
Private-label	—	—	8	—	8	—
Residential MBS	1,171	(3)	1,014	(9)	2,185	(12)
Available-for-sale securities	$1,269	$(5)	$1,846	$(35)	$3,115	$(40)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of December 31, 2016
U.S. Government & other government related	$26	$—	$17	$(1)	$43	$(1)
State or local housing agency	—	—	1	—	1	—

Residential MBS:
GSE	—	—	4	—	4	—
Government-guaranteed	117	—	—	—	117	—
Private-label	—	—	934	(178)	934	(178)
Residential MBS	117	—	938	(178)	1,055	(178)
Held-to-maturity securities	$143	$—	$956	$(179)	$1,099	$(179)

As of December 31, 2015
U.S. Government & other government related	$606	$—	$16	$(1)	$622	$(1)
State or local housing agency	1	—	10	—	11	—

Residential MBS:
GSE	4	—	—	—	4	—
Private-label	—	—	1,167	(218)	1,167	(218)
Residential MBS	4	—	1,167	(218)	1,171	(218)
Held-to-maturity securities	$611	$—	$1,193	$(219)	$1,804	$(219)

Other-Than-Temporary Impairment

We recognized no OTTI charges on HTM or AFS securities for the year ending December 31, 2016. This is because we do not intend to sell these securities, we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis, and we expect to recover the entire amortized cost basis. We also recognized no OTTI charges on HTM or AFS securities for the years ending December 31, 2015 and December 31, 2014.

We assess an HTM or AFS private-label MBS security for OTTI whenever its fair value is less than its amortized cost basis as of the reporting date. Our assessment entails generating cash flow projections to determine OTTI, if any, on our private-label MBS. Our initial cash flow projections are based on key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Committee, which was formed by the FHLBs to achieve consistency among the FHLBs in their OTTI analyses for private-label MBS. We then determine the final cash flow projections after assessing the reasonableness of, and if necessary, modifying those assumptions, significant inputs, and methodologies used. We also perform present value calculations using appropriate historical cost bases and yields to crosscheck the reasonableness of the final cash flow projections. OTTI exists when a security's cash flow projection is not expected to result in the recovery of its entire amortized cost basis.

As of December 31, 2016, we had a short-term housing price forecast with projected changes ranging from -3.0% to +10.0% over the twelve month period beginning October 1, 2016 over all markets. For the vast majority of markets, the short-term forecast has changes ranging from +2.0% to +6.0%.  Based on these inputs and assumptions, we had no OTTI charge for the year ended December 31, 2016.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

As of December 31, 2016	Unpaid Principal Balance	Amortized Cost Basis	Noncredit OTTI in AOCI	Gross Unrealized Gains	Carrying Amount	Fair Value
OTTI AFS Securities- Private-label residential MBS:
Alt-A	$74	$49	$—	$6	$55	$55
OTTI AFS securities	$74	$49	$—	$6	$55	$55

OTTI HTM Securities- Private-label residential MBS:
Prime	$690	$557	$(131)	$—	$426	$595
Subprime	441	246	(46)	—	200	323
OTTI HTM securities	$1,131	$803	$(177)	$—	$626	$918

The following table presents the changes in the cumulative amount of OTTI credit losses previously recognized into earnings on investment securities for the reporting periods indicated.

For the years ended December 31,	2016	2015	2014
Beginning Balance	$568	$620	$677
Reductions:
Increases in expected future cash flows recorded as credit-related accretion into interest income	(48)	(52)	(57)
Ending Balance	$520	$568	$620

Ongoing Litigation

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds purchased by us in an aggregate original principal amount of $4.29 billion. In April 2016, we received a payment of $37.5 million (partially offset by $5.0 million of related legal fees and other expenses) resulting from a settlement with some of the defendants. As of December 31, 2016, the remaining litigation covers three private-label MBS bonds in the aggregate original principal amount of $65.0 million.

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

As of December 31, 2016	Weighted Average Interest Rate		Amount
Due in one year or less	0.76%		$20,433
One to two years	0.90%		5,082
Two to three years	1.35%		1,612
Three to four years	1.69%		1,070
Four to five years	1.39%		1,576
More than five years	0.87%	[a]	15,192
Par value	0.88%		$44,965

[a]
The weighted average interest rate is relatively lower when compared to other categories due to a majority of advances in this category consisting of variable rate advances which reset periodically at current interest rates.

See Note 2 - Summary of Significant Accounting Policies for information related to our accounting for advances.
See Note 8 - Allowance for Credit Losses for information related to our credit risk on advances and allowance methodology for credit losses.

The following table presents our advances by payment terms as of the dates indicated.

As of	December 31, 2016	December 31, 2015
Fixed-rate due in one year or less	$9,473	$5,020
Fixed-rate due after one year	5,704	5,496
Total fixed-rate	15,177	10,516
Variable-rate due in one year or less	10,960	4,701
Variable-rate due after one year	18,828	21,388
Total variable-rate	29,788	26,089
Par value	44,965	36,605
Fair value hedging adjustments	98	159
Other adjustments	4	14
Advances	$45,067	$36,778

The following advance borrowers exceeded 10% of our total advances outstanding:

As of December 31, 2016	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	24.5%
The Northern Trust Company	5,000		11.1%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.
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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	December 31, 2016	December 31, 2015
Medium term (15 years or less)	$417	$662
Long term (greater than 15 years)	4,489	4,112
Unpaid principal balance	4,906	4,774
Net premiums, credit enhancement and deferred loan fees	38	20
Fair value hedging adjustments	26	37
MPF Loans held in portfolio, before allowance for credit losses	4,970	4,831
Allowance for credit losses on MPF Loans	(3)	(3)
MPF Loans held in portfolio, net	$4,967	$4,828

Conventional mortgage loans	$3,818	$3,568
Government Loans	1,088	1,206
Unpaid principal balance	$4,906	$4,774

See Note 8 - Allowance for Credit Losses for information related to our credit losses on MPF Loans held in portfolio.

MPF Loans acquired under the MPF Xtra product, MPF Direct product, and MPF Government MBS product are classified as MPF Loans held for sale (HFS). For these MPF Loan products, PFIs sell eligible MPF Loans to us through the MPF Program infrastructure and we either concurrently sell them to third party investors or hold them in our MPF Loan HFS portfolio for a short time period until such loans are securitized. See Note 2 - Summary of Significant Accounting Policies for information related to our accounting for MPF Loans HFS.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies for further details regarding our allowance for credit losses methodology for each of our portfolio segments discussed below.

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

Conventional MPF Loans Held in Portfolio

The following table presents the changes in the allowance for credit losses attributable to our portfolio segment for conventional MPF Loans held in portfolio. FHFA regulatory guidance that became effective January 1, 2015, resulted in the increased amount of losses charged to the allowance during 2015.

For the years ended December 31,	2016	2015	2014
Balance, beginning of period	$3	$15	$29
Losses charged to the allowance	(1)	(17)	(7)
Provision for (reversal of) credit losses	1	5	(7)
Balance, end of period	$3	$3	$15

The following table presents the recorded investment and the allowance for credit losses in conventional MPF Loans by impairment methodology. The recorded investment in a conventional MPF Loan includes its amortized cost basis and related accrued interest receivable, if any. The recorded investment in a conventional MPF Loan excludes our allowance for credit losses.

As of	December 31, 2016	December 31, 2015
Recorded investment in conventional MPF Loans -
Individually evaluated for impairment	$74	$107
Collectively evaluated for impairment	3,812	3,519
Recorded investment	$3,886	$3,626

Allowance for credit losses on conventional MPF Loans -
Collectively evaluated for impairment	$3	$3

Government Loans Held in Portfolio

Servicers are responsible for absorbing any losses incurred on Government Loans held in portfolio that are not recovered from the government insurer or guarantor. We did not establish an allowance for credit losses on our Government Loans held in portfolio for the reporting periods presented based on our assessment that our servicers have the ability to absorb such losses. Further, Government Loans were not placed on nonaccrual status or disclosed as troubled debt restructurings for the same reason.

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

	December 31, 2016			December 31, 2015
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$83	$57	$140	$99	$63	$162
Past due 60-89 days	26	17	43	32	21	53
Past due 90 days or more	69	23	92	100	15	115
Past due	178	97	275	231	99	330
Current	3,708	1,013	4,721	3,395	1,130	4,525
Recorded investment	$3,886	$1,110	$4,996	$3,626	$1,229	$4,855
In process of foreclosure	$35	$7	$42	$51	$3	$54
Serious delinquency rate	1.82%	2.07%	1.88%	2.77%	1.23%	2.38%
Past due 90 days or more and still accruing interest	$8	$23	$31	$10	$15	$25
On nonaccrual status	$74	$—	$74	$107	$—	$107

Individually Evaluated Impaired Conventional MPF Loans

The following table summarizes the recorded investment, unpaid principal balance, and related allowance for credit losses attributable to individually evaluated impaired conventional MPF Loans. Conventional MPF Loans are individually evaluated for impairment when they are adversely classified. There is no allowance for credit losses attributable to conventional MPF Loans that are individually evaluated for impairment, since the related allowance for credit losses have been charged off per FHFA regulation.

As of	December 31, 2016	December 31, 2015
Recorded investment without an allowance for credit losses	$74	$107
Unpaid principal balance without an allowance for credit losses	80	117

We do not recognize interest income on impaired conventional MPF Loans.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

We only had credit risk exposure to overnight Federal Funds sold and securities purchased under agreements to resell as of December 31, 2016 and December 31, 2015. We did not have any term Federal Funds sold and securities purchased under agreements to resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all payments due under the contractual terms have been received. We also did not establish an allowance for credit losses for overnight securities purchased under agreements to resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

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

Managing Interest Rate Risk

We use fair value hedges to offset changes in the fair value or a benchmark interest rate (e.g., LIBOR) related to (1) a recognized asset or liability or (2) an unrecognized firm commitment. We use cash flow hedges to offset an exposure to variability in expected future cash flows associated with an existing recognized asset or liability or a forecasted transaction. We use economic hedges in cases where hedge accounting treatment is not permitted or achievable; for example, hedges of portfolio interest rate risk or financial instruments carried at fair value under the fair value option.

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

Our over-the-counter bilateral derivative agreements may contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $29 million of collateral at fair value to our derivatives counterparties at December 31, 2016.

Cleared swaps are subject to variation and initial margin requirements established by the DCO and its clearing members. We post variation and initial margin through the FCM, on behalf of the DCO, which could expose us to institutional credit risk in the event that an FCM or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through an FCM. The DCO determines initial margin requirements for cleared derivatives. In this regard, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at December 31, 2016.

We present our derivative assets and liabilities on a net basis in our statements of condition. Refer to Note 1 - Background and Basis of Presentation for further discussion. In addition to the cash collateral as noted in the following table, we also pledged $97 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at December 31, 2016.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the fair values of our gross and net derivative assets and liabilities by contract type and amount for our derivative agreements.

	December 31, 2016					December 31, 2015
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$25,999	$40		$898		$25,140	$30		$1,082
Derivatives not in hedge accounting relationships-
Interest rate swaps	27,769	353		260		28,866	456		341
Interest rate swaptions	415	41		—		1,270	40		—
Interest rate caps or floors	1,129	38		—		1,131	76		—
Mortgage delivery commitments	760	2		2		479	1		1
Other	132	—		1		121	—		—
Derivatives not in hedge accounting relationships	30,205	434		263		31,867	573		342
Gross derivative amount before adjustments	$56,204	474		1,161		$57,007	603		1,424
Netting adjustments and cash collateral		(468)	[a]	(1,118)	[a]		(601)	[a]	(1,369)	[a]
Derivatives on statements of condition		$6		$43			$2		$55

[a]
Amounts represent the application of the netting requirements that allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed by us with the same FCM and/or counterparty. Cash collateral posted by us was $689 million and $793 million at December 31, 2016, and 2015, and cash collateral received was $40 million and $25 million at December 31, 2016, and 2015.

The following table presents the fair values of our gross recognized amount of derivative assets and liabilities netted against positions due to our FCMs and/or our counterparties for which our right of offset is enforceable at law as well as derivatives without the legal right of offset.

	Derivative Assets				Derivative Liabilities
As of December 31, 2016	Bilateral	Cleared		Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$339	$133		$472	$820	$339	$1,159
Netting adjustments and cash collateral	(335)	(133)		(468)	(788)	(330)	(1,118)
Derivatives with legal right of offset - net	4	—		4	32	9	41
Derivatives without legal right of offset	2	—		2	2	—	2
Derivatives on statements of condition	6	—		6	34	9	43
Cash collateral for initial margin		(1)		(1)
Noncash collateral received (pledged) and cannot be sold or repledged	—	(2)	[a]	(2)	—	9	9
Net amount	$6	$3		$9	$34	$—	$34

As of December 31, 2015
Derivatives with legal right of offset -
Gross recognized amount	$509	$93		$602	$1,182	$241	$1,423
Netting adjustments and cash collateral	(508)	(93)		(601)	(1,140)	(229)	(1,369)
Derivatives with legal right of offset - net	1	—		1	42	12	54
Derivatives without legal right of offset	1	—		1	1	—	1
Derivatives on statements of condition	2	—		2	43	12	55
Noncash collateral received (pledged) and cannot be sold or repledged	—	—		—	—	12	12
Net amount	$2	$—		$2	$43	$—	$43

[a]	Represents noncash collateral pledged for initial margin for cleared derivatives.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

At December 31, 2016, we had $86 million of additional net credit exposure on cleared derivatives due to our pledging of non-cash collateral to an FCM, on behalf of a DCO, for initial margin, which exceeded our net derivative liability position. We had $50 million comparable exposure at December 31, 2015.

The following table presents the noninterest income on derivatives and hedging activities as presented in the statements of income.

For the years ending December 31,	2016	2015	2014
Fair value hedges -
Interest rate swaps	$7	$(35)	$(22)
Fair value hedges	7	(35)	(22)
Cash flow hedges	5	3	2
Economic hedges -
Interest rate swaps	(36)	(37)	(17)
Interest rate swaptions	—	4	(11)
Interest rate caps or floors	(38)	(29)	(37)
Net interest settlements	59	77	77
Other	4	1	1
Economic hedges	(11)	16	13
Noninterest income on derivatives and hedging activities	$1	$(16)	$(7)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no gain (loss) for hedges that no longer qualified as a fair value hedge. Additionally, the table indicates where fair value hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed fair value hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

For the years ending December 31,	On Derivative	On Hedged Item	Total Ineffectiveness Recognized in Noninterest Income on Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
2016
Available-for-sale securities	$86	$(85)	$1	$(122)
Advances	66	(59)	7	(70)
MPF Loans held in portfolio	—	—	—	(9)
Consolidated obligation bonds	(140)	139	(1)	62
Total	$12	$(5)	$7	$(139)

2015
Available-for-sale securities	$43	$(56)	$(13)	$(146)
Advances	6	(5)	1	(84)
MPF Loans held in portfolio	—	—	—	(13)
Consolidated obligation bonds	46	(69)	(23)	205
Total	$95	$(130)	$(35)	$(38)

2014
Available-for-sale securities	$(4)	$—	$(4)	$(140)
Advances	(123)	132	9	(86)
MPF Loans held in portfolio	—	—	—	(17)
Consolidated obligation bonds	310	(337)	(27)	241
Total	$183	$(205)	$(22)	$(2)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $(8) million as of December 31, 2016. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is 4 years.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed cash flow hedging adjustments, which are reclassified from AOCI into the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

For the years ending December 31,		Ineffective Portion Recorded in Noninterest Income on Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
2016
Advances	Interest rate floors	$—	$—	$10
Discount notes	Interest rate swaps	5	161	(195)
Bonds	Interest rate swaps	—	—	(3)
Total		$5	$161	(188)

2015
Advances	Interest rate floors	$—	$—	$10
Discount notes	Interest rate swaps	3	125	(242)
Bonds	Interest rate swaps	—	—	(3)
Total		$3	$125	(235)

2014
Advances	Interest rate floors	$—	$—	$10
Discount notes	Interest rate swaps	2	93	(248)
Bonds	Interest rate swaps	—	—	(2)
Total	Total	$2	$93	(240)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 10 – Consolidated Obligations

The FHLBs issue consolidated obligations through the Office of Finance as their agent. Consolidated obligations consist of discount notes and consolidated obligation bonds. Consolidated discount notes are issued to raise short-term funds, are issued at less than their face amount and redeemed at par value when they mature. The maturity of consolidated obligation bonds may range from less than one year to over 20 years, but they are not subject to any statutory or regulatory limits on maturity.

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	December 31, 2016	December 31, 2015
Carrying Amount	$35,949	$41,564
Weighted Average Interest Rate	0.46%	0.22%

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2016	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$14,188	1.10%	$28,391
One to two years	7,171	1.08%	3,375
Two to three years	4,707	1.26%	3,307
Three to four years	1,914	1.26%	904
Four to five years	4,098	1.93%	308
Thereafter	5,056	2.73%	849
Total par value	$37,134	1.44%	$37,134

The following table presents consolidated obligation bonds outstanding by call feature:

As of	December 31, 2016	December 31, 2015
Noncallable	$22,356	$10,148
Callable	14,778	12,536
Par value	37,134	22,684
Fair value hedging adjustments	(229)	(101)
Other adjustments	(2)	(1)
Consolidated obligation bonds	$36,903	$22,582

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Inverse Floating Bonds - The coupon rate on these bonds increases as an index declines and decreases as an index rises.

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

As of	December 31, 2016	December 31, 2015
Fixed-rate	$22,389	$18,917
Variable-rate	11,615	—
Step-up	2,650	3,037
Step-down	480	680
Inverse floating	—	50
Par value	$37,134	$22,684

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of December 31, 2016 and December 31, 2015. Refer to Note 17 - Commitments and Contingencies for further details.

	December 31, 2016			December 31, 2015
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$579,189	$410,122	$989,311	$410,859	$494,343	$905,202
FHLB Chicago as primary obligor	37,134	35,969	73,103	22,684	41,584	64,268
As a percent of the FHLB System	6%	9%	7%	6%	8%	7%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 - Affordable Housing Program

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an Affordable Housing Program (AHP) by each FHLB. We provide subsidies in the form of direct grants for members that use the funds for qualifying affordable housing projects. Annually, the FHLB System must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year's income before assessments excluding any interest expense related to mandatorily redeemable capital stock (MRCS). The exclusion of interest expense related to MRCS is a regulatory calculation that was established by the FHFA. Interest expense related to MRCS for 2016 was $6 million. We accrue AHP expense monthly based on our regulatory income and recognize an AHP liability. As subsidies are provided, the AHP liability is reduced.

The following table summarizes the changes in the AHP payable for the periods indicated:

For the years ended December 31,	2016	2015	2014
AHP balance at beginning of year	$89	$90	$78
AHP expense accrual	37	39	44
Cash disbursements for AHP	(40)	(40)	(32)
AHP balance at end of year	$86	$89	$90

Note 12 – Subordinated Notes

Subordinated Notes Payoff

As approved by the Finance Board (predecessor to the FHFA), we issued $1 billion of 10-year subordinated notes in 2006, and during 2013, we purchased $56 million of these notes in the open market. On June 13, 2016, our remaining $944 million subordinated notes matured and we paid the holders of our subordinated notes in full in accordance with the terms of their notes.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 – Capital and Mandatorily Redeemable Capital Stock (MRCS)

Under our Capital Plan our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 activity stock is available to support a member's activity stock requirement. Class B2 membership stock is available to support a member's membership stock requirement and any activity stock requirement.

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

Risk-Based Capital. Under the risk-based capital requirement, we must maintain permanent capital in an amount at least equal to the sum of our: (i) credit risk capital requirement, (ii) market risk capital requirement, and (iii) operations risk capital requirement; all of which are calculated in accordance with the rules and regulations of the FHFA.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our minimum capital requirements:

	December 31, 2016		December 31, 2015
As of	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,088	$5,032	$1,027	$4,688
Total regulatory capital	$3,148	$5,032	$2,827	$4,688
Total regulatory capital ratio	4.00%	6.40%	4.00%	6.63%
Leverage capital	$3,935	$7,549	$3,534	$7,032
Leverage capital ratio	5.00%	9.59%	5.00%	9.95%

Regulatory capital and leverage capital do not include accumulated other comprehensive income (loss). Under the FHFA regulations on capital classifications and critical capital levels for FHLBs, we are adequately capitalized.

Capital Concentration

The following member had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding; however, their total voting interests is less than 10% due to limits on member voting rights under the FHLB Act and FHFA regulations:

As of December 31, 2016	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
One Mortgage Partners Corp.	$245	[a]	12.2%	$245

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Repurchase of Excess Capital Stock

Beginning on January 26, 2017, we began repurchasing all excess Class B2 stock on a weekly basis at par value, i.e., at $100 per share. Members may continue to request repurchase of excess stock on any business day in addition to the weekly repurchase. All repurchases of excess stock, including automatic weekly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices. As of February 28, 2017, our regulatory capital stock outstanding was $1.685 billion, a net decrease of $327 million from year-end.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Transfer of Capital Stock to Mandatorily Redeemable Capital Stock (MRCS)

During the first quarter of 2016, we transferred $294 million of our captive insurance company members' capital stock from equity to MRCS in liabilities on our statement of condition. The transfer was triggered by the issuance of the final FHFA rule on FHLB membership making captive insurance companies ineligible for FHLB membership, which was issued on January 20, 2016 and became effective February 19, 2016. Under this rule, our three captive insurance company members will have their memberships terminated by February 2021. The transfer from equity to MRCS in liabilities was required because the new rule creates an unconditional obligation requiring us to redeem our capital stock from our captive insurance company members after their membership terminates. In addition to our captive insurers, we have other members or former members who hold MRCS.

The following table shows our MRCS redemption terms by year payable.

As of December 31, 2016	Amount
Due in one year or less	$1
One to two years	2
Two to three years	2
Three to four years	2
Four to five years	6
Captive insurer MRCS not included above - after five years	288
MRCS	$301

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Noncredit OTTI -	Net Unrealized - Cash Flow Hedges
For the years ended December 31,	Available-for-sale Securities	Held-to-maturity Securities		Post-retirement Plans	AOCI
2016
Beginning balance	$658	$(217)	$(463)	$(6)	$(28)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(199)	40	161	—	2
Amounts reclassified in period to statements of income:
Net interest income	—	—	(5)	—	(5)
Noninterest income on derivatives and hedging activities	—	—	(5)	—	(5)
Other comprehensive income in the period	(199)	40	151	—	(8)
Ending balance	$459	$(177)	$(312)	$(6)	$(36)

2015
Beginning balance	$1,060	$(264)	$(580)	$1	$217
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(402)	47	125	(7)	(237)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(5)	—	(5)
Noninterest income on derivatives and hedging activities	—	—	(3)	—	(3)
Other comprehensive income in the period	(402)	47	117	(7)	(245)
Ending balance	$658	$(217)	$(463)	$(6)	$(28)

2014
Beginning balance	$1,052	$(320)	$(665)	$—	$67
Change in the period recorded to the statements of condition, before reclassifications to statements of income	8	56	93	—	157
Amounts reclassified in period to statements of income:
Net interest income	—	—	(6)	—	(6)
Noninterest income on derivatives and hedging activities	—	—	(2)	—	(2)
Noninterest expense - compensation and benefits	—	—	—	1	1
Other comprehensive income in the period	8	56	85	1	150
Ending balance	$1,060	$(264)	$(580)	$1	$217

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 15 - Employee Retirement Plans

We participate in the Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan), a tax-qualified defined-benefit pension plan. The Pension Plan year runs from July 1 to June 30. Substantially all of our officers and employees are covered by the Pension Plan. Our risks in participating in the Pension Plan are as follows:

•
The Pension Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, contributions made by us may be used to provide benefits to participants of other participating employers.

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

•
A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the Pension Plan year ended June 30, 2016 as of the date of this Form 10-K filing.

•	Our contributions for the years presented were not more than 5% of the total contributions to the Pension Plan.

•	The Pension Plan is not a collective bargaining agreement.

•	We did not pay any surcharges to the Pension Plan.

•	There was no funding improvement plan or rehabilitation plan implemented, nor is any such plan pending.

The Moving Ahead for Progress in the 21st Century Act (MAP-21) was enacted in July 2012 and as amended, contains provisions that stabilized the interest rates used to calculate our required contributions to the Pension Plan. There is an inverse relationship between interest rates and our required contributions to the Pension Plan; the lower the interest rate, the higher our required contribution to the Pension Plan. Interest rates in 2014 and 2015 had been historically low such that our required contributions to the Pension Plan were less than what would have been required had MAP-21 not been enacted.

For 2014, we only recognized the annual administrative fees into net pension cost in compensation and benefits expense. During 2015 and 2016 we were required to recognize increases in net pension expenses, which also includes a small amount attributable to administrative fees that we pay on an annual basis.

The following table provides details on our multiemployer Pension Plan. The funded status is calculated as the market value of plan assets divided by the funding target and reflects contributions received through the plan year ended June 30.

Pension Plan	2016	2015	2014
Net pension cost including administrative fees charged to compensation and benefits expense for the year end December 31,	$7	$3	$1
Our contributions including administrative fees for calendar year ended December 31,	8	5	5
Total voluntary prepaid pension contributions, in other assets, as of December 31,	17	15	14
Plan funded status as of the plan year end June 30,	104%	107%	111%
Our portion of plan funded status as of the plan year end June 30,	112%	121%	128%

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

Valuation Techniques and Significant Inputs

We believe our estimated fair value amounts are reasonable; however, as outlined below, there are inherent limitations in any valuation technique.

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

Investment securities—non-MBS and MBS. We use one of the valuation approaches outlined below to determine fair value.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•
Assessing our third party vendors' proprietary pricing models for reasonableness, including the underlying inputs and assumptions utilized. This is achieved by sampling securities across different asset classes and utilizing deep dive analysis since we do not have direct access to their propriety pricing models.

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

•
If some prices fall within the tolerance threshold level and some prices are outside the tolerance threshold level of the median price, additional analysis is required. The price or prices falling outside of the tolerance threshold level of the median price would be evaluated by us and a determination made to exclude that price or prices in the final price. If the price or prices that fall outside the tolerance threshold level of the median price are evaluated to be a better estimate of the fair value, then the selected outlier price will be the final price instead of the average of prices that fit within the tolerance level threshold of the median price. Possible factors that may be used to determine the quality of the outlier price or prices include:

▪	Comparison to bonds with similar characteristics, such as collateral type, credit quality, deal structure, or expected weighted-average life or maturity;

▪	Comparing option-adjusted spread or projected yield to similar bonds;

▪	Consideration of expected weighted-average life or maturity;

▪	Consideration of expected default, loss, and credit support;

▪	Consideration of the remaining principal versus the original principal of a security;

▪	Recent data on transactions with the security or similar securities; and

▪
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

As of December 31, 2016, four vendor prices were received for substantially all of our MBS holdings. We computed the final prices by taking the median of the four prices, excluding any outlier price deemed as unreasonable. We believe our final prices are representative of the exit price that we would receive to sell these securities in an orderly transaction with a market participant at the measurement date.
Non-MBS securities - SBA, agency bonds and housing development bonds. We use one third party pricing vendor to measure the fair value of these securities. If available, we compare the prices received from that service to two other third party pricing vendors to determine if the price is reasonable. If no other third party prices are available we validate against internal models.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

FFELP ABS. We use the fair value provided by a third party pricing vendor or average of pricing services or our internal model price in cases where a fair value is not provided by any third party pricing vendor to measure the fair value of our FFELP ABS. We assess these fair value measurements for reasonableness as outlined below.

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

•
Our internal pricing model. We compare prices for comparable FFELP securities provided by third party pricing vendors. The internal model price also is compared to three other third party pricing vendors to test for reasonableness. If only one pricing vendor is providing prices, our internal pricing model will be averaged with the vendor price.

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

			Range of Values
As of December 31, 2016		Fair Value	Minimum	Maximum
Available-for-sale securities	Private-label residential MBS	$56	$53	$60

Advances.  We determine the fair value of advances by calculating the present value of expected future cash flows. The expected future cash flows on advances carried on an amortized cost basis do not include accrued interest receivable. This is because such accrued interest receivable is presented in other assets in our statements of condition. Expected future cash flows for advances carried at fair value under the fair value option does include the amount of the accrued interest receivable. This is because such accrued interest receivable is presented in advances in our statements of condition. We do not include prepayment risk when measuring the fair value of an advance product in cases where we charge a prepayment fee which makes us financially indifferent to the borrower’s decision to repay the advance prior to its maturity date.
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

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Target spread assumption. The target spread relative to our cost of funds that we expect to earn for a given advance.

MPF Loans held in portfolio.  We measure the fair value of our entire mortgage loan portfolio based on to-be-announced (TBA) securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises, and adjust that fair value amount for impaired MPF Loans held in portfolio. We use a third party Automated Valuation Methodology (AVM) model based on market inputs to determine the fair value of our impaired conventional MPF Loans held in portfolio, including troubled debt restructurings. The prices of the referenced mortgage-backed securities and the MPF Loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Prices are then adjusted for differences in coupon, average loan rate, seasoning, settlements, purchase market spread, and cash flow remittance between our MPF Loans and the referenced mortgage-backed securities.

MPF Loans held for sale (included in Other Assets). We measure the fair value of our MPF Loans HFS portfolio based on to-be-announced (TBA) securities, which represent quoted market prices for new mortgage-backed securities issued by U.S.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

government-sponsored enterprises.

Derivative assets/liabilities. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We estimate the fair value of a derivative that is not transacted in such an active market using standard valuation techniques, such as discounted cash-flow analysis and comparisons to similar instruments. We are subject to nonperformance risk in derivative transactions due to the potential default by our derivative counterparties or a Derivative Clearing Organization (DCO). To mitigate this risk, we have entered into master netting agreements and credit support agreements with our derivative counterparties for our bilaterally executed derivative contracts that provide for the delivery of collateral at specified levels at least weekly. We apply the “portfolio exception” for purposes of determining the nonperformance risk adjustment, if any, to the fair value of our derivative instruments. As a result, we measure the nonperformance risk adjustment on our derivative instruments by taking into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. For derivative transactions executed as a cleared derivative, the transactions are fully collateralized in cash and exchanged daily with the DCO. We also have established the enforceability of offsetting rights incorporated in the agreements for the cleared derivative transactions. Our net counterparty position equals the amount attributable to a particular credit exposure that we would receive to sell a net long position or that we would pay to transfer a net short position. Based on our risk management practices described above and the our assessment of any change in our own credit spread, we concluded that the effect of the credit differential between us and our derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no nonperformance risk adjustments were deemed necessary to the recorded fair value of our derivative assets/liabilities in our statements of condition at December 31, 2016 and December 31, 2015. See Note 9 - Derivatives and Hedging Activities for further discussion of our credit risk management practices.

We include the carrying amount of a derivatives accrued net interest settlements and cash collateral remitted to/received from counterparties in its fair value. We use the carrying amount as a proxy for fair value due to the short-term nature a derivatives accrued interest receivable/payable and cash collateral remitted to/received from counterparties.

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are shown below.
Interest-rate related:

•	We use the Overnight Indexed Swap (OIS) curve to determine the fair value of our derivative contracts.

•	Volatility assumption market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Prepayment assumption, if applicable.

•	In limited instances, fair value estimates for interest-rate related derivatives are obtained from dealers and are corroborated by us using a pricing model and observable market data.

Mortgage delivery commitments and to be announced mortgage-backed securities:

•	TBA price. Market-based prices of TBAs are determined by coupon class and expected term until settlement.
Deposits.  We determine the fair values of deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the costs of deposits with similar terms.

Consolidated obligations. We estimate fair values based on: the cost of raising comparable term debt using internal valuation models. Our internal valuation models use standard valuation techniques and estimate fair values based on the following significant inputs for those consolidated obligations carried at fair value:

•
CO Curve for fixed-rate, noncallable (bullet) consolidated obligations and a spread to the LIBOR swap curve for callable consolidated obligations based on price indications for callable consolidated obligations from the Office of Finance.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Spread assumption. There was a spread adjustment to the LIBOR Curve used to value callable consolidated obligations carried at fair value.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Estimates for Financial Instruments

The following tables are a summary of the fair value estimates and related levels in the fair value hierarchy. The carrying amounts are as recorded in the statements of condition. These tables do not represent an estimate of our overall market value as a going concern; as they do not take into account future business opportunities and future net profitability of assets and liabilities. We had no transfers between levels in the fair value hierarchy for the reporting periods shown.

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

			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
As of December 31, 2016
Financial Assets -
Cash and due from banks	$351	$351	$351	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold	4,075	4,075	—	4,075	—
Securities purchased under agreements to resell	2,300	2,300	—	2,300	—
Held-to-maturity securities	5,072	5,516	—	4,544	972
Advances	45,067	45,065	—	45,065	—
MPF Loans held in portfolio, net	4,967	5,162	—	5,136	26
Financial Liabilities -
Deposits	(496)	(496)	—	(496)	—
Consolidated obligation discount notes	(35,949)	(35,949)	—	(35,949)	—
Consolidated obligation bonds	(36,903)	(37,149)	—	(37,149)	—
Mandatorily redeemable capital stock	(301)	(301)	(301)	—	—

As of December 31, 2015
Financial Assets -
Cash and due from banks	$499	$499	$499	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold	1,702	1,702	—	1,702	—
Securities purchased under agreements to resell	1,375	1,375	—	1,375	—
Held-to-maturity securities	5,967	6,513	—	5,293	1,220
Advances	36,778	36,736	—	36,736	—
MPF Loans held in portfolio, net	4,828	5,190	—	5,155	35
Financial Liabilities -
Deposits	(538)	(538)	—	(538)	—
Consolidated obligation discount notes	(41,564)	(41,563)	—	(41,563)	—
Consolidated obligation bonds	(22,582)	(22,986)	—	(22,931)	(55)	[a]
Mandatorily redeemable capital stock	(8)	(8)	(8)	—	—
Subordinated notes	(944)	(966)	—	(966)	—

[a]	Amount represents debt carried at fair value under a full fair value hedge strategy, not at fair value under the fair value option.

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

As of December 31, 2016	Level 2	Level 3		Netting		Total
U.S. Government & other government related non-MBS	$1,005	$—				$1,005
GSE residential MBS	39	—				39
U.S. Governmental-guaranteed residential MBS	1	—				1
Trading securities	1,045	—				1,045
U.S. Government & other government related non-MBS	336	—				336
State or local housing agency non-MBS	19	—				19
FFELP ABS	4,572	—				4,572
GSE residential MBS	8,555	—				8,555
U.S. Government-guaranteed residential MBS	1,380	—				1,380
Private-label residential MBS	—	56				56
Available-for-sale securities	14,862	56				14,918
Advances	672	—				672
Derivative assets	474	—		$(468)	[a]	6
Other assets	44	—				44
Financial assets at fair value	$17,097	$56		$(468)		$16,685
Consolidated obligation discount notes	$(6,368)	$—				$(6,368)
Consolidated obligation bonds	(5,443)	—				(5,443)
Derivative liabilities	(1,161)	—		$1,118	[a]	(43)
Financial liabilities at fair value	$(12,972)	$—		$1,118		$(11,854)

As of December 31, 2015
U.S. Government & other government related non-MBS	$1,108	$—				$1,108
GSE residential MBS	50	—				50
U.S. Governmental-guaranteed residential MBS	2	—				2
Trading securities	1,160	—				1,160
U.S. Government & other government related non-MBS	422	—				422
State or local housing agency non-MBS	18	—				18
FFELP ABS	5,299	—				5,299
GSE residential MBS	9,798	—				9,798
U.S. Government-guaranteed residential MBS	1,868	—				1,868
Private-label residential MBS	—	65				65
Available-for-sale securities	17,405	65				17,470
Advances	511	—				511
Derivative assets	598	5		$(601)	[a]	2
Other assets	54	—				54
Financial assets at fair value	$19,728	$70		$(601)		$19,197
Consolidated obligation discount notes	$(9,006)	$—				$(9,006)
Consolidated obligation bonds	(952)	(55)	[b]			(1,007)
Derivative liabilities	(1,424)	—		$1,369	[a]	(55)
Financial liabilities at fair value	$(11,382)	$(55)		$1,369		$(10,068)

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Level 3 Rollforward

The following table presents a rollforward of assets and liabilities that are measured at fair value on the statements of condition using significant unobservable inputs (Level 3). We had no transfers to/from Level 3 for the periods presented.

	Available-For-Sale Private-Label MBS			Derivative Assets Interest-Rate Related			Consolidated Obligation Bonds
For the years ended December 31,	2016	2015	2014	2016	2015	2014	2016	2015	2014
Balance at beginning of period	$65	$71	$72	$5	$13	$19	$(55)	$(63)	$(69)

Gain (loss) included in earnings -
Interest income	5	4	4
Derivatives and hedging activities				(5)	(8)	(6)	55	8	6
Gain (loss) included in earnings	5	4	4	(5)	(8)	(6)	55	8	6

Gain (loss) included in OCI -
Net unrealized on AFS securities	2	(1)	2
Gain (loss) included in OCI	2	(1)	2

Paydowns and settlements	(16)	(9)	(7)	—	—	—	—	—	—
Balance at end of period	$56	$65	$71	$—	$5	$13	$—	$(55)	$(63)
Unrealized gains (losses) recorded in earnings and attributable to instruments still held at period end	$4	$4	$4	$—	$—	$—	$—	$8	$6

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Option
We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criterion. Refer to Note 2 - Summary of Significant Accounting Policies for further details.

The following table presents the changes in fair value of financial assets and liabilities carried at fair value under the fair value option that were recognized in noninterest income - instruments held under the fair value option in our statements of income.

For the years ended December 31,	2016	2015	2014
Advances	$(7)	$(2)	$2
Mortgage loans held for sale (in other assets)	(4)	(1)	—
Discount notes	(2)	2	1
Bonds	18	9	10
Noninterest income - Instruments held under fair value option	$5	$8	$13

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	December 31, 2016		December 31, 2015
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$677	$5,447	$509	$953
Fair value over (under) UPB	(5)	(4)	2	(1)
Fair value	672	5,443	511	952

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 17 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	December 31, 2016				December 31, 2015
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$10	$—		$10	$105	$—		$105
Member standby letters of credit	8,459	2,369	[a]	10,828	5,063	1,615	[a]	6,678
Housing authority standby bond purchase agreements	25	281		306	49	362		411
Advance commitments	15	1		16	163	5		168
MPF delivery commitments	417	—		417	279	—		279
Other	24	—		24	48	3		51
Commitments	$8,950	$2,651		$11,601	$5,707	$1,985		$7,692

[a]	Contains $486 million and $637 million of member standby letters of credit at December 31, 2016 and December 31, 2015, which were renewable annually.

Commitments

Member standby letters of credit. A member standby letter of credit is a financing arrangement between us and our member. We execute a letter of credit with a member for a fee and require that member to fully collateralize the letter of credit at the time of issuance. If we are required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized advance to the member if not reimbursed by the member. We monitor the creditworthiness of our members that have letters of credit. See Note 8 - Allowance for Credit Losses for information related to our credit risk for member standby letters of credit.

Housing authority standby bond purchase agreements. We enter into agreements with state housing authorities within our district to provide them liquidity for a fee. Specifically, if required under the terms of the agreement, we purchase and hold a state housing authority's bonds until their designated marketing agent can find a suitable investor or the state housing authority repurchases the bond. These standby bond purchase commitments have original expiration periods of up to 5 years, expiring no later than 2021, although some may be renewable at our option. We purchased no bonds under these agreements during the periods presented above.

Advance commitments. We enter into forward-starting advances, which lock in a predetermined interest rate for an advance that will be funded at a future date subject to certain conditions.

MPF delivery commitments. Includes on- and off-balance sheet delivery commitments to purchase mortgage loans. Off-balance sheet commitments are either resold to third party investors or are securitized into MBS.

Contingencies

Joint and Several Liability on Behalf of Another FHLB. We have a contingent obligation for the payment of principal and interest on consolidated obligations of all the FHLBs resulting from our joint and several liability. We did not expect to pay any additional amounts under our joint and several liability as of December 31, 2016 and December 31, 2015.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 18 – Transactions with Related Parties and Other FHLBs

We define related parties as either members whose officers or directors serve on our Board of Directors, or members that control more than 10% of our total voting interests. We do not currently have any members that control more than 10% of our total voting interests.

In the normal course of business, we may extend credit to or enter into other transactions with a related party. All transactions are done at market terms that are no more favorable than the terms of comparable transactions with other members who are not considered related parties.

Members

The following table summarizes balances we had with our members who are related parties as defined above (including their affiliates) as of the periods presented.

As of	December 31, 2016	December 31, 2015
Assets - Advances	$107	$168
Liabilities - Deposits	8	18
Equity - Capital Stock	18	17

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	March 9, 2017	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	March 9, 2017	(Principal Financial Officer and Principal Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laura M. Turnquest, Executive Vice President, and Roger D. Lundstrom, Executive Vice President and Chief Financial Officer, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director's capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2016, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S-1

Federal Home Loan Bank of Chicago

Signature	Title	Date

/s/ Matthew R. Feldman	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2017
Matthew R. Feldman

/s/ Roger D. Lundstrom	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2017
Roger D. Lundstrom

*/s/ William W. Sennholz	Chairman of the Board of Directors	March 9, 2017
William W. Sennholz

*/s/ Michael G. Steelman	Vice Chairman of the Board of Directors	March 9, 2017
Michael G. Steelman

*/s/ James T. Ashworth	Director	March 9, 2017
James T. Ashworth

*/s/ Owen E. Beacom	Director	March 9, 2017
Owen E. Beacom

*/s/ Edward P. Brady	Director	March 9, 2017
Edward P. Brady

*/s/ Mary J. Cahillane	Director	March 9, 2017
Mary J. Cahillane

*/s/ Mark J. Eppli	Director	March 9, 2017
Mark J. Eppli

*/s/ Joseph Fazio III	Director	March 9, 2017
Joseph Fazio III

*/s/ Michelle L. Gross	Director	March 9, 2017
Michelle L. Gross

*/s/ E. David Locke	Director	March 9, 2017
E. David Locke

*/s/ Phyllis Lockett	Director	March 9, 2017
Phyllis Lockett

*/s/ David R. Pirsein	Director	March 9, 2017
David R. Pirsein

S-2

Federal Home Loan Bank of Chicago

Signature	Title	Date

*/s/ John K. Reinke	Director	March 9, 2017
John K. Reinke

*/s/ Leo J. Ries	Director	March 9, 2017
Leo J. Ries

*/s/ Steven F. Rosenbaum	Director	March 9, 2017
Steven F. Rosenbaum

/s/ Lois A. Scott	Director	March 9, 2017
Lois A. Scott

*/s/ Gregory A. White	Director	March 9, 2017
Gregory A. White

*/s/ Charles D. Young	Director	March 9, 2017
Charles D. Young

* By: /s/ Laura M. Turnquest		March 9, 2017
Laura M. Turnquest, Attorney-in-fact

S-3