Form 10-Q
period 2017-03-31
Federal Home Loan Bank of Chicago
filed 2017-05-08
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR
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

Registrant's telephone number, including area code: (312) 565-5700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of March 31, 2017, including mandatorily redeemable capital stock, registrant had 15,829,748 total outstanding shares of Class B Capital Stock.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$34	$351
Interest bearing deposits	700	650
Federal Funds sold	8,317	4,075
Securities purchased under agreements to resell	500	2,300
Investment securities -
Trading, $78 and $97 pledged	240	1,045
Available-for-sale	14,571	14,918
Held-to-maturity, $4,642 and $5,516 fair value	4,219	5,072
Investment securities	19,030	21,035
Advances, $782 and $672 carried at fair value	42,328	45,067
MPF Loans held in portfolio, net of allowance for credit losses of $(3) and $(3)	4,940	4,967
Derivative assets	3	6
Other assets, $56 and $44 carried at fair value	257	241
Assets	$76,109	$78,692

Liabilities
Deposits -
Noninterest bearing	$43	$53
Interest bearing, $14 and $16 from other FHLBs	521	443
Deposits	564	496
Consolidated obligations, net -
Discount notes, $1,871 and $6,368 carried at fair value	32,806	35,949
Bonds, $5,384 and $5,443 carried at fair value	37,662	36,903
Consolidated obligations, net	70,468	72,852
Derivative liabilities	39	43
Affordable Housing Program assessment payable	86	86
Mandatorily redeemable capital stock	301	301
Other liabilities	233	219
Liabilities	71,691	73,997
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock - putable $100 par value - 10 million and 12 million shares issued and outstanding	1,037	1,160
Class B2 membership stock - putable $100 par value - 2 million and 6 million shares issued and outstanding	245	551
Capital stock	1,282	1,711
Retained earnings - unrestricted	2,680	2,631
Retained earnings - restricted	403	389
Retained earnings	3,083	3,020
Accumulated other comprehensive income (loss) (AOCI)	53	(36)
Capital	4,418	4,695
Liabilities and capital	$76,109	$78,692

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2017	2016
Interest income	$337	$318
Interest expense	224	198
Net interest income	113	120

Noninterest income -
Trading securities	—	1
Derivatives and hedging activities	3	(16)
Instruments held under fair value option	(2)	5
MPF fees from other FHLBs	5	3
Other, net	4	4
Noninterest income	10	(3)

Noninterest expense -
Compensation and benefits	25	23
Operating expenses	15	15
Other	2	2
Noninterest expense	42	40

Income before assessments	81	77

Affordable Housing Program assessment	8	8

Net income	$73	$69

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2017	2016
Net income	$73	$69

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale securities	38	(40)
Noncredit OTTI held-to-maturity securities	9	11
Net unrealized gain (loss) cash flow hedges	44	(53)
Postretirement plans	(2)	—
Other comprehensive income (loss)	89	(82)

Comprehensive income	$162	$(13)

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Capital Stock		Retained Earnings				Capital
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI
December 31, 2016	12	$1,160	6	$551	18	$1,711	$2,631	$389	$3,020	$(36)	$4,695
Comprehensive income							59	14	73	89	162
Proceeds from issuance of capital stock	4	533	—	1	4	534					534
Repurchases of capital stock	—	(34)	(10)	(926)	(10)	(960)					(960)
Capital stock reclassified to mandatorily redeemable capital stock (liabilities)	—	(3)	—	—	—	(3)					(3)
Transfers between classes of capital stock	(6)	(619)	6	619
Cash dividends - class B1							(9)		(9)		(9)
Class B1 annualized rate											3.00%
Cash dividends - class B2							(1)		(1)		(1)
Class B2 annualized rate											0.85%
Total change in period	(2)	(123)	(4)	(306)	(6)	(429)	49	14	63	89	(277)
March 31, 2017	10	$1,037	2	$245	12	$1,282	$2,680	$403	$3,083	$53	$4,418

December 31, 2015	13	$1,313	6	$637	19	$1,950	$2,407	$323	$2,730	$(28)	$4,652
Comprehensive income							55	14	69	(82)	(13)
Proceeds from issuance of capital stock	2	183	—	1	2	184					184
Repurchases of capital stock	(1)	(104)	—	(3)	(1)	(107)					(107)
Capital stock reclassified to mandatorily redeemable capital stock (liabilities)	(3)	(294)	—	—	(3)	(294)					(294)
Transfers between classes of capital stock	(1)	(48)	1	48
Cash dividends - class B1							(8)		(8)		(8)
Class B1 annualized rate											2.60%
Cash dividends - class B2							(1)		(1)		(1)
Class B2 annualized rate											0.60%
Total change in period	(3)	(263)	1	46	(2)	(217)	46	14	60	(82)	(239)
March 31, 2016	10	$1,050	7	$683	17	$1,733	$2,453	$337	$2,790	$(110)	$4,413

The accompanying notes are an integral part of these financial statements (unaudited).

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Three months ended March 31,	2017		2016
Operating	Net cash provided by (used in) operating activities	$159		$(9)
Investing	Net change interest bearing deposits	(50)		—
	Net change Federal Funds sold	(4,242)		(1,908)
	Net change securities purchased under agreements to resell	1,800		1,125
	Trading securities -
	Sales	801		—
	Proceeds from maturities and paydowns	1		103
	Purchases	—		(100)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	354		727
	Purchases	—		(2)
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	619	[a]	581	[a]
	Proceeds from maturities and paydowns	256		232
	Purchases	(3)		(11)
	Advances -
	Principal collected	141,871		149,976
	Issued	(139,145)		(151,432)
	MPF Loans held in portfolio -
	Principal collected	264		282
	Purchases	(241)		(132)
	Other investing activities	9		6
	Net cash provided by (used in) investing activities	2,294		(553)
Financing	Net change deposits	68		(40)
	Discount notes -
	Net proceeds from issuance	320,127		42,844
	Payments for maturing and retiring	(323,269)		(44,124)
	Consolidated obligation bonds -
	Net proceeds from issuance	4,130		4,410
	Payments for maturing and retiring	(3,380)		(3,050)
	Capital stock -
	Proceeds from issuance	534		184
	Repurchases	(960)		(107)
	Cash dividends paid	(10)		(9)
	Other financing activities	(10)		(12)
	Net cash provided by (used in) financing activities	(2,770)		96
	Net increase (decrease) in cash and due from banks	(317)		(466)
	Cash and due from banks at beginning of period	351		499
	Cash and due from banks at end of period	$34		$33

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements and the following footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2016, included in our Annual Report on Form 10-K (2016 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

See the Glossary of Terms starting on page 59 for the definitions of certain terms used herein.

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

Consolidation of Variable Interest Entities

We are not the primary beneficiary of any variable interest entity. Specifically, we do not have the power to direct the activities of any variable interest entity that would most significantly impact its economic performance and we do not have the obligation to absorb losses or the right to receive benefits from any variable interest entity that could potentially be significant to a variable interest entity. As a result, we do not consolidate any of our investments in variable interest entities. Instead, we classify variable interest entities as investment securities in our statements of condition. Such investment securities include, but are not limited to, senior interests in private-label mortgage backed securities (MBS) and Federal Family Education Loan Program asset backed securities (FFELP ABS). Our maximum loss exposure for these investment securities is limited to their carrying amounts. We have no liabilities related to these investments in variable interest entities. We have not provided financial or other support (explicitly or implicitly) to these investment securities that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Gross versus Net Presentation of Financial Instruments

Our over-the-counter derivative transactions may be entered into through a bilateral agreement with an individual counterparty. We present these derivative transactions on a net basis in our statements of condition on the basis that our right to net amounts due to our counterparties is enforceable at law upon early termination. Derivatives are netted by contract (e.g., master netting agreement), to discharge all or a portion of the amounts that would be owed to our counterparty by applying them against the amounts that our counterparty owes to us. If these netted amounts are positive, they are classified as a derivative asset and if negative, they are classified as a derivative liability. The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or asset.

We also enter into cleared derivative transactions with clearinghouses classified as a Derivatives Clearing Organization (DCO) through a Futures Commission Merchant (FCM), a clearing member of the DCO. Prior to 2017, our accounting presented derivative assets and liabilities of our cleared derivative transactions on a net basis, inclusive of initial and variation margin, and accrued interest receivable/payable and cash collateral. Due to rule changes adopted by our DCOs that characterize the treatment of variation margin payments as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure, we now account for our variation margin payments as settlements to our derivative assets and derivative liabilities. The amendments to the DCOs’ rules have no effect on how we present initial margin, which we include in the carrying amount of our derivative assets or derivative liabilities.

See Note 9 - Derivatives and Hedging Activities for further details.

Our policy is to report securities purchased under agreements to resell and securities sold under agreements to repurchase, if any, and securities borrowing transactions, if any, on a gross basis.

Note 2 – Summary of Significant Accounting Policies

Our Summary of Significant Accounting Policies through December 31, 2016, can be found in Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2016 Form 10-K. We adopted the following policies year to date in 2017:

Accounting for Variation Margin Payments

Effective in January of 2017 we began accounting for variation margin payments made to or received by the DCOs through our FCMs as settlements to our cleared derivative assets and derivative liabilities. See Note 1 - Background and Basis for Presentation for further details. This change in accounting did not have any effect on the accounting of our existing hedging relationships. Specifically, the change in accounting would not require us to discontinue existing hedge relationships or preclude us from using the short-cut method of hedge accounting provided no additional changes are made by the DCOs that would preclude the use of the short-cut method of hedge accounting. The International Swaps and Derivatives Association (ISDA) issued a confirmation letter confirming the SEC staff’s non-objection to the conclusions reached by ISDA related to the accounting implications of the DCO rule changes regarding the characterization of the variation margin payments as daily settlements and the continued application of existing hedge accounting relationships, including the use of the short-cut method of hedge accounting.
Contingent Put and Call Options in Debt Instruments

In March of 2016, the FASB issued new guidance clarifying the requirements for assessing whether a contingent call (put) option embedded in a debt instrument is clearly and closely related to that debt instrument, which is referred to as the "host contract". Specifically, entities no longer will be required to assess whether the event triggering the acceleration of an embedded contingent call (put) option within a debt instrument is clearly and closely related to its host contract. We adopted the new guidance using the modified retrospective approach on January 1, 2017. The new guidance did not have any effect on our financial condition, results of operations, or cash flows at the time of adoption.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March of 2017, the FASB issued amendments to current GAAP requiring the service cost component of our defined benefit pension and postretirement plans to be classified in the same statement of income line item as our compensation costs. The other components of net benefit cost related to our defined benefit pension and postretirement plans are required to be presented in a statement of income line item that is separate from compensation costs. Currently, we include the total net periodic pension costs and net periodic postretirement costs in the same statement of income line item as our compensation costs. As a result, the amendments will require us to reclassify the other components of net benefit costs into Noninterest Expense - Other operating expenses. Such reclassification would be made on a retrospective basis at the time of adoption, which is January 1, 2018. We do not expect the new guidance to have a significant effect on our financial condition, results of operations, and cash flows.

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

We are reviewing the expected effect of the guidance’s remaining provisions on our statements of cash flows. This guidance does not have any effect on our financial condition and results of operations.

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

•
Requires recognizing the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk in other comprehensive income when we elect to carry that liability at fair value under the fair value option. We do not expect the change in fair value attributable to the instrument-specific credit risk on our consolidated obligations carried at fair value to have a material effect on our financial condition, results of operations, and cash flows; however, we will continue to monitor its potential effect. This is primarily because of the historically stable high debt ratings for our consolidated obligations and the fact that all FHLBs are joint and severally liable for consolidated obligation debt.

•
Requires separate presentation of financial assets and financial liabilities by measurement category, such as amortized cost, and form, such as securities or loans, on our statements of condition or the accompanying notes to the financial statements

Revenue from Contracts with Customers

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

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended March 31,
	2017	2016
Interest income -

Federal funds sold and securities purchased under agreements to resell	$15	$4

Trading	1	2

Available-for-sale interest income	108	111
Available-for-sale prepayment fees	4	21
Available-for-sale	112	132

Held-to-maturity interest income	53	59

Investment securities	166	193

Advance interest income	98	62
Advance prepayment fees	1	1
Advances	99	63

MPF Loans held in portfolio	54	57
Other interest bearing assets	3	1

Interest income	337	318

Interest expense -

Discount notes	96	82
Bonds	125	102
Consolidated obligations	221	184

Subordinated notes	—	14
Other interest bearing liabilities	3	—

Interest expense	224	198

Net interest income	$113	$120

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

Trading Securities

The following table presents the fair value of our trading securities. We had no material unrealized gains or losses on trading securities.

As of	March 31, 2017	December 31, 2016
U.S. Government & other government related	$200	$1,005
Residential MBS:
GSE	39	39
Government-guaranteed	1	1
Trading securities	$240	$1,045

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of March 31, 2017
U.S. Government & other government related	$295	$13	$—	$308
State or local housing agency	18	—	—	18
FFELP ABS	4,317	216	(9)	4,524
Residential MBS:
GSE	8,154	242	(2)	8,394
Government-guaranteed	1,243	29	—	1,272
Private-label	47	8	—	55
Available-for-sale securities	$14,074	$508	$(11)	$14,571

As of December 31, 2016
U.S. Government & other government related	$322	$15	$(1)	$336
State or local housing agency	19	—	—	19
FFELP ABS	4,431	165	(24)	4,572
Residential MBS:
GSE	8,291	266	(2)	8,555
Government-guaranteed	1,346	34	—	1,380
Private-label	50	6	—	56
Available-for-sale securities	$14,459	$486	$(27)	$14,918

We had no sales of AFS securities for the periods presented.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of March 31, 2017
U.S. Government & other government related	$1,034	$—	$1,034	$38	$(1)	$1,071
State or local housing agency	12	—	12	—	—	12
Residential MBS:
GSE	1,791	—	1,791	92	—	1,883
Government-guaranteed	737	—	737	9	—	746
Private-label	813	(168)	645	286	(1)	930
Held-to-maturity securities	$4,387	$(168)	$4,219	$425	$(2)	$4,642

As of December 31, 2016
U.S. Government & other government related	$1,733	$—	$1,733	$42	$(1)	$1,774
State or local housing agency	13	—	13	—	—	13
Residential MBS:
GSE	1,856	—	1,856	100	—	1,956
Government-guaranteed	791	—	791	10	—	801
Private-label	856	(177)	679	294	(1)	972
Held-to-maturity securities	$5,249	$(177)	$5,072	$446	$(2)	$5,516

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

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of March 31, 2017
U.S. Government & other government related	$—	$—	$47	$—	$47	$—
State or local housing agency	5	—	—	—	5	—
FFELP ABS	—	—	699	(9)	699	(9)
Residential MBS:
GSE	—	—	832	(2)	832	(2)
Government-guaranteed	—	—	22	—	22	—
Private-label	—	—	7	—	7	—
Available-for-sale securities	$5	$—	$1,607	$(11)	$1,612	$(11)

As of December 31, 2016
U.S. Government & other government related	$—	$—	$47	$(1)	$47	$(1)
State or local housing agency	7	—	—	—	7	—
FFELP ABS	—	—	753	(24)	753	(24)
Residential MBS:
GSE	—	—	991	(2)	991	(2)
Government-guaranteed	—	—	23	—	23	—
Private-label	—	—	8	—	8	—
Available-for-sale securities	$7	$—	$1,822	$(27)	$1,829	$(27)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of March 31, 2017
U.S. Government & other government related	$22	$—	$16	$(1)	$38	$(1)
State or local housing agency	—	—	1	—	1	—
Residential MBS:
GSE	—	—	4	—	4	—
Private-label	—	—	895	(169)	895	(169)
Held-to-maturity securities	$22	$—	$916	$(170)	$938	$(170)

As of December 31, 2016
U.S. Government & other government related	$26	$—	$17	$(1)	$43	$(1)
State or local housing agency	—	—	1	—	1	—
Residential MBS:
GSE	—	—	4	—	4	—
Government-guaranteed	117	—	—	—	117	—
Private-label	—	—	934	(178)	934	(178)
Held-to-maturity securities	$143	$—	$956	$(179)	$1,099	$(179)

Contractual Maturity Terms

The maturity of our investments has not materially changed since December 31, 2016. For details on the aging of our investments see Note 5 - Investment Securities to the financial statements in our 2016 Form 10-K.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment Analysis

We recognized no OTTI charges on HTM or AFS securities for the periods presented. This is because we do not intend to sell these securities, we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis, and we expect to recover the entire amortized cost basis.

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

As of March 31, 2017, we had a short-term housing price forecast over all markets with projected changes ranging from -5.0% to +10.0% over the twelve month period beginning January 1, 2017. For the vast majority of markets, the short-term forecast has changes ranging from 0.0% to +6.0%.

The following table presents the changes in the cumulative amount of previously recorded OTTI credit losses (recognized into earnings) on investment securities for the reporting periods indicated.

	Three months ended March 31,
	2017	2016
Beginning Balance	$520	$568
Reductions:
Increases in expected future cash flows recorded as accretion into interest income	(12)	(13)
Ending Balance	$508	$555

Ongoing Litigation

On October 15, 2010, we instituted litigation relating to 64 private-label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. As of March 31, 2017, the remaining litigation covers three private-label MBS bonds in the aggregate original principal amount of $65 million.

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

As of March 31, 2017	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$18,554	0.93%
One to two years	4,015	1.09%
Two to three years	1,553	1.48%
Three to four years	1,188	1.72%
Four to five years	1,798	1.53%
More than five years	15,130	1.02%	[a]
Par value	$42,238	1.04%

[a]
The weighted average interest rate is relatively lower when compared to other categories due to a majority of advances in this category consisting of variable rate advances which reset periodically at current interest rates.

We have no allowance for credit losses on our advances. See Note 8 - Allowance for Credit Losses to the financial statements for further information related to our credit risk on advances.

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	March 31, 2017	December 31, 2016
Par value	$42,238	$44,965
Fair value hedging adjustments	87	98
Other adjustments	3	4
Advances	$42,328	$45,067

The following advance borrowers exceeded 10% of our advances outstanding:

As of March 31, 2017	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	26.0%
BMO Harris Bank, National Association	4,375		10.4%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	March 31, 2017	December 31, 2016
Medium term (15 years or less)	$364	$417
Long term (greater than 15 years)	4,515	4,489
Unpaid principal balance	4,879	4,906
Net premiums, credit enhancement and deferred loan fees	40	38
Fair value hedging adjustments	24	26
MPF Loans held in portfolio, before allowance for credit losses	4,943	4,970
Allowance for credit losses on MPF Loans	(3)	(3)
MPF Loans held in portfolio, net	$4,940	$4,967

Conventional mortgage loans	$3,823	$3,818
Government Loans	1,056	1,088
Unpaid principal balance	$4,879	$4,906

The above table excludes MPF Loans acquired under the MPF Xtra, MPF Direct, and MPF Government MBS products, which are classified as MPF Loans held for sale, and depending on timing, may be reflected as Other Assets in our Statements of Condition. We either concurrently sell these loans to third party investors or hold them for a short time period until such loans are securitized.

See Note 8 - Allowance for Credit Losses to the financial statements for information related to our credit losses on MPF Loans held in portfolio.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2016 Form 10-K for further details regarding our allowance for credit losses methodology for each of the portfolio segments discussed below.

We have identified our portfolio segments as shown below:

•	Member credit products (advances, letters of credit and other extensions of credit to borrowers);

•	Conventional MPF Loans held in portfolio;

•	Government Loans held in portfolio; and

•	Federal Funds Sold and Securities Purchased Under Agreements to Resell.

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

Conventional MPF Loans Held in Portfolio

For further detail of our MPF Risk Sharing Structure see page F-15 in our 2016 Form 10-K. There has been no material activity in our allowance for credit losses since December 31, 2016. The following table presents the recorded investment and the allowance for credit losses in conventional MPF Loans by impairment methodology.

As of	March 31, 2017	December 31, 2016
Recorded investment in conventional MPF Loans -
Individually evaluated for impairment	$68	$74
Collectively evaluated for impairment	3,824	3,812
Recorded investment	$3,892	$3,886

Allowance for credit losses on conventional MPF Loans -
Homogeneous pools of loans collectively evaluated for impairment	$3	$3

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

	March 31, 2017			December 31, 2016
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$78	$48	$126	$83	$57	$140
Past due 60-89 days	24	18	42	26	17	43
Past due 90 days or more	63	23	86	69	23	92
Past due	165	89	254	178	97	275
Current	3,727	988	4,715	3,708	1,013	4,721
Recorded investment	$3,892	$1,077	$4,969	$3,886	$1,110	$4,996
In process of foreclosure	$30	$8	$38	$35	$7	$42
Serious delinquency rate	1.67%	2.14%	1.77%	1.82%	2.07%	1.88%
Past due 90 days or more and still accruing interest	$8	$23	$31	$8	$23	$31
On nonaccrual status	$68	$—	$68	$74	$—	$74

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

As of	March 31, 2017	December 31, 2016
Recorded investment without an allowance for credit losses	$68	$74
Unpaid principal balance without an allowance for credit losses	73	80

We do not recognize interest income on impaired loans.

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We only held overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of March 31, 2017, and December 31, 2016. We did not have any longer term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight securities purchased under agreements to resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

See Note 2 - Summary of Significant Accounting Policies in our 2016 Form 10-K for our accounting policies for derivatives.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for speculative purposes. We enter into derivative transactions through either of the following:

•	A bilateral agreement with an individual counterparty for over-the-counter derivative transactions.

•	Clearinghouses classified as DCOs through FCMs, which are clearing members of the DCOs, for cleared derivative transactions.

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

Managing Credit Risk on Derivative Agreements

Over-the-counter Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives that establish collateral delivery thresholds. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our over-the-counter derivative agreements. See Note 13 - Fair Value to the financial statements in this Form 10-Q and Note 16 - Fair Value in our 2016 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our bilateral derivative agreements may contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating, except for those derivative agreements with a zero unsecured collateral threshold for both parties, in which case positions are required to be fully collateralized regardless of credit rating. If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating, we would have been required to deliver up to an additional $25 million of collateral at fair value to our derivatives counterparties at March 31, 2017.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $78 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at March 31, 2017. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at March 31, 2017.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents details on the notional amounts, and derivative assets and liabilities on our statements of condition. Effective in January of 2017, we began treating daily variation margin on our cleared derivatives as cash settlements instead of as cash collateral.

	March 31, 2017					December 31, 2016
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate swaps	$26,303	$46		$813		$25,999	$40		$898
Derivatives not in hedge accounting relationships-
Interest rate swaps	22,593	318		228		27,769	353		260
Interest rate swaptions	415	41		—		415	41		—
Interest rate caps or floors	1,129	27		—		1,129	38		—
Mortgage delivery commitments	792	1		1		760	2		2
Other	132	—		1		132	—		1
Derivatives not in hedge accounting relationships	25,061	387		230		30,205	434		263
Variation margin daily settlements on cleared derivatives		(12)		(199)
Gross derivative amount before netting adjustments and cash collateral	$51,364	421		844		$56,204	474		1,161
Netting adjustments and cash collateral		(418)	[a]	(805)	[a]		(468)	[a]	(1,118)	[a]
Derivatives on statements of condition		$3		$39			$6		$43

[a]	Cash collateral posted was $415 million and $689 million at March 31, 2017, and December 31, 2016, and cash collateral received was $27 million and $40 million.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents details regarding the offsetting of our derivative assets and liabilities on our statements of condition. Effective in January of 2017, we began treating daily variation margin on our cleared derivatives as cash settlements instead of as cash collateral.

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of March 31, 2017
Derivatives with legal right of offset -
Gross recognized amount	$318	$102	$420	$731	$112	$843
Netting adjustments and cash collateral	(316)	(102)	(418)	(703)	(102)	(805)
Derivatives with legal right of offset - net	2	—	2	28	10	38
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	3	—	3	29	10	39
Noncash collateral received and cannot be sold or repledged	—		—	—	10	10
Noncash collateral pledged and cannot be sold or repledged		(1)	(1)
Net amount	$3	$1	$4	$29	$—	$29

As of December 31, 2016
Derivatives with legal right of offset -
Gross recognized amount	$339	$133	$472	$820	$339	$1,159
Netting adjustments and cash collateral	(335)	(133)	(468)	(788)	(330)	(1,118)
Derivatives with legal right of offset - net	4	—	4	32	9	41
Derivatives without legal right of offset	2	—	2	2	—	2
Derivatives on statements of condition	6	—	6	34	9	43
Noncash collateral received and cannot be sold or repledged	—		—	—	9	9
Cash collateral for initial margin		(1)	(1)
Noncash collateral pledged and cannot be sold or repledged		(2)	(2)
Net amount	$6	$3	$9	$34	$—	$34

At March 31, 2017, we had $66 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative liability position. We had $86 million comparable exposure at December 31, 2016.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the noninterest income on derivatives and hedging activities as presented in the statements of income.

	Three months ended March 31,
For the periods ending	2017	2016
Fair value hedges
Interest rate swaps	$2	$(9)
Cash flow hedges	1	—
Economic hedges
Interest rate swaps	(5)	(27)
Interest rate swaptions	—	11
Interest rate caps or floors	(11)	(3)
Net interest settlements	16	12
Economic hedges	—	(7)
Noninterest income on derivatives and hedging activities	$3	$(16)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no gain (loss) for hedges that no longer qualified as a fair value hedge. Additionally, the table indicates where fair value hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed fair value hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	On Derivative	On Hedged Item	Total Ineffectiveness Recognized in Noninterest Income on Derivatives and Hedging Activities	Amount Recorded in Net Interest Income

Three months ended March 31, 2017
Available-for-sale securities	$25	$(26)	$(1)	$(24)
Advances	12	(10)	2	(11)
MPF Loans held for portfolio	—	—	—	(2)
Consolidated obligation bonds	9	(8)	1	13
Total	$46	$(44)	$2	$(24)

Three months ended March 31, 2016
Available-for-sale securities	$(51)	$48	$(3)	$(34)
Advances	(110)	109	(1)	(20)
MPF Loans held for portfolio	—	—	—	(2)
Consolidated obligation bonds	68	(73)	(5)	22
Total	$(93)	$84	$(9)	$(34)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $(6) million as of March 31, 2017. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is 4 years.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed cash flow hedging adjustments, which are reclassified from AOCI into the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

		Ineffective Portion Recorded in Noninterest Income on Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
Three months ended March 31, 2017
Advances	Interest rate caps or floors	$—	$—	$2
Discount notes	Interest rate swaps	1	46	(45)
Bonds	Interest rate swaps	—	—	(1)
Total		$1	$46	$(44)

Three months ended March 31, 2016
Advances	Interest rate caps or floors	$—	$—	$2
Discount notes	Interest rate swaps	—	(52)	(47)
Bonds	Interest rate swaps	—	—	(1)
Total		$—	$(52)	$(46)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2017	December 31, 2016
Carrying Amount	$32,806	$35,949
Weighted Average Interest Rate	0.62%	0.46%

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of March 31, 2017	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$15,881	1.21%	$29,389
One to two years	6,953	1.02%	3,877
Two to three years	3,833	1.32%	2,683
Three to four years	2,025	1.33%	784
Four to five years	3,851	1.97%	302
Thereafter	5,341	2.75%	849
Total par value	$37,884	1.49%	$37,884

The following table presents consolidated obligation bonds outstanding by call feature:

As of	March 31, 2017	December 31, 2016
Noncallable	$23,626	$22,356
Callable	14,258	14,778
Par value	37,884	37,134
Fair value hedging adjustments	(218)	(229)
Other adjustments	(4)	(2)
Consolidated obligation bonds	$37,662	$36,903

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2017, and December 31, 2016. See Note 17 - Commitments and Contingencies to the financial statements in our 2016 Form 10-K for further details.

	March 31, 2017			December 31, 2016
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$581,938	$377,342	$959,280	$579,189	$410,122	$989,311
FHLB Chicago as primary obligor	37,884	32,829	70,713	37,134	35,969	73,103
As a percent of the FHLB System	7%	9%	7%	6%	9%	7%

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

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements on page F-43 of our 2016 Form 10-K. We complied with our minimum regulatory capital requirements as shown below.

	March 31, 2017		December 31, 2016
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,096	$4,666	$1,088	$5,032
Total regulatory capital	$3,044	$4,666	$3,148	$5,032
Total regulatory capital ratio	4.00%	6.13%	4.00%	6.40%
Leverage capital	$3,805	$6,999	$3,935	$7,549
Leverage capital ratio	5.00%	9.20%	5.00%	9.59%

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members exceeded 10% of our regulatory capital stock outstanding (which includes MRCS):

As of March 31, 2017	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
One Mortgage Partners Corp.	$245	[a]	15.5%	$245
BMO Harris Bank, National Association	197		12.4%	—

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Repurchase of Excess Capital Stock

On January 26, 2017, we began repurchasing all excess Class B2 stock on a weekly basis at par value, i.e., $100 per share. Members may continue to request repurchase of excess stock on any business day in addition to the weekly repurchase. All repurchases of excess stock, including automatic weekly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices. Repurchase of excess capital stock held by members is subject to compliance with financial and capital thresholds, as detailed on page 57 of our 2016 Form 10-K.

As of March 31, 2017, our regulatory capital stock outstanding was $1.6 billion, a net decrease of $(429) million from year-end, due in part to these automatic weekly repurchases.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	AOCI

Three months ended March 31, 2017
Beginning balance	$459	$(177)	$(312)	$(6)	$(36)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	38	9	46	(2)	91
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)		(1)
Non-interest gain (loss)	—	—	(1)		(1)
Non-interest expense				—	—
Other comprehensive income in the period	38	9	44	(2)	89
Ending balance	$497	$(168)	$(268)	$(8)	$53

Three months ended March 31, 2016
Beginning balance	$658	$(217)	$(463)	$(6)	$(28)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(40)	11	(52)	—	(81)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)		(1)
Other comprehensive income in the period	(40)	11	(53)	—	(82)
Ending balance	$618	$(206)	$(516)	$(6)	$(110)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 - Fair Value

Fair value represents the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2016 Form 10-K for our fair value measurement policies. For a description of the valuation techniques and significant inputs see Note 16 - Fair Value to the financial statements in our 2016 Form 10-K.

The following tables are a summary of the fair value estimates and related levels in the fair value hierarchy. The carrying amounts are as recorded in the statements of condition. These tables do not represent an estimate of our overall market value as a going concern as they do not take into account future business opportunities and future net profitability of assets and liabilities. We had no transfers between levels in the fair value hierarchy for the periods shown.

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

			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Financial Assets -
Cash and due from banks	$34	$34	$34	$—	$—
Interest bearing deposits	700	700	700	—	—
Federal Funds sold	8,317	8,317	—	8,317	—
Securities purchased under agreements to resell	500	500	—	500	—
Held-to-maturity securities	4,219	4,642	—	3,712	930
Advances	42,328	42,348	—	42,348	—
MPF Loans held in portfolio, net	4,940	5,121	—	5,097	24
Financial Liabilities -
Deposits	(564)	(564)	—	(564)	—
Consolidated obligation discount notes	(32,806)	(32,802)	—	(32,802)	—
Consolidated obligation bonds	(37,662)	(37,919)	—	(37,919)	—
Mandatorily redeemable capital stock	(301)	(301)	(301)	—	—

December 31, 2016
Financial Assets -
Cash and due from banks	$351	$351	$351	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold	4,075	4,075	—	4,075	—
Securities purchased under agreements to resell	2,300	2,300	—	2,300	—
Held-to-maturity securities	5,072	5,516	—	4,544	972
Advances	45,067	45,065	—	45,065	—
MPF Loans held in portfolio, net	4,967	5,162	—	5,136	26
Financial Liabilities -
Deposits	(496)	(496)	—	(496)	—
Consolidated obligation discount notes	(35,949)	(35,949)	—	(35,949)	—
Consolidated obligation bonds	(36,903)	(37,149)	—	(37,149)	—
Mandatorily redeemable capital stock	(301)	(301)	(301)	—	—

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents financial instruments measured at fair value on a recurring basis on our statements of condition. This includes advances, consolidated obligation discount notes and bonds, and mortgage loans held for sale for which we elected the fair value option. The Netting and Cash Collateral adjustment is attributable to our derivative transactions that are presented on a net basis in our statements of condition. See Note 1 - Background and Basis of Presentation, Note 2 - Summary of Significant Accounting Policies and Note 9 - Derivatives and Hedging Activities for further details.

March 31, 2017	Level 2	Level 3	Netting and Cash Collateral	Fair Value
U.S. Government & other government related non-MBS	$200	$—		$200
GSE residential MBS	39	—		39
U.S. Governmental-guaranteed residential MBS	1	—		1
Trading securities	240	—		240
U.S. Government & other government related non-MBS	308	—		308
State or local housing agency non-MBS	18	—		18
FFELP ABS	4,524	—		4,524
GSE residential MBS	8,394	—		8,394
U.S. Government-guaranteed residential MBS	1,272	—		1,272
Private-label residential MBS	—	55		55
Available-for-sale securities	14,516	55		14,571
Advances	782	—		782
Derivative assets	421	—	$(418)	3
Other assets	56	—		56
Financial assets at fair value	$16,015	$55	$(418)	$15,652
Consolidated obligation discount notes	$(1,871)	$—		$(1,871)
Consolidated obligation bonds	(5,384)	—		(5,384)
Derivative liabilities	(844)	—	$805	(39)
Financial liabilities at fair value	$(8,099)	$—	$805	$(7,294)

December 31, 2016
U.S. Government & other government related non-MBS	$1,005	$—		$1,005
GSE residential MBS	39	—		39
U.S. Governmental-guaranteed residential MBS	1	—		1
Trading securities	1,045	—		1,045
U.S. Government & other government related non-MBS	336	—		336
State or local housing agency non-MBS	19	—		19
FFELP ABS	4,572	—		4,572
GSE residential MBS	8,555	—		8,555
U.S. Government-guaranteed residential MBS	1,380	—		1,380
Private-label residential MBS	—	56		56
Available-for-sale securities	14,862	56		14,918
Advances	672	—		672
Derivative assets	474	—	$(468)	6
Other assets	44	—		44
Financial assets at fair value	$17,097	$56	$(468)	$16,685
Consolidated obligation discount notes	$(6,368)	$—		$(6,368)
Consolidated obligation bonds	(5,443)	—		(5,443)
Derivative liabilities	(1,161)	—	$1,118	(43)
Financial liabilities at fair value	$(12,972)	$—	$1,118	$(11,854)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Option

We elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criterion. Financial instruments for which we elected the fair value option along with their related fair value are shown on our Statements of Condition. Refer to our Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2016 Form 10-K for further details.

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	March 31, 2017		December 31, 2016
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$787	$5,390	$677	$5,447
Fair value over (under) UPB	(5)	(6)	(5)	(4)
Fair value	$782	$5,384	$672	$5,443

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	March 31, 2017				December 31, 2016
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$405	$—		$405	$10	$—		$10
Member standby letters of credit	9,978	2,382	[a]	12,360	8,459	2,369	[a]	10,828
Housing authority standby bond purchase agreements	23	307		330	25	281		306
Advance commitments	1	1		2	15	1		16
MPF delivery commitments	435	—		435	417	—		417
Other commitments	11	—		11	24	—		24
Commitments	$10,853	$2,690		$13,543	$8,950	$2,651		$11,601

[a]	Contains $709 million and $486 million of member standby letters of credit at March 31, 2017, and December 31, 2016, which were renewable annually.

For a description of defined terms see Note 17 - Commitments and Contingencies to the financial statements in our 2016 Form 10-K.

Note 15 – Transactions with Related Parties and Other FHLBs

We define related parties as either members whose officers or directors serve on our Board of Directors, or members that control more than 10% of our total voting interests. We did not have any members that controlled more than 10% of our total voting interests for the periods presented in these financial statements.

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

As of	March 31, 2017	December 31, 2016
Assets - Advances	$123	$107
Liabilities - Deposits	14	8
Equity - Capital Stock	6	18

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. All transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.  These transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Selected statements of condition data
Investments [a]	$28,547	$28,060	$26,853	$28,964	$27,597
Advances	42,328	45,067	43,117	46,424	38,353
MPF Loans held in portfolio, gross	4,943	4,970	4,723	4,670	4,681
Less: allowance for credit losses	(3)	(3)	(3)	(3)	(2)
Total assets	76,109	78,692	74,983	80,662	70,913
Consolidated obligation discount notes, net	32,806	35,949	39,144	45,876	40,293
Consolidated obligation bonds, net	37,662	36,903	30,139	29,091	24,021
Capital stock	1,282	1,711	1,636	1,774	1,733
Retained earnings	3,083	3,020	2,951	2,884	2,790
Mandatorily redeemable capital stock (MRCS)	301	301	302	302	302
Total capital	4,418	4,695	4,515	4,507	4,413
Other selected data at period end
MPF off-balance sheet loans outstanding - FHLB System [b]	$17,180	$16,972	$16,594	$16,061	$15,664
MPF off-balance sheet loans outstanding - FHLBC PFIs [b]	8,214	8,196	8,100	7,892	7,827
FHLB systemwide consolidated obligations (par)	959,280	989,311	967,728	963,810	896,828
Number of members	726	728	730	732	737
Total employees (full and part time)	452	440	443	432	425
Selected statements of income data
Net interest income after provision for credit losses	$113	$111	$113	$111	$120
Non-interest gain (loss)	10	15	14	50	(3)
Non-interest expense	42	39	42	46	40
Net income	73	78	76	104	69
Other selected data during the periods
MPF off-balance sheet loan volume funded - FHLB System [b]	$674	$1,305	$1,298	$960	$703
MPF off-balance sheet loan volume funded - FHLBC PFIs [b]	256	572	609	395	277
Selected ratios (rates annualized)
Regulatory capital to assets ratio	6.13%	6.40%	6.52%	6.15%	6.81%
Market value of equity to book value of equity	108%	108%	108%	107%	107%
Investments - % of total assets	38%	36%	36%	36%	39%
Advances - % of total assets	56%	57%	58%	58%	54%
MPF Loans held in portfolio, net - % of total assets	6%	6%	6%	6%	7%
Dividend rate class B1 activity stock-period paid	3.00%	2.80%	2.80%	2.80%	2.60%
Dividend rate class B2 membership stock-period paid	0.85%	0.60%	0.60%	0.60%	0.60%
Return on average assets	0.36%	0.40%	0.38%	0.53%	0.38%
Return on average equity	6.46%	6.84%	6.70%	9.38%	5.87%
Average equity to average assets	5.57%	5.85%	5.67%	5.65%	6.47%
Net yield on average interest-earning assets	0.57%	0.57%	0.57%	0.57%	0.66%
Return on average Regulatory Capital spread to three month LIBOR index	5.09%	5.37%	5.34%	7.97%	5.17%
Cash dividends	$10	$9	$9	$10	$9
Dividend payout ratio	14%	12%	12%	10%	13%

[a]	Investments includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF off-balance sheet loans are MPF Loans purchased from PFIs and concurrently resold to Fannie Mae or other third party investors under the MPF Xtra and MPF Direct products or pooled and securitized in Ginnie Mae MBS under the MPF Government MBS product. See Mortgage Partnership Finance Program beginning on page 7 in our 2016 Form 10-K.

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2016 Form 10-K on page 18.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2017 Financial Highlights

•	We recorded net income of $73 million in the first quarter of 2017, up from $69 million in the first quarter of 2016.

•
Net interest income for the first quarter of 2017 was $113 million, down from $120 million for the first quarter of 2016 as our higher-earning investment portfolio continued to pay down, while our cost of funding increased.

•	Total investment securities decreased 10% to $19.0 billion at March 31, 2017, down from $21.0 billion at December 31, 2016 as our investment portfolio continued to pay down.

•	Advances outstanding decreased $2.7 billion to $42.3 billion at March 31, 2017, down from $45.1 billion at December 31, 2016.

•	Total assets declined to $76.1 billion as of March 31, 2017, compared to $78.7 billion as of December 31, 2016.

•	We reached nearly $3.1 billion in retained earnings at March 31, 2017.

•	We remained in compliance with all of our regulatory capital requirements as of March 31, 2017.

Summary and Outlook

First Quarter 2017 Dividend

On April 25, 2017, the Bank's Board of Directors increased the dividend declared per share on both sub-classes of capital stock. Based on the Bank’s preliminary financial results for the first quarter of 2017, the Board of Directors declared a dividend of 3.15% (annualized) for Class B1 activity capital stock (an increase of 15 basis points from the prior quarter) and a dividend of 1.05% (annualized) for Class B2 membership capital stock (an increase of 20 basis points from the prior quarter). The higher dividends enhance the value of our members’ membership and reduce the cost of borrowing from the Bank.

Increasing Members’ Return on Activity

In 2015 and 2016 the Bank made changes to its capital plan with the goals of increasing the value of membership and rewarding members that support the cooperative through borrowings by increasing the dividends paid on class B1 activity stock which reduces the all-in cost of their advances, all while maintaining members’ access to reliable liquidity and long term funding. In the first quarter of 2017, the Bank began to automatically repurchase members’ excess Class B2 stock on a weekly basis, which permits us to more effectively invest our capital with a goal to provide a reasonable return on members’ investment in our stock. As a result, capital stock decreased 25%, from $1.7 billion at December 31, 2016, to $1.3 billion at March 31, 2017. Total capital, however, only decreased 6% to $4.4 billion at March 31, 2017 compared to $4.7 billion at December 31, 2016.

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

The table on the following page present the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

•
Average Balance: Average balances are calculated using daily balances. Historical cost balances are used to compute the average balances for most of our financial instruments, including available for sale securities and MPF Loans held in portfolio that are on nonaccrual status. Fair value is used to compute average balances for our trading securities and financial instruments carried at fair value under the fair value option.

•	Total Interest: Total interest includes all components of net interest income, if applicable, as discussed above.

•	Yield/Rate: Effective yields/rates are based on average daily balances and includes all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

•	Any changes due to the combined volume/rate variance have been allocated ratably to volume and rate.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

	March 31, 2017			March 31, 2016			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment securities	$19,771	$166	3.36%	$23,339	$193	3.31%	$(30)	$3	$(27)
Advances	45,193	99	0.88%	38,340	63	0.66%	15	21	36
MPF Loans held in portfolio	4,956	54	4.36%	4,729	57	4.82%	2	(5)	(3)
Federal funds sold and securities purchased under agreements to resell	8,639	15	0.69%	4,254	4	0.38%	8	3	11
Other interest bearing assets	1,329	3	0.90%	1,523	1	0.26%	—	2	2
Interest income on assets	79,888	337	1.69%	72,185	318	1.76%	32	(13)	19
Consolidated obligation discount notes	37,121	96	1.03%	43,283	82	0.76%	(15)	29	14
Consolidated obligation bonds	37,679	125	1.33%	22,838	102	1.79%	49	(26)	23
Subordinated notes	—	—	—%	944	14	5.93%	(14)	—	(14)
Other interest bearing liabilities	900	3	1.33%				3	—	3
Interest expense on liabilities	75,700	224	1.18%	67,065	198	1.18%	26	—	26
Net yield on interest-earning assets	$79,888	$113	0.57%	$72,185	$120	0.66%	$9	$(16)	$(7)

The following is an analysis of the above table. All comparisons are made between the period ending March 31, 2017 and the period ending March 31, 2016. Net interest income changed mainly due to the following:

•
Interest income from investment securities in 2017 declined compared to 2016 primarily due to the reduction in average investment balances as securities matured or paid down during the period. We expect the decline in average balances and related interest income on our investment securities to continue due to FHFA regulatory limits on the amount of investment securities that we may hold on our balance sheet as discussed in Investments starting on page 12 in our 2016 Form 10-K.

•
Interest income from advances in 2017 increased compared to 2016 due to both a rise in interest rates and higher member demand. Higher interest rates resulted primarily from rate hikes by the Federal Reserve Bank. The majority of the increase in the above advance balance was due to increases in advances made under our Reduced Capitalization Advance Program (RCAP). See Reduced Capitalization Advance Program on page 48 for more information on RCAP.

•
Interest income from MPF Loans held in portfolio in 2017 declined compared to 2016 primarily due to the paydown of our higher interest rate MPF Loans. The decline in interest income from MPF Loans held in portfolio was partially offset by the increase in average balance of MPF Loans held in portfolio.

•
Interest income from Federal Funds sold and securities sold under agreements to repurchase in 2017 increased compared to 2016 primarily due to higher volume outstanding year over year. The 2017 increase in interest income compared to 2016 also was due to rate hikes by the Federal Reserve Bank.

•
Interest expense on our consolidated obligations in 2017 increased compared to 2016 primarily due to overall higher average balances required to fund the increased advance lending to our members. This increase was partially offset by lower interest rates on our consolidated obligation bonds due to money market reform, as there was more demand for FHLB debt in the market, which improved our spreads significantly.

•
For details of the effect our fair value and cash flow hedge activities had on our net interest income during 2017 see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on the following page.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Income

	Three months ended March 31,
	2017	2016
Trading securities	$—	$1
Derivatives and hedging activities	3	(16)
Instruments held under fair value option	(2)	5
Trading securities, derivatives and hedging activities, and instruments held under fair value option	1	(10)
MPF fees from other FHLBs	5	3
Other, net	4	4
Noninterest income	$10	$(3)

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Noninterest income on trading securities, derivatives and hedging activities, and instruments held under the fair value option were not significant to our statements of income over the last year. Instead, the majority of the effect from our derivatives and hedging activities is recorded in net interest income. The following table details the effect of all of these transactions on our results of operations. Note that we economically hedge only a portion of our trading securities.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended March 31, 2017
Recorded in net interest income	$(9)	$(24)	$(2)	$(45)	$12	$(68)
Recorded in derivatives & hedging activities	2	—	(1)	1	1	3
Recorded in trading securities - hedged only	—	1	—	—	—	1
Recorded on instruments held under fair value option	—	—	—	—	(2)	(2)
Total net effect gain (loss)	$(7)	$(23)	$(3)	$(44)	$11	$(66)

Three months ended March 31, 2016
Recorded in net interest income	$(18)	$(34)	$(2)	$(47)	$21	$(80)
Recorded in derivatives & hedging activities	(14)	(3)	4	(1)	(2)	(16)
Recorded in trading securities - hedged only	—	1	—	—	—	1
Recorded in instruments held under fair value option	11	—	—	(3)	(3)	5
Total net effect gain (loss)	$(21)	$(36)	$2	$(51)	$16	$(90)

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

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended March 31,
	2017	2016
Compensation and benefits	$25	$23
Operating expenses	15	15
Other	2	2
Noninterest expense	$42	$40

Compensation and benefits increased due to increased employee count. We had 452 employees as of March 31, 2017, compared to 425 as of March 31, 2016.

Assessments

We fund the Affordable Housing Program (AHP) program at a calculated rate of 10% of income before assessments, excluding interest expense on MRCS.

Other Comprehensive Income (Loss)

	Three months ended March 31,		Balance remaining in AOCI as of March 31,
	2017	2016	2017
Net unrealized gain (loss) available-for-sale securities	$38	$(40)	$497
Noncredit OTTI held-to-maturity securities	9	11	(168)
Net unrealized gain (loss) cash flow hedges	44	(53)	(268)
Postretirement plans	(2)	—	(8)
Other comprehensive income (loss)	$89	$(82)	$53

Net unrealized gain (loss) on available-for-sale securities

The increase in net unrealized gain for 2017 compared to the net unrealized loss for 2016 on our available for sale (AFS) portfolio was primarily due to a decrease in longer term market interest rates during 2017. As these AFS securities move closer to their maturity, this net unrealized gain position in AOCI is expected to reverse to zero as we will only collect the face value at their maturity.

Noncredit OTTI on held-to-maturity securities

The gain in noncredit OTTI held-to-maturity (HTM) securities for 2017 compared to 2016 was lower as a result of these HTM securities moving closer to their maturity. The gain in each period represents the amount we accrete to the carrying amount of these HTM securities. Specifically we reverse the previously recorded noncredit OTTI amount on these HTM securities through the accretion of the amount we expect to collect over their remaining life.

Net unrealized gain (loss) on cash flow hedges

Net unrealized gains were $44 million for 2017 compared to net unrealized losses of $53 million for 2016. The gain in the first quarter of 2017 resulted from the impact of an increase in shorter term interest rates on our cash flow hedges.

For further information on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2017	December 31, 2016
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$9,551	$7,376
Investment securities	19,030	21,035
Advances	42,328	45,067
MPF Loans held in portfolio, net of allowance for credit losses	4,940	4,967
Other	260	247
Assets	$76,109	$78,692
Consolidated obligation discount notes	$32,806	$35,949
Consolidated obligation bonds	37,662	36,903
Other	1,223	1,145
Liabilities	71,691	73,997
Capital stock	1,282	1,711
Retained earnings	3,083	3,020
Accumulated other comprehensive income (loss)	53	(36)
Capital	4,418	4,695
Total liabilities and capital	$76,109	$78,692

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

Investment Securities

We are currently unable to make additional investments in MBS/ABS under FHFA regulatory limits as discussed in Investments on page 12 in our 2016 Form 10-K.

Advances

Advances outstanding decreased as of March 31, 2017 compared to amounts outstanding as of December 31, 2016 as many depository members had an increased need for liquidity at December 31, 2016, which did not recur at March 31, 2017.

While advance demand has remained strong, it is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels could decrease.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

We had a small net decrease in our outstanding MPF Loans from year end, as our purchases of new loans during 2017 mostly offset maturities and paydowns experienced in our MPF Loan portfolio. A majority of our new loans were refinancings, and this activity is dependent upon interest rates. If rates were to rise significantly, our refinancings may decline. For the year to date period ended March 31, 2017, we acquired $241 million in new MPF Loans to our portfolio, compared to $132 million in the same period in 2016.

In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending March 31, 2017, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 48 in our 2016 Form 10-K for a detailed description of our liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $2.7 billion of total assets. As of March 31, 2017, our overnight liquidity was $11.1 billion or 15% of total assets, giving us an excess overnight liquidity of $8.4 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2017, we had excess liquidity of $35.4 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $15.3 billion as of March 31, 2017.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain daily liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the contingency liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. In addition, we fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 21 in the Risk Factors section of our 2016 Form 10-K.

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

	MPF Loans Held in Portfolio	Investment Securities
As of March 31, 2017		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$787	$1,224	$1,374
After one year through five years	2,057	10,311	2,525
After five years through ten years	1,201	1,585	461
After ten years	834	725	174
Total	$4,879	$13,845	$4,534

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 24 of the Risk Factors section in our 2016 Form 10-K.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Funding

Conditions in Financial Markets

The Federal Open Market Committee (FOMC) ended 2016 by delivering an interest rate increase raising the target range for the federal fund rate by 25 basis points.  In March, 2017, it raised the target range again by another 25 basis points to 0.75 to 1.00 percent while signaling to the market that more rate hikes will occur.

We maintained ready access to funding during the quarter.

Cash flows from operating activities with significant changes

Three months ended March 31,	2017	2016	Change
Net cash provided by (used in) operating activities -
Net income	$73	$69	$4
Non cash (gain) loss on derivatives and hedging activities	96	(120)	216
Other	(10)	42	(52)
Net cash provided by (used in) operating activities	$159	$(9)	$168

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs. The change of $168 million in net cash provided by (used in) operating activities primarily resulted from the following:

•	The non-cash adjustment attributable to the unrealized net changes in the fair value of our derivative instruments

Cash flows from investing activities with significant changes

Three months ended March 31,	2017	2016	Change
Net cash provided by (used in) investing activities -
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, interest bearing deposits, and trading securities)	$(1,690)	$(780)	$(910)
Securities held for investment (available-for-sale and held-to-maturity)	1,226	1,527	(301)
Advances	2,726	(1,456)	4,182
Other	32	156	(124)
Net cash provided by (used in) investing activities	$2,294	$(553)	$2,847

Our investing activities consists predominantly of liquid assets, securities held for investment, and advances. The $2.8 billion change in net cash provided by (used in) investing activities primarily resulted from the following:

•	Liquid assets reflects a desire for increased liquidity to meet the needs of our members

•	Securities held for investment reflects the continued paydown in our investments portfolio

•	Advances reflects the recent decline in advances outstanding during 1Q 2017 while they increased during 1Q 2016

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash flows from financing activities with significant changes

Three months ended March 31,	2017	2016	Change
Net cash provided by (used in) financing activities -
Consolidated obligation discount notes	$(3,142)	$(1,280)	$(1,862)
Consolidated obligation bonds	750	1,360	(610)
Capital stock	(426)	77	(503)
Other	48	(61)	109
Net cash provided by (used in) financing activities	$(2,770)	$96	$(2,866)

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from the net increases in our consolidated obligation discount notes and consolidated obligations bonds were primarily utilized to fund the net increases in our investing activities as noted above. The $(2.9) billion change in net cash provided by (used in) financing activities primarily resulted from the following:

•	A net decrease in our consolidated obligation debt outstanding, with a shift in funding to longer termed consolidated obligation bonds from shorter termed discount notes

•	A reduction in capital stock outstanding as we implemented automatic weekly repurchases of members' excess capital stock

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

The Board of Directors may periodically adjust members' activity stock requirement for certain new advances within a range of 2% and 6% of a member's outstanding advances. Our Board implemented this provision through RCAP as further discussed below. Each member’s activity stock requirement remained at 4.5% for non-RCAP advances.

Our Capital Plan allows for an activity stock requirement for MPF Loans acquired for our portfolio within a range of 0% and 6%, which our Board has set at 0%. Should the Board decide to introduce this capital requirement, we intend to notify members sufficiently in advance of the change and apply that change only to future acquisitions.

The Board may periodically adjust members’ membership stock requirement within a range of 0.20% to 2% of a member’s mortgage assets. Each member’s membership stock requirement is the greater of either $10,000 or 0.40% of a member's mortgage assets. A member’s investment in membership stock is subject to a cap equal to the lesser of (1) a dollar cap set by the Board within a range of $10,000 and $75 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31. The cap on each member’s membership stock requirement is now $5 million, which is less than 9.9% of the Bank’s total capital stock outstanding at December 31, 2016, and is thus the operative cap during the remainder of 2017 unless the Board sets a new cap.

Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement and any automatic conversion of Class B2 membership stock to Class B1 activity stock related to the threshold will apply on a daily basis.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

For details on our capital stock requirement changes in 2016, see Capital Resource on page 54 of our 2016 Form 10-K.

We may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member continues to meet its minimum investment requirement and we remain in compliance with our regulatory capital requirements as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in this Form 10-Q.

Members that withdraw from membership must wait at least five years after their membership was terminated and all of their capital stock was redeemed or repurchased before being readmitted to membership in any FHLB.

Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the 4.5% requirement under our Capital Plan’s general provisions as further discussed in Capital Resources on page 54 of our 2016 Form 10-K. As of March 31, 2017, and December 31, 2016, RCAP advances outstanding total $22.8 billion to 147 members and $22.7 billion to 147 members.

Repurchase of Excess Capital Stock

On January 26, 2017, we began repurchasing all excess Class B2 membership stock on a weekly basis at par value, i.e., $100 per share. Members may continue to request repurchase of excess stock on any business day in addition to the weekly repurchase. All repurchases of excess stock, including automatic weekly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices

Repurchase of excess capital stock held by members is subject to compliance with financial and capital thresholds, as detailed on page 57 of our 2016 Form 10-K.
Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in other liabilities in our statements of condition.

	March 31, 2017	December 31, 2016	Change
Capital Stock	$1,282	$1,711	$(429)
MRCS	301	301	—
Regulatory capital stock	1,583	2,012	(429)
Retained earnings	3,083	3,020	63
Regulatory capital	$4,666	$5,032	$(366)

Capital stock	$1,282	$1,711	$(429)
Retained earnings	3,083	3,020	63
Accumulated other comprehensive income (loss)	53	(36)	89
GAAP capital	$4,418	$4,695	$(277)

Accumulated other comprehensive income (loss) in the above table consists of changes in market value of various balance sheet accounts where the change is not recorded in earnings but are instead recorded in equity capital as the income (loss) is not yet realized. For details on these changes please see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Although we have had no OTTI year to date in 2017, credit deterioration may negatively impact our remaining private-label MBS portfolio.  We cannot predict if or when impairments will occur, or the impact these impairments may have on our retained earnings and capital position. See page 28 of the Risk Factors section of our 2016 Form 10-K.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations.

On April 25, 2017, our Board of Directors increased the dividend declared per share on both sub-classes of capital stock. The Board declared a 3.15% dividend (annualized) for Class B1 activity stock and a 1.05% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2017. This dividend, including dividends on mandatorily redeemable capital stock, totaled $10 million and will be paid on May 15, 2017.  The higher dividend on Class B1 activity stock, in effect, lowers our members’ cost of doing business with us.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information see Retained Earnings & Dividends on page 57 in our 2016 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement on page F-44 in our 2016 Form 10-K.

Critical Accounting Policies

For a detailed description of our Critical Accounting Policies and Estimates see page 61 in our 2016 Form 10-K.

Also see Note 2 - Summary of Significant Accounting Policies and Note 3 - Recently Issued but Not Yet Adopted Accounting Standards to the financial statements in this Form 10-Q for the impact of changes in accounting policies and recently issued accounting standards on our financial results subsequent to December 31, 2016.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Member Credit Risk Ratings on page 64 in our 2016 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $42.2 billion were advances (par value) and $12.4 billion were letters of credit at March 31, 2017, compared to $45.0 billion and $10.8 billion at December 31, 2016.

	March 31, 2017					December 31, 2016
Rating	Borrowing Members	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Borrowing Members	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	478	97%	$54,621	100%	$106,577	483	97%	$55,750	100%	$106,814
4	7	1%	48	—%	97	7	1%	47	—%	103
5	10	2%	72	—%	156	11	2%	140	—%	390
Total	495	100%	$54,741	100%	$106,830	501	100%	$55,937	100%	$107,307

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

Setting Credit Enhancement Levels - Credit losses in a Master Commitment are first absorbed by the Bank’s FLA but, if applicable to the MPF product, we will withhold a PFI’s scheduled performance credit enhancement fee in order to reimburse ourselves for any losses allocated to the FLA. If the FLA is exhausted, the credit losses are then absorbed by the PFI’s CE Amount that is calculated by utilizing a third party’s credit model. For further details on the FLA and PFI’s CE Amount, refer to Item 1- PFI Responsibilities on page 9 and Note 2 - MPF Risk Sharing Structure on page F-15 of the 2016 10-K.
Pursuant to the revised AMA regulation, effective January 18, 2017, we adjusted our methodology to set the PFI’s CE Amount. The PFI’s CE Amount is determined by the Bank with respect to an asset or a pool, based on documented analysis, that the Bank has a high degree of confidence that it will not bear material losses beyond the losses absorbed by the FLA, even under reasonably likely adverse changes to expected economic conditions.
The CE Amounts and the FLA for certain conventional MPF products held in our portfolio may be periodically reset lower for each Master Commitment after a required period of seasoning because the amount of credit enhancement necessary to maintain our risk of credit losses within our risk tolerance is usually reduced over time.
Under the MPF Plus product, the PFI is required to provide an SMI policy covering MPF Loans in the Master Commitment and having a deductible initially equal to the FLA. Certain SMI providers fell below the requirements in the MPF Guides and instead of replacing the SMI provider or indemnifying us for any losses, most PFIs elected to forfeit future performance CE Fees. Credit losses associated with Master Commitments where the SMI coverage has been discontinued are incorporated into the allowance for credit losses calculation. Such credit losses are immaterial.

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

	As of March 31, 2017
MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI's CE Amount [b]
100	$277	1.94%	4.37%	3.82%
125	950	0.39%	1.39%	1.65%
Plus	1,613	4.11%	5.19%	1.74%
35	14	—%	0.35%	3.48%
Original	994	1.28%	1.02%	8.91%

[a]	For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance-based CE Fees from PFIs.

[b]
Credit losses on a loan may only be absorbed by the CE Amount in the Master Commitment related to the loan. For further detail refer to Note 2 - MPF Risk Sharing Structure on page F-15 of the 2016 10-K.

Mortgage Repurchase Risk

For details on our mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached, see Mortgage Repurchase Risk on page 67 in our 2016 Form 10-K.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Securities

We hold a variety of AA or better rated investment securities, mostly government backed or insured securities such as GSE debt and FFELP ABS, and we believe these investments are low risk. There was no material change in the credit ratings of these securities since December 31, 2016. For further details see page 70 in our 2016 Form 10-K. Except for private-label MBS as noted below, we have never taken an impairment charge on our investment securities.

Our private-label MBS are predominantly variable rate securities rated below investment grade (BBB). There was no material change in overall credit quality since December 31, 2016, nor have we acquired any new private-label MBS. We last had an other-than-temporary impairment (OTTI) loss on private-label MBS in 2012. We currently have unrealized gains on these securities as their market values have improved from the impaired values and subsequent to 2012 we have begun recording accretion gains on these securities back into income. For further details see Note 5 - Investments Securities to the financial statements.

Unsecured Short-Term Investments Credit Exposure

For further details on our unsecured short-term investments as well as policies and procedures to limit and monitor our unsecured credit risk exposure, see page 72 in our 2016 Form 10-K.

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

As of March 31, 2017	AA	A	BBB	Unrated	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$700	$—	$—	$700
Fed Funds Sold	—	—	115	2	117
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	2,000	—	—	—	2,000
Canada	—	1,300	—	—	1,300
France	—	300	—	—	300
Japan	—	700	—	—	700
Netherlands	—	600	—	—	600
Norway	—	600	—	—	600
Sweden	2,000	700	—	—	2,700
Total unsecured credit exposure	$4,000	$4,900	$115	$2	$9,017

All $9.0 billion of the unsecured credit exposure shown in the above table were overnight investments.

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

	Net Derivative Fair Value Before Collateral	Cash Collateral Pledged		Non-cash Collateral Pledged	Net Credit Exposure to Counterparties
As of March 31, 2017
Non-member counterparties -
Overcollateralized liability positions -
Bilateral derivatives -
AA rated	$(11)	$11		$—	$—	[a]
A rated	(46)	47		—	1
Cleared derivatives	(9)	—	[b]	78	69
Non-member counterparties	(66)	58		78	70
Member institutions	1	—		—	1
Total	$(65)	$58		$78	$71

As of December 31, 2016
Non-member counterparties -
Overcollateralized liability positions -
Bilateral derivatives -
AA rated	$(60)	$60		$—	$—	[a]
A rated	(57)	60		—	3
Cleared derivatives	(206)	198	[b]	97	89
Non-member counterparties	(323)	318		97	92
Member institutions	2	—		—	2
Total	$(321)	$318		$97	$94

[a]	Less than $1 million.

[b]
Effective in January of 2017 we began accounting for variation margin payments made to or received by the DCOs through our FCMs as settlements to our derivative assets and derivative liabilities. Accordingly, we no longer include variation margin in the Cash Collateral Pledged column. See Note 1 - Background and Basis of Presentation, Note 2 - Summary of Significant Accounting Policies and Note 9 - Derivatives and Hedging Activities for further details.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. The table below reflects the change in market risk limits under the policy.

	March 31, 2017		December 31, 2016
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$241	$(370)	$192	$(370)
-100 bp	95	(155)	101	(155)
-50 bp	40	(60)	38	(60)
-25 bp	18	(30)	17	(30)
+25 bp	(18)	(30)	(17)	(30)
+50 bp	(37)	(60)	(36)	(60)
+100 bp	(76)	(155)	(76)	(155)
+200 bp	(164)	(370)	(167)	(370)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of March 31, 2017	$(1)	$(2)	$(2)	(14)	$1
As of December 31, 2016	$(1)	$(1)	$(2)	(14)	$1

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

As of March 31, 2017, our sensitivity to changes in implied volatility was $(2) million. At December 31, 2016, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

March 31, 2017			December 31, 2016
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
2.5	1.4	1.8	2.3	1.3	1.8

As of March 31, 2017, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $368 million, and our market value of equity to book value of equity ratio was 108%, compared to $388 million and 108% at December 31, 2016. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 84 of our 2016 Form 10-K.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of the litigation relating to private-label MBS bonds purchased by the Bank, see Item 3. Legal Proceedings on page 31 of our 2016 Form 10-K.
The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 18 in our 2016 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Federal Home Loan Bank P&I Funding and Contingency Plan Agreement, as amended and restated effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks[a]

10.2	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, as amended and restated effective January 1, 2017

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a Filed as Exhibit 10.7 with our Form 10-K on March 9, 2017, SEC File No.: 000-51401

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

FHLB Act: The Federal Home Loan Bank Act of 1932, as amended.

FHLBs: The 11 Federal Home Loan Banks or subset thereof.

FHLB System: The 11 FHLBs and the Office of Finance.

FHLBC: The Federal Home Loan Bank of Chicago.

FHLB Chicago: The Federal Home Loan Bank of Chicago.

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

MPF Direct product: The MPF Program product under which we acquire non-conforming (jumbo) MPF Loans from PFIs without any CE Amount and concurrently resell them to a third party investor.

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

REO: Real estate owned.

SEC: Securities and Exchange Commission.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		Name:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	May 8, 2017	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 8, 2017	(Principal Financial Officer and Principal Accounting Officer)

S-1