Form 10-Q
period 2017-06-30
Federal Home Loan Bank of Chicago
filed 2017-08-07
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR
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

As of June 30, 2017, including mandatorily redeemable capital stock, registrant had 18,287,562 total outstanding shares of Class B Capital Stock.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

										June 30, 2017	December 31, 2016
Assets
Cash and due from banks										$168	$351
Interest bearing deposits										750	650
Federal Funds sold										7,683	4,075
Securities purchased under agreements to resell										2,250	2,300
Investment securities -
Trading,	76	and	97	pledged						238	1,045
Available-for-sale										14,059	14,918
Held-to-maturity,			4,905	and	5,516		fair value			4,481	5,072
Investment securities										18,778	21,035
Advances,		786	and	672	carried at fair value					46,844	45,067
MPF Loans held in portfolio, net of,						(3)	and	(3)	allowance for credit losses	4,965	4,967
Derivative assets										3	6
Other assets,			119	and	44		carried at fair value			338	241
Assets										$81,779	$78,692

Liabilities
Deposits -
Noninterest bearing										$50	$53
Interest bearing,			37	and	16	from other FHLBs				508	443
Deposits										558	496
Consolidated obligations, net -
Discount notes,		524		and	6,368		carried at fair value			37,944	35,949
Bonds,	5,340		and	5,443	carried at fair value					37,878	36,903
Consolidated obligations, net										75,822	72,852
Derivative liabilities										40	43
Affordable Housing Program assessment payable										88	86
Mandatorily redeemable capital stock										303	301
Other liabilities										222	219
Liabilities										77,033	73,997
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,				12	and	12	million shares issued and outstanding			1,236	1,160
Class B2 membership stock,					3	and	6	million shares issued and outstanding		290	551
Capital stock - putable,				$100		and	$100	par value		1,526	1,711
Retained earnings - unrestricted										2,734	2,631
Retained earnings - restricted										419	389
Retained earnings										3,153	3,020
Accumulated other comprehensive income (loss) (AOCI)										67	(36)
Capital										4,746	4,695
Liabilities and capital										$81,779	$78,692

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income	$373	$317	$710	$635
Interest expense	256	206	480	404
Net interest income	117	111	230	231
Provision for (reversal of) credit losses	1	—	1	—
Net interest income after provision for (reversal of) credit losses	116	111	229	231

Noninterest income -
Derivatives and hedging activities	3	2	6	(14)
Instruments held under fair value option	4	1	2	6
Litigation settlement awards	1	38	1	38
MPF fees from other FHLBs	5	4	10	8
Other, net	3	5	7	9
Noninterest income	16	50	26	47

Noninterest expense -
Compensation and benefits	26	22	51	45
Operating expenses	15	14	30	29
Other	3	10	5	12
Noninterest expense	44	46	86	86

Income before assessments	88	115	169	192

Affordable Housing Program assessment	9	11	17	19

Net income	$79	$104	$152	$173

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$79	$104	$152	$173

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale securities	(19)	(60)	19	(100)
Noncredit OTTI held-to-maturity securities	8	10	17	21
Net unrealized gain (loss) cash flow hedges	25	8	69	(45)
Postretirement plans	—	1	(2)	1
Other comprehensive income (loss)	14	(41)	103	(123)

Comprehensive income	$93	$63	$255	$50

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Capital Stock		Retained Earnings				Total
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI
December 31, 2016	12	$1,160	6	$551	18	$1,711	$2,631	$389	$3,020	$(36)	$4,695
Comprehensive income							122	30	152	103	255
Proceeds from issuance of capital stock	13	1,452	—	10	13	1,462					1,462
Repurchases of capital stock	—	(34)	(16)	(1,607)	(16)	(1,641)					(1,641)
Capital stock reclassified to mandatorily redeemable capital stock (liabilities)	—	(3)	—	(3)	—	(6)					(6)
Transfers between classes of capital stock	(13)	(1,339)	13	1,339
Cash dividends - class B1							(17)		(17)		(17)
Class B1 annualized rate											3.08%
Cash dividends - class B2							(2)		(2)		(2)
Class B2 annualized rate											0.95%
Total change in period	—	76	(3)	(261)	(3)	(185)	103	30	133	103	51
June 30, 2017	12	$1,236	3	$290	15	$1,526	$2,734	$419	$3,153	$67	$4,746

December 31, 2015	13	$1,313	6	$637	19	$1,950	$2,407	$323	$2,730	$(28)	$4,652
Comprehensive income							138	35	173	(123)	50
Proceeds from issuance of capital stock	7	702	—	5	7	707					707
Repurchases of capital stock	(3)	(319)	(3)	(265)	(6)	(584)					(584)
Capital stock reclassified to mandatorily redeemable capital stock (liabilities)	(3)	(294)	—	(5)	(3)	(299)					(299)
Transfers between classes of capital stock	(2)	(170)	2	170
Cash dividends - class B1							(17)		(17)		(17)
Class B1 annualized rate											2.70%
Cash dividends - class B2							(2)		(2)		(2)
Class B2 annualized rate											0.60%
Total change in period	(1)	(81)	(1)	(95)	(2)	(176)	119	35	154	(123)	(145)
June 30, 2016	12	$1,232	5	$542	17	$1,774	$2,526	$358	$2,884	$(151)	$4,507

The accompanying notes are an integral part of these financial statements (unaudited).

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Six months ended June 30,	2017		2016
Operating	Net cash provided by (used in) operating activities	$225		$(8)
Investing	Net change interest bearing deposits	(100)		—
	Net change Federal Funds sold	(3,608)		(1,871)
	Net change securities purchased under agreements to resell	50		(375)
	Trading securities -
	Sales	801		1,006
	Proceeds from maturities and paydowns	2		105
	Purchases	—		(1,153)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	828		1,159
	Purchases	—		(2)
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	90	[a]	5	[a]
	Proceeds from maturities and paydowns	553		486
	Purchases	(17)		(27)
	Advances -
	Principal collected	359,395		381,703
	Issued	(361,153)		(391,161)
	MPF Loans held in portfolio -
	Principal collected	511		570
	Purchases	(513)		(409)
	Other investing activities	14		20
	Net cash provided by (used in) investing activities	(3,147)		(9,944)
Financing	Net change deposits	62		(6)
	Discount notes -
	Net proceeds from issuance	725,466		231,170
	Payments for maturing and retiring	(723,480)		(226,872)
	Consolidated obligation bonds -
	Net proceeds from issuance	10,579		14,341
	Payments for maturing and retiring	(9,670)		(7,932)
	Payments for retirement of subordinated notes	—		(944)
	Capital stock -
	Proceeds from issuance	1,462		707
	Repurchases	(1,641)		(584)
	Cash dividends paid	(19)		(19)
	Other financing activities	(20)		(33)
	Net cash provided by (used in) financing activities	2,739		9,828
	Net increase (decrease) in cash and due from banks	(183)		(124)
	Cash and due from banks at beginning of period	351		499
	Cash and due from banks at end of period	$168		$375

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

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

Accounting for Variation Margin Payments

Effective in January of 2017 we began accounting for variation margin payments made to or received by the DCOs through our FCMs as settlements to our cleared derivative assets and derivative liabilities. See Note 1 - Background and Basis for Presentation for further details. This change in accounting did not have any effect on the accounting of our existing hedge relationships. Specifically, the change in accounting would not require us to discontinue existing hedge relationships or preclude us from using the short-cut method of hedge accounting provided no additional changes are made by the DCOs that would preclude the use of the short-cut method of hedge accounting. The International Swaps and Derivatives Association (ISDA) issued a confirmation letter confirming the SEC staff’s non-objection to the conclusions reached by ISDA related to the accounting implications of the DCO rule changes regarding the characterization of the variation margin payments as daily settlements and the continued application of existing hedge accounting relationships, including the use of the short-cut method of hedge accounting.
Contingent Put and Call Options in Debt Instruments

In March of 2016, the FASB issued new guidance clarifying the requirements for assessing whether a contingent call (put) option embedded in a debt instrument is clearly and closely related to that debt instrument, which is referred to the "host contract" for purposes of this assessment. Specifically, we are no longer required to consider the event triggering the acceleration of an embedded contingent call (put) option when assessing whether it is clearly and closely related to the debt instrument or host contract. We adopted the new guidance effective January 1, 2017. The new guidance did not have any effect on our financial condition, results of operations, or cash flows at the time of adoption.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March of 2017, the FASB amended existing GAAP to require the service cost component of our net periodic pension and postretirement benefit costs to be classified as compensation costs. The other components of our net periodic pension and postretirement benefit costs are required to be classified as Noninterest expense - Other operating expenses on a retrospective basis effective January 1, 2018. Currently, our total net periodic pension and postretirement costs are classified as compensation costs. We do not expect the classification guidance of this GAAP amendment will have a significant effect on our financial condition, results of operations, and cash flows.

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows

In August of 2016, the FASB issued statement of cash flows classification guidance governing certain cash receipts and cash payments. The new guidance becomes effective January 1, 2018 and will be applied retrospectively for each period our statements of cash flows are presented at the time of adoption. The new guidance is not expected to have any effect on our financial condition, results of operations, and cash flows since our existing practice is consistent with the provisions that are applicable to us. The provisions applicable to us are outlined below.

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

The amendments become effective January 1, 2020, with early adoption permitted effective January 1, 2019. We plan to implement the expected credit loss methodology through a cumulative-effect adjustment to our beginning retained earnings as of the first reporting period in which the new guidance becomes effective for us. The cumulative effect adjustment will equal the amount required to adjust our existing allowance for credit losses for our on balance-sheet financial instruments and other

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

liabilities for our off-balance sheet financial instruments to the amounts determined under the expected credit losses methodology. A prospective transition approach is required for debt securities in which an other-than-temporary-impairment (OTTI) impairment had been recognized before our effective date. The accounting implications of such an approach are outlined below:

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

Leases

In February of 2016, the FASB issued new guidance pertaining to lease accounting. The new guidance requires us to recognize operating leases and right-to-use assets, if any, in our statements of condition if their term exceeds 12 months. Currently, we recognize our operating leases off-balance sheet. The new guidance becomes effective January 1, 2019. A modified retrospective transition approach is required to be applied to leases existing at, or entered into after, January 1, 2018. We do not expect the new guidance to have a significant effect on our financial condition, results of operations, and cash flows since our existing off-balance sheet operating leases are not material.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January of 2016, the FASB issued new guidance governing recognition and measurement of financial assets and financial liabilities. The new guidance becomes effective January 1, 2018. We do not expect the new guidance to have a significant effect on our financial condition, results of operations, and cash flows. The key provisions applicable to us are as follows:

•	The ability to elect the fair value option will continue to be permitted.

•
The portion of instrument-specific credit risk attributable to the total change in fair value of our consolidated obligations that are carried at fair value under the fair value option should be recognized in other comprehensive income. We will measure such instrument-specific credit risk based on our nonperformance risk. Specifically, our nonperformance risk includes our own credit risk and the credit risk associated with the joint and several liability of other FHLBs. We do not expect this requirement will have a material effect on our financial condition, results of operations, and cash flows.

•
The requirement to separately present financial assets and financial liabilities by measurement category, such as amortized cost, and form, such as securities or loans, on our statements of condition or the accompanying notes to the financial statements.

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. Subsequently the FASB issued several other related pronouncements that provide additional revenue recognition guidance and clarifications to the original guidance issued in 2014. The new guidance becomes effective January 1, 2018. We do not expect the new revenue recognition guidance will have any effect on our financial condition, results of operations, or cash flows at the time of adoption. This is because the majority of our financial instruments and other contractual rights that generate revenue are covered by other GAAP, and therefore, are scoped out of this new guidance. Further, we believe that recognition of our service fee revenue, which is insignificant, is consistent with this new guidance.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income -

Trading	$1	$3	$2	$5
Available-for-sale interest income	107	114	215	225
Available-for-sale prepayment fees	7	5	11	26
Available-for-sale	114	119	226	251
Held-to-maturity	48	56	101	115
Investment securities	163	178	329	371

Advance interest income	129	68	227	130
Advance prepayment fees	1	6	2	7
Advances	130	74	229	137

MPF Loans held in portfolio	53	55	107	112
Federal funds sold and securities purchased under agreements to resell	25	6	40	9
Other interest bearing assets	2	4	5	6

Interest income	373	317	710	635

Interest expense -

Discount notes	119	95	215	177
Bonds	133	98	258	200
Consolidated obligations	252	193	473	377

Subordinated notes	—	10	—	24
Other interest bearing liabilities	4	3	7	3

Interest expense	256	206	480	404

Net interest income	117	111	230	$231
Provision for (reversal of) credit losses	1	—	1	—
Net interest income after provision for (reversal of) credit losses	$116	$111	$229	$231

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

Trading Securities

The following table presents the fair value of our trading securities. We had no material unrealized gains or losses on trading securities still held on our statement of condition as of the end of the reporting period.

As of	June 30, 2017	December 31, 2016
U.S. Government & other government related	$201	$1,005
Residential MBS:
GSE	36	39
Government-guaranteed	1	1
Trading securities	$238	$1,045

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of June 30, 2017
U.S. Government & other government related	$284	$14	$—	$298
State or local housing agency	17	—	—	17
FFELP ABS	4,197	222	(7)	4,412
Residential MBS:
GSE	7,897	216	(4)	8,109
Government-guaranteed	1,141	28	—	1,169
Private-label	45	9	—	54
Available-for-sale securities	$13,581	$489	$(11)	$14,059

As of December 31, 2016
U.S. Government & other government related	$322	$15	$(1)	$336
State or local housing agency	19	—	—	19
FFELP ABS	4,431	165	(24)	4,572
Residential MBS:
GSE	8,291	266	(2)	8,555
Government-guaranteed	1,346	34	—	1,380
Private-label	50	6	—	56
Available-for-sale securities	$14,459	$486	$(27)	$14,918

We had no sales of AFS securities for the periods presented.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of June 30, 2017
U.S. Government & other government related	$1,534	$—	$1,534	$43	$(1)	$1,576
State or local housing agency	11	—	11	—	—	11
Residential MBS:
GSE	1,652	—	1,652	88	—	1,740
Government-guaranteed	685	—	685	8	—	693
Private-label	759	(160)	599	286	—	885
Held-to-maturity securities	$4,641	$(160)	$4,481	$425	$(1)	$4,905

As of December 31, 2016
U.S. Government & other government related	$1,733	$—	$1,733	$42	$(1)	$1,774
State or local housing agency	13	—	13	—	—	13
Residential MBS:
GSE	1,856	—	1,856	100	—	1,956
Government-guaranteed	791	—	791	10	—	801
Private-label	856	(177)	679	294	(1)	972
Held-to-maturity securities	$5,249	$(177)	$5,072	$446	$(2)	$5,516

We had no sales of HTM securities for the periods presented.

Contractual Maturity Terms

The maturity of our non-MBS AFS and HTM investments is detailed in the following table.

	Available-for-Sale		Held-to-Maturity
As of June 30, 2017	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$2	$2	$563	$563
Due after one year through five years	37	38	252	260
Due after five years through ten years	26	27	107	108
Due after ten years	236	248	623	656
ABS and MBS without a single maturity date	13,280	13,744	2,936	3,318
Total securities	$13,581	$14,059	$4,481	$4,905

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following tables present unrealized temporary losses on our AFS and HTM portfolio for periods less than 12 months and for 12 months or more. We recognized no OTTI charges on these unrealized loss positions. Refer to the Other-Than-Temporary Impairment Analysis section below for further discussion. In the tables below, in cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

Available-for-Sale Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of June 30, 2017
FFELP ABS	$—	$—	$679	$(7)	$679	$(7)
Residential MBS:
GSE	614	(1)	825	(3)	1,439	(4)
Private-label	—	—	7	—	7	—
Available-for-sale securities	$614	$(1)	$1,511	$(10)	$2,125	$(11)

As of December 31, 2016
U.S. Government & other government related	$—	$—	$47	$(1)	$47	$(1)
State or local housing agency	7	—	—	—	7	—
FFELP ABS	—	—	753	(24)	753	(24)
Residential MBS:
GSE	—	—	991	(2)	991	(2)
Government-guaranteed	—	—	23	—	23	—
Private-label	—	—	8	—	8	—
Available-for-sale securities	$7	$—	$1,822	$(27)	$1,829	$(27)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Securities

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of June 30, 2017
U.S. Government & other government related	$203	$—	$17	$(1)	$220	$(1)
State or local housing agency	—	—	1	—	1	—
Residential MBS:
GSE	—	—	4	—	4	—
Private-label	—	—	852	(160)	852	(160)
Held-to-maturity securities	$203	$—	$874	$(161)	$1,077	$(161)

As of December 31, 2016
U.S. Government & other government related	$26	$—	$17	$(1)	$43	$(1)
State or local housing agency	—	—	1	—	1	—
Residential MBS:
GSE	—	—	4	—	4	—
Government-guaranteed	117	—	—	—	117	—
Private-label	—	—	934	(178)	934	(178)
Held-to-maturity securities	$143	$—	$956	$(179)	$1,099	$(179)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment Analysis

We recognized no OTTI charges on HTM or AFS securities for the periods presented. This is because we do not intend to sell these securities, we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis, and we expect to recover the entire amortized cost basis. For further detail on our accounting policy regarding OTTI please see Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2016 Form 10-K.

As of June 30, 2017, we had a base case short-term housing price forecast for all markets with projected changes ranging from -5.0% to +11.0% over the twelve month period beginning April 1, 2017. For the vast majority of markets, the short-term forecast has changes ranging from +1.0% to +6.0%.

The following table presents the changes in the cumulative amount of previously recorded OTTI credit losses on investment securities recognized into earnings for the reporting periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning Balance	$508	$555	$520	$568
Increases in expected future cash flows recorded as accretion into interest income	(9)	(13)	(21)	(26)
Ending Balance	$499	$542	$499	$542

Ongoing Litigation

On October 15, 2010, we instituted litigation relating to 64 private-label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. As of June 30, 2017, the remaining litigation covers three private-label MBS bonds in the aggregate original principal amount of $65 million.

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

As of June 30, 2017	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$22,420	1.13%
One to two years	3,306	1.20%
Two to three years	1,854	1.61%
Three to four years	1,338	1.66%
Four to five years	1,904	1.70%
More than five years	15,901	1.30%	[a]
Par value	$46,723	1.25%

[a]
The weighted average interest rate is relatively low when compared to other categories due to a majority of advances in this category consisting of variable rate advances which reset periodically at market prevailing interest rates.

We have no allowance for credit losses on our advances. See Note 8 - Allowance for Credit Losses to the financial statements for further information related to our credit risk on advances.

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	June 30, 2017	December 31, 2016
Par value	$46,723	$44,965
Fair value hedging adjustments	115	98
Other adjustments	6	4
Advances	$46,844	$45,067

The following advance borrowers exceeded 10% of our advances outstanding:

As of June 30, 2017	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	23.5%
BMO Harris Bank, National Association	6,875		14.7%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 7 – MPF Loans Held in Portfolio

We acquire MPF Loans from PFIs to hold in our portfolio, and in some cases we purchased participations in pools of eligible mortgage loans from other FHLBs (MPF Banks). MPF Loans that are held in portfolio are fixed-rate conventional and Government Loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in pools of similar eligible mortgage loans from other MPF Banks.

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	June 30, 2017	December 31, 2016
Medium term (15 years or less)	$321	$417
Long term (greater than 15 years)	4,578	4,489
Unpaid principal balance	4,899	4,906
Net premiums, credit enhancement and deferred loan fees	45	38
Fair value hedging adjustments	24	26
MPF Loans held in portfolio, before allowance for credit losses	4,968	4,970
Allowance for credit losses on MPF Loans	(3)	(3)
MPF Loans held in portfolio, net	$4,965	$4,967

Conventional mortgage loans	$3,866	$3,818
Government Loans	1,033	1,088
Unpaid principal balance	$4,899	$4,906

The above table excludes MPF Loans acquired under the MPF Xtra, MPF Direct, and MPF Government MBS products. We either concurrently sell these loans to third party investors or hold them for a short time period, during which they are reflected as Other Assets in our Statements of Condition, until such loans are securitized.

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

As of	June 30, 2017	December 31, 2016
Recorded investment in conventional MPF Loans -
Individually evaluated for impairment	$62	$74
Collectively evaluated for impairment	3,878	3,812
Recorded investment	$3,940	$3,886

Allowance for credit losses on conventional MPF Loans -
Homogeneous pools of loans collectively evaluated for impairment	$3	$3

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

	June 30, 2017			December 31, 2016
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$68	$43	$111	$83	$57	$140
Past due 60-89 days	19	16	35	26	17	43
Past due 90 days or more	58	20	78	69	23	92
Past due	145	79	224	178	97	275
Current	3,795	975	4,770	3,708	1,013	4,721
Recorded investment	$3,940	$1,054	$4,994	$3,886	$1,110	$4,996
In process of foreclosure	$29	$6	$35	$35	$7	$42
Serious delinquency rate	1.47%	1.94%	1.57%	1.82%	2.07%	1.88%
Past due 90 days or more and still accruing interest	$6	$20	$26	$8	$23	$31
On nonaccrual status	$62	$—	$62	$74	$—	$74

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

As of	June 30, 2017	December 31, 2016
Recorded investment without an allowance for credit losses	$62	$74
Unpaid principal balance without an allowance for credit losses	67	80

We do not recognize interest income on impaired loans.

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We only held overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of June 30, 2017, and December 31, 2016. We did not have any longer term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight securities purchased under agreements to resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

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

Managing Credit Risk on Derivative Agreements

Over-the-counter Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our over-the-counter derivative agreements. See Note 13 - Fair Value to the financial statements in this Form 10-Q and Note 16 - Fair Value in our 2016 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For most of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC, as discussed in the Legislative and Regulatory Developments in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain of our bilateral derivative agreements may contain provisions that require us to post additional collateral with our counterparties for transactions executed prior to March 1, 2017, if there is deterioration in our credit rating.  If our credit rating is lowered by a major credit rating agency, such as Standard and Poor's or Moody’s, we would be required to deliver additional collateral on derivatives in net liability positions. If our credit rating had been lowered from its current rating to the next lower rating at June 30, 2017, no material amount of additional collateral would have been required to be delivered to our derivatives counterparties.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $76 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at June 30, 2017. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at June 30, 2017.

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

	June 30, 2017					December 31, 2016
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$26,196	$34		$727		$25,999	$40		$898
Derivatives not in hedge accounting relationships-
Interest rate contracts	22,902	365		230		29,313	432		260
Other	1,092	2		2		892	2		3
Derivatives not in hedge accounting relationships	23,994	367		232		30,205	434		263
Variation margin daily settlements on cleared derivatives		(13)		(220)
Gross derivative amount before netting adjustments and cash collateral	$50,190	388		739		$56,204	474		1,161
Netting adjustments and cash collateral		(385)	[a]	(699)	[a]		(468)	[a]	(1,118)	[a]
Derivatives on statements of condition		$3		$40			$6		$43

[a]	Cash collateral posted was $346 million and $689 million at June 30, 2017, and December 31, 2016, and cash collateral received was $31 million and $40 million.

The following table presents the noninterest income on derivatives and hedging activities as presented in the statements of income. The amounts attributable to fair value and cash flow hedges represent hedge ineffectiveness.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2017	2016	2017	2016
Fair value hedges - interest rate contracts	$(2)	$(3)	$—	$(12)
Cash flow hedges - interest rate contracts	—	4	1	4
Economic hedges -
Interest rate contracts	1	2	1	(5)
Other	3	(1)	3	(1)
Economic hedges	4	1	4	(6)
Variation margin on daily settled cleared derivatives	1	—	1	—
Noninterest income on derivatives and hedging activities	$3	$2	$6	$(14)

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

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of June 30, 2017
Derivatives with legal right of offset -
Gross recognized amount	$294	$93	$387	$641	$96	$737
Netting adjustments and cash collateral	(292)	(93)	(385)	(607)	(92)	(699)
Derivatives with legal right of offset - net	2	—	2	34	4	38
Derivatives without legal right of offset	1	—	1	2	—	2
Derivatives on statements of condition	3	—	3	36	4	40
Less :
Noncash collateral received and cannot be sold or repledged	—		—	—	4	4
Noncash collateral pledged and cannot be sold or repledged		(2)	(2)
Net amount	$3	$2	$5	$36	$—	$36

As of December 31, 2016
Derivatives with legal right of offset -
Gross recognized amount	$339	$133	$472	$820	$339	$1,159
Netting adjustments and cash collateral	(335)	(133)	(468)	(788)	(330)	(1,118)
Derivatives with legal right of offset - net	4	—	4	32	9	41
Derivatives without legal right of offset	2	—	2	2	—	2
Derivatives on statements of condition	6	—	6	34	9	43
Less :
Noncash collateral received and cannot be sold or repledged	—		—	—	9	9
Cash collateral for initial margin		(1)	(1)
Noncash collateral pledged and cannot be sold or repledged		(2)	(2)
Net amount	$6	$3	$9	$34	$—	$34

At June 30, 2017, we had $70 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative liability position. We had $86 million comparable exposure at December 31, 2016.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no gain (loss) for hedges that no longer qualified as a fair value hedge. Additionally, the table indicates where fair value hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed fair value hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	On Derivative	On Hedged Item	Total Ineffectiveness-Noninterest Income-Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
Three months ended June 30, 2017
Available-for-sale securities	$10	$(12)	$(2)	$(25)
Advances	(27)	28	1	(8)
MPF Loans held for portfolio	—	—	—	(1)
Consolidated obligation bonds	50	(51)	(1)	9
Total	$33	$(35)	$(2)	$(25)
Three months ended June 30, 2016
Available-for-sale securities	$(4)	$2	$(2)	$(28)
Advances	(68)	68	—	(20)
MPF Loans held for portfolio	—	—	—	(3)
Consolidated obligation bonds	8	(9)	(1)	17
Total	$(64)	$61	$(3)	$(34)
Six months ended June 30, 2017
Available-for-sale securities	$35	$(38)	$(3)	$(49)
Advances	(15)	18	3	(19)
MPF Loans held for portfolio	—	—	—	(3)
Consolidated obligation bonds	59	(59)	—	22
Total	$79	$(79)	$—	$(49)
Six months ended June 30, 2016
Available-for-sale securities	$(55)	$50	$(5)	$(62)
Advances	(178)	177	(1)	(40)
MPF Loans held for portfolio	—	—	—	(5)
Consolidated obligation bonds	76	(82)	(6)	39
Total	$(157)	$145	$(12)	$(68)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $(4) million as of June 30, 2017. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is 3 years.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed cash flow hedging adjustments, which are reclassified from AOCI into the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	Ineffective Portion-Noninterest Income-Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
Three months ended June 30, 2017
Advances	$—	$—	$4
Discount notes	—	27	(43)
Bonds	—	—	(1)
Total	$—	$27	$(40)

Three months ended June 30, 2016
Advances	$—	$—	$4
Discount notes	4	14	(51)
Bonds	—	—	(1)
Total	$4	$14	$(48)

Six months ended June 30, 2017
Advances	$—	$—	$6
Discount notes	1	73	(88)
Bonds	—	—	(2)
Total	$1	$73	$(84)

Six months ended June 30, 2016
Advances	$—	$—	$6
Discount notes	4	(38)	(98)
Bonds	—	—	(2)
Total	$4	$(38)	$(94)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2017	December 31, 2016
Carrying Amount	$37,944	$35,949
Weighted Average Interest Rate	0.90%	0.46%

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of June 30, 2017	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$16,116	1.21%	$28,293
One to two years	8,708	1.14%	6,452
Two to three years	2,390	1.24%	1,398
Three to four years	2,361	1.89%	1,048
Four to five years	3,128	1.69%	51
Thereafter	5,341	2.79%	802
Total par value	$38,044	1.50%	$38,044

The following table presents consolidated obligation bonds outstanding by call feature:

As of	June 30, 2017	December 31, 2016
Noncallable	$23,938	$22,356
Callable	14,106	14,778
Par value	38,044	37,134
Fair value hedging adjustments	(164)	(229)
Other adjustments	(2)	(2)
Consolidated obligation bonds	$37,878	$36,903

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2017, and December 31, 2016. See Note 17 - Commitments and Contingencies to the financial statements in our 2016 Form 10-K for further details.

	June 30, 2017			December 31, 2016
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$582,278	$429,248	$1,011,526	$579,189	$410,122	$989,311
FHLB Chicago as primary obligor	38,044	37,976	76,020	37,134	35,969	73,103
As a percent of the FHLB System	7%	9%	8%	6%	9%	7%

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

	June 30, 2017		December 31, 2016
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,033	$4,982	$1,088	$5,032
Total regulatory capital	$3,271	$4,982	$3,148	$5,032
Total regulatory capital ratio	4.00%	6.09%	4.00%	6.40%
Leverage capital	$4,089	$7,473	$3,935	$7,549
Leverage capital ratio	5.00%	9.14%	5.00%	9.59%

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members exceeded 10% of our regulatory capital stock outstanding (which includes MRCS):

As of June 30, 2017	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Harris Bank, National Association	$309		16.9%	$—
One Mortgage Partners Corp.	245	[a]	13.4%	245

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

As of June 30, 2017, our regulatory capital stock outstanding was $1.8 billion, a net decrease of $183 million from year-end, due in part to these automatic weekly repurchases.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	AOCI
Three months ended June 30, 2017
Beginning balance	$497	$(168)	$(268)	$(8)	$53
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(19)	8	27	—	16
Amounts reclassified in period to statements of income:
Net interest income	—	—	(2)		(2)
Ending balance	$478	$(160)	$(243)	$(8)	$67

Three months ended June 30, 2016
Beginning balance	$618	$(206)	$(516)	$(6)	$(110)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(60)	10	14	1	(35)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(2)		(2)
Non-interest gain (loss)	—	—	(4)		(4)
Ending balance	$558	$(196)	$(508)	$(5)	$(151)

Six months ended June 30, 2017
Beginning balance	$459	$(177)	$(312)	$(6)	$(36)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	19	17	73	(2)	107
Amounts reclassified in period to statements of income:
Net interest income	—	—	(3)		(3)
Non-interest gain (loss)	—	—	(1)		(1)
Ending balance	$478	$(160)	$(243)	$(8)	$67

Six months ended June 30, 2016
Beginning balance	$658	$(217)	$(463)	$(6)	$(28)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(100)	21	(38)	1	(116)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(3)		(3)
Non-interest gain (loss)	—	—	(4)		(4)
Ending balance	$558	$(196)	$(508)	$(5)	$(151)

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

			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Financial Assets -
Cash and due from banks	$168	$168	$168	$—	$—
Interest bearing deposits	750	750	750	—	—
Federal Funds sold	7,683	7,683	—	7,683	—
Securities purchased under agreements to resell	2,250	2,250	—	2,250	—
Held-to-maturity securities	4,481	4,905	—	4,020	885
Advances	46,844	46,877	—	46,877	—
MPF Loans held in portfolio, net	4,965	5,140	—	5,119	21
Financial Liabilities -
Deposits	(558)	(558)	—	(558)	—
Consolidated obligation discount notes	(37,944)	(37,943)	—	(37,943)	—
Consolidated obligation bonds	(37,878)	(38,104)	—	(38,104)	—
Mandatorily redeemable capital stock	(303)	(303)	(303)	—	—

December 31, 2016
Financial Assets -
Cash and due from banks	$351	$351	$351	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold	4,075	4,075	—	4,075	—
Securities purchased under agreements to resell	2,300	2,300	—	2,300	—
Held-to-maturity securities	5,072	5,516	—	4,544	972
Advances	45,067	45,065	—	45,065	—
MPF Loans held in portfolio, net	4,967	5,162	—	5,136	26
Financial Liabilities -
Deposits	(496)	(496)	—	(496)	—
Consolidated obligation discount notes	(35,949)	(35,949)	—	(35,949)	—
Consolidated obligation bonds	(36,903)	(37,149)	—	(37,149)	—
Mandatorily redeemable capital stock	(301)	(301)	(301)	—	—

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

	Level 2	Level 3	Netting and Cash Collateral	Fair Value
June 30, 2017
U.S. Government & other government related non-MBS	$201	$—		$201
GSE residential MBS	36	—		36
U.S. Governmental-guaranteed residential MBS	1	—		1
Trading securities	238	—		238
U.S. Government & other government related non-MBS	298	—		298
State or local housing agency non-MBS	17	—		17
FFELP ABS	4,412	—		4,412
GSE residential MBS	8,109	—		8,109
U.S. Government-guaranteed residential MBS	1,169	—		1,169
Private-label residential MBS	—	54		54
Available-for-sale securities	14,005	54		14,059
Advances held at fair value	786	—		786
Derivative assets	388	—	$(385)	3
Other assets held at fair value	119	—		119
Financial assets at fair value	$15,536	$54	$(385)	$15,205
Consolidated obligation discount notes held at fair value	$(524)	$—		$(524)
Consolidated obligation bonds held at fair value	(5,340)	—		(5,340)
Derivative liabilities	(739)	—	$699	(40)
Financial liabilities at fair value	$(6,603)	$—	$699	$(5,904)

December 31, 2016
U.S. Government & other government related non-MBS	$1,005	$—		$1,005
GSE residential MBS	39	—		39
U.S. Governmental-guaranteed residential MBS	1	—		1
Trading securities	1,045	—		1,045
U.S. Government & other government related non-MBS	336	—		336
State or local housing agency non-MBS	19	—		19
FFELP ABS	4,572	—		4,572
GSE residential MBS	8,555	—		8,555
U.S. Government-guaranteed residential MBS	1,380	—		1,380
Private-label residential MBS	—	56		56
Available-for-sale securities	14,862	56		14,918
Advances held at fair value	672	—		672
Derivative assets	474	—	$(468)	6
Other assets held at fair value	44	—		44
Financial assets at fair value	$17,097	$56	$(468)	$16,685
Consolidated obligation discount notes held at fair value	$(6,368)	$—		$(6,368)
Consolidated obligation bonds held at fair value	(5,443)	—		(5,443)
Derivative liabilities	(1,161)	—	$1,118	(43)
Financial liabilities at fair value	$(12,972)	$—	$1,118	$(11,854)

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

	June 30, 2017		December 31, 2016
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$787	$5,344	$677	$5,447
Fair value over (under) UPB	(1)	(4)	(5)	(4)
Fair value	$786	$5,340	$672	$5,443

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	June 30, 2017				December 31, 2016
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$98	$—		$98	$10	$—		$10
Member standby letters of credit	10,148	3,072	[a]	13,220	8,459	2,369	[a]	10,828
Housing authority standby bond purchase agreements	—	330		330	25	281		306
Advance commitments	233	1		234	15	1		16
MPF delivery commitments	512	—		512	417	—		417
Other	12	—		12	24	—		24
Commitments	$11,003	$3,403		$14,406	$8,950	$2,651		$11,601

[a]	Contains $721 million and $486 million of member standby letters of credit at June 30, 2017, and December 31, 2016, which were renewable annually.

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

As of	June 30, 2017	December 31, 2016
Assets - Advances	$144	$107
Liabilities - Deposits	21	8
Equity - Capital Stock	8	18

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. All transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.  These transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Selected statements of condition data
Investments [a]	$29,461	$28,547	$28,060	$26,853	$28,964
Advances	46,844	42,328	45,067	43,117	46,424
MPF Loans held in portfolio, gross	4,968	4,943	4,970	4,723	4,670
Less: allowance for credit losses	(3)	(3)	(3)	(3)	(3)
Total assets	81,779	76,109	78,692	74,983	80,662
Consolidated obligation discount notes, net	37,944	32,806	35,949	39,144	45,876
Consolidated obligation bonds, net	37,878	37,662	36,903	30,139	29,091
Capital stock	1,526	1,282	1,711	1,636	1,774
Retained earnings	3,153	3,083	3,020	2,951	2,884
Mandatorily redeemable capital stock (MRCS)	303	301	301	302	302
Total capital	4,746	4,418	4,695	4,515	4,507
Other selected data at period end
MPF off-balance sheet loans outstanding - FHLB System [b]	$17,537	$17,180	$16,972	$16,594	$16,061
MPF off-balance sheet loans outstanding - FHLBC PFIs [b]	8,305	8,214	8,196	8,100	7,892
FHLB systemwide consolidated obligations (par)	1,011,526	959,280	989,311	967,728	963,810
Number of members	726	726	728	730	732
Total employees (full and part time)	457	452	440	443	432
Selected statements of income data
Net interest income after provision for credit losses	$116	$113	$111	$113	$111
Non-interest gain (loss)	16	10	15	14	50	[c]
Non-interest expense	44	42	39	42	46
Net income	79	73	78	76	104
Other selected data during the periods
MPF off-balance sheet loan volume funded - FHLB System [b]	$820	$674	$1,305	$1,298	$960
MPF off-balance sheet loan volume funded - FHLBC PFIs [b]	321	256	572	609	395
Selected ratios (rates annualized)
Regulatory capital to assets ratio	6.09%	6.13%	6.40%	6.52%	6.15%
Market value of equity to book value of equity	108%	108%	108%	108%	107%
Investments - % of total assets	36%	38%	36%	36%	36%
Advances - % of total assets	57%	56%	57%	58%	58%
MPF Loans held in portfolio, net - % of total assets	6%	6%	6%	6%	6%
Dividend rate class B1 activity stock-period paid	3.15%	3.00%	2.80%	2.80%	2.80%
Dividend rate class B2 membership stock-period paid	1.05%	0.85%	0.60%	0.60%	0.60%
Return on average assets	0.39%	0.36%	0.40%	0.38%	0.53%
Return on average equity	6.99%	6.46%	6.84%	6.70%	9.38%
Average equity to average assets	5.58%	5.57%	5.85%	5.67%	5.65%
Net yield on average interest-earning assets	0.58%	0.57%	0.57%	0.57%	0.57%
Return on average Regulatory Capital spread to three month LIBOR index	5.47%	5.09%	5.37%	5.34%	7.97%
Cash dividends	$9	$10	$9	$9	$10
Dividend payout ratio	11%	14%	12%	12%	10%

[a]	Investments includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF off-balance sheet loans are MPF Loans purchased from PFIs and concurrently resold to Fannie Mae or other third party investors under the MPF Xtra and MPF Direct products or pooled and securitized in Ginnie Mae MBS under the MPF Government MBS product. See Mortgage Partnership Finance Program beginning on page 7 in our 2016 Form 10-K.

[c]	Includes $38 million of Litigation settlement awards, see page 42 for details.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•	changes in the demand by our members for advances, including the impact of the availability of other sources of funding for our members, such as deposits;

•	limits on our investments;

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

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2017 Financial Highlights

•
We recorded net income of $79 million in the second quarter of 2017, down from $104 million in the second quarter of 2016; however, in the second quarter of 2016 we benefited from $38 million of litigation settlement awards related to our private-label mortgage-backed securities, compared to just $1 million during the second quarter of 2017.

•	Net interest income for the second quarter of 2017 was $117 million, up from $111 million for the second quarter of 2016 as we benefited from the rising interest rate environment.

•	Total investment securities decreased 11% to $18.8 billion at June 30, 2017, down from $21.0 billion at December 31, 2016, as our investment portfolio continued to pay down.

•	Advances outstanding increased $1.7 billion to $46.8 billion at June 30, 2017, up from $45.1 billion at December 31, 2016.

•	Total assets increased to $81.8 billion as of June 30, 2017, compared to $78.7 billion as of December 31, 2016.

•	We reached close to $3.2 billion in retained earnings at June 30, 2017.

•	We remained in compliance with all of our regulatory capital requirements as of June 30, 2017.

Summary and Outlook

On July 27, 2017, the Bank's Board of Directors increased the dividend declared per share on both sub-classes of capital stock. Based on the Bank’s preliminary financial results for the second quarter of 2017, the Board of Directors declared a dividend of 3.30% (annualized) for Class B1 activity capital stock (an increase of 15 basis points) and a dividend of 1.25% (annualized) for Class B2 membership capital stock (an increase of 20 basis points). The Class B2 capital stock dividend enhances the value of membership; the Class B1 capital stock dividend reduces the effective cost of borrowing from the Bank and rewards our members who support the entire cooperative through their advances.

Member demand at quarter-end for advances and letters of credit reached all-time highs. At June 30, 2017, advances were $46.8 billion, up 4% from December 31, 2016, and letters of credit were $13.2 billion, up 22% from December 31, 2016. As the MPF Program celebrates its 20th anniversary this summer, its volume continues to grow as more members enjoy the economic benefits of selling loans in the secondary market through their Federal Home Loan Bank.

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

The table on the following page presents the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

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

•	Total Interest: Total interest includes all components of net interest income, if applicable, as discussed above.

•	Yield/Rate: Effective yields/rates are based on average daily balances and include all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

•	Any changes due to the combined volume/rate variance have been allocated ratably to volume and rate.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

	June 30, 2017			June 30, 2016			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment securities	$18,216	$163	3.58%	$22,148	$178	3.21%	$(35)	$20	$(15)
Advances	46,225	130	1.12%	43,759	74	0.68%	8	48	56
MPF Loans held in portfolio	4,972	53	4.26%	4,666	55	4.71%	3	(5)	(2)
Federal funds sold and securities purchased under agreements to resell	10,496	25	0.95%	6,214	6	0.39%	10	9	19
Other interest bearing assets	1,073	2	0.75%	1,565	4	1.02%	(1)	(1)	(2)
Interest income on assets	80,982	373	1.84%	78,352	317	1.62%	13	43	56
Consolidated obligation discount notes	38,413	119	1.24%	46,242	95	0.82%	(25)	49	24
Consolidated obligation bonds	37,732	133	1.41%	26,216	98	1.50%	41	(6)	35
Subordinated notes	—	—	—%	758	10	5.28%	(10)	—	(10)
Other interest bearing liabilities	838	4	1.91%	842	3	1.43%	—	1	1
Interest expense on liabilities	76,983	256	1.33%	74,058	206	1.11%	9	41	50
Net yield on interest-earning assets	$80,982	$117	0.58%	$78,352	$111	0.57%	$4	$2	$6

For the six months ended
Investment securities	$18,989	$329	3.47%	$22,744	$371	3.26%	$(66)	$24	$(42)
Advances	45,712	229	1.00%	41,050	137	0.67%	24	68	92
MPF Loans held in portfolio	4,964	107	4.31%	4,697	112	4.77%	6	(11)	(5)
Federal funds sold and securities purchased under agreements to resell	9,573	40	0.84%	5,234	9	0.34%	18	13	31
Other interest bearing assets	1,217	5	0.82%	1,557	6	0.77%	(1)	—	(1)
Interest income on assets	80,455	710	1.76%	75,282	635	1.69%	49	26	75
Consolidated obligation discount notes	37,771	215	1.14%	44,763	177	0.79%	(40)	78	38
Consolidated obligation bonds	37,706	258	1.37%	24,527	200	1.63%	90	(32)	58
Subordinated notes	—	—	—%	851	24	5.64%	(24)	—	(24)
Other interest bearing liabilities	869	7	1.61%	815	3	0.74%	—	4	4
Interest expense on liabilities	76,346	480	1.26%	70,956	404	1.14%	33	43	76
Net yield on interest-earning assets	$80,455	$230	0.57%	$75,282	$231	0.61%	$14	$(15)	$(1)

The following is an analysis of the preceding table and unless otherwise indicated, comparisons apply to both the three and six month periods ending June 30, 2017 compared to June 30, 2016.

•
Interest income from investment securities declined during the first six months of 2017 as we recognized fewer investment prepayment fees, and experienced the continued reduction in average investment balances as securities matured or paid down. We expect the decline in average balances and related interest income to continue in the near term due to FHFA regulatory limits on the amount of investment securities that we may hold on our balance sheet as discussed in Investments starting on page 12 in our 2016 Form 10-K.

•
Interest income from advances increased primarily due to a rise in interest rates and, to a lesser extent, higher member demand for advances. Higher interest rates resulted primarily from rate hikes by the Federal Reserve Bank.

•
Interest income from MPF Loans held in portfolio declined slightly due to lower average interest rates as our more seasoned and higher interest rate MPF Loans mature and are replaced with lower interest rate MPF Loans.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

•
Interest income from Federal Funds sold and securities sold under agreements to repurchase increased primarily due to higher volume outstanding year over year. The increase in interest income also was due to rate hikes by the Federal Reserve Bank.

•
Interest expense on our consolidated obligation discount notes increased due to rising short term interest rates despite a significant decline in average balances outstanding as we shifted a portion of our funding to longer term bonds. Interest rates on our longer term bonds declined; a result of money market reforms which increased demand for FHLB debt in the market which improved our funding costs.

•	Our subordinated notes were paid off on June 13, 2016.

•
For details of the effect our fair value and cash flow hedge activities had on our net interest income see Trading Securities, Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on the following page.

Noninterest Income

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Derivatives and hedging activities	$3	$2	$6	$(14)
Instruments held under fair value option	4	1	2	6
Litigation settlement awards	1	38	1	38
MPF fees from other FHLBs	5	4	10	8
Other, net	3	5	7	9
Noninterest income	$16	$50	$26	$47

The following is an analysis of the above table and unless otherwise indicated, comparisons apply to both the three and six month periods ending June 30, 2017 compared to June 30, 2016.

Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

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

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended June 30, 2017
Recorded in net interest income	$(4)	$(25)	$(1)	$(43)	$8	$(65)
Recorded in derivatives & hedging activities	(5)	(3)	4	1	6	3
Recorded on instruments held under fair value option	3	—	(1)	—	2	4
Total net effect gain (loss) of hedging activities	$(6)	$(28)	$2	$(42)	$16	$(58)

Three months ended June 30, 2016
Recorded in net interest income	$(16)	$(28)	$(3)	$(51)	$16	$(82)
Recorded in derivatives & hedging activities	(6)	(3)	3	6	2	2
Recorded in trading securities - hedged only	—	(2)	—	—	—	(2)
Recorded on instruments held under fair value option	5	—	—	(2)	(2)	1
Total net effect gain (loss) of hedging activities	$(17)	$(33)	$—	$(47)	$16	$(81)

Six months ended June 30, 2017
Recorded in net interest income	$(13)	$(49)	$(3)	$(88)	$20	$(133)
Recorded in derivatives & hedging activities	(3)	(3)	3	2	7	6
Recorded in trading securities - hedged only	—	1	—	—	—	1
Recorded on instruments held under fair value option	3	—	(1)	—	—	2
Total net effect gain (loss) of hedging activities	$(13)	$(51)	$(1)	$(86)	$27	$(124)

Six months ended June 30, 2016
Recorded in net interest income	$(34)	$(62)	$(5)	$(98)	$37	$(162)
Recorded in derivatives & hedging activities	(20)	(6)	7	5	—	(14)
Recorded in trading securities - hedged only	—	(1)	—	—	—	(1)
Recorded in instruments held under fair value option	16	—	—	(5)	(5)	6
Total net effect gain (loss) of hedging activities	$(38)	$(69)	$2	$(98)	$32	$(171)

Litigation settlement awards

Litigation settlement awards have not been material during the first six months of 2017. During the second quarter of 2016 we received $38 million in settlement awards on our ongoing litigation related to our investment in private label mortgage backed securities as further discussed in Note 5 - Investment Securities - Ongoing Litigation to the financial statements on page F-30 in our 2016 Form 10-K.

MPF fees from other FHLBs

Other FHLBs pay us a membership fee to participate in the MPF Program and a fee for us to provide services related to their on balance sheet MPF Loans. These fees offset a portion of the expenses we incur to administer the program.

Other, net

Other, net consists primarily of fee income we earn from our off balance sheet MPF Loan products, and fees we earn on a variety of functions we perform for our members.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Compensation and benefits	$26	$22	$51	$45
Operating expenses	15	14	30	29
Other	3	10	5	12
Noninterest expense	$44	$46	$86	$86

The following is an analysis of the preceding table and unless otherwise indicated, comparisons apply to both the three and six month periods ending June 30, 2017 compared to June 30, 2016.

Compensation and benefits increased primarily due to increased employee count. We had 457 employees as of June 30, 2017, compared to 432 as of June 30, 2016.

Other decreased primarily due to the fact that during the second quarter of 2016 we paid $5 million in legal fees associated with our ongoing litigation related to our investment in private label mortgage backed securities as further discussed in Note 5 - Investment Securities - Ongoing Litigation to the financial statements on page F-30 in our 2016 Form 10-K. We incurred less than $1 million in such legal fees in 2017.

Assessments

We fund the Affordable Housing Program (AHP) program at a calculated rate of 10% of income before assessments, excluding interest expense on MRCS.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,		Balance remaining in AOCI as of
	2017	2016	2017	2016	June 30, 2017
Net unrealized gain (loss) available-for-sale securities	$(19)	$(60)	$19	$(100)	$478
Noncredit OTTI held-to-maturity securities	8	10	17	21	(160)
Net unrealized gain (loss) cash flow hedges	25	8	69	(45)	(243)
Postretirement plans	—	1	(2)	1	(8)
Other comprehensive income (loss)	$14	$(41)	$103	$(123)	$67

The following is an analysis of the above table and unless otherwise indicated, comparisons apply to both the three and six month periods ending June 30, 2017 compared to June 30, 2016.

Net unrealized gain (loss) on available-for-sale securities

Our available for sale (AFS) portfolio has experienced a net unrealized gain during 2017, which was primarily due to a decrease in longer term market interest rates. Our net unrealized gain position in AOCI is expected to reverse to zero as these AFS securities reach maturity. Our AFS portfolio had a net unrealized loss during 2016 due to an increase in longer term market interest rates.

Noncredit OTTI on held-to-maturity securities

The gain in noncredit OTTI held-to-maturity (HTM) securities is the amount accreted to their carrying amount during 2017. The remaining gain in AOCI for these noncredit OTTI HTM securities will be accreted to their carrying amount over their remaining life provided the gain is expected to be collected. To the extent the gain is not expected to be collected, we would immediately recognize that amount as additional OTTI in our statements of income.

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges so far during 2017 resulted from an increase in shorter term interest rates as a result of actions by the Federal Reserve Bank.

For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	June 30, 2017	December 31, 2016
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$10,851	$7,376
Investment securities	18,778	21,035
Advances	46,844	45,067
MPF Loans held in portfolio, net of allowance for credit losses	4,965	4,967
Other	341	247
Assets	81,779	78,692
Consolidated obligation discount notes	37,944	35,949
Consolidated obligation bonds	37,878	36,903
Other	1,211	1,145
Liabilities	77,033	73,997
Capital stock	1,526	1,711
Retained earnings	3,153	3,020
Accumulated other comprehensive income (loss)	67	(36)
Capital	4,746	4,695
Total liabilities and capital	$81,779	$78,692

The following is an analysis of the above table and comparisons apply to June 30, 2017 compared to December 31, 2016.

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

Investment Securities

We are currently unable to make additional investments in MBS/ABS under FHFA regulatory limits as discussed in Investments on page 12 in our 2016 Form 10-K.

Advances

Advances increased to the highest outstanding quarter-end balance in our history at June 30, 2017. See Note 6 - Advances to the financial statements.

While advance demand is strong, it is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels could decrease.

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

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending June 30, 2017, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 48 in our 2016 Form 10-K for a detailed description of our liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $2.9 billion of total assets. As of June 30, 2017, our overnight liquidity was $16.0 billion or 20% of total assets, giving us an excess overnight liquidity of $13.2 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2017, we had excess liquidity of $38.2 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $16.3 billion as of June 30, 2017.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain daily liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the contingency liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. In addition, we fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 21 in the Risk Factors section of our 2016 Form 10-K. On July 3, 2017, the FHFA proposed to rescind certain minimum regulatory liquidity requirements for the FHLBs as further discussed in Legislative and Regulatory Developments on page 55.

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

	MPF Loans Held in Portfolio	Investment Securities
As of June 30, 2017		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$886	$1,138	$1,765
After one year through five years	1,937	10,024	2,395
After five years through ten years	1,149	1,536	424
After ten years	927	672	167
Total	$4,899	$13,370	$4,751

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 24 of the Risk Factors section in our 2016 Form 10-K.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Funding

Conditions in Financial Markets

The Federal Open Market Committee (FOMC) delivered an interest rate increase raising the target range for the federal fund rate by 25 basis points in March, 2017.  In June, 2017, it raised the target range again by another 25 basis points from 1.00 to 1.25 percent while signaling to the market that the FOMC would begin to shrink its balance sheet by reducing purchases of U.S. Treasuries and agency mortgage-backed securities.
We maintained ready access to funding during the second quarter. However, the U.S. Treasury has projected that the statutory “debt ceiling” limit could be reached in September, 2017. In preparation for the possibility of disorderly markets caused by potential debt defaults of the U.S. Government, we are increasing our liquidity position in order to fund potential advance demand and repay maturing debt during any debt ceiling negotiations.
Cash flows from operating activities with significant changes

Six months ended June 30,	2017	2016	Change
Net cash provided by (used in) operating activities -
Net income	$152	$173	$(21)
Non cash (gain) loss on derivatives and hedging activities	165	(165)	330
Other	(92)	(16)	(76)
Net cash provided by (used in) operating activities	$225	$(8)	$233

Our operating assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for community investment activities.  Operating assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe cash flows from operations, available cash balances and our ability to generate cash through short- and long-term borrowings are sufficient to fund our operating liquidity needs. The change of $233 million in net cash provided by (used in) operating activities primarily resulted from the non-cash adjustment attributable to the unrealized net changes in the fair value of our derivative instruments.
Cash flows from investing activities with significant changes

Six months ended June 30,	2017	2016	Change
Net cash provided by (used in) investing activities -
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, interest bearing deposits, and trading securities)	$(2,855)	$(2,288)	$(567)
Securities held for investment (available-for-sale and held-to-maturity)	1,454	1,621	(167)
Advances	(1,758)	(9,458)	7,700
Other	12	181	(169)
Net cash provided by (used in) investing activities	$(3,147)	$(9,944)	$6,797

Our investing activities consist predominantly of liquid assets, securities held for investment, and advances. The $6.8 billion change in net cash provided by (used in) investing activities primarily resulted from the following:

•	Liquid assets reflect a desire for increased liquidity to meet the needs of our members.

•	Securities held for investment reflects the continued paydown in our investments portfolio.

•	Advances reflect the further increase in advances outstanding during 2017.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash flows from financing activities with significant changes

Six months ended June 30,	2017	2016	Change
Net cash provided by (used in) financing activities -
Consolidated obligation discount notes	$1,986	$4,298	$(2,312)
Consolidated obligation bonds	909	6,409	(5,500)
Capital stock	(179)	123	(302)
Payments for retirement of subordinated notes	—	(944)	944
Other	23	(58)	81
Net cash provided by (used in) financing activities	$2,739	$9,828	$(7,089)

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from the net increases in our consolidated obligation discount notes and consolidated obligations bonds were primarily utilized to fund the net increases in our investing activities as noted above. The $(7.1) billion change in net cash provided by (used in) financing activities primarily resulted from the following:

•	A decrease in the amount of our consolidated obligations used to fund the growth in our balance sheet.

•	A reduction in capital stock outstanding as we implemented automatic weekly repurchases of members' excess capital stock.

•	The payment for the retirement of our subordinated notes in 2016.

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

On July 3, 2017, the FHFA proposed to amend certain regulatory capital requirements for the FHLBs as further discussed in Legislative and Regulatory Developments on page 55.

Members that withdraw from membership must wait at least five years after their membership was terminated and all of their capital stock was redeemed or repurchased before being readmitted to membership in any FHLB.

Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the 4.5% requirement under our Capital Plan’s general provisions as further discussed in Capital Resources on page 54 of our 2016 Form 10-K. As of June 30, 2017, and December 31, 2016, RCAP advances outstanding total $22.9 billion to 161 members and $22.7 billion to 147 members, respectively.

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

	June 30, 2017	December 31, 2016	Change
Capital Stock	$1,526	$1,711	$(185)
MRCS	303	301	2
Regulatory capital stock	1,829	2,012	(183)
Retained earnings	3,153	3,020	133
Regulatory capital	$4,982	$5,032	$(50)

Capital stock	$1,526	$1,711	$(185)
Retained earnings	3,153	3,020	133
Accumulated other comprehensive income (loss)	67	(36)	103
GAAP capital	$4,746	$4,695	$51

(Dollars in tables in millions except per share amounts unless otherwise indicated)

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

On July 27, 2017, our Board of Directors increased the dividend declared per share on both sub-classes of capital stock. The Board declared a 3.30% dividend (annualized) for Class B1 activity stock (an increase of 15 basis points) and a 1.25% dividend (annualized) for Class B2 membership stock (an increase of 20 basis points) based on our preliminary financial results for the second quarter of 2017. This dividend, including dividends on mandatorily redeemable capital stock, totaled $11 million and will be paid on August 15, 2017.  The Class B2 capital stock dividend is intended to enhance the value of membership; the Class B1 capital stock dividend reduces the effective cost of borrowing from the Bank and rewards our members who support the entire cooperative through their advances.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $46.7 billion were advances (par value) and $13.2 billion were letters of credit at June 30, 2017, compared to $45.0 billion and $10.8 billion at December 31, 2016.

	June 30, 2017					December 31, 2016
Rating	Borrowing Members	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Borrowing Members	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	491	97%	$59,944	100%	$113,728	483	97%	$55,750	100%	$106,814
4	7	1%	52	—%	98	7	1%	47	—%	103
5	9	2%	94	—%	192	11	2%	140	—%	390
Total	507	100%	$60,090	100%	$114,018	501	100%	$55,937	100%	$107,307

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

	As of June 30, 2017
MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI's CE Amount [b]
100	$256	1.75%	4.59%	4.12%
125	1,086	0.29%	1.36%	1.67%
Plus	1,493	4.01%	5.55%	1.72%
35	21	—%	0.35%	3.43%
Original	1,032	1.03%	0.96%	8.69%

[a]	For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance-based CE Fees from PFIs.

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

As of June 30, 2017	AA	A	BBB	Unrated	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$750	$—	$—	$750
Fed Funds Sold	—	—	225	8	233
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	1,800	—	—	—	1,800
Canada	500	600	—	—	1,100
France	—	200	—	—	200
Japan	—	700	—	—	700
Netherlands	—	650	—	—	650
Norway	—	600	—	—	600
Sweden	1,900	500	—	—	2,400
Total unsecured credit exposure	$4,200	$4,000	$225	$8	$8,433

All $8.4 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of June 30, 2017
Non-member counterparties -
Overcollateralized liability positions -
Bilateral derivatives -
A rated	$(12)	$12		$—	$—	[a]
BBB	—	1		—	1
Cleared derivatives	(3)	—	[b]	76	73
Non-member counterparties	(15)	13		76	74
Member institutions	1	—		—	1
Total	$(14)	$13		$76	$75

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

FHLB Capital Requirements

On July 3, 2017, the FHFA published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) pertaining to the capital requirements for the FHLBs. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove requirements that the FHLBs calculate credit risk capital charges and unsecured credit limits based on ratings issued by a nationally recognized statistical rating organization, and instead require that the FHLBs establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The FHFA proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date. While a March 2009 regulatory directive pertaining to certain liquidity matters will continue to remain in place, the FHFA also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBs and address these liquidity requirements in a separate rulemaking.

We are continuing to evaluate the proposed rule but do not expect this rule, if adopted in final form, to materially affect our financial condition or results of operations. Comments on the proposed rule are due by September 1, 2017.

FHLB Membership for Non-Federally-Insured Credit Unions

On June 5, 2017, the FHFA issued a final rule effective July 5, 2017 governing FHLB membership that would implement statutory amendments to the Federal Home Loan Bank Act authorizing FHLBs to accept applications for membership from state-chartered credit unions without federal share insurance, provided that certain prerequisites have been met. The new rule generally treats these credit unions the same as other depository institutions with an additional requirement that they obtain: (1) an affirmative statement from their state regulator that they meet the requirements for federal insurance as of the date of their application for FHLB membership; (2) a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for federal insurance; or (3) if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

We do not expect this rule to materially affect our financial condition or results of operations.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Minority and Women Inclusion

On July 25, 2017, the FHFA published a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBs’ obligation to promote diversity and ensure inclusion. The final rule updates the existing FHFA regulations aimed at promoting diversity and the inclusion and use of minorities, women, and individuals with disabilities, and the businesses they own (MWDOB) in all FHLB business and activities, including management, employment, and contracting. The final rule will:

•
require the FHLBs to develop stand-alone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBs to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•
require the FHLBs to amend their policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

•	require the FHLBs to develop policies that address reasonable accommodations for employees to observe their religious beliefs;

•
require the FHLBs to provide information in their annual reports to the FHFA about their efforts to advance diversity and inclusion through financial transactions, identification of ways in which FHLBs might be able to improve business with the FHLB by enhancing customer access by MWDOB businesses, including through the FHLB's affordable housing and community investment programs and strategies for promoting the diversity of supervisors and managers; and

•	require the FHLBs to classify and provide additional data in their annual reports about the number of, and amounts paid under, their contracts.

We do not expect this final rule to materially affect our financial condition or results of operations, but anticipate that it may result in increased compliance costs and substantially increase the amount of tracking, monitoring, and reporting that would be required of the Bank.

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

	June 30, 2017		December 31, 2016
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$179	$(370)	$192	$(370)
-100 bp	66	(155)	101	(155)
-50 bp	29	(60)	38	(60)
-25 bp	13	(30)	17	(30)
+25 bp	(14)	(30)	(17)	(30)
+50 bp	(30)	(60)	(36)	(60)
+100 bp	(68)	(155)	(76)	(155)
+200 bp	(157)	(370)	(167)	(370)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of June 30, 2017	$(1)	$(1)	$(3)	(13)	$1
As of December 31, 2016	(1)	(1)	(2)	(14)	1

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

(Dollars in tables in millions except per share amounts unless otherwise indicated)

As of June 30, 2017, our sensitivity to changes in implied volatility was $(1) million. At December 31, 2016, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	June 30, 2017			December 31, 2016
Scenario as of	Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
Duration of equity	2.4	1.0	1.7	2.3	1.3	1.8

As of June 30, 2017, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $379 million, and our market value of equity to book value of equity ratio was 108%, compared to $388 million and 108% at December 31, 2016. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		Name:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	August 7, 2017	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 7, 2017	(Principal Financial Officer and Principal Accounting Officer)

S-1