Form 10-Q
period 2017-09-30
Federal Home Loan Bank of Chicago
filed 2017-11-06
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR
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

As of September 30, 2017, including mandatorily redeemable capital stock, registrant had 18,648,304 total outstanding shares of Class B Capital Stock.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

										September 30, 2017	December 31, 2016
Assets
Cash and due from banks										$32	$351
Interest bearing deposits										750	650
Federal Funds sold										9,849	4,075
Securities purchased under agreements to resell										3,750	2,300
Investment securities -
Trading,	71	and	97	pledged						236	1,045
Available-for-sale										13,532	14,918
Held-to-maturity,			4,184	and	5,516		fair value			3,768	5,072
Investment securities										17,536	21,035
Advances,		785	and	672	carried at fair value					50,153	45,067
MPF Loans held in portfolio, net of,						(2)	and	(3)	allowance for credit losses	5,024	4,967
Derivative assets										3	6
Other assets,			171	and	44		carried at fair value			391	241
Assets										$87,488	$78,692

Liabilities
Deposits -
Noninterest bearing										$52	$53
Interest bearing,			15	and	16	from other FHLBs				548	443
Deposits										600	496
Consolidated obligations, net -
Discount notes,		872		and	6,368		carried at fair value			45,460	35,949
Bonds,	5,206		and	5,443	carried at fair value					35,890	36,903
Consolidated obligations, net										81,350	72,852
Derivative liabilities										28	43
Affordable Housing Program assessment payable										87	86
Mandatorily redeemable capital stock										308	301
Other liabilities										243	219
Liabilities										82,616	73,997
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,				14	and	12	million shares issued and outstanding			1,351	1,160
Class B2 membership stock,					2	and	6	million shares issued and outstanding		206	551
Capital stock - putable,				$100		and	$100	par value		1,557	1,711
Retained earnings - unrestricted										2,784	2,631
Retained earnings - restricted										435	389
Retained earnings										3,219	3,020
Accumulated other comprehensive income (loss) (AOCI)										96	(36)
Capital										4,872	4,695
Liabilities and capital										$87,488	$78,692

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income	$411	$309	$1,121	$944
Interest expense	288	196	768	600
Net interest income	123	113	353	344
Provision for (reversal of) credit losses	(1)	—	—	—
Net interest income after provision for (reversal of) credit losses	124	113	353	344

Noninterest income -
Derivatives and hedging activities	—	7	6	(7)
Instruments held under fair value option	(5)	—	(3)	6
Litigation settlement awards	—	—	1	38
MPF fees from other FHLBs	5	4	15	12
Other, net	5	3	12	12
Noninterest income	5	14	31	61

Noninterest expense -
Compensation and benefits	26	26	77	71
Operating expenses	15	15	45	44
Other	2	1	7	13
Noninterest expense	43	42	129	128

Income before assessments	86	85	255	277

Affordable Housing Program	9	9	26	28

Net income	$77	$76	$229	$249

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$77	$76	$229	$249

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale securities	(24)	(13)	(5)	(113)
Noncredit OTTI held-to-maturity securities	8	9	25	30
Net unrealized gain (loss) cash flow hedges	42	83	111	38
Postretirement plans	3	—	1	1
Other comprehensive income (loss)	29	79	132	(44)

Comprehensive income	$106	$155	$361	$205

The accompanying notes are an integral part of these financial statements (unaudited).

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Capital Stock		Retained Earnings				Total
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI
December 31, 2016	12	$1,160	6	$551	18	$1,711	$2,631	$389	$3,020	$(36)	$4,695
Comprehensive income							183	46	229	132	361
Proceeds from issuance of capital stock	21	2,162	—	10	21	2,172					2,172
Repurchases of capital stock	—	(35)	(23)	(2,285)	(23)	(2,320)					(2,320)
Capital stock reclassified to mandatorily redeemable capital stock (liabilities)	—	(3)	—	(3)	—	(6)					(6)
Transfers between classes of capital stock	(19)	(1,933)	19	1,933
Cash dividends - class B1							(28)		(28)		(28)
Class B1 annualized rate											3.15%
Cash dividends - class B2							(2)		(2)		(2)
Class B2 annualized rate											1.05%
Total change in period	2	191	(4)	(345)	(2)	(154)	153	46	199	132	177
September 30, 2017	14	$1,351	2	$206	16	$1,557	$2,784	$435	$3,219	$96	$4,872

December 31, 2015	13	$1,313	6	$637	19	$1,950	$2,407	$323	$2,730	$(28)	$4,652
Comprehensive income							198	51	249	(44)	205
Proceeds from issuance of capital stock	10	952	—	12	10	964					964
Repurchases of capital stock	(6)	(586)	(3)	(392)	(9)	(978)					(978)
Capital stock reclassified to mandatorily redeemable capital stock (liabilities)	(3)	(295)	—	(5)	(3)	(300)					(300)
Transfers between classes of capital stock	(3)	(321)	3	321
Cash dividends - class B1							(25)		(25)		(25)
Class B1 annualized rate											2.73%
Cash dividends - class B2							(3)		(3)		(3)
Class B2 annualized rate											0.60%
Total change in period	(2)	(250)	—	(64)	(2)	(314)	170	51	221	(44)	(137)
September 30, 2016	11	$1,063	6	$573	17	$1,636	$2,577	$374	$2,951	$(72)	$4,515

The accompanying notes are an integral part of these financial statements (unaudited).

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Nine months ended September 30,	2017		2016
Operating	Net cash provided by (used in) operating activities	$337		$184
Investing	Net change interest bearing deposits	(100)		—
	Net change Federal Funds sold	(5,774)		(2,105)
	Net change securities purchased under agreements to resell	(1,450)		375
	Trading securities -
	Sales	801		2,158
	Proceeds from maturities and paydowns	205		108
	Purchases	(200)		(2,156)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	1,307		1,777
	Purchases	(5)		(2)
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	570	[a]	543	[a]
	Proceeds from maturities and paydowns	816		740
	Purchases	(27)		(30)
	Advances -
	Principal collected	543,511		548,381
	Issued	(548,590)		(554,570)
	MPF Loans held in portfolio -
	Principal collected	761		867
	Purchases	(821)		(759)
	Other investing activities	20		27
	Net cash provided by (used in) investing activities	(8,976)		(4,646)
Financing	Net change deposits	104		(26)
	Discount notes -
	Net proceeds from issuance	1,080,879		438,057
	Payments for maturing and retiring	(1,071,386)		(440,500)
	Consolidated obligation bonds -
	Net proceeds from issuance	13,947		24,439
	Payments for maturing and retiring	(15,024)		(16,943)
	Payments for retirement of subordinated notes	—		(944)
	Capital stock -
	Proceeds from issuance	2,172		964
	Repurchases	(2,320)		(978)
	Cash dividends paid	(30)		(28)
	Other financing activities	(22)		(47)
	Net cash provided by (used in) financing activities	8,320		3,994
	Net increase (decrease) in cash and due from banks	(319)		(468)
	Cash and due from banks at beginning of period	351		499
	Cash and due from banks at end of period	$32		$31

[a]
Short-term assets and liabilities may be presented on a net basis provided that the original maturity of the asset or liability is three months or less from the date of origination or the date of purchase.

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

See the Glossary of Terms starting on page 63 for the definitions of certain terms used herein.

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

Basis of Presentation

The basis of presentation pertaining to the consolidation of our variable interest entities has not significantly changed since we filed our 2016 Form 10-K.  The basis of presentation pertaining to our gross versus net presentation of financial instruments also has not significantly changed since we filed our 2016 Form 10-K with one exception. Specifically, there was a change in our basis of presentation for our cleared derivative transactions with clearinghouses classified as a Derivatives Clearing Organization (DCO) through a Futures Commission Merchant (FCM), a clearing member of the DCO. Prior to 2017, our accounting presented derivative assets and liabilities of our cleared derivative transactions on a net basis, inclusive of initial and variation margin, and accrued interest receivable/payable and cash collateral. Due to rule changes adopted by our DCOs that characterize the treatment of variation margin payments as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure, we now account for our variation margin payments as settlements to our derivative assets and derivative liabilities. The amendments to the DCOs’ rules have no effect on how we present initial margin, which we include in the carrying amount of our derivative assets or derivative liabilities.

Refer to Note 1- Background and Basis of Presentation to the financial statements in our 2016 Form 10-K with respect to our basis of presentation for consolidation of variable interest entities and our gross versus net presentation of financial instruments for further details.

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

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Targeted Improvements to Accounting for Hedging Activities

In August of 2017, the FASB amended existing derivatives and hedging guidance. The amended guidance may be adopted immediately in any interim period or January 1, 2019 as required. We are in the process of assessing the anticipated effect of the new guidance on the Bank. Outlined below are the significant changes to existing guidance that are relevant to the Bank.

•	Enables the Bank to enter into cash flow hedges of a variable-rate instrument indexed to a non-benchmark rate.

•
Enables the Bank to measure the change in fair value of the hedged item in a fair value hedge on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedge inception, rather than on the full contractual coupon cash flows as required under existing GAAP.

•
Requires both the effective and ineffective portion of a hedging relationship to be presented in either interest income or interest expense, whichever is appropriate. This means that the ineffective portion of a hedging relationships will no longer be presented in derivatives and hedging activities.

•
Requires the entire rather than the effective portion of the change in fair value of the hedging instrument in a cash flow hedge to be recorded in Accumulated Other Comprehensive Income (AOCI). Upon recognition, the amounts in AOCI are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item.

•	Enables hedge effectiveness to be qualitatively assessed subsequent to hedge inception in cases where initial quantitative testing is required.

•
Permits the application of the long-haul method of assessing hedge effectiveness in cases where the shortcut method was initially applied but was not or no longer is appropriate, provided that the Bank documented at hedge inception which long-haul methodology it will use.

•
Requires recognizing a cumulative-effect adjustment at the date of adoption for cash flow hedges related to eliminating the separate measurement of ineffectiveness. Specifically, a cumulative-effect adjustment would be made with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts these amendments. The amended presentation and disclosure guidance is required only prospectively.

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

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. Subsequently the FASB issued several other related pronouncements that provide additional revenue recognition guidance and clarifications to the original guidance issued in 2014. The new guidance becomes effective January 1, 2018. We do not expect the new revenue recognition guidance will have any effect on our financial condition, results of operations, or cash flows at the time of adoption. This is because the majority of our financial instruments and other contractual rights that generate revenue are covered by other GAAP, and therefore, are scoped out of this new guidance. Further, we believe that our current method of recognition of our service fee revenue, which is insignificant, is already consistent with this new guidance. In the event of an adjustment, if any, we would apply the modified retrospective method.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income -

Trading	$1	$2	$3	$7
Available-for-sale interest income	106	109	321	334
Available-for-sale prepayment fees	9	7	20	33
Available-for-sale	115	116	341	367
Held-to-maturity	47	56	148	171
Investment securities	163	174	492	545

Advances	157	74	386	211
MPF Loans held in portfolio	53	53	160	165
Federal funds sold and securities purchased under agreements to resell	34	7	74	16
Other	4	1	9	7

Interest income	411	309	1,121	944

Interest expense -

Consolidated obligations -
Discount notes	148	95	363	272
Bonds	136	99	394	299

Subordinated notes	—	—	—	24
Other	4	2	11	5

Interest expense	288	196	768	600

Net interest income	123	113	353	344
Provision for (reversal of) credit losses	(1)	—	—	—
Net interest income after provision for (reversal of) credit losses	$124	$113	$353	$344

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

•	Federal Family Education Loan Program - asset backed securities (FFELP ABS).

•	GSE residential mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government guaranteed MBS.

•	Private label residential MBS.

•	State or local housing agency obligations.

Pledged Collateral

We disclose the amount of investment securities pledged as collateral pertaining to our derivatives activity on our statements of condition. Also see Note 9 - Derivatives and Hedging Activities for further details.

Trading Securities

The following table presents the fair value of our trading securities. Our unrealized gains or losses on trading securities still held on our statement of condition as of the end of the reporting period were not material.

As of	September 30, 2017	December 31, 2016
U.S. Government & other government related	$201	$1,005
Residential MBS:
GSE	34	39
Government guaranteed	1	1
Trading securities	$236	$1,045

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of September 30, 2017
U.S. Government & other government related	$266	$13	$—	$279
State or local housing agency	20	—	—	20
FFELP ABS	4,087	235	(7)	4,315
Residential MBS:
GSE	7,615	178	(3)	7,790
Government guaranteed	1,048	28	—	1,076
Private label	42	10	—	52
Available-for-sale securities	$13,078	$464	$(10)	$13,532

As of December 31, 2016
U.S. Government & other government related	$322	$15	$(1)	$336
State or local housing agency	19	—	—	19
FFELP ABS	4,431	165	(24)	4,572
Residential MBS:
GSE	8,291	266	(2)	8,555
Government guaranteed	1,346	34	—	1,380
Private label	50	6	—	56
Available-for-sale securities	$14,459	$486	$(27)	$14,918

We had no sales of AFS securities for the periods presented.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of September 30, 2017
U.S. Government & other government related	$976	$—	$976	$33	$(1)	$1,008
State or local housing agency	10	—	10	—	—	10
Residential MBS:
GSE	1,590	—	1,590	79	—	1,669
Government guaranteed	633	—	633	8	—	641
Private label	711	(152)	559	297	—	856
Held-to-maturity securities	$3,920	$(152)	$3,768	$417	$(1)	$4,184

As of December 31, 2016
U.S. Government & other government related	$1,733	$—	$1,733	$42	$(1)	$1,774
State or local housing agency	13	—	13	—	—	13
Residential MBS:
GSE	1,856	—	1,856	100	—	1,956
Government guaranteed	791	—	791	10	—	801
Private label	856	(177)	679	294	(1)	972
Held-to-maturity securities	$5,249	$(177)	$5,072	$446	$(2)	$5,516

We had no sales of HTM securities for the periods presented.

Contractual Maturity Terms

The maturity of our non-MBS AFS and HTM investments is detailed in the following table.

	Available-for-Sale		Held-to-Maturity
As of September 30, 2017	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$2	$2	$87	$87
Due after one year through five years	30	31	178	183
Due after five years through ten years	39	41	117	117
Due after ten years	215	225	604	631
ABS and MBS without a single maturity date	12,792	13,233	2,782	3,166
Total securities	$13,078	$13,532	$3,768	$4,184

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following table presents unrealized temporary losses on our AFS and HTM portfolio for periods less than 12 months and for 12 months or more. We recognized no OTTI charges on these unrealized loss positions. Refer to the Other-Than-Temporary Impairment Analysis section below for further discussion. In the tables below, in cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-Sale Securities
As of September 30, 2017
State or local housing agency	$5	$—	$—	$—	$5	$—
FFELP ABS	—	—	661	(7)	661	(7)
Residential MBS:
GSE	89	—	809	(3)	898	(3)
Government guaranteed	1	—	—	—	1	—
Private label	—	—	7	—	7	—
Available-for-sale securities	$95	$—	$1,477	$(10)	$1,572	$(10)
As of December 31, 2016
U.S. Government & other government related	$—	$—	$47	$(1)	$47	$(1)
State or local housing agency	7	—	—	—	7	—
FFELP ABS	—	—	753	(24)	753	(24)
Residential MBS:
GSE	—	—	991	(2)	991	(2)
Government guaranteed	—	—	23	—	23	—
Private label	—	—	8	—	8	—
Available-for-sale securities	$7	$—	$1,822	$(27)	$1,829	$(27)

Held-to-Maturity Securities
As of September 30, 2017
U.S. Government & other government related	$7	$—	$16	$(1)	$23	$(1)
Residential MBS:
GSE	—	—	2	—	2	—
Private label	—	—	824	(152)	824	(152)
Held-to-maturity securities	$7	$—	$842	$(153)	$849	$(153)
As of December 31, 2016
U.S. Government & other government related	$26	$—	$17	$(1)	$43	$(1)
State or local housing agency	—	—	1	—	1	—
Residential MBS:
GSE	—	—	4	—	4	—
Government guaranteed	117	—	—	—	117	—
Private label	—	—	934	(178)	934	(178)
Held-to-maturity securities	$143	$—	$956	$(179)	$1,099	$(179)

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

As of September 30, 2017, we had a base case short-term housing price forecast for all markets with projected changes ranging from -6.0% to +13.0% over the twelve month period beginning July 1, 2017. For the vast majority of markets, the short-term forecast has changes ranging from +1.0% to +6.0%.

The following table presents the changes in the cumulative amount of previously recorded OTTI credit losses on investment securities recognized into earnings for the reporting periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning Balance	$499	$542	$520	$568
Reductions:
Increases in expected future cash flows recorded as accretion into interest income	(10)	(11)	(31)	(37)
Ending Balance	$489	$531	$489	$531

Ongoing Litigation

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased in an aggregate original principal amount of $4.29 billion. As of September 30, 2017, the remaining litigation covers three private label MBS bonds in the aggregate original principal amount of $65 million.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality.

The following table presents our advances by terms of contractual maturity. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay advances with or without penalties.

As of September 30, 2017	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$24,820	1.18%
One to two years	3,969	1.29%
Two to three years	1,646	1.71%
Three to four years	1,905	1.60%
Four to five years	1,716	1.80%
More than five years	15,988	1.42%	[a]
Par value	$50,044	1.32%

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

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	September 30, 2017	December 31, 2016
Par value	$50,044	$44,965
Fair value hedging adjustments	105	98
Other adjustments	4	4
Advances	$50,153	$45,067

The following advance borrowers exceeded 10% of our advances outstanding:

As of September 30, 2017	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	22.0%
BMO Harris Bank, National Association	7,375		14.7%
The Northern Trust Company	6,000		12.0%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 7 – MPF Loans Held in Portfolio

We acquire MPF Loans from PFIs to hold in our portfolio and historically purchased participations in pools of eligible mortgage loans from other FHLBs (MPF Banks). MPF Loans that are held in portfolio are fixed-rate conventional and Government Loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in pools of similar eligible mortgage loans from other MPF Banks.

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	September 30, 2017	December 31, 2016
Medium term (15 years or less)	$292	$417
Long term (greater than 15 years)	4,662	4,489
Unpaid principal balance	4,954	4,906
Net premiums, credit enhancement and deferred loan fees	49	38
Fair value hedging adjustments	23	26
MPF Loans held in portfolio, before allowance for credit losses	5,026	4,970
Allowance for credit losses on MPF Loans	(2)	(3)
MPF Loans held in portfolio, net	$5,024	$4,967

Conventional mortgage loans	$3,946	$3,818
Government Loans	1,008	1,088
Unpaid principal balance	$4,954	$4,906

The above table excludes MPF Loans acquired under the MPF Xtra, MPF Direct, and MPF Government MBS products. We concurrently sell MPF Xtra and MPF Direct loans to third party investors. MPF Government MBS loans are held for a short time period, during which they are reflected as Other Assets held at fair value in our Statements of Condition, until such loans are securitized.

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

As of	September 30, 2017	December 31, 2016
Recorded investment in conventional MPF Loans -
Individually evaluated for impairment	$53	$74
Collectively evaluated for impairment	3,971	3,812
Recorded investment	$4,024	$3,886

Allowance for credit losses on conventional MPF Loans -
Homogeneous pools of loans collectively evaluated for impairment	$2	$3

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

	September 30, 2017			December 31, 2016
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$71	$49	$120	$83	$57	$140
Past due 60-89 days	19	14	33	26	17	43
Past due 90 days or more	50	21	71	69	23	92
Past due	140	84	224	178	97	275
Current	3,884	944	4,828	3,708	1,013	4,721
Recorded investment	$4,024	$1,028	$5,052	$3,886	$1,110	$4,996
In process of foreclosure	$25	$7	$32	$35	$7	$42
Serious delinquency rate	1.27%	2.00%	1.41%	1.82%	2.07%	1.88%
Past due 90 days or more and still accruing interest	$6	$20	$26	$8	$23	$31
On nonaccrual status	$53	$—	$53	$74	$—	$74

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

As of	September 30, 2017	December 31, 2016
Recorded investment without an allowance for credit losses	$53	$74
Unpaid principal balance without an allowance for credit losses	57	80

We do not recognize interest income on impaired loans.

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We only held overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of September 30, 2017, and December 31, 2016. We did not have any longer term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight securities purchased under agreements to resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

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

For most of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC, as discussed in the Legislative and Regulatory Developments in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2015. Certain of our bilateral derivative agreements may contain provisions that require us to post net additional collateral with our counterparties for transactions executed prior to March 1, 2017, if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would not have been material at September 30, 2017.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $71 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at September 30, 2017. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at September 30, 2017.

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

	September 30, 2017					December 31, 2016
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$26,057	$39		$664		$25,999	$40		$898
Derivatives not in hedge accounting relationships-
Interest rate contracts	22,276	327		194		29,313	432		260
Other	1,113	1		2		892	2		3
Derivatives not in hedge accounting relationships	23,389	328		196		30,205	434		263
Variation margin daily settlements on cleared derivatives		(10)		(200)
Gross derivative amount before netting adjustments and cash collateral	$49,446	357		660		$56,204	474		1,161
Netting adjustments and cash collateral		(354)	[a]	(632)	[a]		(468)	[a]	(1,118)	[a]
Derivatives on statements of condition		$3		$28			$6		$43

[a]	Cash collateral posted was $313 million and $689 million at September 30, 2017, and December 31, 2016, and cash collateral received was $35 million and $40 million.

The following table presents the noninterest income on derivatives and hedging activities as presented in the statements of income. The amounts attributable to fair value and cash flow hedges represent hedge ineffectiveness.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2017	2016	2017	2016
Fair value hedges - interest rate contracts	$(3)	$5	$(3)	$(7)
Cash flow hedges - interest rate contracts	1	—	2	4
Economic hedges -
Interest rate contracts	2	(1)	3	(5)
Other	—	3	3	1
Economic hedges	2	2	6	(4)
Variation margin on daily settled cleared derivatives	—	—	1	—
Noninterest income on derivatives and hedging activities	$—	$7	$6	$(7)

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

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of September 30, 2017
Derivatives with legal right of offset -
Gross recognized amount	$272	$84	$356	$568	$90	$658
Netting adjustments and cash collateral	(270)	(84)	(354)	(548)	(84)	(632)
Derivatives with legal right of offset - net	2	—	2	20	6	26
Derivatives without legal right of offset	1	—	1	2	—	2
Derivatives on statements of condition	3	—	3	22	6	28
Less:
Noncash collateral received and cannot be sold or repledged	—		—	—	6	6
Noncash collateral pledged and cannot be sold or repledged		(1)	(1)
Net amount	$3	$1	$4	$22	$—	$22

As of December 31, 2016
Derivatives with legal right of offset -
Gross recognized amount	$339	$133	$472	$820	$339	$1,159
Netting adjustments and cash collateral	(335)	(133)	(468)	(788)	(330)	(1,118)
Derivatives with legal right of offset - net	4	—	4	32	9	41
Derivatives without legal right of offset	2	—	2	2	—	2
Derivatives on statements of condition	6	—	6	34	9	43
Less:
Noncash collateral received and cannot be sold or repledged	—		—	—	9	9
Cash collateral for initial margin		(1)	(1)
Noncash collateral pledged and cannot be sold or repledged		(2)	(2)
Net amount	$6	$3	$9	$34	$—	$34

At September 30, 2017, we had $64 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative liability position. We had $86 million of comparable exposure at December 31, 2016.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no gain (loss) for hedges that no longer qualified as a fair value hedge. Additionally, the table indicates where fair value hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed fair value hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	On Derivative	On Hedged Item	Total Ineffectiveness-Noninterest Income-Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
Three months ended September 30, 2017
Available-for-sale securities	$23	$(26)	$(3)	$(21)
Advances	9	(9)	—	(8)
MPF Loans held for portfolio	—	—	—	(2)
Consolidated obligation bonds	(4)	4	—	7
Total	$28	$(31)	$(3)	$(24)
Three months ended September 30, 2016
Available-for-sale securities	$51	$(50)	$1	$(31)
Advances	35	(34)	1	(17)
MPF Loans held for portfolio	—	—	—	(2)
Consolidated obligation bonds	(34)	37	3	12
Total	$52	$(47)	$5	$(38)
Nine months ended September 30, 2017
Available-for-sale securities	$58	$(64)	$(6)	$(70)
Advances	(6)	9	3	(27)
MPF Loans held for portfolio	—	—	—	(5)
Consolidated obligation bonds	55	(55)	—	29
Total	$107	$(110)	$(3)	$(73)
Nine months ended September 30, 2016
Available-for-sale securities	$(4)	$—	$(4)	$(93)
Advances	(143)	143	—	(57)
MPF Loans held for portfolio	—	—	—	(7)
Consolidated obligation bonds	42	(45)	(3)	51
Total	$(105)	$98	$(7)	$(106)

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $(2) million as of September 30, 2017. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is 3 years.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed cash flow hedging adjustments, which are reclassified from AOCI into the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	Ineffective Portion-Noninterest Income-Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
Three months ended September 30, 2017
Advances	$—	$—	$1
Discount notes	1	44	(40)
Total	$1	$44	$(39)

Three months ended September 30, 2016
Advances	$—	$—	$1
Discount notes	—	84	(49)
Total	$—	$84	$(48)

Nine months ended September 30, 2017
Advances	$—	$—	$7
Discount notes	2	117	(128)
Bonds	—	—	(2)
Total	$2	$117	$(123)

Nine months ended September 30, 2016
Advances	$—	$—	$7
Discount notes	4	46	(147)
Bonds	—	—	(2)
Total	$4	$46	$(142)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2017	December 31, 2016
Carrying Amount	$45,460	$35,949
Weighted Average Interest Rate	0.94%	0.46%

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of September 30, 2017	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$15,886	1.19%	$26,692
One to two years	7,581	1.23%	6,420
Two to three years	2,543	1.27%	1,642
Three to four years	2,995	1.97%	450
Four to five years	3,178	2.04%	286
Thereafter	3,876	2.96%	569
Total par value	$36,059	1.53%	$36,059

The following table presents consolidated obligation bonds outstanding by call feature:

As of	September 30, 2017	December 31, 2016
Noncallable	$22,327	$22,356
Callable	13,732	14,778
Par value	36,059	37,134
Fair value hedging adjustments	(165)	(229)
Other adjustments	(4)	(2)
Consolidated obligation bonds	$35,890	$36,903

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of September 30, 2017, and December 31, 2016. See Note 17 - Commitments and Contingencies to the financial statements in our 2016 Form 10-K for further details.

	September 30, 2017			December 31, 2016
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$620,807	$407,903	$1,028,710	$579,189	$410,122	$989,311
FHLB Chicago as primary obligor	36,059	45,499	81,558	37,134	35,969	73,103
As a percent of the FHLB System	6%	11%	8%	6%	9%	7%

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

	September 30, 2017		December 31, 2016
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,055	$5,084	$1,088	$5,032
Total regulatory capital	$3,500	$5,084	$3,148	$5,032
Total regulatory capital ratio	4.00%	5.81%	4.00%	6.40%
Leverage capital	$4,374	$7,626	$3,935	$7,549
Leverage capital ratio	5.00%	8.72%	5.00%	9.59%

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members exceeded 10% of our regulatory capital stock outstanding (which includes MRCS):

As of September 30, 2017	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Harris Bank, National Association	$307		16.5%	$—
One Mortgage Partners Corp.	245	[a]	13.1%	245
The Northern Trust Company	195		10.5%	—

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

As of September 30, 2017, our regulatory capital stock outstanding was $1.9 billion, a net decrease of $147 million from December 31, 2016, due in part to the automatic weekly repurchases.

Dividends

On October 24, 2017, our Board of Directors declared a 3.30% dividend (annualized) for Class B1 activity stock and a 1.25% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2017. This dividend, including dividends on mandatorily redeemable capital stock, totaled $11 million and is scheduled for payment on November 15, 2017.

Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	AOCI
Three months ended September 30, 2017
Beginning balance	$478	$(160)	$(243)	$(8)	$67
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(24)	8	44	3	31
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)		(1)
Non-interest gain (loss)	—	—	(1)		(1)
Ending balance	$454	$(152)	$(201)	$(5)	$96

Three months ended September 30, 2016
Beginning balance	$558	$(196)	$(508)	$(5)	$(151)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(13)	9	84	—	80
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)		(1)
Ending balance	$545	$(187)	$(425)	$(5)	$(72)

Nine months ended September 30, 2017
Beginning balance	$459	$(177)	$(312)	$(6)	$(36)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(5)	25	117	1	138
Amounts reclassified in period to statements of income:
Net interest income	—	—	(4)		(4)
Non-interest gain (loss)	—	—	(2)		(2)
Ending balance	$454	$(152)	$(201)	$(5)	$96

Nine months ended September 30, 2016
Beginning balance	$658	$(217)	$(463)	$(6)	$(28)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(113)	30	46	1	(36)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(4)		(4)
Non-interest gain (loss)	—	—	(4)		(4)
Ending balance	$545	$(187)	$(425)	$(5)	$(72)

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

			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Financial Assets -
Cash and due from banks	$32	$32	$32	$—	$—
Interest bearing deposits	750	750	750	—	—
Federal Funds sold	9,849	9,849	—	9,849	—
Securities purchased under agreements to resell	3,750	3,750	—	3,750	—
Held-to-maturity securities	3,768	4,184	—	3,328	856
Advances	50,153	50,181	—	50,181	—
MPF Loans held in portfolio, net	5,024	5,191	—	5,171	20
Financial Liabilities -
Deposits	(600)	(600)	—	(600)	—
Consolidated obligation discount notes	(45,460)	(45,459)	—	(45,459)	—
Consolidated obligation bonds	(35,890)	(36,110)	—	(36,110)	—
Mandatorily redeemable capital stock	(308)	(308)	(308)	—	—

December 31, 2016
Financial Assets -
Cash and due from banks	$351	$351	$351	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold	4,075	4,075	—	4,075	—
Securities purchased under agreements to resell	2,300	2,300	—	2,300	—
Held-to-maturity securities	5,072	5,516	—	4,544	972
Advances	45,067	45,065	—	45,065	—
MPF Loans held in portfolio, net	4,967	5,162	—	5,136	26
Financial Liabilities -
Deposits	(496)	(496)	—	(496)	—
Consolidated obligation discount notes	(35,949)	(35,949)	—	(35,949)	—
Consolidated obligation bonds	(36,903)	(37,149)	—	(37,149)	—
Mandatorily redeemable capital stock	(301)	(301)	(301)	—	—

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

	Level 2	Level 3	Netting and Cash Collateral	Fair Value
September 30, 2017
U.S. Government & other government related non-MBS	$201	$—		$201
GSE residential MBS	34	—		34
U.S. Governmental-guaranteed residential MBS	1	—		1
Trading securities	236	—		236
U.S. Government & other government related non-MBS	279	—		279
State or local housing agency non-MBS	20	—		20
FFELP ABS	4,315	—		4,315
GSE residential MBS	7,790	—		7,790
U.S. Government guaranteed residential MBS	1,076	—		1,076
Private label residential MBS	—	52		52
Available-for-sale securities	13,480	52		13,532
Advances held at fair value	785	—		785
Derivative assets	357	—	$(354)	3
Other assets held at fair value	171	—		171
Financial assets at fair value	$15,029	$52	$(354)	$14,727
Consolidated obligation discount notes held at fair value	$(872)	$—		$(872)
Consolidated obligation bonds held at fair value	(5,206)	—		(5,206)
Derivative liabilities	(660)	—	$632	(28)
Financial liabilities at fair value	$(6,738)	$—	$632	$(6,106)

December 31, 2016
U.S. Government & other government related non-MBS	$1,005	$—		$1,005
GSE residential MBS	39	—		39
U.S. Governmental-guaranteed residential MBS	1	—		1
Trading securities	1,045	—		1,045
U.S. Government & other government related non-MBS	336	—		336
State or local housing agency non-MBS	19	—		19
FFELP ABS	4,572	—		4,572
GSE residential MBS	8,555	—		8,555
U.S. Government guaranteed residential MBS	1,380	—		1,380
Private label residential MBS	—	56		56
Available-for-sale securities	14,862	56		14,918
Advances held at fair value	672	—		672
Derivative assets	474	—	$(468)	6
Other assets held at fair value	44	—		44
Financial assets at fair value	$17,097	$56	$(468)	$16,685
Consolidated obligation discount notes held at fair value	$(6,368)	$—		$(6,368)
Consolidated obligation bonds held at fair value	(5,443)	—		(5,443)
Derivative liabilities	(1,161)	—	$1,118	(43)
Financial liabilities at fair value	$(12,972)	$—	$1,118	$(11,854)

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

	September 30, 2017		December 31, 2016
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$788	$5,210	$677	$5,447
Fair value over (under) UPB	(3)	(4)	(5)	(4)
Fair value	$785	$5,206	$672	$5,443

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	September 30, 2017				December 31, 2016
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$300	$—		$300	$10	$—		$10
Member standby letters of credit	12,497	2,914	[a]	15,411	8,459	2,369	[a]	10,828
Housing authority standby bond purchase agreements	—	323		323	25	281		306
Advance commitments	1	—		1	15	1		16
MPF delivery commitments	514	—		514	417	—		417
Other	10	—		10	24	—		24
Commitments	$13,322	$3,237		$16,559	$8,950	$2,651		$11,601

[a]	Contains $720 million and $486 million of member standby letters of credit at September 30, 2017, and December 31, 2016, which were renewable annually.

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

As of	September 30, 2017	December 31, 2016
Assets - Advances	$141	$107
Liabilities - Deposits	13	8
Equity - Capital Stock	8	18

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. All transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.  These transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Selected statements of condition data
Investments [a]	$31,885	$29,461	$28,547	$28,060	$26,853
Advances	50,153	46,844	42,328	45,067	43,117
MPF Loans held in portfolio, gross	5,026	4,968	4,943	4,970	4,723
Less: allowance for credit losses	(2)	(3)	(3)	(3)	(3)
Total assets	87,488	81,779	76,109	78,692	74,983
Consolidated obligation discount notes, net	45,460	37,944	32,806	35,949	39,144
Consolidated obligation bonds, net	35,890	37,878	37,662	36,903	30,139
Capital stock	1,557	1,526	1,282	1,711	1,636
Retained earnings	3,219	3,153	3,083	3,020	2,951
Mandatorily redeemable capital stock (MRCS)	308	303	301	301	302
Total capital	4,872	4,746	4,418	4,695	4,515
Other selected data at period end
MPF off-balance sheet loans outstanding - FHLB System [b]	$18,091	$17,537	$17,180	$16,972	$16,594
MPF off-balance sheet loans outstanding - FHLBC PFIs [b]	8,395	8,305	8,214	8,196	8,100
FHLB systemwide consolidated obligations (par)	1,028,710	1,011,526	959,280	989,311	967,728
Number of members	717	721	726	728	730
Total employees (full and part time)	457	457	452	440	443
Selected statements of income data
Net interest income after provision for credit losses	$124	$116	$113	$111	$113
Non-interest gain (loss)	5	16	10	15	14
Non-interest expense	43	44	42	39	42
Net income	77	79	73	78	76
Other selected data during the periods
MPF off-balance sheet loan volume funded - FHLB System [b]	$1,022	$935	$726	$1,215	$1,354
MPF off-balance sheet loan volume funded - FHLBC PFIs [b]	354	355	278	527	636
Selected ratios (rates annualized)
Regulatory capital to assets ratio	5.81%	6.09%	6.13%	6.40%	6.52%
Market value of equity to book value of equity	107%	108%	108%	108%	108%
Investments - % of total assets	36%	36%	38%	36%	36%
Advances - % of total assets	57%	57%	56%	57%	58%
MPF Loans held in portfolio, net - % of total assets	6%	6%	6%	6%	6%
Dividend rate class B1 activity stock-period paid	3.30%	3.15%	3.00%	2.80%	2.80%
Dividend rate class B2 membership stock-period paid	1.25%	1.05%	0.85%	0.60%	0.60%
Return on average assets	0.36%	0.39%	0.36%	0.40%	0.38%
Return on average equity	6.54%	6.99%	6.46%	6.84%	6.70%
Average equity to average assets	5.50%	5.58%	5.57%	5.85%	5.67%
Net yield on average interest-earning assets	0.59%	0.58%	0.57%	0.57%	0.57%
Return on average Regulatory Capital spread to three month LIBOR index	4.89%	5.47%	5.09%	5.37%	5.34%
Cash dividends	$11	$9	$10	$9	$9
Dividend payout ratio	14%	11%	14%	12%	12%

[a]	Investments includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]
MPF off-balance sheet loans include MPF Loans purchased from PFIs under the MPF Xtra, MPF Direct and MPF Government MBS products. See Mortgage Partnership Finance Program beginning on page 7 in our 2016 Form 10-K.

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

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2017 Financial Highlights

•	We recorded net income of $77 million in the third quarter of 2017, up from $76 million in the third quarter of 2016.

•
Net interest income for the third quarter of 2017 was $123 million, up 9% from $113 million for the third quarter of 2016 as we benefited both from the rising rate environment and higher levels of interest earning assets.

•	Total investment securities decreased 17% to $17.5 billion at September 30, 2017, down from $21.0 billion at December 31, 2016, as our investment portfolio continued to pay down.

•	Advances outstanding increased 11% to $50.2 billion at September 30, 2017, up from $45.1 billion at December 31, 2016.

•	MPF Loans held in portfolio, net of allowance for credit losses, increased $57 million or 1% to $5.0 billion at September 30, 2017.

•	Total assets increased 11% to $87.5 billion as of September 30, 2017, compared to $78.7 billion as of December 31, 2016.

•	We remained in compliance with all of our regulatory capital requirements as of September 30, 2017.

Summary and Outlook

Third Quarter 2017 Dividend

On October 24, 2017, the Bank's Board of Directors declared a dividend of 3.30% (annualized) for Class B1 activity capital stock for members that borrow from the Bank and a dividend of 1.25% (annualized) for Class B2 membership capital stock . The Bank offers a higher dividend on the Class B1 activity stock as a means to provide additional value to those members that support the cooperative by using our advances products. The higher dividend on Class B1 activity stock, in effect, lowers members’ all-in cost of borrowing from the Bank.

Member Owned. Member Focused.

As a member-focused cooperative, we strive to offer products and services that meet our members’ business needs. At September 30, 2017, advances were $50.2 billion, up 11% from December 31, 2016, and letters of credit were $15.4 billion, up 43% from December 31, 2016. In addition, the volume of our MPF Traditional products also increased.
Investments in Our Members’ Communities

We continue to invest in members’ communities across the United States. Through our new Community First® Capacity-Building Grant Program, we granted $250,000 to six nonprofit lending institutions in Illinois and Wisconsin this August to help them expand their capacity, and, in turn, increase their impact on community development and affordable housing in their neighborhoods.

Also this fall, we joined the ten other Federal Home Loan Banks to donate to hurricane relief efforts in Texas and the Gulf Coast, Florida and the Southeast, Puerto Rico, and the U.S. Virgin Islands. Together we are committed to supporting members as they help to rebuild their communities.

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

•	Total Interest: Total interest includes all components of net interest income, if applicable, as discussed above.

•	Yield/Rate: Effective yields/rates are based on average daily balances and include all components of net interest income as discussed above. Yields/rates are calculated on an annualized basis.

•	Any changes due to the combined volume/rate variance have been allocated ratably to volume and rate.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variances

	September 30, 2017			September 30, 2016			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment securities	$17,949	$163	3.63%	$21,547	$174	3.23%	$(33)	$22	$(11)
Advances	47,135	157	1.33%	44,300	74	0.67%	10	73	83
MPF Loans held in portfolio	4,927	53	4.30%	4,657	53	4.55%	3	(3)	—
Federal funds sold and securities purchased under agreements to resell	11,467	34	1.19%	6,857	7	0.41%	14	13	27
Other	1,247	4	1.28%	1,586	1	0.25%	(1)	4	3
Interest income on assets	82,725	411	1.99%	78,947	309	1.57%	19	83	102
Consolidated obligation discount notes	41,241	148	1.44%	44,417	95	0.86%	(11)	64	53
Consolidated obligation bonds	36,437	136	1.49%	29,461	99	1.34%	26	11	37
Subordinated notes	—	—	—%	—	—	—%	—	—	—
Other	918	4	1.74%	845	2	0.95%	—	2	2
Interest expense on liabilities	78,596	288	1.47%	74,723	196	1.05%	14	78	92
Net yield on interest earning assets	$82,725	$123	0.59%	$78,947	$113	0.57%	$6	$4	$10

For the nine months ended
Investment securities	$18,639	$492	3.52%	$22,342	$545	3.25%	$(98)	$45	$(53)
Advances	46,191	386	1.11%	42,141	211	0.67%	36	139	175
MPF Loans held in portfolio	4,906	160	4.35%	4,684	165	4.70%	7	(12)	(5)
Federal funds sold and securities purchased under agreements to resell	10,211	74	0.97%	5,779	16	0.37%	32	26	58
Other	1,273	9	0.94%	1,567	7	0.60%	(2)	4	2
Interest income on assets	81,220	1,121	1.84%	76,513	944	1.65%	68	109	177
Consolidated obligation discount notes	38,940	363	1.24%	44,647	272	0.81%	(53)	144	91
Consolidated obligation bonds	37,278	394	1.41%	26,184	299	1.52%	117	(22)	95
Subordinated notes	—	—	—%	565	24	5.66%	(24)	—	(24)
Other	888	11	1.65%	825	5	0.81%	1	5	6
Interest expense on liabilities	77,106	768	1.33%	72,221	600	1.11%	49	119	168
Net yield on interest earning assets	$81,220	$353	0.58%	$76,513	$344	0.60%	$20	$(11)	$9

The following is an analysis of the preceding table and unless otherwise indicated, comparisons apply to both the three and nine month periods ending September 30, 2017 compared to September 30, 2016.

•
Interest income from investment securities declined as securities matured or paid down and were not replaced. We are currently unable to make additional investments in MBS/ABS under FHFA regulatory limits as discussed in Investments on page 12 in our 2016 Form 10-K. One of the limits is that our investment in MBS and ABS cannot exceed three times our total regulatory capital. As of September 30, 2017, our MBS and ABS portfolio was 3.23 times our total regulatory capital, compared to 3.46 at December 31, 2016. We expect the decline to continue until we are below that limit.

•
Interest income from advances increased primarily due to a rise in interest rates and, to a lesser extent, higher member demand for advances. Higher interest rates resulted primarily from rate hikes by the Federal Reserve Bank.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

•
Interest income from MPF Loans held in portfolio declined slightly due to lower average interest rates (as our more seasoned and higher interest rate MPF Loans matured and were replaced with lower current interest rate MPF Loans), offset by slightly higher volumes of MPF Loans outstanding.

•
Interest income from Federal Funds sold and securities purchased under agreements to resell increased both due to higher volumes outstanding and increases in interest rates by the Federal Reserve Bank.

•
Interest expense on our shorter termed consolidated obligation discount notes increased due to rising short term interest rates despite declines in average balances outstanding as we shifted a portion of our funding to longer termed bonds.

•
Interest expense on our longer termed consolidated obligation bonds increased as we shifted a portion of our funding to longer termed bonds. Rates declined in the first and second quarters of 2017 compared to 2016, due to money market reforms which increased demand for FHLB debt in the market, but this effect reversed in the third quarter of 2017 as rates rose.

•	Our subordinated notes were paid off on June 13, 2016.

•	For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities on the following page.

Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Derivatives and hedging activities	$—	$7	$6	$(7)
Instruments held under fair value option	(5)	—	(3)	6
Litigation settlement awards	—	—	1	38
MPF fees from other FHLBs	5	4	15	12
Other, net	5	3	12	12
Noninterest income	$5	$14	$31	$61

The following is an analysis of the above table and unless otherwise indicated, comparisons apply to both the three and nine month periods ending September 30, 2017 compared to September 30, 2016.

Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Derivatives and hedging activities, and instruments held under the fair value option were not significant to our statements of income over the last year. Instead, the majority of the effect from our derivatives and hedging activities is recorded in net interest income.

The table on the following page details the effect of all of these transactions on our results of operations. Note that we economically hedge only a portion of our trading securities.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended September 30, 2017
Recorded in net interest income	$(7)	$(21)	$(2)	$(40)	$7	$—	$(63)
Recorded in derivatives & hedging activities	1	(2)	2	—	(2)	1	—
Recorded on instruments held under fair value option	(1)	—	(1)	(1)	(2)	—	(5)
Total net effect gain (loss) of hedging activities	$(7)	$(23)	$(1)	$(41)	$3	$1	$(68)

Three months ended September 30, 2016
Recorded in net interest income	$(16)	$(31)	$(2)	$(49)	$12	$—	$(86)
Recorded in derivatives & hedging activities	6	1	6	(3)	(3)	—	7
Recorded on instruments held under fair value option	(4)	—	(1)	(2)	7	—	—
Total net effect gain (loss) of hedging activities	$(14)	$(30)	$3	$(54)	$16	$—	$(79)

Nine months ended September 30, 2017
Recorded in net interest income	$(20)	$(70)	$(5)	$(128)	$27	$—	$(196)
Recorded in derivatives & hedging activities	(2)	(5)	5	2	5	1	6
Recorded in trading securities - hedged only	—	1	—	—	—	—	1
Recorded on instruments held under fair value option	2	—	(2)	(1)	(2)	—	(3)
Total net effect gain (loss) of hedging activities	$(20)	$(74)	$(2)	$(127)	$30	$1	$(192)

Nine months ended September 30, 2016
Recorded in net interest income	$(50)	$(93)	$(7)	$(147)	$49	$—	$(248)
Recorded in derivatives & hedging activities	(14)	(5)	13	2	(3)	—	(7)
Recorded in trading securities - hedged only	—	(1)	—	—	—	—	(1)
Recorded in instruments held under fair value option	12	—	(1)	(7)	2	—	6
Total net effect gain (loss) of hedging activities	$(52)	$(99)	$5	$(152)	$48	$—	$(250)

Litigation settlement awards

Litigation settlement awards have not been material during the first nine months of 2017. During the second quarter of 2016 we received $38 million in settlement awards on our ongoing litigation related to our investment in private label mortgage backed securities as further discussed in Note 5 - Investment Securities - Ongoing Litigation to the financial statements on page F-30 in our 2016 Form 10-K.

MPF fees from other FHLBs

Other FHLBs pay us a membership fee to participate in the MPF Program and a fee for us to provide services related to their on balance sheet MPF Loans. These fees offset a portion of the expenses we incur to administer the program.

Other, net

Other, net consists primarily of fee income we earn from our off balance sheet MPF Loan products.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Compensation and benefits	$26	$26	$77	$71
Operating expenses	15	15	45	44
Other	2	1	7	13
Noninterest expense	$43	$42	$129	$128

The following is an analysis of the preceding table and unless otherwise indicated, comparisons apply to both the three and nine month periods ending September 30, 2017 compared to September 30, 2016.

Compensation and benefits increased due to increased employee headcount and increases in salaries and wages. We had 457 employees as of September 30, 2017, compared to 443 as of September 30, 2016.

Other decreased in the nine months ended September 30, 2017, due to $5 million in legal fees we incurred during the second quarter of 2016 on our $38 million in legal settlement income as noted in Litigation settlement awards on page 42. Our ongoing litigation related to our investment in private label mortgage backed securities is further discussed in Note 5 - Investment Securities - Ongoing Litigation to the financial statements on page F-30 in our 2016 Form 10-K. Litigation settlement fees have not been material during the first nine months of 2017.

Assessments

We fund the Affordable Housing Program (AHP) program at a calculated rate of 10% of income before assessments, excluding interest expense on MRCS.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,		Balance remaining in AOCI as of
	2017	2016	2017	2016	September 30, 2017
Net unrealized gain (loss) available-for-sale securities	$(24)	$(13)	$(5)	$(113)	$454
Noncredit OTTI held-to-maturity securities	8	9	25	30	(152)
Net unrealized gain (loss) cash flow hedges	42	83	111	38	(201)
Postretirement plans	3	—	1	1	(5)
Other comprehensive income (loss)	$29	$79	$132	$(44)	$96

The following is an analysis of the above table and unless otherwise indicated, comparisons apply to both the three and nine month periods ending September 30, 2017 compared to September 30, 2016.

Net unrealized gain (loss) on available-for-sale securities

Our available for sale (AFS) portfolio has experienced a small net unrealized loss during 2017, which was due to a slight increase in longer term market interest rates and reversion of market values to par value as the securities approach maturity. Any unrealized gain (or loss) position in AFS securities reverse to zero by maturity as these securities are expected to pay at par value on maturity. During 2016, our AFS portfolio had a large net unrealized loss primarily due to an increase in longer term market interest rates.

Noncredit OTTI on held-to-maturity securities

The gains in noncredit OTTI held-to-maturity (HTM) securities are the amounts accreted to their carrying amounts as these securities are performing better than expected when we took the original noncredit OTTI charge in past years. The remaining accumulated losses in AOCI on these securities will be further accreted over their remaining lives provided the gains are expected to be collected. However, to the extent that further losses are expected to be incurred, we would immediately recognize those amounts as additional OTTI in our statements of income.

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges during both 2017 and 2016 resulted from an increase in shorter term interest rates as a result of actions by the Federal Reserve Bank.

For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2017	December 31, 2016
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$14,381	$7,376
Investment securities	17,536	21,035
Advances	50,153	45,067
MPF Loans held in portfolio, net of allowance for credit losses	5,024	4,967
Other	394	247
Assets	87,488	78,692
Consolidated obligation discount notes	45,460	35,949
Consolidated obligation bonds	35,890	36,903
Other	1,266	1,145
Liabilities	82,616	73,997
Capital stock	1,557	1,711
Retained earnings	3,219	3,020
Accumulated other comprehensive income (loss)	96	(36)
Capital	4,872	4,695
Total liabilities and capital	$87,488	$78,692

The following is an analysis of the above table and comparisons apply to September 30, 2017 compared to December 31, 2016.

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

Investment Securities

Investment securities declined as securities matured or paid down and were not replaced, as noted in Results of Operations on page 40.

Advances

Advances increased to the highest outstanding quarter-end balance in our history at September 30, 2017. See Note 6 - Advances to the financial statements.

While advance demand is strong, it is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels could decrease.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

We had a small net increase in our outstanding MPF Loans from year end, as our purchases of new loans during 2017 offset maturities and paydowns experienced in our MPF Loan portfolio.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

Hurricanes and California Wildfires

During the third quarter of 2017, three significant hurricanes impacted the southeastern coasts of the United States and Puerto Rico.

We have analyzed the potential impact that damage related to these hurricanes might have on our advances, letters of credit, MPF Loans held for portfolio, community investment programs, and non-agency MBS securities. These hurricanes did not have a material impact on our financial condition or results of operation during the third quarter of 2017. Based on the information currently available, we do not expect that the potential losses resulting from these hurricanes will have a material effect on our financial condition or results of operations in future periods.

We continue to evaluate the impact of the hurricanes on our advances, letters of credit, MPF Loans held for portfolio, community investment programs, and non-agency MBS investments. We are also monitoring the significant wildfires in California that occurred in October 2017 for any potential impact. If additional information becomes available indicating that any of our assets have been impaired and the amount of the loss can be reasonably estimated, we will record appropriate reserves at that time.

Additionally, in response to the hurricanes and California wildfires, we communicated to our mortgage loan servicers of our conventional MPF Loans held in portfolio that special relief would be available for certain borrowers, including forbearance or temporary suspension of mortgage payments for up to 90 days for borrowers whose income is affected by the disaster or for borrowers whose property is located in a FEMA disaster designated area. To assist individuals and households displaced by the hurricanes, we have announced that vacant AHP-assisted rental units may be temporarily leased to displaced individuals/households, regardless of income.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending September 30, 2017, we have maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 48 in our 2016 Form 10-K for a detailed description of our liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.1 billion of total assets. As of September 30, 2017, our overnight liquidity was $20.7 billion or 24% of total assets, giving us an excess overnight liquidity of $17.6 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2017, we had excess liquidity of $40.0 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $17.7 billion as of September 30, 2017.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain daily liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the contingency liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. In addition, we fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 21 in the Risk Factors section of our 2016 Form 10-K. On July 3, 2017, the FHFA proposed to rescind certain minimum regulatory liquidity requirements for the FHLBs as further discussed in Legislative and Regulatory Developments starting on page 56.

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

	MPF Loans Held in Portfolio	Investment Securities
As of September 30, 2017		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$888	$1,182	$1,367
After one year through five years	1,979	9,630	2,166
After five years through ten years	1,155	1,465	349
After ten years	932	620	132
Total	$4,954	$12,897	$4,014

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 24 of the Risk Factors section in our 2016 Form 10-K.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Funding

Conditions in Financial Markets

The Federal Open Market Committee (FOMC) maintained the target range from 1.00 to 1.25 percent during the third quarter of 2017.  In September 2017, the FOMC initiated its balance sheet normalization program to shrink its balance sheet by reducing reinvestment purchases of US Treasuries and agency mortgage backed securities.  The markets predict another 25 basis point increase in the target range in the fourth quarter of 2017.

We maintained ready access to funding during the third quarter.  However, the U.S. Treasury has projected that the statutory “debt ceiling” limit could be reached in the first quarter of 2018. In preparation for the possibility of disorderly markets caused by potential debt defaults of the U.S. Government, we will be monitoring our liquidity position.

Cash flows from operating activities

Nine months ended September 30,	2017	2016	Change
Net cash provided by (used in) operating activities	$337	$184	$153

Net cash provided by operating activities primarily result from the following:

•	Net income; plus

•	A noncash adjustment related to derivatives and hedging activities; minus

•	Net cash outflows related to the purchase of MPF Loans held for sale offset by proceeds from securitized mortgage loans.
Cash flows from investing activities with significant changes

Nine months ended September 30,	2017	2016	Change
Net cash provided by (used in) investing activities -
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, interest bearing deposits, and trading securities)	$(6,518)	$(1,620)	$(4,898)
Securities held for investment (available-for-sale and held-to-maturity)	2,661	3,028	(367)
Advances	(5,079)	(6,189)	1,110
Other	(40)	135	(175)
Net cash provided by (used in) investing activities	$(8,976)	$(4,646)	$(4,330)

Our investing activities consist predominantly of liquid assets, securities held for investment, and advances. The $(4.3) billion change in net cash provided by (used in) investing activities primarily resulted from the following:

•	Liquid assets reflect a desire for increased liquidity to meet the needs of our members.

•	Securities held for investment reflects the continued paydown in our investments portfolio.

•	Advances reflect the further increase in advances outstanding during 2017, but at a slower rate than 2016.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash flows from financing activities with significant changes

Nine months ended September 30,	2017	2016	Change
Net cash provided by (used in) financing activities -
Consolidated obligation discount notes	$9,493	$(2,443)	$11,936
Consolidated obligation bonds	(1,077)	7,496	(8,573)
Payments for retirement of subordinated notes	—	(944)	944
Other	(96)	(115)	19
Net cash provided by (used in) financing activities	$8,320	$3,994	$4,326

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from the net increases in our discount notes and bonds were primarily utilized to fund the net increases in our investing as noted above. The $4.3 billion change in net cash provided by (used in) financing activities primarily resulted from the following:

•
An increase in the amount of our consolidated obligations used to fund the growth in our balance sheet. We relied on shorter term discount notes for our funding in 2017 compared to longer term bonds in 2016.

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

On July 3, 2017, the FHFA proposed to amend certain regulatory capital requirements for the FHLBs as further discussed in Legislative and Regulatory Developments on page 56.

Members that withdraw from membership must wait at least five years after their membership was terminated and all of their capital stock was redeemed or repurchased before being readmitted to membership in any FHLB.

Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the 4.5% requirement under our Capital Plan’s general provisions as further discussed in Capital Resources on page 54 of our 2016 Form 10-K. As of September 30, 2017, and December 31, 2016, RCAP advances outstanding total $24.1 billion to 164 members and $22.7 billion to 147 members, respectively.

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

	September 30, 2017	December 31, 2016	Change
Capital Stock	$1,557	$1,711	$(154)
MRCS	308	301	7
Regulatory capital stock	1,865	2,012	(147)
Retained earnings	3,219	3,020	199
Regulatory capital	$5,084	$5,032	$52

Capital stock	$1,557	$1,711	$(154)
Retained earnings	3,219	3,020	199
Accumulated other comprehensive income (loss)	96	(36)	132
GAAP capital	$4,872	$4,695	$177

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

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Although we have had no OTTI year to date in 2017, credit deterioration may negatively impact our remaining private label MBS portfolio.  We cannot predict if or when impairments will occur, or the impact these impairments may have on our retained earnings and capital position. See page 28 of the Risk Factors section of our 2016 Form 10-K.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations.

On October 24, 2017, our Board of Directors declared a 3.30% dividend (annualized) for Class B1 activity stock and a 1.25% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2017. This dividend, including dividends on mandatorily redeemable capital stock, totaled $11 million and is scheduled for payment on November 15, 2017.  The Class B2 capital stock dividend is intended to enhance the value of membership; the Class B1 capital stock dividend reduces the effective cost of borrowing from the Bank and rewards our members who support the entire cooperative by using our advance products.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. On October 24, 2017, our Board of Directors amended our Retained Earnings and Dividend Policy to include consideration of settlement risks relating to unsettled consolidated obligations and investment securities. For further information see Retained Earnings & Dividends on page 57 in our 2016 Form 10-K.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $50.0 billion were advances (par value) and $15.4 billion were letters of credit at September 30, 2017, compared to $45.0 billion and $10.8 billion at December 31, 2016.

	September 30, 2017					December 31, 2016
Rating	Borrowing Members	% of Total	Credit Outstanding	% of Total	Collateral Loan Value	Borrowing Members	% of Total	Credit Outstanding	% of Total	Collateral Loan Value
1-3	499	97%	$65,443	100%	$116,386	483	97%	$55,750	100%	$106,814
4	7	1%	59	—%	102	7	1%	47	—%	103
5	10	2%	113	—%	199	11	2%	140	—%	390
Total	516	100%	$65,615	100%	$116,687	501	100%	$55,937	100%	$107,307

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

	As of September 30, 2017
MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI's CE Amount [b]
100	$236	1.66%	4.91%	4.22%
125	1,216	0.22%	1.33%	1.42%
Plus	1,378	3.88%	5.95%	1.66%
35	32	—%	0.35%	2.89%
Original	1,104	0.71%	0.90%	7.07%

[a]	For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance-based CE Fees from PFIs.

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

(Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Securities

We hold a variety of AA or better rated investment securities, mostly government backed or insured securities such as GSE debt and FFELP ABS, and we believe these investments are low risk. There were no material changes in the credit ratings of these securities since December 31, 2016. For further details see page 70 in our 2016 Form 10-K. Except for private label MBS, we have never taken an impairment charge on our investment securities.

Our private label MBS are predominantly variable rate securities rated below investment grade (BBB). There were no material changes in overall credit quality since December 31, 2016, nor have we acquired any new private label MBS. We last had an other-than-temporary impairment (OTTI) loss on private label MBS in 2012. We currently have unrealized gains on these securities as their market values have improved from the impaired values and subsequent to 2012 we have begun recording accretion gains on these securities back into income. For further details see Note 5 - Investment Securities to the financial statements.

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

As of September 30, 2017	AA	A	BBB	Unrated	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$750	$—	$—	$750
Fed Funds Sold	—	—	147	27	174
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	1,750	—	—	—	1,750
Canada	500	2,225	—	—	2,725
France	—	600	—	—	600
Japan	—	700	—	—	700
Netherlands	—	600	—	—	600
Norway	—	600	—	—	600
Sweden	2,000	700	—	—	2,700
Total unsecured credit exposure	$4,250	$6,175	$147	$27	$10,599

All $10.6 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of September 30, 2017
Non-member counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
BBB	$2	$(2)		$—	$—
Overcollateralized liability positions -
Bilateral derivatives -
A rated	(71)	72		—	1	[a]
Cleared derivatives	(6)	—	[b]	71	65
Non-member counterparties	(75)	70		71	66
Member institutions	1	—		—	1
Total	$(74)	$70		$71	$67

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

Information Security Management Advisory Bulletin

On September 28, 2017, the FHFA issued an Advisory Bulletin that supersedes previous guidance on an FHLB’s information security program. The Advisory Bulletin describes three main components of an information security program and provides the expectation that each FHLB will use a risk-based approach to implement its information security program. The Advisory Bulletin contains expectations related to (i) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (ii) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (iii) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing.

We do not expect this Advisory Bulletin to materially affect our financial condition or results of operations.

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

•	encourage the FHLBs to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•	require the FHLBs to develop policies that address reasonable accommodations for employees to observe their religious beliefs;

•	require the FHLBs to amend their policies on equal opportunity in employment by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

•
require the FHLBs to provide information in their annual reports to the FHFA about their efforts to advance diversity and inclusion through financial transactions, identification of ways in which FHLBs might be able to improve MWDOB business with the FHLB by enhancing customer access by MWDOB businesses, including through its affordable housing and community investment programs and strategies for promoting the diversity of supervisors and managers; and

•	require the FHLBs to classify and provide additional data in their annual reports about the number of and amounts paid under its contracts with MWDOB.

We do not expect this final rule to materially affect our financial condition or results of operations, but anticipate that it may result in increased compliance costs and substantially increase the amount of tracking, monitoring, and reporting that would be required of us.

(Dollars in tables in millions except per share amounts unless otherwise indicated)

FHLB Capital Requirements

On July 3, 2017, the FHFA published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) pertaining to the capital requirements for the FHLBs. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove requirements that the FHLBs calculate credit risk capital charges and unsecured credit limits based on ratings issued by a nationally recognized statistical rating organization, and instead, require that the FHLBs establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The FHFA proposes to retain, for now, the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date. While a March 2009 regulatory directive pertaining to certain liquidity matters will continue to remain in place, the FHFA also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBs and address these liquidity requirements in a separate rulemaking.

We submitted a joint comment letter with the other FHLBs on August 31, 2017. We are continuing to evaluate the proposed rule but do not expect this rule, if adopted in final form, to materially affect our financial condition or results of operations.

Mandatory Contractual Stay Requirements for Qualified Financial Contracts (QFCs)

On September 12, 2017, the Federal Reserve Board (FRB) published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (GSIBs) regulated by the FRB to amend their covered qualified financial contracts (QFCs) to prevent a counterparty’s immediate termination of, and limit the exercise of default rights under, the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. QFCs include derivatives, repurchase agreements (known as repos) and reverse repos, and securities lending and borrowing agreements. On September 27, 2017, the Federal Deposit Insurance Corporation (FDIC) adopted a substantively identical final rule, effective January 1, 2018, with respect to QFCs entered into with certain FDIC-supervised institutions.

Although we are not a covered entity under these rules, as a counterparty to covered entities under QFCs, we may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC-supervised institutions. We do not expect these final rules to materially affect our financial condition or results of operations.

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

	September 30, 2017		December 31, 2016
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$222	$(370)	$192	$(370)
-100 bp	74	(155)	101	(155)
-50 bp	32	(60)	38	(60)
-25 bp	15	(30)	17	(30)
+25 bp	(15)	(30)	(17)	(30)
+50 bp	(32)	(60)	(36)	(60)
+100 bp	(73)	(155)	(76)	(155)
+200 bp	(167)	(370)	(167)	(370)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of September 30, 2017	$(1)	$(1)	$(3)	(13)	$1
As of December 31, 2016	(1)	(1)	(2)	(14)	1

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

As of September 30, 2017, our sensitivity to changes in implied volatility was $(1) million. At December 31, 2016, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	September 30, 2017			December 31, 2016
Scenario as of	Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
Duration of equity	2.6	1.1	1.7	2.3	1.3	1.8

As of September 30, 2017, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $385 million, and our market value of equity to book value of equity ratio was 107%, compared to $388 million and 108% at December 31, 2016. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of the litigation relating to private label MBS bonds purchased by the Bank, see Item 3. Legal Proceedings on page 31 of our 2016 Form 10-K.
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

ABS: Asset backed securities.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		Name:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	November 6, 2017	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 6, 2017	(Principal Financial Officer and Principal Accounting Officer)

S-1