Form 10-K
period 2017-12-31
Federal Home Loan Bank of Chicago
filed 2018-03-09
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to applicable regulatory and statutory limits. At June 30, 2017, the aggregate par value of the stock held by current and former members was $1,828,755,701. As of January 31, 2018, registrant had 19,936,024 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

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

A Glossary of Terms can be found on page 122.

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

As of December 31, 2017, we had 447 full time and 13 part time employees.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, “Downpayment Plus”, "DPP" and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

Mission Statement

Our mission is to partner with our member shareholders in Illinois and Wisconsin to provide them competitively priced funding, a reasonable return on their investment in the Bank, and support for community investment activities.

[a]	Unless otherwise specified, references to we, us, our and the Bank are to the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2017				December 31, 2016
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	335	172	507	70%	345	179	524	72%
Savings institutions	54	24	78	11%	57	24	81	11%
Credit unions	43	45	88	12%	39	40	79	11%
Insurance companies	32	11	43	6%	29	11	40	5%
Community Development Financial Institutions	3	1	4	1%	3	1	4	1%
Total	467	253	720	100%	473	255	728	100%

The following table presents our members by asset size. Community Financial Institution is defined by our regulator, the FHFA, as FDIC-insured institutions with no more than $1.148 billion (the limit during 2017) in average total assets over three years. This limit is adjusted annually for inflation. See the Glossary of Terms on page 122 for further details.

As of December 31,	2017	2016
Member Asset Size:
Community Financial Institutions	91.97%	92.40%
Larger Non-CFI Institutions	8.03%	7.60%
Total	100%	100%

In 2017, our total membership declined by eight institutions.

We lost 27 members due to mergers and acquisitions, two of which resulted after the member was placed into receivership by its regulator.  Although 23 of these members were acquired by other members in our district, four were acquired by out-of-district institutions.  In addition, one institution voluntarily withdrew from membership and one institution terminated its membership due to relocation of its principal place of business.

We gained 21 new members by adding six commercial banks, one savings institution, 11 credit unions, and three insurance companies during 2017, as we continue to work toward our goal of building a stronger cooperative by adding new members.

In addition to having access to the Bank as a source of standby liquidity, 83% of our total number of members used one or more of our credit products such as advances, standby letters of credit, or the MPF Program at some point during each of 2017 and 2016.

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

•	Building the MPF business, which is accepted by most of the other FHLBs as the mortgage aggregation platform for the FHLB System.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mission Asset Ratio

The following table represents our view of the mission-focused business we do as a cooperative bank.

Average par value for the year ended December 31,	2017	2016
Advances	$46,989	$42,535
Mortgage assets (Acquired Member Assets - AMA)	5,038	4,727
Primary mission assets	$52,027	$47,262

Consolidated obligations	$77,338	$71,356
Core mission asset ratio	67.3%	66.2%

Supplemental mission assets and activities as of December 31,	2017	2016
MPF Program Loans held by other third party investors	$18,424	$16,972
Member standby letters of credit	19,572	10,828
Mission related liquidity	6,327	7,437
Small Business Administration investments	1,710	1,974
Housing authority standby bonds purchased and commitments outstanding	367	337
MPF Loan delivery commitments	371	417
Advance commitments	151	16
Member derivatives	26	82
Community First Fund loans and commitments	44	41
Supplemental mission assets and activities	$46,992	$38,104

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

The FHFA has issued an advisory bulletin which provides guidance relating to a core mission asset ratio by which the FHFA will assess each FHLB’s core mission achievement. The FHFA will assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be calculated annually at year-end as part of the FHFA’s examination process, using annual average par values. Based on this ratio, the FHFA has provided the following expectations for each FHLB’s strategic plan:

•	when the ratio is at least 70% or higher, the strategic plan should include an assessment of the FHLB’s prospects for maintaining this level;

•	when the ratio is at least 55% but less than 70%, the strategic plan should explain the FHLB’s plan to increase its mission focus; and

•
when the ratio is below 55%, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. If the FHLB maintains a ratio below 55% over the course of several consecutive reviews, then the board of directors should consider possible strategic alternatives.

Our core mission asset ratio for the year ended December 31, 2017, was 67.3%. During 2017, we held excess liquidity to generate additional net interest income to offset certain costs which resulted in a core mission asset ratio below the 70% level. However, we expect the need to hold excess liquidity will decrease over time and the Bank has set a strategic target to achieve a core mission asset ratio of at least 70% for the year 2019.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

In 2016, the FHFA issued a final rule making captive insurance companies ineligible for FHLB membership.  Under this rule, our three captive insurance company members will have their memberships terminated by February 2021.  As a result of this regulatory change, once our three captive insurance company members have their membership terminated and their advances mature, our core mission asset ratio will be negatively impacted unless we experience an increased demand for advance products.

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

We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Establishing Credit Limits on page 60.

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

The FHLB Act authorizes us to make advances to eligible non-member housing associates. By regulation, such housing associates must: (i) be approved under Title II of the National Housing Act; (ii) be chartered institutions having succession; (iii) be subject to the inspection and supervision of some governmental agency; (iv) lend their own funds as their principal activity in the mortgage field; and (v) have a financial condition such that advances may be safely made to it. We must approve a housing associate applicant in order for it to be eligible to borrow. We currently have approved four non-member housing associates that are eligible to borrow from the Bank. We had $22 million in advances outstanding to non-member housing associates at December 31, 2017, and $36 million at December 31, 2016.

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

In addition, our competitive environment continues to be impacted by the Federal Reserve’s low interest-rate environment and the extent to which our members use our advances primarily as a back-up source of liquidity as opposed to part of their primary funding strategies. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors on page 16.

Standby Letters of Credit

We provide members with standby letters of credit (also referred to herein as letters of credit) to support obligations to third parties to facilitate residential housing finance, community lending, to achieve liquidity, and for asset-liability management purposes. In particular, members often use letters of credit as collateral for deposits from federal and state governmental agencies. Letters of credit are generally available for terms of up to 20 years or for a one year term renewable annually. If we are required to make payment for a beneficiary's draw, these amounts either must be reimbursed by the member immediately or may be converted to an advance. Our underwriting and collateral requirements for letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are not subject to activity capital stock purchase requirements. If any advances were to be made in connection with these standby letters of credit, they would be made under the same standards and terms as any other advance. For more details on our letters of credit see Note 17 - Commitments and Contingencies to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mortgage Partnership Finance® Program

MPF Program Overview

We developed the MPF® Program to provide an additional source of liquidity to our members and to allow us to invest in mortgages to help fulfill our housing mission. The MPF Program is a secondary mortgage market structure under which we purchase mortgage loans from our members and housing associates and members and housing associates of other FHLBs (together with us, the MPF Banks) that participate in the MPF Program (collectively, Participating Financial Institutions or PFIs). These mortgage loans are conventional and government mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 to 30 years or participations in such mortgage loans that are acquired under the MPF Program (MPF Loans).

We purchase MPF Loans to retain in our portfolio for investment, to sell to third parties, or to securitize Government Loans into Ginnie MBS. Our regulatory limit for our investment in MPF Loans held in our portfolio is the lesser of eight times retained earnings or 20% of total assets. Our MPF Loan products are outlined in the chart below:

MPF Product	Mortgage Type	Loan Balance	Held in our Portfolio for Investment?
MPF Original [a], MPF 35, MPF 100 [b]; MPF 125 and MPF Plus [b]	Conventional	Conforming	Yes
MPF Government [c]	Government	Determined by the applicable government agency eligibility guidelines	Yes
MPF Xtra	Conventional	Conforming	MPF Loans are concurrently sold to the Federal National Mortgage Association (Fannie Mae).
MPF Direct	Conventional	Non-conforming (jumbo - up to $2,500,000)	MPF Loans are concurrently sold to a third party investor.
MPF Government MBS	Government	Determined by the applicable government agency eligibility guidelines	Government Loans are held in our portfolio for a short period of time until such loans are pooled into Ginnie Mae MBS.

[a]	PFIs share in the associated credit risk of these MPF Loan products in accordance with the FHFA Acquired Member Assets (AMA) regulation requirements.

[b]	MPF 100 and MPF Plus are not currently offered.

[c]
Government Loans are insured or guaranteed by one of the following government agencies: the Federal Housing Administration (FHA); the Department of Veterans Affairs (VA); Rural Housing Service of the Department of Agriculture (RHS); or Department of Housing and Urban Development (HUD) (collectively, Government Loans).

We provide programmatic and operational support in our role as the administrator of the MPF Program on behalf of the other MPF Banks for a fee. MPF Banks may acquire whole loans from their PFIs to retain on their balance sheet and may purchase or sell participations in MPF Loans with other MPF Banks. With participations, the rights and obligations related to the MPF Loans are shared between the MPF Banks based upon their respective percentage participation interest in the related Master Commitment (MC). As of December 31, 2017, 31% of the overall unpaid principal balance of MPF Loans we own represents participations in other MPF Banks’ MPF Loans. See Risk Factors on page 16 for more information about participations. Other MPF Banks’ PFIs that participate in off balance sheet products sell MPF Loans directly to us.

Member PFIs

Members and eligible housing associates become PFIs of their respective MPF Bank by executing a PFI Agreement that provides the MPF Loan selling and servicing terms and conditions. The MPF Guides supplement the PFI Agreement and provides additional requirements for PFI eligibility including maintenance of anti predatory lending policies, errors and omissions insurance and a fidelity bond. All of the PFI's obligations under the PFI Agreement are secured under its advances agreement with the MPF Bank. A PFI is required to deliver collateral for their credit enhancement obligation (as further discussed below) and an MPF Bank can request additional collateral to secure the PFI's other obligations under the PFI Agreement, if necessary.

Mortgage Standards

For conventional MPF Loans held in our portfolio, PFIs are required to deliver mortgage loans that meet the underwriting and eligibility requirements in the PFI Agreement and the MPF Guides, unless a PFI is granted a waiver that exempts such PFI from complying with a specific requirement. MPF Loan requirements include:

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•	A maximum loan-to-value (LTV) ratio of 95%;

•	Mortgage Loans with LTVs greater than 80% must be insured by primary mortgage insurance (PMI);

•	Compliance with all applicable laws documented using standard Fannie Mae/Freddie Mac Uniform Instruments; and

•	Meeting the definition of a Qualified Mortgage under the Truth and Lending Act (TILA).

Mortgage loans that are classified as high cost, high rate, or Home Ownership and Equity Protection Act loans, or loans in similar categories defined under predatory lending or abusive lending laws are not eligible under the MPF Program. We perform a quality assurance review of a selected sample of MPF Loans for each PFI in order to determine that the loans complied with the MPF Program requirements at the time of acquisition.

For our off balance sheet products and Government Loan product, PFIs are required to deliver mortgage loans that meet the applicable investor or government agency eligibility and underwriting requirements outlined in the MPF Guides.

We make customary representations and warranties regarding the eligibility of the off balance sheet MPF Loans to third party investors. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. PFIs make the same representations and warranties to us with respect to the MPF Loans. When a PFI sells a mortgage loan under any MPF Loan product that fails to comply with the representations and warranties, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans if the failure cannot be cured. See Risk Factors on page 16 and Mortgage Repurchase Risk on page 65 for further information about MPF Loans repurchases.

Loss Structure for Credit Risk Sharing Products

For conventional MPF Loan products held in our portfolio, PFI’s are required to share in the credit risk associated with the mortgage loans. Each MPF Loan delivered by a PFI is linked to a Master Commitment (MC) and losses arising from a mortgage loan are allocated to the appropriate loss layer in that MC. Credit losses not absorbed by the borrower’s equity in the property and any primary mortgage insurance (if available), are allocated between a PFI and their MPF Bank in the following order:

•
The PFI’s performance based CE Fees. The PFI is paid a monthly credit enhancement fee for sharing the credit risk associated with these mortgage loans (CE Fees) and some of this fee may be performance based. CE Fees vary between 6 to 14 basis points depending on the product. We will withhold a PFI's scheduled performance based CE Fee in order to reimburse ourselves for any losses allocated to the First Loss Account (FLA).

•
The MPF Bank’s First Loss Account (FLA). The FLA functions as a tracking mechanism for our first layer of credit loss exposure before the PFI's credit enhancement obligation (CE Amount) would cover the next layer of losses. The amount of the FLA is agreed upon when an PFI begins to sell loans into an MC depending on the product. Our FLA exposure varies by MPF Loan product type and it can build over the life of the MC by 3-6 basis points annually or it can be fixed from 35-100 basis points.

•
The PFI’s CE Amount. The PFI's CE Amount is a direct liability of the PFI to pay credit losses up to a specified amount, which may include proceeds from a provider of supplemental mortgage guaranty insurance (SMI). The CE Amount is determined by the MPF Bank consistent with the AMA Regulation. For further details, see Setting Credit Enhancement Levels on page 63.

•	The MPF Bank. After the CE Amount has been exhausted, the MPF Bank will absorb any further losses.

MPF Servicing

PFIs can retain the rights and responsibilities for servicing MPF Loans sold under the MPF Program or choose a servicing released option. If PFIs chose to retain servicing rights for MPF Loans sold under the MPF Xtra and MPF Government MBS products, we are contractually obligated to Fannie Mae and Ginnie Mae, respectively, with respect to servicing those loans. The MPF Direct product is servicing released only and we do not have any responsibilities related to the servicing of MPF Loans delivered under the MPF Direct product.

We monitor servicers that service (1) MPF Loans held in our portfolio and (2) MPF Loans that are sold under MPF Xtra and MPF Government MBS when we are contractually responsible to Fannie Mae or Ginnie Mae, respectively, for the loan servicing. If a servicer fails to comply with the servicing requirements, we can charge fees, require mortgage loan repurchase, request indemnification or terminate the servicer’s right to service the MPF Loans.

Competition

We face competition in the markets for conventional loans, non-conforming loans, government loans, and loans with credit risk sharing arrangements from secondary market participants. Secondary market participants include, but are not limited to, dealers, banks, hedge funds, money managers, insurance companies, large mortgage aggregators, private investors, and other GSEs

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

such as Fannie Mae and Freddie Mac. Some of these competitors have greater resources, larger volumes of business, and longer operating histories. As a result, our ongoing revenue derived from MPF Loan products may be affected by the volume of business done by our competitors.

Other Activities

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight Federal Funds sold, and securities purchased under agreements to resell, entered into with or issued by highly rated institutions and other eligible counterparties. For further discussion of unsecured credit exposures related to our short-term investment portfolio, see Unsecured Short Term Investments on page 70.

Our longer-term investment securities portfolio includes securities issued by the U.S. government, U.S. government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset-backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from Moody's Investors Service (Moody's), Standard and Poor's Rating Service (S&P), or Fitch Ratings, Inc. (Fitch) at the time of purchase. For a discussion of how recent market conditions have affected the carrying value and ratings of these securities, see Investment Securities by Rating on page 67. For this purpose, GSE includes Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation. Securities issued by GSEs are not guaranteed by the U.S. government.

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

As we transitioned our primary business to advances, the FHFA previously temporarily waived our regulatory investment limitations to permit us to reinvest a portion of the proceeds from prepayments and maturities of our mortgage assets to

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

purchase MBS issued by GSEs and approved our purchase of FFELP student loan ABS. For further discussion of how this may impact us, see Risk Factors on page 16.

We expect to resume making MBS and ABS investments, sometime in 2018, subject to regulatory limitations.

Derivative Activities

We engage in most of our derivative transactions with major broker-dealers as part of our interest rate risk management and hedging strategies.  Additionally, we also enter into interest rate derivatives with our members in order to provide them with indirect access to the derivatives market.  In instances where we do not use interest rate derivatives for our own hedging purposes, we act as an intermediary for our members by entering into an interest rate derivative directly with the member and then entering into an offsetting interest rate derivative transaction with a non-member counterparty. We do not act as a dealer in derivative transactions involving members.

The FHFA's regulations and our internal derivatives and hedging policies all establish guidelines for our use of interest rate derivatives. These regulations prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 73.

Community Investment Activities

We provide financing and direct funding tools that support the affordable housing and community lending initiatives of our members that benefit very low, low, and moderate income individuals, households, businesses and neighborhoods. Outlined below is a more detailed description of the mission-related programs that we administer and fund:

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

Direct grants are available primarily under our competitive AHP to members in partnership with community sponsors and may be used to fund the acquisition, rehabilitation, and new construction of affordable rental or owner-occupied housing. We awarded competitive AHP subsidies of $26 million for the year ended December 31, 2017, and $26 million for the year ended December 31, 2016, for projects designed to provide housing to 2,366 and 2,260 households, respectively.

In addition, direct grants are available to members under our Downpayment Plus® homeownership set-aside programs and may be provided to eligible homebuyers to assist with down payment, closing, counseling, or rehabilitation costs in conjunction with an acquisition. During the years ended December 31, 2017 and 2016, we awarded $18 million and $16 million through our Downpayment Plus programs to assist 3,122 and 2,703 very low to moderate income homebuyers.

During 2018, we anticipate having $36 million available in total for our Downpayment Plus programs and grants through our competitive AHP.

Community Development Advance/Community Housing Advance Program and related letters of credit - We offer two programs where members may apply for advances or letters of credit to support affordable housing or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our Community Development Advance and Community Housing Advance programs may be used to finance affordable home ownership housing, multi-family rental projects, industrial and manufacturing facilities, agricultural businesses, healthcare, educational centers, public or private infrastructure projects, or commercial businesses. As of December 31, 2017, and 2016, we had $914 million and $824 million respectively, in advances outstanding under the Community Development Advance and Community Housing Advance programs and related letters of credit outstanding of $142 million and $164 million.

Community First® Fund - Our Board of Directors approved $50 million in 2011 to supplement our current affordable housing and community investment programs, which became the foundation for the Community First Fund (the Fund). The Fund is an innovative revolving credit facility designed to provide low cost, longer term financing to Community Development Financial Institutions, community development loan funds, and state housing finance authorities promoting affordable housing and economic development in our district. We approved our first loans under the Fund in 2014 and as of December 31, 2017, had $34 million in funded loans outstanding and $10 million in unfunded loan commitments.

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

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. For further discussion of market conditions and their potential impact on us, see Risk Factors on page 16 and Funding on page 49.

Although the available supply of funds from the FHLBs' debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Business Environment

Our financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within our districts of Illinois and Wisconsin, and the conditions in the financial, housing, and credit markets. In particular, our net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy.  We endeavor to manage our interest rate risk by entering into fair value hedge relationships utilizing interest rate derivative agreements to hedge a portion of our advances, available for sale securities, and debt.  We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate, London Interbank Offering Rate ("LIBOR). As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in LIBOR. Additionally, we enter into economic hedges using derivative agreements to hedge our mortgage-related assets, which are sensitive to changes in mortgage rates.

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

Our operating results are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. A flattening of the yield curve tends to compress our net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. The performance of our MPF Loans held for investment portfolio is particularly affected by shifts in the 10-year maturity range of the yield curve, which heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products in a refinancing. In addition, our higher yielding private label MBS portfolio continues its expected runoff. As higher coupon MPF Loans mature along with higher yielding private label MBS, the return of principal may not be invested in assets with a comparable yield, resulting in a potential decline in the aggregate yield on the remaining MPF Loans held for investment portfolio and investment securities and a possible decrease in our net interest margin.

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

The Government Corporations Control Act, to which we are subject, provides that before a government corporation issues and offers obligations to the public, the Secretary of the Treasury (Secretary) shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations, the method and time issued, and the selling price. The FHLB Act also authorizes the Secretary discretion to purchase consolidated obligations up to an aggregate principal amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

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

Recent Legislative and Regulatory Developments

Minority and Women Inclusion

 On July 25, 2017, the FHFA published a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBs' obligation to promote diversity and ensure inclusion. The final rule updates the existing FHFA regulations aimed at promoting diversity and the inclusion and participation of minorities, women, and individuals with disabilities, and the businesses they own (MWDOB) in all FHLB business and activities, including management, employment, customer outreach and access, MWDOB participation in financial transactions with the FHLB, and contracting. The final rule encourages the FHLBs to expand contracting opportunities for MWDOBs and minorities, women, and individuals with disabilities through subcontracting arrangements and to track the cumulative spend associated with such diverse subcontracting arrangements. In addition, the final rule requires each FHLB to:

•
develop stand-alone, board-approved diversity and inclusion strategic plans or incorporate diversity and inclusion principles into its existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	amend its policies on equal opportunity in employment by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•	establish a process to grant or deny requests for accommodations to employees and job applicants based on their religious beliefs or practices;

•
provide information in its annual reports to the FHFA about its efforts to advance diversity and inclusion through identifying and selecting MWDOB firms for participation in financial transactions with the FHLB, identifying ways in which it may give consideration to MWDOB business with the FHLB when reviewing and evaluating vendor contract proposals, and enhancing customer access by MWDOB businesses (including through the FHLB's affordable housing and community investment programs;

•	report data regarding the number of diverse individuals currently in supervisory or managerial positions and its strategies for promoting the diversity of supervisors and managers;

•
classify and provide additional data in its annual reports about the number of, and amounts paid under, its MWDOB contracts, as well as demographic data regarding the categories of MWDOB entities to which it awards vendor contracts; and

•	provide data to the FHFA regarding the type of contracts it considers exempt from these diversity and inclusion requirements.

We do not expect this final rule to materially affect our financial condition or results of operations, but we anticipate that it may result in increased costs and substantially increase the amount of data tracking, monitoring, and reporting that will be required of us.

FHLB Capital Requirements

On July 3, 2017, the FHFA published a proposed rule to adopt, with amendments, the Finance Board regulations pertaining to the capital requirements for the FHLBs. The proposed rule would carry over most of the existing regulations without material change, but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit and derivative exposure. The main revisions would remove requirements that the FHLBs calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that the FHLBs establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, and would change the way that the capital charge and risk limits are calculated for uncleared derivatives, in both cases to align with the Dodd-Frank Act’s clearing mandate and derivatives reforms. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The FHFA proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address at a later date the methodology for residential mortgage assets. While a March 2009 regulatory directive pertaining to certain liquidity matters would remain in place, the FHFA also proposes to rescind certain minimum regulatory liquidity requirements and address these liquidity requirements in a new regulatory directive.

We submitted a joint comment letter with the other FHLBs on August 31, 2017. We do not expect this rule, if adopted substantially as proposed, to materially affect our financial condition or results of operations. Additionally, to date, the FHFA has not yet formally proposed new liquidity requirements; however, to the extent that new regulations or guidance increase our liquidity requirements in the future, our business activities and operations could be adversely affected.

Information Security Management Advisory Bulletin

On September 28, 2017, the FHFA issued Advisory Bulletin 2017-02, which supersedes previous guidance on an FHLB’s information security program. The Advisory Bulletin describes three main components of an information security program and reflects the expectation that each FHLB will use a risk-based approach to implement its information security program. The Advisory Bulletin contains expectations related to (i) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (ii) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (iii) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing.

We do not expect this Advisory Bulletin to materially affect our financial condition or results of operations, but we anticipate that it may result in increased costs relating to enhancements to our information security program.

Mandatory Contractual Stay Requirements for Qualified Financial Contracts (QFCs)

On September 12, 2017, the FRB published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (GSIB) regulated by the FRB to amend their covered QFCs to limit a counterparty’s immediate termination or exercise of default rights under the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. Covered QFCs include derivatives, repurchase agreements (known as “repos”) and reverse repos, and securities

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

lending and borrowing agreements. On September 27, 2017, and on November 29, 2017, the FDIC and OCC respectively adopted final rules that are both substantively identical to the FRB rule, both effective January 1, 2018, with respect to QFCs entered into with certain FDIC- and OCC-supervised institutions.

Although we are not a covered entity under these rules, as a counterparty to covered entities under QFCs, we may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC- and OCC-supervised institutions.  These rules may impact our ability to terminate business relationships with covered entities and could adversely impact the amount we recover in the event of the bankruptcy or receivership of a covered entity. However, we do not expect these final rules, or the proposed amendments to the Swap Margin Rules (defined below), to materially affect our financial condition or results of operations.

OCC, FRB, FDIC, Farm Credit Administration, and FHFA Proposed Rule on Margin and Capital Requirements for Covered Swap Entities

On February 21, 2018, OCC, FRB, FDIC, Farm Credit Administration, and FHFA published a joint proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s, and FDIC’s final QFC rules, and to clarify that a legacy swap will not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC Rules.

Comments on the proposed rule are due by April 23, 2018. We continue to evaluate the proposed rule, but we do not expect this rule, if adopted substantially as proposed, to materially affect our financial condition or results of operations.

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

Our business and results of operations are sensitive to the U.S. housing and mortgage markets, as well as international, domestic and district-specific market and economic conditions. Although in 2017, U.S. economic activity expanded and the Federal Reserve raised interest rates three times, the Federal Reserve continues to monitor global economic and domestic inflation and employment developments closely. If these conditions deteriorate, including as a result of domestic conditions or global instability, our business and results of operations could be adversely affected.

In 2017, conditions in the U.S. housing market continued to improve, as evidenced by the level of decreased unemployment, home price appreciation and lower mortgage delinquency rates. If adverse trends reappear in the mortgage lending sector and general business and economic conditions deteriorate significantly, these factors could result in deterioration of our members' credit characteristics, which could cause them to become delinquent or to default on their advances and other credit obligations. As of February 28, 2018, we have not experienced any member payment defaults. In addition, declines in real estate prices or loan performance trends or increases in market interest rates could result in a reduction in the fair value of our collateral securing member credit and the fair value of our mortgage-backed securities investments. This change could increase the possibility of under-collateralization and the risk of loss in case of a member's failure, or increase the risk of loss on our mortgage-backed securities investments because of additional credit impairment charges. Also, deterioration in the residential mortgage markets could negatively affect the value of our mortgage loan portfolio and result in possibly additional realized losses if we are forced to liquidate our mortgage portfolio. Moreover, a negative trend in the housing and mortgage markets could result in a decline in advance levels and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Our business and results of operations are also affected by the fiscal and monetary policies of the federal government and its agencies in response to adverse economic conditions, including the Federal Reserve, which regulates of the supply of money and credit in the United States. These policies directly and indirectly influence the yield on interest-earning assets and the cost of interest bearing liabilities and the demand for FHLB debt, which could adversely affect our financial condition, results of operations, and ability to pay dividends.

The Bank and our members are subject to and affected by a complex body of laws and regulations, which could change in a manner detrimental to our business operations, and adversely affect our financial condition.

We are a GSE organized under the authority of the FHLB Act and are governed by Federal laws and regulations of the FHFA. From time to time, Congress has amended the FHLB Act and adopted other legislation in ways that have significantly affected the FHLBs and the manner in which the FHLBs carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations or guidance adopted by the FHFA or other agencies could have a negative effect on our ability to conduct business or our costs of doing business.

The FHFA’s extensive regulatory authority over the FHLBs includes, without limitation, the authority to liquidate, merge, consolidate, or redistrict the FHLBs. The FHFA also has authority over the scope of permissible FHLB products and activities, including the authority to impose limits on those products and activities. We can not predict whether the FHFA may issue future rule changes that could impact our business or our members.

Changes in our statutory or regulatory requirements or policies or in their application could result in changes in, among other things, our membership base, our cost of funds; liquidity requirements; retained earnings and capital requirements; accounting policies; debt issuance limits; dividend payment limits; the form of dividend payments; capital redemption and repurchase limits; permissible business activities; advance pricing and structure; compliance requirements; operational processes; and the size, scope, or nature of our lending, investment, or MPF Program activities; all and any of which could be detrimental to our business operations and financial condition. See Recent Legislative and Regulatory Developments on page 13 for more information about recent regulatory developments.

In addition, as Congress continues to consider possible reforms to the U.S. housing finance system, including the resolution of Fannie Mae and Freddie Mac, any future legislation could directly or indirectly impact GSEs that support the U.S. housing market, including the FHLBs.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Moreover, new or modified legislation or regulations governing or impacting our members and counterparties may affect our ability to conduct business or cost of doing business. For example, the Bank, its members, and counterparties have been impacted by the regulations under the Dodd-Frank Act, which made significant changes to the overall regulatory framework of the U.S. financial system. Specifically, regulatory changes under Dodd-Frank have impacted how our insured depository members manage their liquidity and capital, and may impact the demand for our advances. Recently, there have been discussions relating to amending or repealing the Dodd-Frank Act. We cannot predict the prospects for the enactment of amendments to, or the repeal of, the Dodd-Frank Act, or how these changes may impact our business.

We face competition for advances and access to funding, which could adversely affect our business.

Our primary business is making advances to members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBs with which members have a relationship through affiliates. While our advances increased significantly from 2013 through 2017, we cannot predict the volume of future advance borrowings of our members in the longer term. As many members continue to have sufficient levels of liquidity and funds through deposits and investments, decrease the size of their balance sheets to improve their capital positions, diversify or have access to alternative funding sources, our advance levels could decrease. Moreover, if we are unable to structure our advance products to satisfy the liquidity requirements of our depository members and the specific funding requirements of all members, our members may turn to other sources of liquidity and our advance levels could decrease.

We may make changes in policies, programs, and agreements affecting members' access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services. As a result of these changes some members may choose to obtain financing from alternative sources. For example, we may make changes to our collateral guidelines, including changes in the value we assign to collateral which members are required to pledge to secure their outstanding obligations, including advances. To the extent that members view this tightening of credit and collateral requirements as unfavorable, we may experience a decrease in our levels of business which may negatively impact our results of operations or financial condition. Further, many competitors are not subject to the same regulations as us, which may enable those competitors to offer products and terms that we are not able to offer. Any change made in pricing our advances to compete with these alternative funding sources may decrease our profitability on advances. Additionally, as we manage our refunding risk with respect to short-term discount notes, any resulting increase in advance pricing may decrease demand for our advances. State and federal regulators’ perception of the stability and reliability of our advances can also directly impact the amount of advances used by our members. A decrease in advance demand or a decrease in profitability on advances could adversely impact our financial condition and results of operations.

The FHLBs also compete with the U.S. government, Fannie Mae, Freddie Mac, and other government-sponsored enterprises (GSEs), as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the domestic and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost. Increased competition could adversely affect our ability to access funding, reduce the amount of funding available to us, or increase the cost and type of funding available to us. For example, a change in the types or an increase in the amount of US Treasury issuances, such as in response to the U.S. government's fiscal budgeting process or statutory debt limits, may affect our ability to raise funds because it provides alternative investment options. In addition, to the extent investors perceive Fannie Mae or Freddie Mac or other issuers as having higher levels of government support, their debt securities may be more attractive to investors than FHLB System debt. To the extent that the FHLB System experiences lower debt funding requirements, including in response to lower advance demands, our debt funding costs could increase. Any of these results could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

Our and our members’ inability to adapt products and services to evolving industry standards and customer preference amid a highly competitive and regulated landscape, while managing expenditures, could harm our business.

Our and our members’ success depend on the ability to adapt products and services to evolving industry standards and to meet customer needs, particularly amid a highly competitive and regulated landscape. The widespread adoption of new technologies could require substantial expenditures. We and our members are also faced with increasing operating costs in managing cybersecurity risks. We and our members may not be successful in developing or introducing new products, systems, and services to keep pace with larger competitors, in integrating new products, systems, or services into existing platforms, in responding or adapting to changes in customer behavior or preferences, and in reducing costs, all of which may harm our business and results of operations.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The loss of significant members could result in lower demand for our products and services, and negatively impact our financial condition and results of operation.

At December 31, 2017, our five largest advance borrowers held 59% percent of total advances outstanding. The loss of significant members or a significant reduction in the level of business they conduct with us would likely lower overall demand for our products and services in the future and adversely impact our financial condition and results of operations.

In 2016, the FHFA adopted regulatory changes that disqualified captive insurance companies from FHLB membership. This rule impacts our three captive insurance company members who will have their memberships terminated by February 2021. As of December 31, 2017, these captive insurance company members had $13.4 billion in advances outstanding at par, which was 28% percent of our total advances outstanding. The advances to our captive insurance company members, which may remain outstanding until they mature, have a weighted remaining tenor of 6.24 years as of December 31, 2017. However, after our captive insurance company members have their membership terminated and once their advances mature, advance and capital stock levels would decrease. Unless we experience an increased demand for our advance products from our current or future members, this will result in a material decrease in our outstanding advance levels and our results of operation may be adversely affected. Further, we could experience lower demand for advances and other products and services, including letters of credit, and our core mission asset ratio may be negatively impacted. The magnitude of the impact will depend, in part, on our size and profitability at the time of membership termination or maturity of related advances.

Additionally, statutory or regulatory requirements have contributed to consolidation in the financial industry, and could reduce the number of current and potential members in our district. Additionally, for a variety of reasons, including regulatory pressure to simplify their organizational structures, parent institutions may decide to dissolve our members or merge our members out of district, resulting in our loss of such members. We lost 27 members due to mergers and acquisitions in 2017(two of which resulted after the member was placed into receivership by its regulator). Twenty three of these members were acquired by other members in our district and four were acquired by out-of-district institutions. As the financial services industry continues to experience consolidation or the pressure to simplify their organizational structures, and to the extent new or modified legislation, the low interest rate environment, and technological challenges negatively impact our members, we may lose a member or members whose business and capital stock investments are significant to our business. This loss of business could negatively impact our business operations, financial condition, and results of operations.

Changes in the perception, status or regulation of GSEs and the related effect on debt issuance could reduce demand or increase the cost of the FHLBs' debt issuance and adversely affect our earnings.

The FHLBs are GSEs organized under the authority of the FHLB Act and are authorized to issue debt securities to fund their operations and finance housing development in the United States. In the past, negative announcements by any of the housing GSEs concerning topics, such as accounting problems, risk-management issues, or regulatory enforcement actions, have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk. Any such negative information or other factors could result in the FHLBs having to pay a higher rate of interest on consolidated obligations to make them attractive to investors, which could negatively affect the FHLBs' results of operations.

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

Failure to scale the size or composition of our balance sheet and our cost infrastructure to the economic environment or member demand for our products, and maintain an appropriate liquidity and funding balance between our assets and liabilities, may have a material adverse effect on our results of operations and financial condition.

During 2017, new MPF Loan purchases moderately exceeded pay downs and maturities within our MPF Loans held in portfolio. However, to the extent our new MPF Loan purchases are insufficient to offset pay downs in the future, our balance sheet would decrease over time. The same risk may apply to our investment securities portfolio in light of our regulatory limitations on purchasing MBS and ABS investments. Additionally, while our advances increased significantly from 2013 through 2017, we cannot predict the volume of future advance borrowings of our members in the longer term. If our increase in expenses outpaces our increase in income, or if we were to become a smaller sized institution, or the composition of our balance sheet significantly changes in some manner, whether as a result of the economic environment or other factors, we would be presented with challenges, such as reducing our cost infrastructure and creating a balance sheet with earning assets that would support that cost infrastructure while providing for future dividends at an appropriate level. Structuring such a balance sheet would be more challenging in a low interest rate environment. In addition, as we incur development and operating costs related to new products and initiatives, we may not generate enough member demand and volume to recover such costs. For example, costs related to operating some of our MPF products exceed the revenue generated by these products to date by an amount that is not currently

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

material but which could become so in the future. Regulatory requirements, including our mission asset ratio requirement, as further described on page 5, may also have an effect on how we manage our balance sheet and cost infrastructure. If we are unable to successfully maintain our balance sheet and cost infrastructure at an appropriate composition and size scaled to member demand, our results of operations and financial condition may be negatively impacted.

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

Under the GLB Act and FHFA regulations, and our Capital Plan, our capital stock is subject to redemption upon the expiration of a five-year redemption period. Only capital stock in excess of a member's or former member's minimum investment requirement that was subject to a redemption request, capital stock of a member that has submitted a notice to withdraw from membership, or capital stock held by a member whose membership has been terminated may be redeemed at the end of the applicable redemption period. Further, we may elect to repurchase excess stock from time to time at our sole discretion without regard to the five-year redemption period. Beginning in 2017, we began repurchasing all excess class B2 membership stock on a weekly basis at par value, although members may continue to request repurchase of excess stock in addition to the automatic weekly repurchase.

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

Our business model is based on the goal of maintaining a balance between our housing mission and our objective to provide a reasonable return on our members' investment in the cooperative. We work to achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay a reasonable dividend on our Class B2 membership stock and a higher dividend on Class B1 activity stock in order to recognize those members that are using advances, which contributes to the overall health of the entire cooperative. See Dividend Payments on page 57. Typically, our capital grows when members are required to purchase additional capital stock as they increase their advances borrowings and our capital declines when we repurchase excess capital stock from members as their advances decline such as through our automatic weekly repurchase program.

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

In addition, in recent years we’ve made substantial changes to our Capital Plan to reduce the cost of membership through reduced membership stock requirements. We also offer the Reduced Capitalization Advance Program (“RCAP”), which reduces a member’s activity stock requirement for certain advances as further discussed in Reduced Capitalization Advance Program on page 54. To the extent that we are unable to maintain our current capital stock requirements and continue to offer RCAP, or to the extent we effect future changes to our capital plan, member utilization of the Bank may be impacted, which in turn may adversely affect our results of operations and financial condition.

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

In July 2017, in connection with proposed modifications to certain FHLB risk-based capital requirements, the FHFA announced it would issue new liquidity requirements in a separate regulatory directive. To date, these liquidity requirements have not yet been formally proposed; however, to the extent that any new regulatory directive increases our liquidity requirements in the future, our business activities and operations could be adversely affected.

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

FHFA regulations annually require us to perform stress tests under various scenarios and make the results of a severely adverse economic conditions test publicly available. The severity of the required scenarios is subject to the FHFA’s discretion. We use such stress tests as part of our capital planning process and evaluate the adequacy of capital resources available to absorb potential losses arising from those risks. While we believe that our capital base is sufficient to support our current operations given our risk profile, future required scenarios, the results of the stress testing process, and the public disclosure thereof may affect our approach to managing and deploying capital, and the public’s perception of us.

In July 2017, the FHFA published a proposed rule that would substantively revise the credit risk component of our risk-based capital requirement, as further discussed in Recent Legislative and Regulatory Developments on page 13. We cannot predict what this proposed rule will look like in its final form, and whether it will have a negative effect on our ability to conduct our business.

A decline and shift in mortgage originations, the shift from a mortgage loan refinancing market to a purchase market, and the loss of certain PFIs in the future may negatively impact our business.

Some forecasts suggest that mortgage originations are expected to decline in the near future, with the bulk of new originations coming from non-bank originators, like “FinTech” companies, who are not members of the FHLBs and therefore not eligible to participate in our MPF Program. To the extent these forecasts are accurate, we may experience a decrease in volume available to purchase from our PFIs. There has also been a shift from a mortgage loan refinancing market, in which our PFIs are more active, to a purchase market, in which our PFIs have been historically less active. To the extent a sufficient number of our PFIs experience a decline in new mortgage originations, we may incur a decrease in volume available to purchase from our PFIs.

During 2017, the top five PFIs, in the aggregate, accounted for 68% of our MPF on balance sheet purchases. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

The loss of key personnel or difficulties recruiting and retaining qualified personnel could adversely impact our business and financial results.

Much of our future success depends on the continued availability and service of senior management personnel. The loss of any of our executive officers or other key senior management personnel could harm our business. Additionally, we must continue to recruit, retain and motivate a qualified and diverse pool of employees, both to maintain our current business, including succession planning, and to execute our strategic initiatives. If we are unable to recruit, retain and motivate such employees to maintain our current business and support our projected growth, our business and financial performance may be adversely affected.

Market Risks

To the extent that our MPF Loan portfolio decreases and as our investment securities mature, we may experience a future reduction in our net interest income, which may negatively impact our results of operations and financial condition.

While new MPF Loan purchases moderately exceeded pay downs of our MPF Loans held in portfolio in 2017, future MPF Loan purchases may be insufficient to offset pay downs and maturities of our MPF Loan portfolio. Moreover, FHFA regulations limit our investments in MBS and ABS as discussed in Investments on page 10. Once we resume purchasing MBS and ABS, any new investments may not be on as favorable terms or generate as much expected income as our maturing investments, on either a risk-adjusted or absolute basis. Thus, our overall earning potential may be negatively impacted to the extent that decreases in our MPF Loan portfolio and investments portfolios are not offset by new purchases.

A sustained period of low interest rates, rapid changes in interest rates, or an inability to successfully manage interest-rate risk could have a material adverse effect on our net interest income.

We realize net interest income primarily from the spread between interest earned on our outstanding advances, MPF Loans, and investments less the interest paid on our consolidated obligations and other liabilities. A very low interest-rate environment could adversely impact us in various ways, including lower market yields on investments and faster prepayments on our investments with associated reinvestment risk. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted as a result. Conversely, when interest rates increase, we may experience extension risk, which is the risk that our mortgage-based investments will remain outstanding longer than expected at below-market yields. Therefore, any rapid change in interest rates could adversely affect our net interest income. See Item 7A. Quantitative and Qualitative

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Disclosures About Market Risk on page 73 for additional discussion and analysis regarding our sensitivity to interest rate changes and the use of derivatives to manage our exposure to interest-rate risk.

Our business and results of operations are affected significantly by the fiscal and monetary policies of the U.S. government and its agencies, including the Federal Reserve Board's policies, which are difficult to predict.  Therefore, our ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of our asset and liability management activities and our level of net interest income. We use a number of measures in our efforts to monitor and manage interest rate risk, including income simulations and duration, market value, and convexity sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is difficult. Key assumptions include, but are not limited to, loan volumes and pricing, market conditions for our consolidated obligations, interest rate spreads and prepayment speeds, implied volatility of options contracts, and cash flows on mortgage-related assets. These assumptions are inherently uncertain and they cannot precisely estimate net interest income and the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Volatility and disruption in the credit markets may have resulted in a higher level of volatility in our interest-rate risk profile and could negatively affect our ability to management interest-rate risk effectively.

We depend on the FHLBs' ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets, including the short-term capital markets due to our increased reliance on discount note funding. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions, such as investor demand and liquidity in the financial markets, which are beyond the control of the FHLBs. The severe financial and economic disruptions during the most recent financial crisis, and the U.S. government’s dramatic measures enacted to mitigate the effects, affected the FHLBs’ funding costs and practices. Our ability to operate our business, meet our obligations, and generate net interest income depends primarily on the ability of the FHLB System to issue debt frequently to meet member demand and to refinance our existing outstanding consolidated obligations at attractive rates, maturities, and call features, when needed. A significant portion of our advances are issued at interest rates that reset periodically at a fixed spread to an FHLB discount note rate-based index, so member demand for such advances may decrease to the extent that the FHLB System is unable to continue to issue debt at attractive rates.

The sale of FHLB consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments and government programs and policies that affect the relative attractiveness of FHLB consolidated obligations. For example, regulations related to capital and liquidity have impacted how debt dealers are managing their balance sheets. In addition, recent money market reform resulted in a significant increase in demand for government funds, agency debt, and FHLBs’ short-term consolidated obligations. While this increased demand benefited the FHLBs’ ability to raise short-term liquidity at attractive costs, such demand may be short-term in nature as money market investor risk and return preferences and money market regulatory requirements could change over time. To the extent that such regulatory changes or other developments impact dealer demand or capacity for FHLB debt, our funding costs and/or access to the capital markets may be adversely affected.

Additionally, we have a significant amount of discount notes outstanding with maturities of one year or less. We are exposed to liquidity risk if there is any significant disruption in the short-term debt markets. If a disruption were prolonged, we may not be able to obtain funding on acceptable terms. Any significant disruption that would prevent us from re-issuing discount notes for an extended period of time as they mature may require us to recognize into income up to $139 million of currently open (as of December 31, 2017) deferred hedge costs out of accumulated other comprehensive income. Without access to the short-term debt markets, the alternative longer-term funding, if available, would increase funding costs and could cause us to increase advance rates, potentially adversely affecting demand for advances. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected. As a result, our inability to manage our liquidity position or our contingency liquidity plan to meet our obligations, as well as the credit and liquidity needs of our members, could adversely affect our financial condition and results of operations, and the value of FHLB membership.

Our funding costs and/or access to the capital markets and demand for certain of our products could be adversely impacted by any changes in the credit ratings for FHLB System consolidated obligations or our individual credit ratings.

FHLB System consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Rating agencies may from time to time change a rating or outlook or issue negative reports. Because all of the FHLBs have joint and several liability for all FHLB consolidated obligations, negative developments at any FHLB may affect these credit ratings or result in the issuance of a negative report regardless of the financial condition and results of operations of the other FHLBs. In addition, because of the FHLBs' GSE status, the credit ratings of the FHLB System, the FHLBs, and consolidated obligations are directly influenced by the long-term sovereign credit rating of the U.S. government.  For example, downgrades to

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

the U.S. sovereign credit rating or outlook may occur if the U.S. government fails to adequately address, based on the credit rating agencies' criteria, its fiscal budget process or statutory debt limit. As a result, if the U.S. sovereign credit ratings or outlooks are downgraded, similar downgrades in the credit ratings or outlook of the FHLBs and FHLB System consolidated obligations would mostly likely occur even though they are not obligations of, nor guaranteed by, the United States.

Future downgrades in credit ratings or outlook may result in higher FHLB funding costs and/or disruptions in access to the capital markets and our ability to maintain adequate liquidity. Any reduction in our individual Bank ratings may also trigger additional collateral posting requirements under certain of our derivative instruments. Further, member demand for certain of our products, such as letters of credit, is influenced by our credit rating and a downgrade of our credit rating could weaken member demand for such products.

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

Our FFELP ABS investments are securitizations of student loans that are guaranteed by guarantee agencies whose guaranties are reinsured by the U.S. Department of Education, or re-securitizations of such FFELP ABS. As of December 31, 2017, we held $4.2 billion of FFELP ABS investments.

We are subject to basis risk on these FFELP ABS because the Department of Education is responsible for making interest subsidy payments at a rate that is different from the 3-month LIBOR rate plus a spread on our FFELP ABS investments. Beginning in 2012, the Department of Education permitted holders of FFELP loans to permanently change this interest subsidy payment index rate from the previous 3-month commercial paper rate to a 1-month LIBOR rate plus a spread. All FFELP ABS that the Bank holds now reflect an interest subsidy payment rate of 1-month LIBOR plus a spread. Although the change in interest subsidy payments from a 3-month commercial paper rate to a 1-month LIBOR rate reduces the volatility in basis risk now that both the ABS and interest subsidy rates are indexed to LIBOR, we remain subject to basis risk to the extent that these different LIBOR tenors do not move together in the future.

Because the loans backing our FFELP ABS investments are supported by the U.S. Department of Education, the ratings of FFELP ABS are generally constrained by the sovereign credit rating of the U.S. government.  In addition, ratings may be impacted by changes in rating agency criteria. For example, rating agencies re-evaluated their methodology around the receipt of final payment on student loans in response to borrower assistance plans which have resulted in slower repayment, in some cases beyond the debt’s original maturity date. To the extent that there are future downgrades to the U.S. sovereign credit rating or other rating agency actions which impact the ratings of our FFELP ABS, it may negatively impact the value of our investments.

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

Changes to, and replacement of, the LIBOR benchmark interest rate could adversely affect our business, financial condition and results of operations.

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. Other financial services regulators and industry groups, including the International Swaps and Derivatives Association (ISDA), are evaluating the possible phase-out of LIBOR and the development of alternate interest rate indices or reference rates.  A mechanism does not yet exist to convert the credit and tenor features of LIBOR into any proposed replacement rate, nor has a market been established which could facilitate such conversion. There is no guarantee that, if such a market were created and functioning at the time of the transition, the transition will be successful. The infrastructure necessary to manage hedging in an alternative reference rate does not yet exist, and any transition from one reference rate to another could also have accounting effects. For example, such a transition could have an effect on our hedge effectiveness, which could affect our results of operations.  Additionally, our risk management measuring, monitoring and valuation tools factor in LIBOR as a reference rate.  Disruptions in the market for LIBOR, and its regulatory framework, could have unanticipated effects on our risk management

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

activities as well. As noted throughout this Form 10-K, many of the Bank’s assets and liabilities are indexed to LIBOR. We are not able to predict whether or when LIBOR publication will be discontinued, whether the proposed alternative or replacement rates will become market standards, or what impact such a transition may be on our business, financial condition, and results of operations.

Credit Risks

Our financial condition and results of operations, and the value of Bank membership, could be adversely affected by our exposure to credit risk.

We are exposed to credit risk principally through advances or commitments to our members, MPF Loans and related exposures, derivatives counterparties, unsecured counterparties, and issuers of investment securities or the collateral underlying them. We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we are unable to fully recover amounts owed on a timely basis. In addition, we have exposure to credit risk because fair value of collateral may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument, or because the value of the collateral may not be what we assigned to it (whether as a result of misrepresentation or inaccurate valuation). We have a high concentration of credit risk exposure to financial institutions and mortgage assets. If we have insufficient collateral before or after an event of default, or we are unable to liquidate the collateral for the value assigned to it in the event of default, we could experience a credit loss, which could adversely affect our financial condition and results of operations.

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

Advances. Despite an improved U.S. economy and housing markets in 2017, some financial institutions, including some of our members, remain under financial stress exposing us to greater risk that one or more of our members may default on their outstanding obligations to us, including the repayment of advances.

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

Derivatives Counterparties. Our hedging strategies are highly dependent on our ability to enter into cleared and uncleared (over-the-counter) derivative instrument transactions with counterparties on acceptable terms to reduce interest-rate risk and funding costs.

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

Federal Funds. We invest in Federal Funds sold in order to ensure the availability of funds to meet members' credit and liquidity needs. Because these investments are unsecured, our credit policies and FHFA regulations restrict these investments to short-term maturities and certain eligible counterparties. If the credit markets experience disruptions, it may increase the likelihood that one of our Federal Funds counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our Federal Funds investments, see Unsecured Short Term Investments on page 70.

Securities Purchased Under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third-party custodian.  If the credit markets experience disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a loss.  See the table in Investment Securities by Rating on page 67 for a summary of counterparty credit ratings for these investments.

Our MPF Program products have different risks than those related to our traditional advances products, which could adversely impact our results of operations.

The MPF Program, as compared to our advances products, is more susceptible to credit losses. As the U.S. housing market continued to improve during 2017, our allowance for credit losses on our MPF Loan portfolio continued to decline consistent with the general positive trends in the housing markets and smaller portfolio of MPF Loans held on our balance sheet. However, to the extent that economic conditions weaken and regional or national home prices decline, we could experience higher delinquency levels and loss severities on our MPF Loan portfolio in the future.

We are exposed to losses on our conventional MPF Loans held in our portfolio through our obligation to absorb losses up to the FLA and to the extent those losses are not recoverable from PFIs from withholding performance based CE Fees (Recoverable CE Fees). Our FLA exposure as of December 31, 2017 is $122 million. The next layer of losses after the FLA is allocated to the PFI, or SMI, as applicable, through the CE Amount. If losses accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA or that may otherwise exceed the PFI's CE Amount and Recoverable CE Fees. Further, the PFIs may experience credit deterioration and default on their credit enhancement obligations, which, to the extent not offset against collateral provided by the PFIs, could cause us to incur additional losses and have an adverse effect on our results of operations.

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

We are exposed to mortgage repurchase liability in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third-party investors under the MPF Direct Product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Loan is viable, we can require the PFI to repurchase that MPF Loan from us or indemnify us for related losses. Under the MPF Direct product, if a PFI is insolvent, our repurchase liability is limited to a PFI’s failure to deliver the required loan documentation and excludes repurchases for breaches of loan level representations and warranties. In addition, if we purchase the ineligible MPF Loan from a PFI of another MPF Bank, the MPF Bank will indemnify us for any losses we may incur. As of December 31, 2017, we had $37 million of repurchase requests and indemnifications outstanding to PFIs related to MPF Xtra loans and no outstanding repurchase requests or indemnifications for our MPF Direct and MPF Government MBS products. Because repurchase requests from third-party investors may be made up until full repayment of a loan rather than when a purported defect is first identified, repurchase requests received as of a particular date may not reflect total repurchase liability for loans outstanding as of that date. In certain circumstances, third-party investors may not make a repurchase or indemnification request until a loan becomes past due or defaults. PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio, as further discussed in Mortgage Repurchase Risk on page 65.
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
We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions, or a natural or man-made disaster, we could experience increased losses. For further information on these concentrations, see Geographic Concentration on page 64.

For a description of the MPF Program, our obligations with respect to credit losses and the PFI's obligation to provide credit enhancement and comply with anti-predatory lending laws, see Mortgage Partnership Finance Program on page 8.

In certain circumstances, we may rely on other FHLBs to manage credit risk related to our former members and credit enhancement and servicing obligations of PFIs located outside of our district, and if those FHLBs failed to appropriately manage this credit risk or enforce a former member’s or PFI’s obligations, we could experience losses.

In certain circumstances, for example when a member leaves the Bank due to a merger and the acquiring entity is a member of another FHLB, the other FHLB may hold and manage the former member's collateral covering advances and any other amounts still outstanding to us. The other FHLB may subordinate to us collateral it receives from the member by entering into an inter-creditor agreement in an amount sufficient to cover our exposure. If the other FHLB were to inappropriately manage the collateral, we could incur losses in the event that the former member defaults. We may, however, have recourse against the other FHLB depending upon the circumstances surrounding our loss.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The occurrence of a major natural or other disaster, especially one affecting our district, could negatively impact our business and results of operations.

The occurrence of a major natural or environmental disaster, terrorist attack, pandemic, or similar event (a “major disruptive event”), especially one affecting our district, could negatively impact our business and results of operations. A major disruptive event that either damages or destroys real estate securing mortgage loans or negatively impacts the ability of borrowers to continue to make principal and interest payments on mortgage loans could increase delinquency rates and default rates, and negatively impact our collateral, MPF Loan portfolio, MBS investments, community investment programs, or cause our members become delinquent or to default on their advances and other credit obligations to us. For example, during the third quarter of 2017, three significant hurricanes impacted the southeastern coasts of the United States and Puerto Rico. While we do not expect that the potential losses resulting from these hurricanes will have a material effect on our financial condition or results of operations in future periods, there can be no assurance that another major disruptive event, depending on its geographic impact, magnitude, scope and nature, will not generate significant losses to our business.

Additionally, a decline in the local economies in which our members operate resulting from a disruptive event could reduce members’ needs for funding, which could reduce demand for our advances. We could be adversely impacted by the reduction in business volume that would arise from a decline in member funding needs.

Operational Risks

Our information systems may experience an interruption or breach in security.

Our operations rely on the secure processing, storage, and transmission of a large volume of personally identifiable information of mortgage loan borrowers, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. We rely heavily on communications, information systems and internet to conduct our business. The continued occurrence of high-profile data breaches at other institutions provides evidence of an external environment with increasing attack vectors and sophisticated methods of personal data infiltration. Other companies have also reported breaches and other attacks, some severe, which have involved targeted attacks intended to disable or degrade service, or sabotage systems. This environment demands that we engage in ongoing monitoring of the effectiveness of our security controls, and implement changes as needed to mitigate security vulnerabilities. Despite these efforts, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information that we or our vendors store and manage. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. Improper disclosure of this information could harm our reputation, lead to legal exposure to borrowers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Additionally, cyberattacks, whether through computer hacking, vandalism, malware, phishing, or computer viruses may lead to shutdowns or disruptions in our systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate or timely preventative measures. Our cyber risk and other insurance might not be sufficient to cover us against claims related to security incidents, breaches, cyberattacks and other related events. Attempting to protect our information technology networks and systems may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train employees, and to engage third party security experts and consultants.

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

Failures or interruptions in our information systems and other technology, our controls, or our operating processes generally, may harm our business, financial condition, results of operations, and reputation.

Our business is dependent upon our ability to interface effectively with other FHLBs, members, PFIs, and other third parties. Our products and services involve a complex and sophisticated operating environment supported by operating systems and technologies, which may be purchased, custom-developed, or out-sourced. Maintaining the effectiveness and efficiency of the technology used in our operations, including our information systems, is dependent on the continued timely implementation of technology solutions (including security patches) and systems necessary to effectively manage the Bank and mitigate risk, which may require significant capital expenditures. If we are unable to maintain or improve these technological capabilities, including retention of key technology personnel and the development of necessary operating and management processes, we may not be able to remain competitive and our business, financial condition, and results of operations may be significantly compromised. To date, we have not experienced any material effect or losses related to significant interruptions in our information systems, cyber attacks or other breaches.

Additionally, failures in our controls, including internal controls over financial reporting, could result from human error, fraud, design flaws, breakdowns in information and computer systems, or natural or man-made disasters. Moreover, lapses in, and inadequacies with respect to, our operating processes, including manual processes and data management, could affect our overall operations, including collateral maintenance. If significant control failure were to occur, or if a significant lapse in any operating process were to occur, it could materially impact our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair the negative effects of such failures. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. A failure in our internal control over financial reporting or a lapse in our operating processes could cause our members to lose confidence in our reported financial information, in our processes, or in us as a whole, subject us to government enforcement actions, and generally, materially, and adversely impact our business and financial condition.

We purchase a significant portion of our data center services, including disaster recovery capabilities, from third-party vendors, and if our vendors fail to adequately perform the contracted services in the manner necessary to meet our needs, our business, financial condition, and results of operations may be harmed. Additionally any failure in the operating systems of the Office of Finance could disrupt our ability to conduct and manage our business.

We have engaged various vendors to provide us with data center outsourcing services that include hardware, software support, and technology services. Any failure, interruption, or breach in security of these systems, or any disruption of service, could result in disruptions in our ability to conduct business. There is no assurance that if or when such failures do occur, that they will be adequately addressed by us or the third party vendors on whom we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, we rely on the Office of Finance to facilitate the issuance and servicing of our consolidated obligations. A failure or interruption of the Office of Finance's operating systems as a result of breaches, cyberattacks, or technological risks could disrupt our access to funds, and may harm our business. Moreover, any operational failure of the Office of Finance could also expose us to the risk of loss of data or confidential information, or other harm, including reputational damage.

The performance of our MPF Loan portfolio depends in part upon third-party servicers and defaults by one or more of these third parties on its obligations to us could adversely affect our results of operations or financial condition.

Mortgage Servicing. We rely on PFIs and third-party servicers to perform mortgage loan servicing activities for our MPF Loans held in portfolio. With respect to the MPF Xtra and MPF Government MBS products, we are contractually obligated to Fannie Mae and Ginnie Mae, respectively, with respect to servicing of the related MPF Loans under certain servicing options.

Servicing activities include collecting payments from borrowers, paying taxes and insurance on the properties secured by the MPF Loans, advancing principal and interest under scheduled remittance options, maintaining applicable government agency insurance or guaranty, reporting loan delinquencies, loss mitigation, and disposition of real estate acquired through foreclosure or deed-in-lieu of foreclosure. If current housing market trends negatively decline, the number of delinquent mortgage loans serviced by PFIs and third party servicers could increase. Managing a substantially higher volume of non-performing loans could create operational difficulties for our servicers. In the event that any of these entities fails to perform its servicing duties, we could experience a temporary interruption in collecting principal and interest or even credit losses on MPF Loans or incur additional costs associated with obtaining a replacement servicer if the servicer fails to indemnify us for its breaches. Similarly, if

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

any of our servicers become ineligible to continue to perform servicing activities under MPF Program guidelines, we could incur additional costs to obtain a replacement servicer. If a PFI servicer fails to perform its servicing responsibilities, we can potentially recover losses we incur from the collateral pledged to us under our Advances, Collateral Pledge and Security Agreement with the PFI; however, the amount of collateral pledged thereunder is not sized to cover a specific amount related to servicing obligations. If a third-party servicer is not one of our members, we would not have this additional remedy.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of January 31, 2018, we occupy 95,105 square feet of leased office space at 200 East Randolph Drive, Chicago, Illinois 60601.  We also maintain 5,518 square feet of leased space for an off-site back-up facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

Item 3. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. Of the three cases that were filed by the Bank, only the action filed in the Circuit Court of Cook County, Illinois remains active. As of December 31, 2017, the remaining litigation covers three private-label MBS bonds in the aggregate outstanding principal amount of $38 million. As of February 28, 2018, Morgan Stanley & Co., Incorporated, and certain of its affiliates, remain as the sole defendants in the Illinois action.

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

Our members, and under limited circumstances former members, own our capital stock. Former members may continue to hold our capital stock when they have withdrawn from membership or have merged with out-of-district institutions. Our members elect our directors. We conduct our business almost exclusively with our members. Our stock can only be acquired and redeemed or repurchased at a par value of $100 per share. Our stock is not publicly traded and no market mechanism exists for the exchange of stock outside our cooperative structure.

We issue only one class of capital stock, Class B stock, consisting of two sub-classes of stock, Class B1 stock and Class B2 stock which, under our Capital Plan has a par value of $100 per share. As of January 31, 2018, we had 19,936,024 shares of capital stock outstanding, including mandatorily redeemable capital stock recorded as a liability, and we had 744 stockholders of record. For details on our Capital Plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Information regarding our cash dividends declared in each quarter in 2016 and 2017, and information regarding regulatory requirements and restrictions on dividends, is set forth in the Retained Earnings & Dividends section on page 57.

The following table presents, by type of institution, the outstanding capital stock holdings of our members and former members. Our capital stock may be redeemed upon five years' notice from the member to the Bank, subject to applicable conditions. For a description of our policies and related restrictions regarding capital stock redemptions and repurchases, see Capital Resources on page 53.

As of	December 31, 2017	December 31, 2016
Commercial banks	$967	$1,148
Savings institutions	174	270
Credit unions	149	164
Insurance companies	152	128
Community Development Financial Institutions	1	1
Total GAAP capital stock	1,443	1,711
Stock reclassified as mandatorily redeemable capital stock (liability)	311	301
Total regulatory capital stock outstanding	$1,754	$2,012

We repurchased capital stock from members totaling $3.1 billion during 2017 and $1.2 billion in 2016, with the 2017 increase driven, in part, by our automatic weekly repurchases.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 6.    Selected Financial Data.

Computation of Ratio of Earnings to Fixed Charges

For the years ended December 31,	2017	2016	2015	2014	2013
Net income (loss)	$317	$327	$349	$392	$343
Total assessments	36	37	39	44	33
Interest expense	1,075	803	744	841	1,061
Earnings, as adjusted	$1,428	$1,167	$1,132	$1,277	$1,437

Fixed charges:
Interest expense	1,075	803	744	841	1,061
Total fixed charges	$1,075	$803	$744	$841	$1,061

Ratio of earnings to fixed charges	1.33	1.45	1.52	1.52	1.35

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Selected Financial Data

As of or for the years ended December 31,	2017	2016		2015	2014	2013
Selected statements of condition data
Investments [a]	$30,683	$28,060		$28,324	$32,745	$36,402
Advances	48,085	45,067		36,778	32,485	23,489
MPF Loans held in portfolio, net	5,193	4,967		4,828	6,057	7,695
Total assets	84,355	78,692		70,671	71,841	68,797
Consolidated obligation discount notes, net	41,191	35,949		41,564	31,054	31,089
Consolidated obligation bonds, net	37,121	36,903		22,582	34,251	31,987
Mandatorily redeemable capital stock (MRCS) recorded as a liability	311	301		8	9	5
Capital stock	1,443	1,711		1,950	1,902	1,670
Retained earnings	3,297	3,020		2,730	2,406	2,028
Total capital	$4,852	$4,695		$4,652	$4,526	$3,765
Other selected data at period end
Member standby letters of credit outstanding	$19,572	$10,828		$6,678	$3,617	$2,103
MPF Loans par value outstanding - FHLB System [b]	51,563	46,293		43,445	43,707	44,812
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	12,484	11,624		10,577	10,767	11,169
FHLB systemwide consolidated obligations par value outstanding	$1,034,260	$989,311		$905,202	$847,175	$766,837
Number of members	720	728		740	751	759
Total employees (full and part time)	460	440		422	405	355
Selected statements of income data
Net interest income after provision for (reversal of) credit losses	$483	$455		$503	$528	$452
Noninterest income	44	76	[c]	23	32	(1)
Noninterest expense	174	167		138	124	75	[d]
Net income	$317	$327		$349	$392	$343
Other selected data during the periods ended
MPF Loans par value amounts funded - FHLB System [b]	$11,915	$10,872		$7,225	$5,387	$8,995
Number of PFIs funding MPF products - FHLB System [b]	909	873		843	819	832
MPF Loans par value amounts funded - FHLB Chicago PFIs [b]	$2,521	$3,145		$1,784	$1,191	$2,409
Number of PFIs funding MPF products - FHLB Chicago [b]	204	191		188	190	190
Selected ratios (rated annualized)
Total regulatory capital to assets ratio	5.99%	6.40%		6.63%	6.01%	5.38%
Market value of equity to book value of equity	107%	108%		108%	114%	116%
Core mission asset ratio [e]	67.3%	66.2%		58.8%	n/a	n/a
Investments - % of total assets	36%	36%		40%	46%	53%
Advances - % of total assets	57%	57%		52%	45%	34%
MPF Loans held in portfolio, net - % of total assets	6%	6%		7%	8%	11%
Dividend rate class B1 activity stock-period paid	3.19%	2.75%		2.31%	1.58%	0.55%
Dividend rate class B2 membership stock-period paid	1.10%	0.60%		0.50%	0.45%	0.30%
Return on average assets	0.38%	0.42%		0.49%	0.55%	0.53%
Return on average equity	6.84%	7.18%		7.65%	9.35%	9.69%
Average equity to average assets	5.58%	5.87%		6.35%	5.83%	5.48%
Net yield on average interest earning assets	0.59%	0.59%		0.72%	0.74%	0.71%
Return on average Regulatory Capital spread to 3-month LIBOR index	5.25%	5.96%		7.55%	9.61%	9.74%
Cash dividends	$40	$37		$25	$14	$6
Dividend payout ratio	12.62%	11.31%		7.16%	3.57%	1.75%

[a]	Include investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]	Includes all MPF products, whether on or off our balance sheet. See Mortgage Partnership Finance Program beginning on page 8 for details on our various MPF products.

[c]	Includes $38 million in litigation settlement awards. See Litigation Settlement Awards on page 44 for further details.

[d]
In 2013 we reversed a $50 million charge (originally recorded as an expense in 2011) after we received approval from the FHFA and our Board of Directors to implement the Community First Fund as a revolving credit facility. See page 11 in Item 1. Business for more information.

[e]
In 2015, the FHFA issued an advisory bulletin that provides guidance relating to a core mission asset ratio by which the FHFA will assess each FHLB's core mission achievement. See page 5 in Item 1. Business for more information.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

2017 Financial Highlights

•	We recorded net income of $317 million in 2017 compared to $327 million in 2016.

•
Net interest income for 2017 was $483 million, which included $29 million of income from investment security prepayments during the period. For 2016, net interest income was $456 million, which included $47 million of income from investment security prepayments during the period. The increase in net interest income for 2017 was primarily the result of an increase in interest rates and growth in interest earning assets.

•	Noninterest income was $44 million in 2017 compared to $76 million for 2016 due to $2 million in litigation settlement awards relating to our MBS portfolio in 2017 compared to $38 million in 2016.

•	Noninterest expense was $174 million for 2017 compared to $167 million for 2016, driven mainly by an increase in compensation and benefits related expenses.

•
Assets were $84.4 billion at year-end 2017 compared to $78.7 billion at year-end 2016. Growth in liquid investments such as Federal Funds sold and securities purchased under agreements to resell, advances, and a small net increase in MPF Loans held in portfolio helped offset the declines in investment securities.

•
Advances outstanding were $48.1 billion in 2017, up 7% from the previous year-end level of $45.1 billion, reflective of member demand for competitive funding to support member investment and loan growth opportunities.

•	MPF Loans held in portfolio increased to $5.2 billion in 2017 compared to $5.0 billion for 2016 as new MPF loan purchases continued to moderately outpace pay down and maturity activity.

•	Total investment securities decreased 18% in 2017 to $17.3 billion, as our investment portfolio continued to pay down.

•	Retained Earnings were $3.3 billion at year-end 2017, up from $3.0 billion at the end of 2016, and we remained in compliance with all of our regulatory capital requirements.

•	Letter of Credit commitments increased to $19.6 billion in 2017, up from $10.8 billion at year-end 2016.

Summary and Outlook

Meeting Member Business Needs

We are committed to offering a suite of products that most appropriately support our members’ businesses. Our success in doing so during 2017 is best illustrated by the growth in our advances and letters of credit products and member participation in MPF Program.

Our practice of providing the benefits of our funding advantage to our members and in designing products to fit our members’ businesses contributed to the strong growth in advances. At year-end 2017, advances stood at $48.1 billion, up 7% from year-end 2016. Letters of credit also experienced significant growth as more members took advantage of those products, particularly the public unit deposit letters of credit. At year-end 2017, 199 members had letters of credit outstanding of $19.6 billion, up 81% from year-end 2016.

In 2017, the number of members that sold their single family mortgages into the MPF Program also rose. We served an increased number of PFIs, many of which are selling into the MPF conventional products. At year-end 2017, MPF Loans outstanding on our balance sheet were $5.2 billion, up 5% from year-end 2016. The Bank also supports other FHLBs and their members and growth also occurred on a total MPF Program level. The number of PFIs participating in the MPF Program grew by 4% and loans outstanding increased by 11% from year-end 2016. The MPF Program celebrated 20 years of providing liquidity to FHLB members during 2017.

Finally, our Board of Directors decided to increase the dividends declared on both classes of stock for the fourth quarter of 2017. We pay a higher dividend per share on Class B1 activity stock than on Class B2 membership stock to reward members that use our advances and, thereby, support the entire cooperative. The higher dividend received by members on Class B1 capital stock also has the effect of lowering their cost of borrowing from us.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Supporting Member Community Investment Goals

Supporting affordable housing is central to our mission to help our members support their communities. In 2017, 192 members reserved over $17.6 million in down payment assistance grants on behalf of approximately 3,122 homebuyers in their communities. Over $26.4 million was awarded through our competitive program to support 46 affordable housing projects located primarily in Illinois and Wisconsin. These awards will help our members’ partners with the acquisition, rehabilitation, and new construction of over 2,366 housing units. Since 1989, we have awarded more than $427 million in competitive Affordable Housing Program grants and more than $173 million in Downpayment Plus grants that have provided down payment and closing cost assistance for income-eligible families.

Our commitment to assisting our members in serving their communities continued to expand in 2017 with the addition of the Community First Capacity-Building Grant Program. This program offers grants of $10,000 to $50,000 to assist qualifying nonprofit lenders to build their financial, operational, and human capital. In 2017, $250,000 was committed through this new program. True to the mission of our Community First platform, these grants are an opportunity to directly provide support to community development organizations working in our members’ communities in an innovative and effective manner.

We have also committed $44 million of the $50 million revolving Community First Fund by year-end 2017 as part of our ongoing effort to directly fund CDFIs and community development loan funds (CDLFs). This past summer, Cinnaire Lending Corporation, a CDFI member of the Bank, became our ninth Fund partner and will use the funds to support multi-family affordable housing and community facilities throughout our district.

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

•
The Asset/Liability Management Committee approves fair value policies and reviews the appropriateness of current valuation methodologies and policies. Model valuation is overseen by the Risk Management Committee of the Board of Directors.

•	The Audit Committee of the Board of Directors oversees the remediation of gaps in models identified as a result of our governance process.

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

The tables on the following page present the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

•
Average Balance: Average balances are calculated using daily balances. Amortized cost basis is used to compute the average balances for most of our financial instruments, including MPF Loans held in portfolio that are on nonaccrual status and available for sale securities. The calculation of the yield on our available for sale securities does not give effect to changes in fair value that are reflected as a component of accumulated other comprehensive income (AOCI). Fair value is used to compute average balances for our trading securities and financial instruments carried at fair value under the fair value option.

•	Total Interest: Total interest includes the net interest income components, as discussed above, applicable to our interest earning assets and interest bearing liabilities.

•	Yield/Rate: Effective yields/rates are based on total interest and average balances as defined above. Yields/rates are calculated on an annualized basis.

•	Any changes due to the combined volume/rate variance have been allocated to volume.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

2017 compared to 2016

	2017			2016			Increase (decrease) due to
For the years ended December 31,	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume		Rate		Net Change
Investment securities	$18,217	$656	3.60%	$21,874	$719	3.29%	$(131)		$68		$(63)
Advances	46,996	560	1.19%	42,545	290	0.68%	53	1	217	1	270
MPF Loans held in portfolio	4,946	213	4.31%	4,721	218	4.62%	10	2	(15)	2	(5)
Federal funds sold and securities purchased under agreements to resell	11,040	115	1.04%	6,238	25	0.40%	50	3	40	3	90
Other interest bearing assets	1,270	14	1.10%	1,501	7	0.47%	(2)	4	9	4	7
Interest bearing assets	82,469	1,558	1.89%	76,879	1,259	1.64%	107	5	192	5	299
Noninterest bearing assets	821			743
Total assets	83,290			77,622

Consolidated obligation discount notes	40,157	527	1.31%	43,303	359	0.83%	(40)	9	208	9	168
Consolidated obligation bonds	37,235	533	1.43%	28,050	411	1.47%	133	10	(11)	10	122
Subordinated notes	—	—	—%	423	24	5.67%	(24)	11	—	11	(24)
Other interest bearing liabilities	907	15	1.65%	831	9	1.08%	1	12	5	12	6
Interest bearing liabilities	78,299	1,075	1.37%	72,607	803	1.11%	83	13	189	13	272
Noninterest bearing liabilities	340			459
Total liabilities	78,639			73,066

Net yield on interest bearing assets	$82,469	$483	0.59%	$76,879	$456	0.59%	$27	17	$—	17	$27

•
Interest income from investment securities declined as MBS/ABS matured or paid down and we were unable to make additional investments in MBS/ABS under FHFA regulatory limits as discussed in Investments on page 10. One of the limits is that our investment in MBS/ABS cannot exceed three times our total regulatory capital. We expect to resume making MBS and ABS investments, sometime in 2018, subject to regulatory limitations.

•
Interest income from advances increased primarily due to a rise in interest rates, which resulted primarily from rate hikes by the Federal Reserve Bank in 2017. Interest income also increased as a result of higher member demand for advances.

•
Interest income from MPF Loans held in portfolio declined due to lower average interest rates. The decline resulted from maturing higher yield MPF Loans being replaced with new lower yield MPF Loans. The new MPF Loans offset the decline by increasing the amount of MPF Loans outstanding.

•
Interest income from Federal Funds sold and securities purchased under agreements to resell increased both due to higher volumes outstanding and increases in interest rates by the Federal Reserve Bank. The increase in the amounts of these liquid assets reflects the increase in mission related assets on our balance sheet.

•
Interest expense on our shorter termed consolidated obligation discount notes increased due to rising short term interest rates but was partially offset as we shifted a portion of our funding to longer termed consolidated obligation bonds in 2017.

•
Interest expense on our consolidated obligation bonds increased as we shifted a portion of our funding, on a daily average basis over the two years, to longer termed bonds. The rates on these bonds declined slightly in 2017 compared to 2016, primarily due to our increasing use of variable rate debt, which carries a lower interest rate than fixed rate debt. The average amount of variable rate debt outstanding in 2017 was approximately double that of 2016. See Note 10 - Consolidated Obligations to the financial statements for details.

•	Our subordinated notes were paid off on June 13, 2016.

For details of the effect our fair value and cash flow hedge activities had on our net interest income see Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on page 43.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

2016 compared to 2015

	2016			2015			Increase (decrease) due to
For the years ended December 31,	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume		Rate		Net Change
Investment securities	$21,874	$719	3.29%	$24,408	$805	3.30%	$(84)		$(2)		$(86)
Advances	42,545	290	0.68%	33,306	181	0.54%	62		47		109
MPF Loans held in portfolio	4,721	218	4.62%	5,323	256	4.81%	(28)		(10)		(38)
Federal funds sold and securities purchased under agreements to resell	6,238	25	0.40%	6,254	8	0.13%	—		17		17
Other interest bearing assets	1,501	7	0.47%	1,466	2	0.14%	—		5		5
Interest bearing assets	76,879	1,259	1.64%	70,757	1,252	1.77%	99	1	(92)	1	7
Noninterest bearing assets	743			1,054
Total assets	77,622			71,811

Consolidated obligation discount notes	43,303	359	0.83%	36,274	294	0.81%	58		7		65
Consolidated obligation bonds	28,050	411	1.47%	28,955	396	1.37%	(14)		29		15
Subordinated notes	423	24	5.67%	944	54	5.72%	(30)		—		(30)
Other interest bearing liabilities	831	9	1.08%				9		—		9
Interest bearing liabilities	72,607	803	1.11%	66,173	744	1.12%	66	1	(7)	1	59
Noninterest bearing liabilities	459			1,080
Total liabilities	73,066			67,253

Net yield on interest-earning assets	$76,879	$456	0.59%	$70,757	$508	0.72%	$40	1	$(92)	1	$(52)

•	Interest income from investment securities declined primarily due to the reduction in average balances as securities matured or paid down.

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

•
Interest income from MPF Loans held in portfolio declined primarily due to the reduction in average balances as MPF Loans continued to paydown during 2016; however, the decline in interest income on MPF Loans held in portfolio in 2016 was smaller compared to the decline in 2015. This is because MPF Loan purchases outpaced MPF Loan paydowns in the second half of 2016, which resulted in a small net increase in the current balance of MPF Loans held in portfolio at the end of 2016 compared to the end of 2015. Additionally, the paydown of our higher interest rate MPF Loans held in portfolio contributed to the decline in interest income from MPF Loans held in portfolio.

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

•
For details of the effect our fair value and cash flow hedge activities had on our net interest income during 2016 and 2015 see Derivatives and Hedging Activities, and Instruments Held at Fair Value Option on page 43.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest income

For the years ended December 31,	2017	2016	2015
Derivatives and hedging activities	$8	$1	$(16)
Instruments held under fair value option	(2)	5	8
Litigation settlement awards	2	38	13
MPF fees,	20	,	17	and	11	from other FHLBs	28	27	17
Other, net	8	5	1
Noninterest income	$44	$76	$23

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

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Year ended December 31, 2017
Recorded in net interest income	$(22)	$(90)	$(6)	$(168)	$28	$—	$(258)
Recorded in derivatives & hedging activities	6	(8)	7	3	(1)	1	8
Recorded on instruments held under fair value option	(5)	—	(4)	—	7	—	(2)
Recorded in other, net	—	1	—	—	—	—	1
Total net effect gain (loss) of hedging activities	$(21)	$(97)	$(3)	$(165)	$34	$1	$(251)

Year ended December 31, 2016
Recorded in net interest income	$(60)	$(122)	$(9)	$(195)	$59	$—	$(327)
Recorded in derivatives & hedging activities	14	1	6	2	(22)	—	1
Recorded on instruments held under fair value option	(7)	—	(4)	(2)	18	—	5
Recorded in other, net	—	(2)	—	—	—	—	(2)
Total net effect gain (loss) of hedging activities	$(53)	$(123)	$(7)	$(195)	$55	$—	$(323)

Year ended December 31, 2015
Recorded in net interest income	$(74)	$(146)	$(13)	$(242)	$202	$—	$(273)
Recorded in derivatives & hedging activities	(2)	(13)	3	9	(13)	—	(16)
Recorded on instruments held under fair value option	(2)	—	(1)	2	9	—	8
Recorded in other, net	—	(1)	—	—	—	—	(1)
Total net effect gain (loss) of hedging activities	$(78)	$(160)	$(11)	$(231)	$198	$—	$(282)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Litigation settlement awards

Litigation settlement awards were not material in 2017. In 2016 we received $38 million in settlement awards on our ongoing litigation related to our investment in private label mortgage backed securities as further discussed in Note 5 - Investment Securities - Ongoing Litigation to the financial statements on page F-31.

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume based fee for us to provide services related to their on balance sheet MPF Loans. MPF fees also include income from off-balance sheet MPF Loan products and other related transaction fees. These fees offset a portion of the expenses we incur to administer the program. MPF fees have grown as off balance sheet MPF Loan volume increases.

Other, net

Other, net consists primarily of fee income we earn from member standby letters of credit products, as noted in Item 6. Selected Financial Data, where balances outstanding have grown.

Noninterest Expense

For the years ended December 31,	2017	2016	2015
Compensation and benefits	$100	$94	$81
Operating expenses	62	60	51
Other	12	13	6
Noninterest expense	$174	$167	$138

Compensation and benefits

Compensation and benefits increased due to increased employee headcount and increases in salaries and wages. We had 460 employees as of December 31, 2017, compared to 440 as of December 31, 2016, and 422 as of December 31, 2015. Our primary benefit is the Pension Plan. See Note 15 - Employee Retirement Plans to the financial statements for further details.

Operating expenses

Operating expenses continued to increase primarily due to increased information technology infrastructure and security spending, although the rate of the increase was less in 2017 than in 2016.

Other

Other consists primarily of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages our consolidated obligation debt issuances of the FHLBs. These costs have been steady at $9 million, $8 million, and $8 million for 2017, 2016, and 2015. In addition, Other includes legal fees we incurred related to settlements as noted in Litigation settlement awards on the top of the page. These legal costs were $2 million, $5 million, and $2 million for 2017, 2016, and 2015. In addition, Other includes MPF related non-operating expenses/gains on the sale of real estate owned.

Assessments

We record the Affordable Housing Program (AHP) assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements for further details.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	For the years ended December 31,			Balance remaining in AOCI as of
For the years ended December 31,	2017	2016	2015	December 31, 2017
Net unrealized gain (loss) available-for-sale securities	$(52)	$(199)	$(402)	$407
Noncredit OTTI held-to-maturity securities	34	40	47	(143)
Net unrealized gain (loss) cash flow hedges	165	151	117	(147)
Postretirement plans	1	—	(7)	(5)
Other comprehensive income (loss)	$148	$(8)	$(245)	$112

Net unrealized gain (loss) on available-for-sale securities

The net unrealized loss on our available for sale (AFS) portfolio for 2017 is attributable to the reversal of net unrealized gains from prior reporting periods. The net unrealized gains on our AFS securities reverse as these securities approach maturity. This is because we expect to receive par value at the maturity of these AFS securities. The smaller unrealized loss during 2017 compared to 2016 and 2015 resulted from slight increases in longer term market interest rates from year to year. As of December 31, 2017, we had a net unrealized gain balance remaining in AOCI attributable to our AFS portfolio.

Noncredit OTTI on held-to-maturity securities

We recorded unrealized noncredit impairments on held-to-maturity securities during the last financial crisis. As the market has recovered and because we intend to hold these securities to maturity, we are recording accretion to write back up the carrying amount of the securities, reversing the remaining loss balance in AOCI. The annual accretion gains declined in 2017 and are expected to continue to decline as the securities near maturity.

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges during the three years presented resulted from an increase in shorter term interest rates as a result of actions by the Federal Reserve Bank.

For further details on the activity in our Other Comprehensive Income (Loss) see Note 14 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

As of	December 31, 2017	December 31, 2016
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$13,378	$7,376
Investment securities	17,347	21,035
Advances	48,085	45,067
MPF Loans held in portfolio, net of allowance for credit losses	5,193	4,967
Other	352	247
Assets	$84,355	$78,692

Consolidated obligation discount notes	$41,191	$35,949
Consolidated obligation bonds	37,121	36,903
Other	1,191	1,145
Liabilities	79,503	73,997
Capital stock	1,443	1,711
Retained earnings	3,297	3,020
Accumulated other comprehensive income (loss)	112	(36)
Capital	4,852	4,695
Total liabilities and capital	$84,355	$78,692
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

The increase in the amounts of these liquid assets reflects the increase in mission related assets on our balance sheet.

Investment Securities

Investment securities declined as securities matured or paid down and were not replaced, as noted in Results of Operations on page 41.

Advances

Advances increased to the highest outstanding balance in our history in 2017 due to strong market demand for funding in our district. While advance demand is strong, it is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table sets forth the current period par amount of advances outstanding for the five largest advance borrowers:

As of		December 31, 2017
One Mortgage Partners Corp.	[a]	$11,000	22.9%
The Northern Trust Company		6,000	12.5%
BMO Harris Bank, NA		5,975	12.4%
Associated Bank, NA		3,184	6.6%
State Farm Bank, F.S.B.		2,349	4.9%
All other borrowers		19,512	40.7%
Total par value		$48,020	100.0%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

The following table presents outstanding advances by type of institution. Former members may withdraw from membership or merge with out-of-district institutions but continue to hold advances.

As of	December 31, 2017	December 31, 2016
Members
Commercial banks	$24,276	$22,672
Savings institutions	3,900	4,950
Credit unions	1,584	1,044
Insurance companies	18,203	16,220
Community Development Financial Institutions	32	10
Members total	47,995	44,896
Former members and Housing Associates	25	69
Total at par	48,020	44,965
Fair value hedging and other adjustments	65	102
Balance on the statements of condition	$48,085	$45,067

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

We had a small net increase in our outstanding MPF Loans from prior year end, as our purchases of new loans during 2017 offset maturities and paydowns experienced in our MPF Loan portfolio.

In addition to our MPF Loans held in portfolio, we have MPF Loan held for sale products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS. Demand for these products systemwide also increased.

Hurricanes and California Wildfires

During the third quarter of 2017, three significant hurricanes impacted the southeastern coasts of the United States and Puerto Rico. We also monitored the significant wildfires in California that occurred in October 2017. These events did not have a material impact on our financial condition or results of operation in 2017. Based on the information currently available, we do not expect that the potential losses resulting from these events will have a material effect in future periods. If additional information becomes available indicating that any of our assets have been impaired and the amount of the loss can be reasonably estimated, we will record appropriate reserves at that time.

Additionally, in response to the hurricanes and California wildfires, we communicated to mortgage loan servicers of our conventional MPF Loans held in portfolio that special relief would be available for certain borrowers, including forbearance or temporary suspension of mortgage payments for up to 90 days for borrowers whose income is affected by the disaster or for borrowers whose property is located in a FEMA disaster designated area. To assist individuals and households displaced by the hurricanes, we have announced that vacant AHP-assisted rental units may be temporarily leased to displaced individuals/households, regardless of income.

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

•
Our ability to use Federal Funds sold is restricted under our current policy and FHFA regulations. Specifically, we restrict these investments to short maturities and eligible counterparties as discussed in Unsecured Short Term Investments on page 70 because such investments are unsecured. If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligation to us, these investments would not satisfy our liquidity needs and we may incur a loss.

•
Securities purchased under agreements to resell are secured by marketable securities held by a third-party custodian.  If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligations to us, these investments would not satisfy our liquidity needs if the collateral pledged to secure those obligations has decreased in value. In such cases, we also may suffer a loss.  See Investment Securities by Rating on page 67 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity from investing activities include trading securities, maturing advances, and maturing MPF Loans.

Liquidity from Debt

Our source of liquidity from debt is the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures
We use different measures of liquidity as follows:
Overnight Liquidity - Our overnight liquidity requirement is established by our Asset/Liability Committee. Currently, our Asset/Liability Management Policy (ALM Policy) requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. Under our ALM Policy, overnight liquidity includes money market assets, Federal Funds sold, paydowns of advances, MPF Loans with one day to maturity, and inter FHLB loans with one day to maturity. As of December 31, 2017, our overnight liquidity was $16.3 billion or 19.3% of total assets. This amount represents excess overnight liquidity of $13.3 billion over the minimum threshold of 3.5% of total assets.
Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2017, we had excess liquidity of $43.3 billion to support member deposits.

Contingency Liquidity - FHFA regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market. Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions that are considered to be of investment quality. Our ALM Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion. Our net liquidity in excess of our total uses and reserves over a cumulative

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

five-business-day period was $18.0 billion as of December 31, 2017.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain daily liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the five business day contingency liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. We may fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see Risk Factors on page 16.

In July 2017, the FHFA announced it would issue new liquidity requirements as further discussed in Recent Legislative and Regulatory Developments on page 13. To the extent that new regulatory directives increase our liquidity requirements in the future, our business activities and operations could be adversely affected.

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

	MPF Loans Held in Portfolio	Investment Securities
As of December 31, 2017		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$841	$1,558	$1,896
After one year through five years	2,070	8,854	2,078
After five years through ten years	1,228	1,426	435
After ten years	981	570	114
Total	$5,120	$12,408	$4,523

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 16.

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

Funding

We maintained ready access to funding throughout 2017.

Conditions in Financial Markets

In December 2017, the Federal Open Market Committee (FOMC) raised the target range for the federal fund rate by 25 basis points to a range of 1.25 percent to 1.50 percent.  This is the fourth hike following 25 basis points increases in each of December 2016, March 2017, and June 2017.  Additionally, in September 2017, the FOMC initiated its balance sheet normalization program to shrink its balance sheet by reducing reinvestment purchases of U.S. Treasuries and agency mortgage-backed securities. It appears that the FOMC is continuing to normalize policy rates in a gradual manner.  The markets anticipate another 25 basis

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

point increase in the target range for the federal fund rate in the first quarter of 2018.

We maintained ready access to funding throughout 2017.  However, the U.S. Treasury has projected that the statutory “debt ceiling” limit could be reached in the first quarter of 2018. In preparation for the possibility of disorderly markets caused by potential debt defaults of the U.S. Government, we will be monitoring our liquidity position.

Liquidity Analysis - Statement of Cash Flows

Our assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for their community investment activities.  Our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe the cash flows from our operating and financing activities are sufficient to fund both our operating and investing liquidity needs.

Cash flows from operating activities with significant year over year changes

For the years ended December 31,	2017	2016	Change	2015	Change
Net income	$317	$327	$(10)	$349	$(22)
Change in net fair value on derivatives and hedging activities	311	192	119	326	(134)
Other	(88)	(37)	(51)	(105)	68
Net cash provided by (used in) operating activities	$540	$482	$58	$570	$(88)

The net cash flows provided by our operating activities was $540 million. This amount was primarily driven by our net income as adjusted by noncash transactions and partially offset by net cash outflows attributable to the securitizations of mortgage loans. The increase in net cash provided by operating activities in 2017 as compared to 2016 of $58 million primarily resulted from the noncash adjustment attributable to the change in fair value of derivatives and hedging activities, which was partially offset by the change in net cash flows from the securitizations of mortgage loans.

For 2016 compared to 2015, the $(88) million change in net cash provided by (used in) operating activities primarily resulted from the change in the fair value of our derivative instruments partially offset by reduced cash outflows from other operating assets and liabilities.
Cash flows from investing activities with significant year over year changes

For the years ended December 31,	2017	2016	Change	2015	Change
Net cash flows on interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$(6,311)	$(3,298)	$(3,013)	$1,758	$(5,056)
Net cash flows on investment securities	3,604	3,329	275	2,261	1,068
Net cash flows on advances	(3,055)	(8,361)	5,306	(4,301)	(4,060)
Net cash flows on MPF Loans held in portfolio	(233)	(142)	(91)	1,220	(1,362)
Other	21	33	(12)	31	2
Net cash provided by (used in) investing activities	$(5,974)	$(8,439)	$2,465	$969	$(9,408)

Our investing activities predominantly include advances, MPF Loans held in portfolio, investment securities, and other short-term interest-earning assets.

Net cash used in investing activities for 2017 decreased by $2.5 billion compared to 2016 primarily from a net decrease in cash outflows on advances, offset by a increase in cash outflows on liquid assets (to match the increase in mission related assets on our balance sheet).

For 2016 compared to 2015, the $(9.4) billion change in net cash provided by (used in) investing activities primarily resulted from our continued emphasis on being member focused by acquiring liquid investment assets to meet the needs of our members, funding advances to our members, and resuming the purchase of MPF Loans to be held in portfolio.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash flows from financing activities with significant year over year changes

For the years ended December 31,	2017	2016	Change	2015	Change
Net cash provided by (used in) financing activities -
Net cash flows on discount notes	$5,216	$(5,627)	$10,843	$10,495	$(16,122)
Net cash flows on consolidated obligation bonds	209	14,455	(14,246)	(11,679)	26,134
Payments for retiring of subordinated debt	—	(944)	944	—	(944)
Net cash flows on capital stock	(263)	61	(324)	50	11
Other	(37)	(136)	99	(248)	112
Net cash provided by (used in) financing activities	$5,125	$7,809	$(2,684)	$(1,382)	$9,191

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from the net increases in our consolidated obligation discount notes and consolidated obligations bonds were primarily utilized to fund the net increases in our investing activities as noted above.

Net cash provided by financing activities changed by $(2.7) billion compared to 2016. Although we issued more consolidated obligations in 2017, net cash provided decreased due to the additional funding of advances to our members and the repurchase of capital stock from our members. We began repurchasing all excess Class B2 membership stock on a weekly basis at par in 2017.

For 2016 compared to 2015, the $9.2 billion change in net cash provided by (used in) financing activities primarily resulted from a net increase in our consolidated obligation debt outstanding to fund the increases in investing activities (with a shift in funding from our consolidated obligation discount notes to consolidated obligation bonds) and the retirement of our subordinated notes.

Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2017, our consolidated obligations were rated AA+ (with outlook stable) by S&P and Aaa (with outlook stable) by Moody's. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

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

	Discount Notes (carrying amount)			Short-Term Consolidated Obligation Bonds (par value)
As of or for the years ended December 31,	2017	2016	2015	2017	2016	2015
Outstanding at period end	$41,191	$35,949	$41,564	$9,595	$11,365	$—
Weighted average rate at period-end	1.23%	0.46%	0.22%	1.33%	0.61%	—%
Daily average outstanding for the year-to-date period	$40,157	$43,303	$36,274	$11,790	$7,050	$458
Weighted average rate for the year-to-date period	0.88%	0.28%	0.14%	0.75%	0.44%	0.07%
Highest outstanding at any month-end during the year-to-date period	$45,460	$46,528	$45,817	$12,990	$12,165	$3,000

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

At December 31, 2017, we had eligible assets free from pledges of $84.2 billion, compared to our outstanding consolidated obligations of $78.3 billion.

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

The following table presents average deposit balances and the rate paid for the past three years.

For the years ended December 31,	2017	2016	2015
Average outstanding interest bearing	$599	$602	$625
Average outstanding non-interest bearing	56	55	47
Interest expense	5	1	—
Weighted average rate interest bearing	0.88%	0.23%	0.02%

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

The following table reflects the ranges of capital stock requirements permitted under our Capital Plan and requirements during 2017.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Capital Plan Requirement during 2017		Range Permitted under Capital Plan [d]
Membership Stock Requirement	0.40% of a member’s mortgage assets	0.20% to 2% of a member's mortgage assets, with a minimum requirement of $10,000
Cap on Membership Stock Requirement	$5 million [b]	The lesser of (1) a dollar cap set by the Board within a range of $10,000 and $75 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31.
Activity Stock Requirement for Advances	4.5% of outstanding advances [c]	4% to 6% of a member's outstanding advances, although the requirement may be set as low as 2% for those advances made through our Reduced Capitalization Advance Program (RCAP)
B2/B1 Threshold [a]	$10,000	$10,000 to $75 million

[a]	The amount of a member’s Class B2 stock that exceeds this “threshold” and is necessary to support advance activity is automatically converted to Class B1 stock.

[b]	A member's investment in membership stock is subject to a cap.

[c]	The activity stock requirement applies to all outstanding and new advances other than those advances made through the Bank’s RCAP.

[d]	Ranges reflected above are from our current Capital Plan, as last amended and restated effective October 1, 2015.

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

Reduced Capitalization Advance Program

During 2017, we continued to offer our Reduced Capitalization Advance Program (RCAP), which allows members to borrow both short-term and long-term advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of December 31, 2017, RCAP advances outstanding total $24.7 billion to 158 members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

As of	December 31, 2017	December 31, 2016
Capital stock	$1,443	$1,711
Mandatorily redeemable capital stock (MRCS) recorded as a liability	311	301
Retained earnings	3,297	3,020
Total permanent capital	$5,051	$5,032

Credit risk capital	$643	$705
Market risk capital	184	132
Operations risk capital	248	251
Total risk based capital requirement	$1,075	$1,088

Excess permanent capital stock over risk based capital requirement	$3,976	$3,944

On July 3, 2017, the FHFA published a proposed rule which, if adopted, would substantively revise the credit risk component of the risk-based capital requirement for FHLBs as further discussed in Recent Legislative and Regulatory Developments on page 13.

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
Capital Amounts

The following tables, respectively, presents our five largest holders of regulatory capital stock and reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded as a liability in the statements of condition.

As of December 31, 2017	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Harris Bank, N.A.	$269	[a]	15.3%	$—
One Mortgage Partners Corp.	245		14.0%	245
The Northern Trust Company	170		9.7%	—
State Farm Bank, F.S.B.	91		5.2%	—
Associated Bank, N.A.	90		5.1%	—
All other members	889		50.7%	66
Regulatory capital stock	$1,754		100.0%	$311

	December 31, 2017		December 31, 2016	Change
Capital Stock	$1,443		$1,711	$(268)
MRCS	311		301	10
Regulatory capital stock	1,754		2,012	(258)

Capital stock	$1,443		$1,711	$(268)
Retained earnings	3,297		3,020	277
Accumulated other comprehensive income (loss)	112		(36)	148
GAAP capital	$4,852		$4,695	$157

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Accumulated other comprehensive income (loss) in the above table consists of changes in market value of various balance sheet accounts where the change is not recorded in earnings but are instead recorded in equity capital as the income (loss) is not yet realized. For details on these changes please see Note 14 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Although we had no OTTI year to date in 2017, credit deterioration may negatively impact our remaining private label MBS portfolio.  We cannot predict if or when impairments will occur, or the impact these impairments may have on our retained earnings and capital position.

Components of total GAAP capital changed for the following reasons:

•
The decrease in capital stock corresponds to our members' use of the Reduced Capitalization Advance Program; and our weekly repurchase of all excess Class B2 membership stock; see Reduced Capitalization Advance Program on page 54 and Repurchases of Excess Capital Stock on the next page.

•	Total retained earnings increased due to our net income less dividends paid; see Statements of Capital on page F-7 for details.

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

Repurchase of excess capital stock held by members is subject to compliance with the following financial and capital thresholds both before and after repurchase:

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

Retained Earnings and Dividend Policy

Our Board of Directors has adopted a Retained Earnings and Dividend Policy (Policy) which, as last updated in October 2017, establishes a target for retained earnings to provide a cushion against the potential for loss that could impact shareholder value. Specifically, the Policy requires us to establish an overall target for retained earnings incorporating the following components:

•
Risk-based targets based on estimates using the greater of (1) modified regulatory-based estimates with components for credit risk and market risk, (2) results of our annual stress test, and (3) parametric value-at-risk estimates for credit and market risk. Each of these risk-based alternatives incorporates additional estimates for exposures related to (1) operational risk, (2) deterioration in market value resulting in the ratio of the Bank’s market-to-book value of equity on a U.S. GAAP basis of less than 100%, (3) repurchase risk arising from obligations to third party investors from loans originated under the MPF Program, (4) settlement risk relating to unsettled consolidated obligations and investment securities, (5) accounting risk related to hedge accounting and OTTI accounting and (6) the amount of loans outstanding under the Bank’s Community First Fund;

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

	B1 Activity Stock		B2 Membership Stock
Quarter in which dividend was declared (recorded) and paid	Dividends	Annualized Rate	Dividends	Annualized Rate
2017
1st quarter	$8	3.00%	$1	0.85%
2nd quarter	9	3.15%	1	1.05%
3rd quarter	10	3.30%	—	1.25%
4th quarter	11	3.30%	1	1.25%
Total	$38	3.19%	$3	1.10%
2016
1st quarter	$8	2.60%	$1	0.60%
2nd quarter	9	2.80%	1	0.60%
3rd quarter	8	2.80%	1	0.60%
4th quarter	8	2.80%	1	0.60%
Total	$33	2.75%	$4	0.60%

On January 23, 2018, our Board of Directors increased the dividend declared per share on both sub-classes of capital stock. Based on our financial results for the fourth quarter of 2017, the Board declared a cash dividend of 3.50% (annualized) for Class B1 activity stock (an increase of 20 basis points compared to the prior quarter) and a cash dividend of 1.50% (annualized) for Class B2 membership stock (an increase of 25 basis points compared to the prior quarter). This dividend, including dividends on mandatorily redeemable capital stock, totaled $15 million and was paid on February 15, 2018. The Board determined that our earnings for the fourth quarter of 2017 coupled with recent rising market interest rates - both short term and long term - merit the increased dividends.

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

Contractual Cash Obligations

We enter into various contractual obligations that require us to make future cash payments. The following table summarizes our long-term contractual cash payments due by period:

	Contractual Cash Payments Due by Period
As of December 31, 2017	Less than 1 year	1-3 years	3-5 years	After 5 years	Total [a]
Consolidated obligation bonds	$16,616	$10,653	$6,562	$3,516	$37,347
Mandatorily redeemable capital stock	1	3	9	298	311
MPF delivery commitments	371	—	—	—	371
Other	5	9	9	18	41
Total contractual cash obligations	$16,993	$10,665	$6,580	$3,832	$38,070

[a]	Total excludes projected contractual interest payments for consolidated obligation bonds of $2.2 billion.

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

Governance and Control Activities
The Board of Directors has established Bank-wide policies governing operational risk, which include an Enterprise Risk Management Policy and an Enterprise Operational Risk Management Policy. Primary oversight responsibility for operational risk is vested with our management level Operational Risk Oversight Committee. Responsibilities of this committee include, but are not limited to, oversight and review of Bank-wide operational risks such as the management of business continuity, technology (including information security) risks, issues or updates, operational aspects of new business activities, analysis and mitigation of any operational loss, vendor management, oversight and direction to our compliance activities, and oversight to internal controls and procedures in compliance with the Sarbanes-Oxley Act of 2002. This Committee monitors the performance of these operational activities by reviewing management reports prepared by the responsible business manager on a periodic basis. Also, the Committee monitors the effectiveness of operational controls through the reporting of critical operational losses, events, risk assessments, operational risk metrics, and a quarterly certification of operational and internal controls over financial reporting.
Our executive officers provide periodic reports, as appropriate, to the following Board committees: Risk Management Committee, Operations and Technology Committee, and the Audit Committee.
Business Continuity
In order to ensure our ability to provide liquidity and service to our members and PFIs, we have business resumption plans designed to restore critical business processes and systems in the event of business interruption. We have transitioned key information systems infrastructure to vendors with reliable and consistent data recovery capabilities as well as more optimal geographic diversity to provide a more resilient technology infrastructure. We are party to a reciprocal arrangement with the FHLB Dallas to recover operations supporting key banking activities. Both the FHLB Dallas and our off-site recovery plans are subject to periodic testing.

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

Managing Our Credit Risk Exposure Related to Member Credit Products

Our member credit products credit risk exposure includes our secured credit extensions, such as advances, letters of credit, and related extensions of credit to members. See Note 6 - Advances and Note 17 - Commitments and Contingencies to the financial statements for further details on member credit products. We lend to our members in accordance with federal statutes and FHFA regulations. We manage our credit exposure to our member credit products using a risk-based integrated approach as discussed below. We utilize conservative collateral/lending policies to limit risk of loss while balancing members' needs for a reliable source of funding.

Establishing Credit Limits - Under our credit policy, a member’s initial credit limit is set at 35% of their total assets, subject to modifications up or down based primarily on the following factors:

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

Member Credit Outstanding - We track total credit risk with our members. The total credit risk concentrated with members with 10% or more of our total member credit outstanding is as follows:

As of December 31, 2017	Total Credit Outstanding		% of Total
One Mortgage Partners Corp	$23,494	[a]	34.7%
BMO Harris Bank, NA	6,975		10.3%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $48.0 billion were advances (par value) and $19.6 billion were letters of credit at December 31, 2017, compared to $45.0 billion and $10.8 billion at December 31, 2016.

	December 31, 2017					December 31, 2016
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Value
1-3	495	97%	$67,105	99%	$116,810	483	97%	$55,750	100%	$106,814
4	7	1%	498	1%	577	7	1%	47	—%	103
5	11	2%	120	—%	234	11	2%	140	—%	390
Total	513	100%	$67,723	100%	$117,621	501	100%	$55,937	100%	$107,307

The majority of members assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of members assigned a 5 rating were required to deliver collateral to us or a third party custodian on our behalf.

Nature and Amount of Collateral Pledged - Collateral arrangements may vary by type of member (e.g., depository versus non-depository institutions), lien structure, member credit quality, collateral availability, collateral type, results of periodic on-site reviews of collateral, and overall member credit exposure. The FHLB Act requires us to obtain sufficient collateral to fully secure member credit products. Eligible collateral includes whole first mortgages on improved residential property, or non-agency securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies (includes MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FHLB consolidated obligations); cash or deposits; and other real estate related collateral (includes home equity loans and lines of credit and

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

commercial real estate) that has a readily ascertainable value, can be reliably discounted to account for liquidation risk and can be liquidated in due course and that we can perfect a security interest in such collateral. We also accept pledges of secured business, farm, or agri-business loans from community financial institutions (CFIs), which is permitted under the FHLB Act.

In certain circumstances, such as when a member's membership is terminated due to a merger and the acquiring entity is a member of another FHLB; the other FHLB may agree to manage the former member's collateral covering advances and any other amounts still outstanding to us. The other FHLB will usually subordinate to us either certain collateral it receives from the member or certain categories of collateral. Likewise, if one of our members were to acquire the member of another FHLB, we may agree to manage the collateral for the other FHLB and subordinate our security interest in a certain category of collateral.

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

•
For loans, we multiply the applicable margin by the unpaid principal balance of pledged loans, along with any applicable percentage applied to adjust for ineligible loans found during a member’s collateral review.

▪	In general members pledging loan collateral via blanket reporting will receive the maximum margins we publish based on the unpaid principal balance.

▪
Members with listed and/or delivered loan collateral will generally receive the margins we publish, which will be applied as a percentage to the lower of par or market value of the unpaid principal balance of the reported loan collateral.

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

We generally require members to pledge collateral under a blanket lien under which our security interest in collateral is automatically released when the member has sold or otherwise transferred its interest in the collateral (unless otherwise notified by us) and such collateral is not required to secure a member’s outstanding credit obligations and we have not required the member to list or deliver such collateral. Under the Advances, Collateral Pledge and Security Agreement with our members, a member must maintain collateral with a collateral value to fully cover its credit outstanding. If the collateral does not have collateral value sufficient to cover the credit outstanding, we require a member to pledge other assets as collateral to cover the shortage, this includes the pledging of types of collateral that are outside of our eligibility criteria. As a result, we may require listing or delivery of the additional collateral from the member at any time while there is credit outstanding. Additionally, we have a lien on their capital stock in us.

The method by which a member reports collateral is dependent upon the collateral status to which it is assigned, as well as the type of collateral being pledged. In order for a member to have borrowing capacity with us, the member must report its eligible collateral using one of the following methods. Under blanket reporting, a member that has granted us a blanket lien on certain categories of collateral may report the collateral types on a qualified collateral report. For members that list collateral, either by choice or as directed by us, the member must submit a listing of its collateral which includes loan-level detail of the collateral. Securities pledged to us must be delivered to us or an approved third party custodian pursuant to a collateral control agreement. Loan collateral pledged to us may be required to be delivered to an approved third party pursuant to a collateral control agreement. Regardless of the manner in which the collateral is pledged, all members must report their collateral to us at least quarterly.

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

MPF Loans and Related Exposures

For a description of the MPF Program see Mortgage Partnership Finance Program on page 8.

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, Recoverable CE Fees, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. The unpaid principal balances of our conventional MPF Loans held in portfolio exposed to credit losses was $4.1 billion at December 31, 2017, and $3.8 billion at December 31, 2016. Our actual credit exposure is less than these amounts because the borrower's equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan held in portfolio balance, has not been considered.

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

Under the MPF Government MBS product, we must advance the scheduled principal and interest payments to the securities holders of Ginnie Mae MBS that we issued if the servicing PFI defaults on its payment obligations to advance the scheduled remittances. Once MPF Government MBS loans are ninety days delinquent, we have the option to repurchase the mortgage loan out of the security and work with a servicer to mitigate the credit loss.

Setting Credit Enhancement Levels - For conventional MPF Loans held in portfolio, credit losses in a Master Commitment are first absorbed by the Bank’s FLA but, if applicable to the MPF product, we will withhold a PFI’s scheduled performance credit enhancement fee in order to reimburse ourselves for any losses allocated to the FLA. If the FLA is exhausted, the credit losses are then absorbed by the PFI’s CE Amount that is calculated by utilizing a third party’s credit model. For further details on the FLA and PFI’s CE Amount, refer to Member PFIs on page 8 and MPF Risk Sharing Structure on page F-16.

The PFI’s CE Amount is determined by the Bank, based on documented analysis, that the Bank has a high degree of confidence that it will not bear material losses beyond the losses absorbed by the Bank’s FLA, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by a third party’s credit model at acquisition and a credit enhancement is calculated based on loan attributes and our risk tolerance in light of our entire MPF portfolio. Credit losses on a loan may only be absorbed by the CE Amount in the Master Commitment related to the loan.

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

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the Master Commitment and having a deductible initially equal to the FLA. As of December 31, 2017, and 2016, the outstanding balances of MPF Loans under the MPF Plus product with SMI coverage were $540 million and $913 million and the amounts of SMI coverage provided against losses were $19 million and $32 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure. In addition, certain SMI providers fell below the requirements in the MPF Guides and instead of replacing the SMI provider or indemnifying us for any losses, most PFIs elected to forfeit future performance CE fees. Credit losses associated with Master Commitments where the SMI coverage has been discontinued are incorporated into the allowance for credit losses calculation. Such credit losses are immaterial.

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

	As of December 31, 2017
MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI's CE Amount [b]
100	$219	1.76%	5.08%	4.37%
125	1,438	0.17%	1.31%	1.54%
Plus	1,277	3.87%	6.38%	1.64%
35	53	—%	0.36%	3.07%
Original	1,164	0.71%	0.87%	6.91%

[a]	For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance-based CE Fees from PFIs.

[b]	Credit losses on a loan may only be absorbed by the CE Amount in the Master Commitment related to the loan. For further detail refer to MPF Risk Sharing Structure on page F-16.

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

As of December 31, 2017	Par Value	%
Wisconsin	$895	22%
Illinois	881	21%
California	804	19%
Minnesota	130	3%
Michigan	126	3%
All other states	1,297	32%
Total unpaid principal balance of conventional MPF Loans	$4,133	100%

For further discussion of how concentration risks may affect us, see Risk Factors on page 16.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mortgage Repurchase Risk - We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third-party investors under the MPF Direct Product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or indemnify us for related losses or request indemnification from the PFI’s MPF Bank as further discussed in the Risk Factors on page 16.

Our mortgage repurchase liability is an estimate of our losses associated with all mortgage loans previously sold in connection with the MPF Xtra, MPF Direct, and MPF Government MBS products for which a breach of representation or warranty has occurred. We consider factors based predominantly on our historical repurchase experience and only include mortgage loans for which we deem it probable that we will be required to either repurchase the mortgage loan or indemnify the applicable third party for losses. This assessment is primarily made during our quality assurance review process. Our estimate incorporates our experiences with third party repurchase demands, PFIs’ historical ability to cure repurchase demands, and an assumed loss severity given default.

The methodology to estimate the associated mortgage repurchase liability for MPF Government MBS loans also considers potential repurchases based on delinquency activity or lack of final loan certifications within issued pools. We are expected to maintain delinquency rates on outstanding issuances below key thresholds and fulfill operational requirements published by Ginnie Mae.

We accrue a mortgage repurchase liability with an offsetting charge to noninterest expense when it is probable and reasonably estimable that we will be obligated to repurchase a loan or indemnify an investor.

Based on the above factors:

We recognized a mortgage repurchase liability of less than $1 million as of December 31, 2017, and December 31, 2016, on the MPF Xtra loans. We also recognized an offsetting receivable due from our PFIs, since we deem it probable that we will recover any losses from third parties (e.g., PFIs and other MPF Banks). We believe the estimate of reasonably possible losses is zero as of the end of this reporting period.

We have repurchased $4 million of unpaid principal balances related to mortgage loans sold as part of our off balance sheet MPF Loan products for the year ending December 31, 2017, compared to $10 million for 2016, and $18 million for 2015. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs, we incurred no material losses on these loans.

We have $37 million as of December 31, 2017, of unpaid principal with respect to MPF Xtra loans that represent unresolved claims with Fannie Mae, in which a repurchase demand may occur compared to $45 million at December 31, 2016; see Note 17 - Commitments and Contingencies to the financial statements.

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

We record allowances for credit losses for MPF Loans held in portfolio based on available information of past events and the current economic conditions existing as of the date of our statements of condition. Such information includes, but is not limited to, delinquency rates, loss severities, and prepayment speeds consistent with the percentages of delinquent, nonaccrual, and impaired MPF Loans to total conventional MPF Loans. Our allowance for credit losses declined in 2015 compared to 2014 primarily as a result of change in regulatory guidance related to the timing of charge-offs. Refer to Note 2 - Summary of Significant Accounting Policies to the financial statements for details on our charge-off policy. Additionally, refer to Note 8 - Allowance for Credit Losses to the financial statements for further details on our allowance for credit losses.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Five year trend in our MPF Loans held in portfolio

The following table shows the five year trend in our MPF Loans held in portfolio.

	2017	2016	2015	2014	2013
Recorded investment as of December 31,
MPF Loans past due 90 days or more and still accruing interest [a]	$29	$31	$25	$69	$178
Nonaccrual MPF Loans including nonperforming troubled debt restructurings (TDR)	49	74	107	163	221
TDRs performing - on an accrual basis	36	42	47	48	16
Total	$114	$147	$179	$280	$415
Interest on original terms (nonaccrual loans/performing TDRs)	$4	$5	$7	$9	$11
Interest recognized (performing TDRs only) [b]	$2	$2	$2	$2	$1

Allowance for credit losses for the years ended December 31,
Balance, beginning of period	$3	$3	$15	$29	$42
Losses charged to the allowance [c]	(1)	(1)	(17)	(7)	(11)
Provision for (reversal of) credit losses	—	1	5	(7)	(2)
Balance, end of period	$2	$3	$3	$15	$29

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

Investment Securities by Rating

The carrying amounts of our investments are presented in the following table by the long term NRSRO credit rating of the counterparty.

	AAA	AA	A	BBB	Below Investment Grade	Unrated	Carrying Amount
December 31, 2017
Investment securities-
U.S. Government & other governmental related	$—	$2,004	$—	$—	$—	$—	$2,004
State or local housing agency	—	30	—	—	—	—	30
FFELP ABS	41	4,173	—	—	—	—	4,214
MBS:
GSE residential	—	8,949	—	—	—	—	8,949
Government-guaranteed residential	—	1,581	—	—	—	—	1,581
Private-label MBS residential	—	32	2	6	379	150	569
Total investment securities	41	16,769	2	6	379	150	17,347
Interest bearing deposits	—	—	775	—	—	—	775
Federal Funds sold	—	3,725	3,725	109	—	2	7,561
Securities purchased under agreements to resell	—	5,000	—	—	—	—	5,000
Total carrying amount of investments	$41	$25,494	$4,502	$115	$379	$152	$30,683

December 31, 2016
Investment securities-
U.S. Government & other governmental related	$—	$3,074	$—	$—	$—	$—	$3,074
State or local housing agency	—	32	—	—	—	—	32
FFELP ABS	54	4,518	—	—	—	—	4,572
MBS:
GSE residential	—	10,450	—	—	—	—	10,450
Government-guaranteed residential	—	2,172	—	—	—	—	2,172
Private-label MBS residential	—	29	11	6	679	10	735
Total investment securities	54	20,275	11	6	679	10	21,035
Interest bearing deposits	—	—	650	—	—	—	650
Federal Funds sold	—	700	3,125	250	—	—	4,075
Securities purchased under agreements to resell	—	1,800	500	—	—	—	2,300
Total carrying amount of investments	$54	$22,775	$4,286	$256	$679	$10	$28,060

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Securities Issuer Concentration

The following table summarizes our investment securities by issuer with a carrying amount exceeding 10% of our stockholders' equity:

December 31, 2017	Carrying Amount	Fair Market Value
Fannie Mae	$6,928	$6,975
Freddie Mac	2,021	2,037
Ginnie Mae	1,496	1,502
SBA	1,719	1,746
SLM Student Loan Trust SLMA 2009-1 A	1,144	1,144
SLCLT 2009-1 Student Loan ABS	899	899
SLM Student Loan Trust SLMA 2009-2 A	966	966
SLC 2009-3 Student Loan ABS	644	644
SLM Student Loan Trust SLMA 2009-1 A1	520	520

All Others	1,010	1,295
Total Investment securities	$17,347	$17,728
Categorized as:
Trading securities	$233	$233
Available-for-sale securities	12,957	12,957
Held-to-maturity securities	4,157	4,538

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

As of December 31, 2017, we had a short-term housing price forecast with projected changes ranging from -5.0% to +12.0% over the twelve month period beginning October 1, 2017 over all markets. For the vast majority of markets, the short-term forecast has changes ranging from +2.0% to +6.0%.

Based on these inputs and assumptions, we had no OTTI charge for the year ended December 31, 2017.

In addition to evaluating our private label MBS under a base case (or best estimate) scenario as discussed above, we also performed a cash flow analysis for each of these securities under a more stressful scenario, or adverse case scenario. This adverse case scenario was primarily based on a short-term housing price forecast that was five percentage points lower than the base case, followed by a path with annual rates of housing price growth that included rates which were 33.0% lower than the base case.

Based on the adverse scenario, we would not have had a material OTTI charge.

Other Credit Indicators:

The following table presents the unpaid principal balance and credit ratings on all of our private-label residential MBS by Prime, Alt-A, and Subprime as designated at time of issuance, whether or not an OTTI charge has been taken. For securities on which an OTTI charge has been taken, see Note 5 - Investment Securities to the financial statements. Except for an immaterial amount of fixed rate, these MBS are all variable rate securities.

As of December 31, 2017	Prime	Alt-A	Subprime	Total
Unpaid Principal Balance (UPB) by credit rating -
AA	$26	$—	$7	$33
A	—	—	2	2
BBB	3	—	4	7
Below investment grade	285	62	361	708
Unrated	252	—	1	253
Total unpaid principal balance	566	62	375	1,003
Amortized cost	461	40	201	702
Gross unrealized losses (incl. noncredit OTTI)	(108)	—	(36)	(144)
Gross unrealized gains	159	10	127	296
Fair value	$512	$50	$292	$854

For the year ended December 31, 2017
Weighted average percentage fair value to unpaid principal balance	90%	81%	78%	85%
Original weighted average credit support	12%	17%	22%	16%
Current weighted average credit support	—%	1%	18%	7%
Weighted average collateral delinquency	12%	20%	22%	16%

At December 31, 2017, 37% of the total mortgage properties collateralizing our private-label MBS were located in California, which was the only state with a concentration exceeding 10% of this portfolio.

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

The credit ratings of securities purchased under agreement to resell are disclosed along with investment securities and unsecured short-term investments, in the Investment Securities by Rating table on page 67.

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

December 31, 2017	AAA	AA	A rated	BBB	Unrated	Total
Domestic U.S.
Interest bearing deposits	$—	$—	$775	$—	$—	$775
Federal Funds sold	—	975	200	109	2	1,286
Foreign commercial banks - Federal Funds sold:
Australia	—	2,000	—	—	—	2,000
Canada	—	250	1,150	—	—	1,400
France	—	—	450	—	—	450
Japan	—	—	700	—	—	700
Netherlands	—	—	525	—	—	525
Norway	—	—	600	—	—	600
Sweden	—	500	100	—	—	600
Total unsecured credit exposure	$—	$3,725	$4,500	$109	$2	$8,336

All $8.336 billion of the unsecured credit exposure in the above table represent overnight investments and $782 million in the above table were with members and their affiliates. Any amounts related to members over a 10% concentration are included in the amounts in the Member Credit Outstanding table on page 61.

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
As of December 31, 2017
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
BBB	$8	$(8)	$—	$—	[a]
Overcollateralized liability positions -
Bilateral derivatives -
AA rated	(52)	52	—	—	[a]
A rated	(75)	76	—	1
Cleared derivatives	(6)	—	67	61
Nonmember counterparties	(125)	121	67	63
Member counterparties	1	—	—	1
Total	$(124)	$121	$67	$64

As of December 31, 2016
Nonmember counterparties -
Overcollateralized liability positions -
Bilateral derivatives -
AA	$(60)	$60	$—	$—	[a]
A rated	(57)	60	—	3
Cleared derivatives	(206)	198	97	89
Nonmember counterparties	(323)	318	97	92
Member counterparties	2	—	—	2
Total	$(321)	$318	$97	$94

[a]	Less than $1 million.

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

Monitoring and Analyzing Interest Rate Risk:

•	We monitor the risk to our net interest income, and average maturity of our interest bearing assets and liabilities.

•	We measure and manage market exposure through four measurements: duration, convexity, curve, and volatility.

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

Advances

The optionality embedded in certain advances may create interest rate risk. When a member prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a member's decision to prepay an advance or on some products, we structure the advance to address this risk. When we offer advances (other than short-term advances) that a member may prepay or expand (increase the par amount at a later date) without a fee, we may finance such advances with callable or noncallable debt or enter into a derivative to achieve hedge accounting treatment.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Discount Notes

Cash Flow Hedges

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate, London Interbank Offer Rate (“LIBOR”). Our hedge objective/strategy is to hedge the total net proceeds received from “rolling” forecasted zero-coupon discount note issuances attributable to changes in LIBOR by entering into interest rate swap(s) to mitigate such risk. The life of the hedging relationship between the hedging instrument and the hedged item is from hedge inception until the hedge relationship ends, which is the last forecasted discount note issuance date of the hedge relationship. We are hedging the total net proceeds attributable to changes in LIBOR related to the forecasted issuance (and re-issuance) of zero-coupon fixed-rate discount notes with a three or six month tenor. We primarily use a pay-fixed interest rate swap or “swap” as the hedging instrument in which the interest rate resets every three or six months, whichever is applicable.

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

	December 31, 2017		December 31, 2016
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$202	$(370)	$192	$(370)
-100 bp	66	(155)	101	(155)
-50 bp	31	(60)	38	(60)
-25 bp	16	(30)	17	(30)
+25 bp	(17)	(30)	(17)	(30)
+50 bp	(37)	(60)	(36)	(60)
+100 bp	(83)	(155)	(76)	(155)
+200 bp	(195)	(370)	(167)	(370)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table outlines our hedge activity by hedged item or economic risk exposure, hedging instrument, hedge type and notional amount by hedging activity.

As of December 31,			Notional Amount
Hedged Item/Economic Risk Exposure [a]	Hedge Type	Hedging Instrument	2017	2016
Investment Securities	Fair value	Receive floating, pay fixed interest rate swap	$3,267	$3,551
	Economic	Receive floating, pay fixed interest rate swap	—	1,000
			3,267	4,551

Advances	Fair value	Receive-floating, pay fixed interest rate swap (without options)	3,766	3,795
		Receive-floating, pay fixed interest rate swap (with options)	1,860	847
	Economic	Pay fixed, receive floating swap	1,306	976
		Other	48	49
			6,980	5,667

MPF Loans	Economic	A combination of swaps, swaptions, caps, floors, futures, forward settlements and to-be-announced (TBA) forward contracts	12,976	15,200

Discount Notes	Cash flow	Receive-floating, pay fixed interest rate swap	5,868	5,968
	Economic	Receive-fixed, pay floating interest rate swap	750	6,375
			6,618	12,343

Consolidated Obligation Bonds	Fair value	Receive-fixed, pay floating interest rate swap (without options)	4,726	4,530
		Receive fixed, pay floating interest rate swap (with options)	7,168	7,308
	Economic	Receive-fixed, pay floating interest rate swap (without options)	2,035	2,027
		Receive fixed, pay floating interest rate swap (with options)	3,446	3,661
		Other	80	74
			17,455	17,600

Intermediary transactions on behalf of members with counterparties	Economic	Receive floating interest rate swap, pay-fixed	26	83
Mortgage purchase commitments	Standalone	Mortgage delivery commitment	649	760
Total			$47,971	$56,204

[a]	Hedged item only applies to hedges that qualify for hedge accounting. Economic risk exposure applies economic hedges that are accounted for at fair value.

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

•
Basis risk - We are exposed to basis risk as the yields on different assets, liabilities and derivatives are determined on different yield curves. This includes (1) differences between the swap curve and the Office of Finance cost of funds or consolidated obligation curve; (2) changes in individual securities' spreads to the swap curve as a result of changes in supply, demand, and credit quality of different securities in the market; and (3) changes in mortgage rates relative to the swap curve. We measure our basis risk as follows:

▪	Basis risk (spread to swap curve) – Change in market value for a one basis point parallel increase in the spread to the swap curve.

▪	Basis risk (mortgage spread) – Change in market value for a one basis point increase in mortgage rates.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of December 31, 2017
Advances	$(4)	$1	$—	$(13)	$—
MPF Loans	(2)	(5)	(1)	(2)	1
Mortgage Backed Securities	(1)	—	(1)	(2)	—
Other interest earning assets	(1)	—	—	(2)	—
Interest-bearing liabilities	6	6	—	6	—
Derivatives	1	(4)	—	—	—
Total	$(1)	$(2)	$(2)	$(13)	$1

As of December 31, 2016
Advances	$(3)	$—	$—	$(13)	$—
MPF Loans	(2)	(3)	(1)	(1)	1
Mortgage Backed Securities	(3)	(1)	(1)	(4)	—
Other interest earning assets	(1)	—	—	(3)	—
Interest-bearing liabilities	7	7	—	7	—
Derivatives	1	(4)	—	—	—
Total	$(1)	$(1)	$(2)	$(14)	$1

As of December 31, 2017, our sensitivity to changes in implied volatility was $(2) million. At December 31, 2016, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of December 31, 2017			As of December 31, 2016
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
2.9	1.2	2.2	2.3	1.3	1.8

As of December 31, 2017, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $371 million, and our market value of equity to book value of equity ratio was 107%, compared to $388 million and 108% at December 31, 2016. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 8.	Financial Statements and Supplementary Data.

Our Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1.

Supplementary Data - Selected Quarterly Financial Data (Quarter amounts are unaudited)

	Year	4th	3rd	2nd		1st
2017
Interest income	$1,558	$437	$411	$373		$337
Interest expense	1,075	307	288	256		224
Provision for (reversal of) credit losses	—	—	(1)	1		—
Net interest income after provision for (reversal of) credit losses	483	130	124	116		113
Noninterest income	44	13	5	16		10
Noninterest expense	174	45	43	44		42
Affordable Housing Program assessment	36	10	9	9		8
Net income	$317	$88	$77	$79		$73

2016
Interest income	$1,259	$315	$309	$317		$318
Interest expense	803	203	196	206		198
Provision for (reversal of) credit losses	1	1	—	—		—
Net interest income after provision for (reversal of) credit losses	455	111	113	111		120
Noninterest income	76	15	14	50	[a]	(3)
Noninterest expense	167	39	42	46		40
Affordable Housing Program assessment	37	9	9	11		8
Net income	$327	$78	$76	$104		$69

[a]	In the 2nd quarter of 2016 we received $38 million in litigation settlement awards related to our MBS investment portfolio. See Litigation Settlement Awards on page 44 for details.

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management uses as guidance the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” and other authoritative guidance on governance and internal control. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on these factors, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of December 31, 2017, and as a result, we did not accrue a liability. For additional information, see Note 10 - Consolidated Obligations and Note 17 - Commitments and Contingencies to the financial statements.

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

PwC has advised the Bank that as of February 23, 2018, it and certain covered persons in the firm have borrowing relationships with three Bank members (referred to below as the “Lenders”) who each own more than ten percent of the Bank’s capital stock which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances of PwC’s and its covered persons’ relationships with these Lenders as well as PwC’s and the Audit Committee’s conclusions concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

PwC advised the Audit Committee of the Bank that it believed that, in light of the facts of each borrowing relationship, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement is not impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion.

PwC advised the Audit Committee that this conclusion is based in part on the following considerations with respect to borrowing relationships between two of the Lenders and PwC:

•	the borrowings are in good standing and the Lenders do not have the right to take action against PwC, as borrower, in connection with the financings;

•	the debt balances outstanding were immaterial/would appear to be insignificant to PwC and to each of the Lenders;

•	PwC has borrowing relationships with a diverse group of lenders, therefore PwC is not dependent on any single lender or group of lenders;

•	the PwC audit engagement team has no involvement in PwC’s treasury function and PwC’s treasury function has no oversight or ability to influence the PwC audit engagement team; and

•	the Lenders have not influenced or made any attempt to influence the conduct of the Bank’s audit or the objectivity or impartiality of any member of the PwC audit engagement team.

PwC has also advised the Audit Committee that it does not believe that the borrowing relationships among its firm partners and two of the Lenders that participate in a syndicate financing program to fund capital contribution requirements impair PwC’s ability to exercise objective and impartial judgment. With respect to the syndicated loans, the Lenders cannot initiate any change to the terms of the loan without agreement of a majority of the syndicate lenders.

PwC advised the Audit Committee that with respect to borrowing relationships between one of the Lenders and engagement team members, its conclusion is based on factors listed above and the following considerations:

•	the Lender has not made any attempt to influence the conduct of the audits or objectivity and impartiality of these engagement team members;

•	each loan was obtained under the Lender’s normal lending procedures, terms, and requirements;

•	each loan is current; and

•	mortgage loans are collateralized.

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

•	no officer or director of any Lender served on the board of directors of the Bank.

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

For further discussion of Bank members owning more than ten percent of the Bank’s capital stock at December 31, 2017, please see Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements. For a discussion of the voting rights of our members, please see 2017 Director Election on page 85.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

2017 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2017 was the election of certain member and independent directors, which occurred in the fourth quarter of 2017 as described above. We conducted this election to fill two open member directorships and two open independent directorships for 2018 designated by the FHFA. In 2017, the nomination and election of member directors was conducted by mail. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 14, 2017, as amended by an 8-K/A filed on December 20, 2017.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 28, 2018.

Name	Age	Director Since	Expiration of Term as of December 31,

Michael G. Steelman, Chairman [a]	67	2011	2018
John K. Reinke, Vice Chairman [b]	66	2012	2019
James T. Ashworth [a]	66	2013	2020
Owen E. Beacom [a]	59	2012	2019
Edward P. Brady [d]	54	2009	2019
Mary J. Cahillane [d]	66	2011	2020
Mark J. Eppli [d]	56	2012	2021
Joseph Fazio III [b]	56	2017	2020
Michelle L. Gross [a]	47	2015	2020
James H. Hegenbarth [b]	54	2018	2021
Phyllis Lockett [d]	52	2015	2019
David R. Pirsein [a]	65	2015	2018
Leo J. Ries [c]	64	2009	2018
Lois Alison Scott [d]	57	2017	2019
William W. Sennholz [b]	52	2008	2018
Daniel G. Watts [a]	58	2018	2021
Gregory A. White [c]	54	2009	2021
Charles D. Young [d]	49	2015	2020

[a]	Illinois member director.

[b]	Wisconsin member director.

[c]	Public interest independent director.

[d]	Independent director.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mr. Ashworth serves on the following Board committees of the Bank: Affordable Housing (Chairman), Executive & Governance, and Risk Management.

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

Mr. Beacom serves on the following Board committees of the Bank: Human Resources & Compensation and Operations & Technology.

Edward P. Brady has served as president/owner of Brady Homes and Brady Group in Bloomington, Illinois, since 1988.  He serves on the Executive Committee and Board of Directors for the National Association of Home Builders and the Home Builders Association of Illinois. Mr. Brady is a former director of Freestar Bank, served as Chairman of the Brady for Illinois 2010 campaign, and has previously served on the Board of Habitat for Humanity for Illinois, the Illinois Chamber of Commerce, the Board of Economic Development Council for McLean County, and other community organizations. Mr. Brady was the immediate past chairman of the National Association of Home Builders. The Board nominated Mr. Brady to serve as an independent director based on his knowledge of and experience in organizational management and project development, as indicated by his background.

Mr. Brady serves on the following Board committees of the Bank: Affordable Housing, Executive & Governance (Alternate) and Public Policy (Chairman).

Mary J. Cahillane was Chief Financial Officer and Chief Investment Officer of the Spencer Foundation since 2003. She retired in May 2015. She previously worked for Bank of America from 1994 to 2003, Continental Bank from 1981 to 1985 and again from 1989 to 1994 and Texas Commerce Bank from 1985 to 1989, holding a variety of senior roles in asset liability management, risk management, and finance. Ms. Cahillane also currently serves on the boards of IES Abroad, St. John Berchmans School, Children's First Fund, and PEAK (Partnership to Educate and Advance Kids). Until the sale of the company in October 2017, she served on the board of Forsythe Technology, Inc. and previously served on the boards of ShoreBank Corporation and ShoreBank. The Board nominated Ms. Cahillane to serve as an independent director based on her knowledge of and experience in financial management and risk management practices, as indicated by her background.

Ms. Cahillane serves on the following Board committees of the Bank: Audit, Executive & Governance and Risk Management (Chairman).

Mark J. Eppli is Robert B. Bell, Sr. Chair in Real Estate at Marquette University in Milwaukee, Wisconsin. Dr. Eppli was appointed Bell Chair in 2002, has served as the Director of the Center for Real Estate since 2009, and served as Interim Keyes Dean of Business at Marquette University from 2012 to 2015. Dr. Eppli was also Professor of Finance and Real Estate in the School of Business and Public Management at The George Washington University in 2002, Associate Professor of Finance and Real Estate at The George Washington University from 1997 to 2002 and Assistant Professor of Finance and Real Estate at The George Washington University from 1991 to 1997. He was an active instructor and author for the Urban Land Institute from 1992 to 2012. Dr. Eppli was also a Lecturer and Teaching Assistant at the University of Wisconsin-Madison from 1987 to 1991. Prior to obtaining his doctorate, Dr. Eppli pursued a career in commercial real estate, serving as Manager of Research and Investment Analysis with PM Realty Advisors from 1985 to 1986 and a Specialist in Real Estate Acquisitions at GE Capital Corporation from 1984 to 1985. Dr. Eppli is past recipient of the Greater Washington Urban League’s “Volunteer of the Year” and Urban Land Institute’s “Star Performer” awards for his efforts to attract minorities to the commercial real estate industry. He is the immediate past President of the Real Estate Research Institute and Distinguished Fellow at NAIOP, the Commercial Real Estate Development Association. The Board nominated Dr. Eppli to serve as an independent director based on his knowledge of and experience in financial management and risk management practices, as indicated by his background.

Dr. Eppli serves on the following Board committees of the Bank: Affordable Housing and Risk Management (Vice Chairman).

Joseph Fazio III is Co-founder, Board Chairman and CEO of Commerce State Bank, a De Novo bank, which opened in 2005. Mr. Fazio is the only CEO Commerce State Bank has had, having held the positions of Chairman and CEO from 2005 to present. Mr. Fazio also serves as a director of the bank’s holding company, Commerce Financial Holdings, Inc. Prior to founding Commerce State Bank, Mr. Fazio led a privately-held marketing company from 2002-2004, was Director of Corporate Marketing for Metavante (now FIS) from 1998 to 2002, led Personal Trust Administration for M&I Trust Company (now BMO) from 1995 to 1998, and held several management positions with IBM from 1983 to 1995. Mr. Fazio is a 1983 graduate of St. Norbert College, and in 1988 earned his master’s degree from Edgewood College. He served as a member of the board of directors of the Wisconsin Bankers Association from 2013 to 2016. An active member of his community, he has served as an elected official for

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

the City of Cedarburg and has held several city board appointments. He is President of the Greater Cedarburg Community Foundation, and has served on the board of non-profits such as St. Francis Borgia School, Walker’s Point Youth and Family Center, and the Cedarburg Athletic Booster Club. Mr. Fazio is the author of the book, “This Might be a Dumb Question, but How Does Money Work?”

Mr. Fazio serves on the following Board committees of the Bank: Audit and Operations & Technology.

Michelle L. Gross has served as Executive Vice President/Chief Operating Officer, Information Systems Officer, and Director of the State Bank of Bement in Bement, Illinois since 2012 in addition to being Community Bank President of the State Bank of Bement-Monticello facility. She has worked at the State Bank of Bement since 1996 in roles with increasing responsibilities, including as Vice President and Information Systems Officer from 2008 to 2012. Ms. Gross currently serves as a director at the State Bank of Cerro Gordo in Cerro Gordo, Illinois and Bement Bancshares, Inc. in Bement, Illinois. She is a former director at The First National Bank of Ivesdale in Ivesdale, Illinois. Ms. Gross is active in a variety of community service organizations and with the Illinois Bankers Association. Through the Illinois Bankers Association, Ms. Gross has served on a number of committees and is currently a member of its Executive Committee, Board of Directors and Chairman of the Illinois Bankpac Board of Directors. She also serves on the Board of Directors of the Kirby Medical Center and is Chairman of the Kirby Foundation, benefiting Kirby Medical Center, and is also Chairman of the Bement Foundation. Ms. Gross is a graduate of the Graduate School of Banking in Madison, Wisconsin, and earned a Bachelor of Science from Western Illinois University.

Ms. Gross serves on the following Board committees of the Bank: Executive & Governance (Alternate), Human Resources & Compensation (Vice Chairman), and Risk Management.

James H. Hegenbarth has served as President/CEO of The Park Bank in Madison, Wisconsin since 1999 and a member of its Board of Directors since 1997. He has been in the banking industry since 1985 and served in roles with increasing responsibilities, including consumer loan officer, credit analyst, credit manager, Associate Vice President of Business Banking, Vice President of Business Banking, and Senior Vice President of Lending. Mr. Hegenbarth previously worked at First Bank, N.A. (now U.S. Bank). He is a former Wisconsin Bankers Association (WBA) Board member and a current member of the WBA Gold Triangle Club. Mr. Hegenbarth is a graduate of the Graduate School of Banking, University of Wisconsin-Madison, and earned his undergraduate degree in Economics from the University of Wisconsin-Madison.

Mr. Hegenbarth serves on the following Board committees of the Bank: Audit and Public Policy.

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

Ms. Lockett serves on the following Board committees of the Bank: Executive & Governance (Alternate), Human Resources & Compensation, and Operations & Technology (Vice Chairman).

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mr. Pirsein serves on the following Board committees of the Bank: Executive & Governance (Alternate), Operations & Technology (Chairman) and Public Policy.

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

Mr. Reinke serves as the Bank's Vice Chairman of the Board and Vice Chairman of the Executive & Governance Committee. Mr. Reinke also serves on the following Board committees of the Bank: Audit (Vice Chairman) and Human Resources & Compensation (Chairman).

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

Mr. Ries serves on the following Board committees of the Bank: Affordable Housing (Vice Chairman) and Operations & Technology.

Lois Alison Scott has been with Epoch Advisors since 2015, and has served as President since 2015. From 2011 to 2015, Ms. Scott served as the Chief Financial Officer for the City of Chicago, the first woman to ever serve in that capacity.  In 2011, Ms. Scott co-founded and chaired the Municipal CFO Forum with the Harris School of the University of Chicago where she now chairs the Advisory Board for the Center on Municipal Finance. From 2002 to 2011, Ms. Scott was Chief Executive Officer of a financial advisory firm that served large corporate and governmental clients. Prior to that, she served as President and Vice Chair of a technology company that provided a family of services to schools. Ms. Scott started her career at First Chicago (now JPMorgan), where she was responsible for governmental, healthcare and higher education clients in an eight-state region. From 2015 to August 2017, Ms. Scott served as a director on the board of the MBIA. She currently serves on the board of the Chicago Stock Exchange, the Kroll Bond Rating Agency, and the advisory board of other privately held financial services companies. The Board nominated Ms. Scott to serve as an independent director based on her knowledge of and experience in accounting and financial management practices, as indicated by her background.

Ms. Scott serves on the following Board committees of the Bank: Executive & Governance, Audit (Chairman) and Risk Management.

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

Mr. Sennholz serves on the following Board committees of the Bank: Executive & Governance, Public Policy, and Risk Management.

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

Mr. Steelman serves as the Bank's Chairman of the Board and Chairman of the Executive & Governance Committee. He also serves as an ex officio member of the following Board committees of the Bank: Affordable Housing, Audit, Human Resources & Compensation, Operations & Technology, Public Policy, and Risk Management.

Daniel G. Watts is a Director and the President of Forest Park National Bank, which he joined in January 2010. Mr. Watts has been an executive banking professional for over 25 years. He began his career at The American National Bank and Trust Company of Chicago, after which he became an Executive Officer and Director at Cosmopolitan Bank and Trust, Pullman Bank and Trust and Park National Bank (all subsidiaries of the former FBOP Corporation). Mr. Watts currently serves as a board member of Community Investment Corporation (CIC) and Chicago Neighborhood Initiatives (CNI). Previously, he served as a director of Neighborhood Housing Services (NHS). Mr. Watts is Board Chairman of the Illinois Bankers Association and the Fenwick High School Foundation. Mr. Watts earned an undergraduate degree in Economics from Northwestern University, a law degree from Loyola University of Chicago School of Law, and an MBA from the University of Chicago Booth School of Business.

Mr. Watts serves on the following Board committees of the Bank: Affordable Housing & Audit.

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

Mr. White serves on the following Board committees of the Bank: Human Resources & Compensation and Public Policy (Vice Chairman).

Charles D. Young has been with Invitation Homes (formerly Starwood Waypoint Homes), a public real estate investment trust, since 2012. He has served as Chief Operating Officer since March 2015 and as Senior Division Vice President and Regional Director prior to that. Invitation Homes acquires, renovates, leases, and manages residential assets in the United States, focused primarily on acquiring single-family rental homes and non-performing residential mortgage loans. Prior to his employment with Invitation Homes, Mr. Young served as Executive Vice President at Mesa Development, a private real estate development firm, from 2003 to 2012, and as a senior analyst at Goldman Sachs from 1999 to 2000. Mr. Young started his career in the National Football League before co-founding and serving from 1994 to 2000 as managing director of the Kaleidoscope Group, a firm that provides management consulting, human resource, and strategic diversity initiative services to Fortune 500 clients. Mr. Young earned a Masters of Business Administration from the Stanford Graduate School of Business, and a Bachelor of Arts in Economics from Stanford University. The Board nominated Mr. Young to serve as an independent director based on his knowledge of and experience in organizational management, financial management and project development, as indicated by his background.

Mr. Young serves on the following Board committees of the Bank: Affordable Housing and Human Resources & Compensation.

There are no family relationships among the above directors or our executive officers.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Audit Committee

Our Audit Committee is comprised of non-executive directors. The Audit Committee Charter is available in full on our website at
https://www.fhlbc.com/docs/default-source/about-us-pdfs/ac-charter.pdf.

Audit Committee Report
March 9, 2018
The Audit Committee is composed of seven non-executive directors, two of whom are non-member directors, and operates under a written charter adopted by the Board of Directors that was last amended on April 25, 2017. Our Board of Directors determined that all Audit Committee members (Directors Scott, Reinke, Cahillane, Fazio, Watts, Hegenbarth, and Steelman) are an “Audit Committee financial expert” for purposes of SEC requirements. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2017 and currently, is not independent, with the exception of Directors Scott and Cahillane, who do not serve as officers or directors of a Bank member. Under Federal Housing Finance Agency (FHFA) regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Director Independence on page 117.
In accordance with its written charter adopted by the Board of Directors, the Audit Committee, assists the Board of Directors in fulfilling its responsibility for oversight of the Bank's accounting, reporting and financial practices, including the integrity of its financial statements, among other areas.
The Audit Committee is directly responsible for the appointment and oversight of our independent auditors, PricewaterhouseCoopers LLP (PwC), including review of their qualifications, independence and performance. Among other duties, the Audit Committee also oversees:

•	the integrity of the Bank’s financial statements, the Bank’s accounting and financial reporting processes and systems;

•	internal control over the Bank’s financial reporting and safeguarding the Bank’s assets;

•	the programs, policies and compliance systems of the Bank designed to ensure compliance with applicable laws, regulations, other legal and regulatory requirements and policies;

•	practices with respect to risk assessment and risk management;

•	independent auditor's qualifications and independence;

•	performance of the internal audit function; and

•	performance of the independent auditor.
The Bank is one of 11 district Federal Home Loan Banks (FHLBs), that together with the Office of Finance (OF), comprise the Federal Home Loan Bank System (System). Each FHLB operates as a separate entity with its own management, employees, and board of directors and each is regulated by the FHFA. The OF has responsibility for the issuance of consolidated obligations on behalf of the FHLBs, and for publishing combined financial reports (CFRs) of the FHLBs. Accordingly, the System has determined that it is optimal to have the same independent audit firm to coordinate and perform the separate audits of the OF and each FHLB. The FHLBs and OF cooperate in selecting and evaluating the performance of the independent auditor, but the responsibility for the appointment and oversight of the independent auditor remains solely with the audit committees of each FHLB and the OF.
PwC has been the independent auditor for the System and the Bank since 1990. The Audit Committee engages in rigorous evaluations each year when appointing an independent auditor. In connection with the appointment of the Bank’s independent auditor, the Audit Committee’s evaluation included consultation with the Audit Committees of the other FHLBs and the OF. Specific considerations included:

•	an analysis of the risks and benefits of retaining the same firm as independent auditor versus engaging a different firm, including consideration of:

◦	PwC engagement audit partner, engagement quality review partner and audit team rotation;

◦	PwC’s tenure as the Bank’s and the Systems’ independent auditor;

◦	benefits associated with engaging a different firm as independent auditor; and

◦	potential disruption and risks associated with changing the independent auditor.

•	PwC’s depth and breadth of understanding of our business, operations, and accounting policies and practices;

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•	PwC’s historical and recent performance on the Bank’s audit, including the results of an internal survey of PwC service and quality;

•	an analysis of PwC’s known legal risks and significant proceedings;

•	external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board (PCAOB) audit quality inspection reports on PwC and its peer firms;

•	the appropriateness of PwC’s fees, on both an absolute basis and as compared to its peer firms; and

•	the diversity of PwC’s ownership and staff assigned to the engagement.
Audit Fees represent fees for professional services provided in connection with the audit of the Bank’s annual financial statements and internal control over financial reporting and reviews of the Bank’s quarterly financial statements, regulatory filings, consents and other SEC matters.
The Audit Committee has reviewed and approved the fees paid to the independent auditor for audit, audit related and other services, and the Audit Committee has determined that PwC does not provide any non-audit services that would impair its independence. To the Audit Committee's knowledge, there are no other matters which cause the Audit Committee to believe PwC is not independent.
In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to the Bank. For engagement audit and quality review partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of the Bank’s engagement audit partner pursuant to this rotation policy involves a meeting between the Chair of the Audit Committee and the candidate for the role, as well as discussion by the full Audit Committee and management.
Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the appointment of PwC as the Bank's independent registered public accounting firm for 2018.
The Audit Committee annually reviews its written charter and practices, and has determined that its charter and practices are consistent with the applicable FHFA regulations and the provisions of the Sarbanes-Oxley Act of 2002.
Among other matters, the Audit Committee also:

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
Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PwC, is responsible for performing an independent audit of the Bank's financial statements and of the effectiveness of internal control over financial reporting in accordance with the standards of the PCAOB (United States) and, with respect to the financial statements, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 10 times during 2017, and has regular executive sessions with both internal and independent auditors.
In this context, prior to their issuance, the Audit Committee reviewed and discussed the quarterly and annual earnings releases, financial statements (including the presentation of non-GAAP financial information) and disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including significant accounting policies and

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

judgments) with management, the Bank’s internal auditors and PwC. The Audit Committee also reviewed the Bank’s policies and practices with respect to financial risk assessment, as well as its processes and practices with respect to enterprise risk assessment and management. The Audit Committee discussed with PwC matters required to be discussed by Auditing Standard No. 1301 Communications with Audit Committee, as amended, and Rule 2-07 (Communication with Audit Committees) of Regulation S-X. The Audit Committee has also received the written disclosures and the letter from PwC required by the applicable requirements of the PCAOB regarding PwC’s communications with the Audit Committee concerning independence, and has discussed with PwC its independence [Item 407(d)(3) of Reg. S-X]. The Audit Committee met with PwC and with the Bank’s internal auditors, in each case, with and without other members of management present, to discuss the results of their respective examinations, the evaluations of the Bank’s internal controls and the overall quality and integrity of the Bank’s financial reporting. Management represented to the Audit Committee that the Bank's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.
Based on the reviews and discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2017, for filing with the Securities and Exchange Commission.
As of the date of filing for this Annual Report on Form 10-K, the members of the Audit Committee are:

Lois Alison Scott, Chairman
John K. Reinke, Vice Chairman
Mary J. Cahillane
Joseph Fazio III
Daniel G. Watts
James H. Hegenbarth
Michael G. Steelman (ex officio)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 28, 2018:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Matthew R. Feldman	64	President and Chief Executive Officer	2003
Michael A. Ericson	46	Executive Vice President, Group Head, Members and Markets	2005
Thomas H.W. Harper*	52	Executive Vice President, General Auditor	2005
Michelle Jonson	44	Executive Vice President and Chief Risk Officer	2000
Roger D. Lundstrom	57	Executive Vice President and Chief Financial Officer	1984
Samuel J. Nicita	57	Executive Vice President and Chief Information Officer	2008
John Stocchetti	61	Executive Vice President, Group Head, Mortgage Partnership Finance Program	2006
Laura M. Turnquest	53	Executive Vice President, General Counsel and Corporate Secretary	2004
Kim Cullotta	48	Senior Vice President, Group Head, Human Resources	2011
Virxhini Gjonzeneli	36	Senior Vice President, Group Head, Strategic Initiatives	2003

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

Michael A. Ericson became Executive Vice President and Group Head, Members and Markets in July 2014. Prior to that, he became Senior Vice President and Chief Risk Officer of the Bank in July 2008 and Executive Vice President in December 2008. Previously, Mr. Ericson was Senior Vice President of Accounting Policy and SEC Reporting since joining the Bank in January 2005. Prior to joining the Bank, Mr. Ericson was Vice President, Accounting Policy at Bank One before the merger with JPMorgan Chase and became Global Treasury Controller at JPMorgan Chase subsequent to the merger from 2003 to 2004. Mr. Ericson was Senior Manager with PricewaterhouseCoopers LLP in the Financial Services group from 1994 to 2003.

Thomas H. W. Harper became General Auditor of the Bank in 2006 and Executive Vice President in January 2011. Prior to that, Mr. Harper was Senior Vice President, Audit Director from 2005 to 2006. Prior to joining the Bank, Mr. Harper was First Vice President, Senior Audit Manager with JPMorgan Chase and Co., from 2004 to 2005. From May 1997 until the merger of Bank One, NA with JPMorgan Chase in June 2004, Mr. Harper was responsible for the internal audit of the Commercial and Investment Bank, Treasury Services and Corporate areas of Bank One, NA. Mr. Harper was Vice President, Audit Manager with the First National Bank of Chicago, NA (which became Bank One, NA) in London, U.K. from 1993 to 1997 and an auditor in Banking and Financial Services with KPMG Peat Marwick in London, U.K., from 1987 to 1992. Mr. Harper is a Chartered Accountant (England and Wales), a Certified Financial Services Auditor, and a Certified Internal Auditor.

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

Roger D. Lundstrom has been Chief Financial Officer since October 2008 and Executive Vice President and Group Head, Financial Information (now Member, Community and Financial Services) of the Bank since 2003. Mr. Lundstrom was Senior

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Vice President, Financial Information of the Bank from 1997 to 2003 and Senior Vice President, Financial Reporting and Analysis of the Bank from 1992 to 1997. Mr. Lundstrom held various positions with the Bank in analysis and reporting functions with increasing levels of responsibility from 1984 to 1992.

Samuel J. Nicita became Executive Vice President and Chief Information Officer of the Bank in January 2016. Prior to that, he was Executive Vice President and Group Head, Community Investment and Member Products Support of the Bank from 2014 to 2015, Senior Vice President and Group Head, Community Investment of the Bank from 2012 to 2014, Community Investment Officer of the Bank from 2011 to 2012, Senior Vice President, Manager Premier Group/Middle Office of the Bank from 2010 to 2011 and Vice President, Manager Premier Group/Middle Office of the Bank from 2008 to 2010.  Prior to joining the Bank, Mr. Nicita was Chief Operating Officer of Highview Capital Management from 2006 to 2008, Director of Operations of Ritchie Capital Management from 2001 to 2006 and held various positions with Chicago Research and Trade (which was acquired by Nations Bank, and later merged with Bank of America) from 1990 to 2001.

John Stocchetti has been with the Bank since 2006 and is currently Executive Vice President and Group Head, Mortgage Partnership Finance Program (MPF), a responsibility he assumed in January 2014. From May 2008 to January 2014, Mr. Stocchetti was Executive Vice President and Group Head, Products and Operations (formerly Products, Operations, and Technology), where he led a number of initiatives to upgrade, re-organize, and re-engineer the Bank’s operations and technology. Mr. Stocchetti served as Senior Vice President, Project Premier Director of the Bank from 2006 to 2008, where he led the effort to implement an enterprise-wide systems platform that is now the Bank's main operating platform. Prior to joining the Bank, Mr. Stocchetti served in several positions from 2004 to 2006, including Chief Financial Officer, at Ritchie Capital Management, LLC, a multi-strategy hedge fund. Previously, Mr. Stocchetti served in various capacities from 1997 to 2004, including CEO, with Learning Insights, Inc., an e-learning internet company. From 1995 to 1997, Mr. Stocchetti was a Senior Vice President with NationsBank where he was the head of interest rate derivatives operations on a global basis and the Chief Operating Officer of NationsBank Financial Products, a AAA-rated derivatives company. From 1978 to 1995, Mr. Stocchetti was with Continental Bank in Chicago, IL where he held various positions, the latest of which was as a Managing Director of Derivative Products. Mr. Stocchetti holds a Masters of Business Administration from the University of Chicago and earned a Bachelors of Science in economics from the University of Illinois at Chicago. Mr. Stocchetti served as an adjunct professor at the Illinois Institute of Technology where he taught classes for six years in the graduate level Financial Markets and Trading program.

Laura M. Turnquest became Executive Vice President, General Counsel and Corporate Secretary of the Bank in August 2016. Prior to that, Ms. Turnquest was: Senior Vice President, Deputy General Counsel from 2007 to August 2016; Vice President, Deputy General Counsel from 2006 to 2007; and Assistant Vice President, Assistant General Counsel from 2004 to 2006. Prior to joining the Bank, Ms. Turnquest was an associate in the Banking and Finance practice at Mayer Brown LLP from 1997 to 2004.

Kim Cullotta joined the Bank’s Executive Team in November 2017, and became Senior Vice President and Group Head, Human Resources in January 2018. Ms. Cullotta started with the Bank in 2011, and has served as Senior Vice President, Member Product Support and Senior Vice President, Information Technology. Ms. Cullotta has over 20 years of management experience in diverse financial services institutions, including: Director, Finance at Infinium Capital Management, LLC from 2010 to 2011, Financial Controller/Compliance Officer at Fox River Securities, LLC from 2007-2010 (which was acquired by Infinium), Financial Management & Reporting Director at Ritchie Capital Management, LLC from 2002-2007, and Vice President, Finance-Global Markets Group Planning & Reporting at Bank of America from 1996-2002.

Virxhini Gjonzeneli became Senior Vice President and Group Head, Strategic Initiatives of the Bank in November 2017. Prior to that, she was Senior Vice President, Director of Enterprise Risk Management since 2015. Ms. Gjonzeneli joined the Bank in 2003, and from 2007 to 2015 held positions of increasing levels of responsibilities within the Bank’s Credit group, including Assistant Vice President, Senior Markets Credit Analyst and Vice President, Manager of Markets Credit Analysis. Ms. Gjonzeneli received her MBA from the University of Chicago Booth School of Business and her undergraduate degree from Northwestern University.

There are no family relationships among the above executive officers or our directors.

We have adopted a code of ethics for all of our employees and directors, including our President and CEO, principal financial officer, and those individuals who perform similar functions. A copy of the code of ethics is published on our internet website and may be accessed at: https://www.fhlbc.com/docs/default-source/about-us-pdfs/code-of-ethics-1-1-18.pdf.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2017 named executive officers (NEOs): Matthew R. Feldman, President and CEO; Roger D. Lundstrom, Executive Vice President & Chief Financial Officer; Michael A. Ericson, Executive Vice President & Group Head, Members and Markets; John Stocchetti, Executive Vice President & Group Head, Mortgage Partnership Finance Program; and Laura M. Turnquest, Executive Vice President, General Counsel & Corporate Secretary.

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

The FHFA has issued a rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBs. The rule addresses the authority of the FHFA Director to: 1) approve executive officer agreements that provide for compensation in connection with termination of employment and 2) review the compensation arrangements of executive officers of the FHLBs and to prohibit an FHLB from providing compensation to any executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

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

In 2016, the FHFA, jointly with five other federal regulators, published a proposed rule that would prohibit certain financial institutions, including the Bank, from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by certain covered persons that could lead to a material financial loss at the institution. The proposed rule would impact the design and operation of our compensation policies and practices, including our incentive compensation policies and practices, if adopted as proposed.

The HR&C Committee has established a risk review framework in connection with its review and approval of incentive compensation plan requirements and goals, risks, and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to our Operations and Technology Committee and the Risk Management Committee of the Board of Directors evaluating certain risk principles against the requirements and goals, risks, and payouts associated with our short-term, deferred and long-term incentive compensation plans, and evaluating whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Bank. The HR&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for 2017 and 2018 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the HR&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the HR&C Committee reviews comparable market compensation information. We participated in the 2016 Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted by Kathy Riemer Compensation Consulting, outlines executive and non-executive compensation information for various positions across all 11 FHLBs.

We also engaged McLagan Partners, a compensation consulting firm, to conduct a broad-based compensation survey for 2016 that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards, and total compensation.  The survey compared our 2016 named executive officer compensation against three peer groups: (1) commercial banks (excluding global investment banks), (2) other FHLBs, and (3) named executive officers from publicly traded financial institutions with $10 billion to $20 billion in assets. McLagan reviewed the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviews the surveys with our HR&C Committee.

The information obtained from the 2016 Federal Home Loan Bank System Key Position Survey and the 2016 McLagan Executive Compensation Benchmarking Survey (together, Compensation Surveys) was considered by the Board of Directors, the HR&C Committee, and our President and CEO, as appropriate, when making compensation decisions for 2017.

Elements of Our Compensation Program

On an annual basis, the HR&C Committee reviews the components of our NEO compensation: salary, short- and long-term incentive compensation, matching bank contributions, severance benefits, and projected payments under our retirement plans.

Base salary is included in our NEO compensation package because the HR&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. We generally do not provide perquisites to our executives as part of our compensation program, and during 2017 none of our executives have received perquisites in excess of $10,000 in annual value.

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

The Board of Directors set Mr. Feldman's 2017 base salary at $940,420 effective January 1, 2017, after considering his performance and accomplishments during 2016 and the overall competitive market data from the Compensation Surveys, which maintains Mr. Feldman's base salary above the 90th percentile of the base salaries paid to other FHLB presidents. The Board of Directors determined that this was appropriate based upon his tenure and experience, the complex nature and operations of the Bank relative to the other FHLBs, and the importance of his retention.  The HR&C Committee reviews Mr. Feldman's performance annually and in its discretion may recommend an increase in salary to the Board of Directors for approval.

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

For a description of Mr. Feldman's post-termination compensation payable under his employment agreement, see Severance Arrangements on page 104.

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

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the HR&C Committee; it set Mr. Feldman’s base salary at $940,420 for 2017 as described above.

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the HR&C Committee. In setting base salaries, Mr. Feldman and the HR&C Committee will generally consider competitive market data from the Compensation Surveys and individual performance, including the attainment of personal goals. The HR&C Committee and Mr. Feldman have determined that the compensation guideline for base salaries for NEOs (other than the President and CEO) should generally target the 75th percentile of the base salaries paid to senior executives serving in similar positions at the other FHLBs.  Due to the complex nature and operations of the Bank relative to the other FHLBs and the importance of retaining key members of the executive management team, salaries for certain NEOs may be targeted above the 75th percentile.

Mr. Stocchetti received a 4.87% increase in base salary for 2017 from $553,050 to $580,000, which maintains his base salary above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his job compared to those serving in similar positions at the other FHLBs and his individual performance. Mr. Ericson received a 8.24% increase in base salary for 2017 from $425,000 to $460,000, which brings his base salary above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his position as compared to those serving in similar positions at the other FHLBs. Mr. Lundstrom received a 2.82% increase in base salary for 2017 from $425,000 to $437,000, which brings his new base salary to the 65th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs. Ms. Turnquest received a 6.99% increase in base salary for 2017 from $357,500 to $382,500, which brings her base salary slightly above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects her individual performance, tenure, and experience. The new base salaries for these NEOs became effective February 1, 2017.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

President and Executive Team Incentive Compensation Plan

Since 2013 our NEOs have participated in the Incentive Plan, which is a cash-based annual incentive plan with a deferral component that establishes individual incentive award opportunities related to achievement of performance objectives by the Bank and by participants during performance periods. Effective January 1, 2017, the Incentive Plan was amended and restated principally to provide for certain awards upon termination of employment (which provisions apply retroactively). The Incentive Plan provides the Bank’s Executive Team, including our NEOs, the opportunity to earn incentive compensation awards based on the Bank’s achievement of certain financial and performance requirements established by the Board (the Performance Requirements).

The Incentive Plan establishes two performance periods. Incentive Plan participants may earn an annual award following a one-year performance period (an Annual Award) and may receive a deferred award following a three-year deferral period (a Deferred Award). For each performance period the Board will present an opportunity to Incentive Plan participants to earn a total award (an Incentive Award), which is composed of the Annual Award and the Deferred Award, equal to a percentage of each Incentive Plan participant’s annual base salary at the end of the performance period for the Annual Award. After the end of a performance period the Board will determine the total Incentive Award of each Incentive Plan participant based on the achievement of the Performance Requirements at a minimum, target, or maximum level. As approved by the Board for the 2017 - 2020 performance period, the Incentive Award may range for NEOs other than the President & CEO from 40% to 80% of base salary and from 60% to 100% of base salary for the President & CEO. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results. The Annual Award will be equal to 50% of the Incentive Award and the Deferred Award will be equal to 50% of the Incentive Award (subject to adjustment based upon achievement of certain Performance Requirements) and will be deferred during the three-year deferral period. The HR&C Committee may in its discretion increase the Incentive Award of an individual Incentive Plan participant to account for such participant’s performance that is not captured in the Performance Requirements applicable to such individual.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The Performance Requirements for the 2017 Annual Awards and applicable weighting for each requirement are as follows:

	Performance Requirements	Weighting for NEOs
A	The Core Mission Asset Ratio at 12/31/17, calculated using annual average par values of outstanding advances plus the unpaid principal balances of mortgage assets acquired from members and held on the Bank’s balance sheet, as a proportion of the par value of consolidated obligations issued for the Bank.	17.00%
B	The change in the par amount of advances outstanding (average daily levels for the fourth quarter of 2017) plus the change in the year-end balances of supplemental mission assets and activities from 12/31/16 to 12/31/17.	12.50%
C	Increase in the level of total retained earnings from 12/31/16 to 12/31/17.	18.00%
D	Member use of Community Investment products measured as the sum of the number of: members participating in 2017 with Community First Fund borrowers; CICA advance borrowers in 2017; AHP member applications in 2017; members participating in the Downpayment Plus program in 2017;and participants in voluntary programs.	7.50%
E	Net revenue generated by the Bank on MPF products.	7.50%
F	Implementation of MPF Program enhancement projects, and identification of additional projects for consideration.	5.00%
G	The net income of the MPF Provider vs. the 2017 MPF Provider forecasted net income.	7.50%
H	Remediation of 2016 FHFA findings.	15.00%
I	Implementation of Diversity and Inclusion initiatives.	10.00%

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The minimum, target and maximum achievement levels for each Performance Requirement for the 2017 Annual Awards (which awards are reflected in the Summary Compensation Table) along with 2017 results and the actual weighted achievement (as a percentage of base salary) are set forth in the following table:

					Actual Weighted Incentive Award as % of Salary for
Requirement	Minimum	Target	Maximum	2017 Results	President [a]	All Other NEOs [b]
A	65.0%	66.0%	67.0%	67.22%	17.00%	13.60%
B	$500 million	$1 billion	$3 billion	$19.878 billion	12.50%	10.00%
C	$125 million	$150 million	$175 million	$248.1 million	18.00%	14.40%
D	387 participants	412 participants	439 participants	456 participants	7.50%	6.00%
E	$21.4 million	$23.6 million	$25.8 million	$25.8 million	7.50%	6.00%
F	3 enhancements	4 enhancements	5 enhancements	4 enhancements	4.00%	3.00%
G	($1.0) million	$0.0 million	$0.8 million	$1.3 million	7.50%	6.00%
H	Complete action plans as assessed by the HR&C Committee with a report from Internal Audit within 90 days of the timeframe agreed upon for each (80% credit)	Complete action plans as assessed by the HR&C Committee with a report from Internal Audit within 30 days of the timeframe agreed upon for each (100% credit)	Complete action plans as assessed by the HR&C Committee with a report from Internal Audit by the timeframe agreed upon for each (130% credit)	112.00%	13.20%	10.20%
I	80% achievement	100% achievement	120% achievement	100.00%	8.00%	6.00%
Total Actual Incentive Award as a % of Salary [c]					95.20%	75.20% [d]

[a]
The percentages shown above represent the actual achievement which equates to an opportunity percentage ranging from 60% to 100% of base salary for the President (which includes interpolated amounts where performance fell between the achievement levels), multiplied by the applicable weighting for each requirement.

[b]
The percentages shown above represent the actual achievement which equates to an opportunity percentage ranging from 40% to 80% of base salary for NEOs other than the President (which includes interpolated amounts where performance fell between the achievement levels), multiplied by the applicable weighting for each requirement.

[c]
50% of the Incentive Award achieved is the Annual Award, which is payable at the end of 2017, and 50% of the Incentive Award is the Deferred Award, which is payable at the end of the 2018-2020 deferral period.

[d]
The HR&C Committee began with an award opportunity of 75.20% for Mr. Ericson and Ms. Turnquest. After considering the Bank's overall performance and each of Mr. Ericson's and Ms. Turnquest's individual performances, the HR&C Committee increased the Incentive Award for Mr. Ericson to 86.48% of his base salary and for Ms. Turnquest to 86.48% of her base salary.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Performance Requirements for Deferred Awards

2015-2017 Deferred Award (Earned for 2017)

The performance results and weighted achievement for the 2015-2017 Deferred Award (as a percentage of the initial deferred portion of the Incentive Award achieved for the 2014-2017 performance period) are set forth in the following table. This Deferred Award was earned in 2017 and is reflected in the Summary Compensation Table.

2015 - 2017 Performance Requirement Results	Actual Weighted Deferred Award as % of Deferred Award [a]
Ratio of the market value to par value of the Bank’s capital stock as of 12/31/17 is 315%.	31.25%
Maintained the three minimum regulatory capital ratios at each month end through 12/31/17.	31.25%
Maintained positive annual net income for 2015, 2016, and 2017.	31.25%
Improved the Bank's examination rating.	31.25%
Deferred Award as a % of the Initial Deferred Portion of the Incentive Award Achieved for the 2014-2017 Performance Period [b]	125%

[a]
The percentages shown above represent the actual achievement which equates to an opportunity percentage ranging from 75% to125% of the initial deferred portion of the Incentive Award achieved for the 2014-2017 performance period (which includes interpolated amounts where performance fell between the achievement levels), multiplied by the applicable weighting for each requirement. All conditions for payment of the 2015-2017 Deferred Award were satisfied and the maximum levels were achieved for each Performance Requirement.

[b]
The 2015-2017 Deferred Award is part of the Incentive Award achieved for the 2014-2017 performance period. 50% of the Incentive Award achieved is the Annual Award, which was earned in 2014, 50% of the Incentive Award achieved is the Deferred Award, which is payable following the end of 2017, and reflected in the Summary Compensation Table.

2018-2020 Deferred Award (Awarded in 2017)

The minimum, target and maximum achievement levels for each Performance Requirement for the Deferred Award for the 2018 - 2020 deferral period along with the applicable weightings for each requirement are set forth in the following table.

	Performance Requirements	Weighting for all NEOs [a]	Minimum	Target	Maximum
A	Ratio of the market value to par value of the Bank's capital stock as of 12/31/20	33.34%	>100%	>105%	>150%
B	Maintain the three minimum regulatory capital ratios at each month end through 12/31/20	33.33%	At least 104 capital requirements	At least 106 capital requirements	In all 36 months (108 capital requirements)
C	Maintain positive annual net income during 2018, 2019 and 2020	33.33%	In 10 of 12 quarters	In 11 of 12 quarters	In all 12 quarters

[a]
If the composite exam rating remains the same as the level at 12/31/16 or improves during 2018, 2019, or 2020, the Deferred Award paid will be at 100% of applicable weighting for each Performance Requirement above. If the composite exam rating declines during any of 2018, 2019, or 2020 from the level at 12/31/16 then the calculation based on actual achievement of the Performance Requirements for the Deferred Awards will reflect a reduction of 33% in the weightings of each Performance Requirement above.

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

The amount of the Deferred Award may increase or decrease based on the level of achievement of the Performance Requirements during the deferral period. For the 2017 - 2020 performance period, the amount of the Deferred Award as approved by the Board for each participant can range from 75% to 125% of the initial deferred portion of the Incentive Award as determined at the end of the initial performance period. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results.

Incentive Plan participants are paid their respective Incentive Awards, if any, in cash following the initial and deferred performance periods, provided that they are actively employed by the Bank at the end of the performance period. However, effective January 1, 2017 and retroactively applied to prior performance periods, if a participant dies, becomes disabled, retires, terminates employment for good reason or a change of control occurs, the participant shall be eligible to receive, unless he participates in any activity constituting cause, (a) a pro-rated incentive award for the current performance period based on how long he was employed with the Bank during the year (excluding any period of disability in excess of three months), and (b) all Deferred Awards previously granted. If a participant terminates employment other than as set forth in the immediately preceding sentence, he shall receive all Deferred Awards previously granted, as long as the participant has not been terminated for cause, subject to the terms of the plan. Incentive Plan participants may elect to defer some or all of an Incentive Award under our Benefit Equalization Plan. For a description of the terms of the Benefit Equalization Plan see Benefit Equalization Plan on page 106.

See President and Executive Team Incentive Compensation Plan on page 109 for the awards made to the NEOs under this plan.

Key Employee Long Term Incentive Compensation Plan

Effective as of the 2014-2016 performance period, our Executive Team stopped participating in the Key Employee Long Term Incentive Compensation Plan (which was replaced with the Deferred Award under the Incentive Plan).

However, since Ms. Turnquest was promoted to the Executive Team in August 2016, she continued to participate in the Key Employee Long Term Incentive Compensation Plan (which remained in effect for eligible employees) for the 2015-2017 performance period on a pro-rated basis, and was not eligible for a Deferred Award under the Incentive Plan for the 2015-2017 performance period. Award percentages under the Key Employee Long Term Incentive Compensation Plan vary based upon a participant's level of responsibility and are higher for those individuals serving as members of the Executive Team. Ms. Turnquest's award payment for the 2015-2017 performance period was prorated to reflect her promotion to the Executive Team in August 2016.

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

In connection with determining the award payments for the 2015 to 2017 plan period, the HR&C Committee evaluated the achievement of the performance period goals outlined below.

Target Value	2015 - 2017 Performance Criteria	Percentage Attained
40%	$44.4 billion increase in the amount of advances outstanding (average daily levels for the fourth quarter) plus the change in the year-end balances of certain mission assets and activities from 12/31/14 to 12/31/15.	150%
20%	$30.0 billion of new volume in the unpaid principal balance of new member mortgage loans from 1/1/15 to 12/31/17.	120%
30%	$891.0 million increase in GAAP retained earnings from 12/31/14 to 12/31/17.	137.08%
10%	Improvement in the Bank's examination rating.	120%

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage, which was 137.12% for 2015-2017. This resulted in a potential award amount of 34.72% of base salary for Ms. Turnquest, which as discussed above was prorated to reflect her promotion to the Executive Team in August 2016. The HR&C Committee decided to make awards under the plan at this level based upon the accomplishment of the plan criteria and determined that no award adjustments were warranted.

See Key Employee Long Term Incentive Compensation Plan on page 109 for the awards made to Ms. Turnquest under this plan.

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

If Mr. Feldman's employment with the Bank is terminated by the Bank for cause or by Mr. Feldman other than for good reason, Mr. Feldman would be entitled only to the amounts in items (1) and (2) above. The employment agreement specifies that the HR&C Committee may in its discretion reduce or eliminate any incentive compensation amounts in item (4) above for certain circumstances related to the performance of the Bank or Mr. Feldman, as more fully set forth in the Incentive Plan as described in Performance Requirements for Deferred Awards on page 101.

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

For a further description of potential payments to our NEOs upon termination of employment, see Potential Payments Upon Termination Table on page 112.

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

We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's consecutive five-year average highest earnings, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2017, the limitation on annual earnings was $270,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $215,000 in 2017.

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

For 2017, our matching contribution was limited to $16,200 for each employee. For employees hired prior to January 1, 2011, both employee and employer Savings Plan contributions are immediately 100% vested. Pursuant to IRS rules, effective for 2017, the Savings Plan limits the annual additions that can be made to a participating employee's account to $54,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution by an employee to a 401(k) account is $18,000 per year. In addition, no more than $270,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over are eligible to make catch-up contributions of up to $6,000 per year. Generally, Savings Plan distributions can only be made at

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may also take one loan each year from the vested portion of the Regular, Roth Elective Deferral and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

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

The HR&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 - Executive Compensation. In reliance on such review and discussions, the HR&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The HR&C Committee:

John K. Reinke, Chairman
Michelle L. Gross, Vice Chairman
Owen E. Beacom
Phyllis Lockett
Gregory A. White
Charles D. Young
Michael G. Steelman, ex officio

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Compensation Tables

Summary Compensation Table

The following table sets forth summary compensation information for our NEOs for 2017.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation		Change in Pension Value [b]	All Other Compensation [c]	Total
			Annual Award	Deferred/Long Term Award [a]
Matthew R. Feldman	2017	$940,420	$447,640	$429,008	$1,746,000	$16,200	$3,579,268
President and Chief Executive Officer	2016	904,250	413,468	440,156	1,006,000	15,900	2,779,774
	2015	869,450	406,555	434,725	624,000	15,900	2,350,630

Roger D. Lundstrom	2017	436,000	164,312	146,160	1,332,000	16,200	2,094,672
Executive Vice President and Chief Financial Officer	2016	422,083	158,206	158,156	665,000	15,900	1,419,345
	2015	387,542	143,364	156,000	265,000	15,900	967,806

Michael A. Ericson	2017	457,083	198,904	144,729	464,000	16,200	1,280,916
Executive Vice President and Group Head, Members and Markets	2016	422,583	181,937	136,343	201,000	15,900	957,763
	2015	393,000	145,570	158,400	80,000	15,900	792,870

John Stocchetti	2017	577,754	218,080	226,745	761,000	16,200	1,799,779
Executive Vice President and Group Head, Mortgage Partnership Finance Program	2016	549,633	205,873	218,750	401,000	15,900	1,391,156
	2015	508,217	226,634	204,820	242,000	13,250	1,194,921

Laura M. Turnquest [d]	2017	380,417	165,393	132,813	353,000	16,200	1,047,823
Executive Vice President, General Counsel & Corporate Secretary

[a]
For 2015, amounts earned are under the Key Employee Long Term Incentive Plan. For 2016 and 2017, amounts earned for all NEOs except Ms. Turnquest reflect the Deferred Award under the Incentive Plan. As further detailed on page 109, for 2017, amounts earned for Ms. Turnquest are under the Key Employee Long Term Incentive Plan, on a prorated basis.

[b]
The amount reported in this column represents the aggregate change in the actuarial present value of the NEO's accumulated benefit under the Pension Plan and BEP from December 31, 2016 to December 31, 2017.  The change in value resulted primarily from adding another year of credited service as well as 2017 annual salary increases. The decrease in the discount rates used to calculate the present value of accrued benefits, as further described in Retirement and Other Post-Employment Compensation Table and Narrative on page 110, also contributed to the change in projected benefit amount.

[c]	Amounts reported for all other compensation consists of Bank contributions to employee 401(k) and BEP plans.

[d]	Ms. Turnquest was not a NEO for 2015 and 2016.

Narrative to Summary Compensation Table

Compensation under the heading Annual Award in the Summary Compensation Table is comprised of the Annual Awards under the Incentive Plan. Compensation under the heading Deferred/Long Term Award in the Summary Compensation table is comprised of Deferred Awards under the Incentive Plan and awards under our Key Employee Long Term Compensation Plan. In 2016 and 2017, none of our NEOs except Ms. Turnquest received awards under the Key Employee Long Term Compensation Plan.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

President and Executive Team Incentive Compensation Plan

Annual Awards for 2017 to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan page 98.

Name	Base Salary	Actual Annual Award as a % of Salary [a]	Actual Annual Award
Matthew R. Feldman	$940,420	48%	$447,640
Roger D. Lundstrom	437,000	38%	164,312
Michael A. Ericson	460,000	43%	198,904
John Stocchetti	580,000	38%	218,080
Laura M. Turnquest	382,500	43%	165,393

[a]	50% of the Incentive Award achieved as a percentage of base salary is the Annual Award for 2017.

Deferred Awards for the 2015-2017 performance period to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan page 98.

Name	Deferred Award [a]	Actual Award Percentage [b]	Actual Deferred Award
Matthew R. Feldman	$343,206	125%	$429,008
Roger D. Lundstrom	116,928	125%	146,160
Michael A. Ericson	115,783	125%	144,729
John Stocchetti	181,396	125%	226,745

[a]	Represents the initial deferred portion of the Incentive Award achieved for the 2014-2017 performance period.

[b]	Represents the earned percentage of the initial deferred portion of the Incentive Award achieved for the 2014-2017 performance period.

Key Employee Long Term Incentive Compensation Plan

The following table sets forth the award under our Key Employee Long Term Incentive Compensation Plan for Ms. Turnquest.

Name	Base Salary	Actual Award as % of Salary	Actual Award
Laura M. Turnquest [a]	$382,500	35%	$132,813

[a]
Award percentages under the Key Employee Long Term Incentive Compensation Plan vary based on a participant's level of responsibility and are higher for those individuals serving as members of the Bank's Executive Team. See Executive Team Potential Awards Table on page 103. Ms. Turnquest's award under the 2015-2017 plan was prorated to reflect her promotion to the Executive Team in August 2016.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Grants of Plan-Based Awards

The following table describes the potential NEO awards under the Incentive Plan for the plan period covering January 1, 2017, through December 31, 2020. See President and Executive Team Incentive Compensation Plan starting on page 98 for a description of the performance criteria under this plan.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Incentive Plan [a]	Minimum	Target	Maximum
Matthew R. Feldman	Annual	$282,126	$376,168	$470,210
	Deferred	335,730	447,640	559,550
Roger D. Lundstrom	Annual	87,400	131,100	174,800
	Deferred	123,234	164,312	205,390
Michael A. Ericson	Annual	92,000	138,000	184,000
	Deferred	149,178	198,904	248,630
John Stocchetti	Annual	116,000	174,000	232,000
	Deferred	163,560	218,080	272,600
Laura M. Turnquest	Annual	76,500	114,750	153,000
	Deferred	124,045	165,393	206,741

[a]
Annual: Annual Award under the Incentive Plan. The amounts shown are based on the potential awards for each NEO for 2017. Annual awards granted in 2017 were earned in the same year; for such amounts actually earned, please see the Summary Compensation Table.

Deferred: Deferred Award under the Incentive Plan. The amounts shown reflect the actual Deferred Awards granted for 2018-2020 based on actual performance for 2017. The Deferred Awards remain subject to adjustment based upon achievement of certain Performance Requirements during the 2018-2020 deferral period and may be reduced to zero if actual achievement is below the minimum achievement level for those Performance Requirements.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Matthew R. Feldman [a]	Pension	13.75	$1,224,000	$—
	BEP	13.75	5,296,000	—
Roger D. Lundstrom	Pension	33.33	2,197,000	—
	BEP	33.33	3,177,000	—
Michael A. Ericson	Pension	12.42	583,000	—
	BEP	12.42	708,000	—
John Stocchetti	Pension	10.75	837,000	—
	BEP	10.75	1,717,000	—
Laura M. Turnquest	Pension	12.75	787,000	—
	BEP	12.75	472,000	—

[a]	At December 31, 2017 the additional present value of accrued benefits due Mr. Feldman under section (7)(b)(vi) of his employment agreement is $1,601,000.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The participant's accumulated benefit is calculated as of December 31, 2017 and 2016. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. The present value is calculated using the accumulated benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date.  As of December 31, 2016, 55% the Pension Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2016) and 45% of the Pension Plan benefit is valued using the RP-2000 static mortality table for lump sums projected to 2016. As of December 31, 2017, 55% of the Pension Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2017) and 45% of the Pension Plan benefit is valued using the RP-2000 static mortality table for lump sums projected to 2017.  The interest rates used are 4.14% as of December 31, 2016 and 3.60% as of December 31, 2017.

The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2017 accumulated benefit and the present value of the December 31, 2016 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. The present value is calculated by multiplying the benefits accumulated at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2016, the Benefit Equalization Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2016). As of December 31, 2017, the Benefit Equalization Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2017). The interest rates used are 4.03% as of December 31, 2016 and 3.29% as of December 31, 2017 (participants who elected a lump sum as their form of benefit from the Benefit Equalization Plan have their lump sum amounts at age 65 valued at 3.60%, then discounted back to current age at 3.29%).

The difference between the present value of the December 31, 2017 accumulated benefit and the present value of the December 31, 2016 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY [b]	Registrant Contributions in Last FY [c]	Aggregate Earnings in Last FY [d]	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE [e]
Matthew R. Feldman	BEP	$60,638	$—	$7,647	$—	$518,222
Roger D. Lundstrom	BEP	106,800	7,520	11,951	—	813,356
Michael A. Ericson	BEP	13,996	663	1,005	—	73,982
John Stocchetti	BEP	145,709	2,963	16,744	—	1,088,290
Laura M. Turnquest	BEP	—	—	94	—	5,883

[a]
The table above includes salary reduction contributions by our NEOs, and matching contributions by the Bank under the Benefit Equalization Plan (BEP). For a description of the BEP, see Benefit Equalization Plan on page 106.

[b]	Represents the amounts of the contributions made by each NEO. These amounts are reflected in the "Salary" column of the Summary Compensation Table.

[c]	Represents the amounts of the contributions made by the Bank for each NEO under the BEP. These amounts are reflected in the “All Other Compensation” column of the Summary Compensation Table.

[d]	Not included in 2017 compensation as rate paid was not above a market rate.

[e]
The aggregate balance at December 31, 2017, as reported above, includes amounts that are either currently reported or were previously reported as compensation in the Summary Compensation Table for 2017 and prior years, except for the aggregate earnings on deferred compensation to the extent such compensation was not above market rate.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Potential Payments Upon Termination Table

Name	Severance	President and Executive Team Incentive Plan	Key Employee Long-Term Incentive Plan	Health Care	Total
Matthew R. Feldman	$940,420	$2,144,311	$—	$11,141	$3,095,872
Roger D. Lundstrom	874,000	776,354	—	25,155	1,675,509
Michael A. Ericson	460,000	870,044	—	17,489	1,347,533
John Stocchetti	580,000	1,095,412	—	17,489	1,692,901
Laura M. Turnquest	382,500	464,495	132,813	17,489	997,297

The table above outlines payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2017. The Incentive Plan was amended and restated effective January 1, 2017 and applied retroactively. Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the potential termination events discussed, the actual amounts paid or distributed may be different.

For Mr. Feldman, the table above outlines termination under the following conditions in accordance with his employment agreement: by the Bank without cause (as defined in his employment agreement), by Mr. Feldman for good reason (as defined in his employment agreement), as a result of the Bank’s non-renewal of Mr. Feldman’s employment agreement, or upon the death or disability (as defined in his employment agreement) of Mr. Feldman. For purposes of calculating the benefits outlined in the table above, we have also assumed that Mr. Feldman would continue to receive Bank-subsidized health care coverage. For Mr. Feldman, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the earned 2017 Annual Award, and Deferred Awards for the following performance periods: 2015-2017 (as earned); 2016-2018(assuming target performance); 2017-2019 (assuming target performance); and 2018-2020 (assuming target performance). In addition to the amounts outlined above, pursuant to his employment agreement, Mr. Feldman would be entitled to an additional amount under the BEP, as detailed on page 110.

For the other NEOs, the table above outlines termination under the following conditions in accordance with the Employee Severance Plan: without cause (as defined in the Employee Severance Plan) or as a result of constructive discharge (as defined in the Employee Severance Plan). In addition, we assumed termination was not for cause as defined in the Incentive Plan, that their severance payments do not exceed the limits set forth in the Employee Severance Plan, and that they continue to receive Bank-subsidized health care coverage if the NEO was enrolled in the Bank’s health care benefit plan during 2017. For the other NEOs, except Ms. Turnquest, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the 2017 Annual Award (as earned) and the Deferred Awards for the following performance periods: 2015-2017 (as earned); 2016-2018 (assuming target performance); 2017-2019 (assuming target performance); and 2018-2020 (assuming target performance). For Ms. Turnquest, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the 2017 Annual Award (as earned) and the Deferred Awards for the following performance periods: 2017-2019 (assuming target performance) and 2018-2020 (assuming target performance).

Additionally, under the Incentive Plan, assuming termination at December 31, 2017 and provided termination is not for cause (as defined in the Incentive Plan), the same awards as set forth under the “President and Executive Team Incentive Plan” column in the table above would be available to the NEOs (except for Mr. Feldman) in the event they terminate employment for any reason, including as set forth in the immediately following sentence. Under the Incentive Plan, the 2017 Annual Award and the 2015-2017, 2016-2018, 2017-2019, and 2018-2020 Deferred Awards as reflected in the table above will also be available to these NEOs in the event they die, become disabled, retire, terminate employment for good reason, or a change of control occurs (as such terms are defined in the Incentive Plan) at December 31, 2017, assuming they did not participate in any activity constituting cause (as defined in the Incentive Plan).

For Ms. Turnquest, the amount reflected in the “Key Employee Long Term Incentive Plan” column includes Ms. Turnquest's 2015-2017 award under the Key Employee Long Term Incentive Compensation Plan, assuming termination of employment on December 31, 2017, which will vest on that date regardless of how employment is terminated.

For further details on payments due upon these circumstances to the NEOs, see Severance Arrangements on page 104.

In other termination scenarios, including the death or disability or retirement of the NEOs other than Mr. Feldman and the retirement of Mr. Feldman, or termination of Mr. Feldman for cause (as defined in his termination agreement) or for other than good reason (as defined in his termination agreement), our NEOs would be entitled to receive benefits generally available to other employees, except as described above. The narrative disclosure and tables above describe and quantify the compensation

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

and benefits that are paid in addition to compensation and benefits generally available to other employees. Examples of compensation and benefits generally available to other employees, and thus not included above, are distributions under the Savings Plan, disability and life insurance benefits to the extent such employee has paid for such benefits, health and life insurance benefits, and amounts for accrued and unpaid salary and vacation.
For more information on the Pension Plan and the BEP, see Retirement and Other Post-Employment Compensation Table and Narrative on page 110 and the Nonqualified Deferred Compensation Table on page 111 , as well as Pension Plan Benefits on page 105 and Benefit Equalization Plan on page 106.
Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual total compensation of our employees and the annual total compensation of Mr. Feldman, our President and CEO:

For 2017, the median of the annual total compensation of all employees of the Bank (other than Mr. Feldman) (the Median Employee) was $133,743 and the annual total compensation of Mr. Feldman was $3,579,268. Annual total compensation for the Median Employee and Mr. Feldman is calculated in the same manner as the “Total” column in the Summary Compensation Table on page 108. Based on this information, for 2017, the ratio of the annual total compensation of Mr. Feldman to the Median Employee was 26.76 to 1.

We identified the Median Employee by comparing the amount of base salary (including overtime), incentive awards, and Savings Plan and BEP plans contributions made by the Bank, for each of the employees who were employed by the Bank on December 31, 2017, and ranking the total compensation for all such employees from lowest to highest, excluding Mr. Feldman. We identified the Median Employee using this compensation measure, which was applied consistently to all our employees included in the calculation.  We included all full-time and part-time employees in the identification of the Median Employee and annualized the compensation for all permanent employees who were not employed by us for all of 2017.

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

Our Board of Directors set compensation levels for 2017 as follows:

Position	Maximum Total Quarterly Retainers	Maximum Total Meetings Fees	Maximum Total Annual Compensation
Chairman of the Board	$65,000	$65,000	$130,000
Vice-chairman of the Board	57,500	57,500	115,000
Chairman of the Audit Committee	57,500	57,500	115,000
Other Committee Chairman	52,500	52,500	105,000
All other Directors	47,500	47,500	95,000

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The HR&C Committee reviewed Director performance, as required by the revised policy, and determined that all directors serving during 2017 (except Mr. Young) met the criteria necessary to receive their quarterly retainer fees. Per meeting fees reflect actual attendance by the Directors. The following table sets forth Director Compensation for 2017.

Name	2017 Total Fees Earned	2017 Fees Paid in Cash	2017 Fees Deferred [a]
William W. Sennholz [b] - Chair	130,000	130,000	—
Michael G. Steelman [b] - Vice Chair	115,000	115,000	—
James T. Ashworth	105,000	95,812	9,188
Owen E. Beacom	95,000	95,000	—
Edward P. Brady	105,000	105,000	—
Mary J. Cahillane	105,000	59,062	45,938
Mark J. Eppli	95,000	95,000	—
Joseph Fazio	95,000	95,000	—
Michelle L. Gross	95,000	95,000	—
E. David Locke	105,000	105,000	—
Phyllis Lockett	95,000	53,437	41,563
David R. Pirsein	95,000	78,375	16,625
John K. Reinke [b]	105,000	105,000	—
Leo J. Ries	95,000	95,000	—
Steven F. Rosenbaum	95,000	65,906	29,094
Lois Scott	95,000	95,000	—
Gregory A. White	95,000	95,000	—
Charles Young [c]	76,339	76,339	—
Total	$1,796,339	$1,653,931	$142,408

[a]
Directors could elect to defer fees to a director's non-qualified, unfunded, deferred compensation plan. Earnings on this deferred compensation are not included above as the rate paid was not above a market rate.

[b]
During 2016 and 2017, Mr. Sennholz served as Chairman of the Board and Mr. Steelman served as Vice Chairman of the Board. On December 14, 2017, the Board elected Mr. Steelman to serve as Chairman and Mr. Reinke to serve as Vice Chairman of the Board for 2018-2019.

[c]	In 2017, Mr. Young did not meet the criteria necessary to receive his fourth quarter retainer fee.

The Board compensation policy for 2018 was reported in a Form 8-K filed on November 14, 2017 and is attached as Exhibit 10.16 to this Form 10-K.

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

Compensation Committee Interlocks and Insider Participation

During 2017, the following directors served on our HR&C Committee: John K. Reinke (Chairman), James T. Ashworth (Vice Chairman), Owen E. Beacom, Michelle L. Gross, William W. Sennholz (ex-officio), Gregory A. White, and Charles D. Young. No member of our HR&C Committee has at any time been an officer or employee of the Bank. None of our executive officers has served or is serving on the Board of Directors or the compensation committee of any entity whose executive officers served on our HR&C Committee or Board of Directors.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members in 2017 are for the election of our directors, as more fully discussed in 2017 Director Election on page 85.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock:

As of January 31, 2018	Regulatory Capital Stock	% of Total
BMO Harris Bank N.A. 111 West Monroe Street Chicago, IL 60690	$269	13.49%
One Mortgage Partners Corp. [a] 10 South Dearborn St., Suite 413 Chicago, IL 60603	245	12.29%
The Northern Trust Company 50 South LaSalle Street Chicago, IL 60603	238	11.91%
Associated Bank, National Association 433 Main Street Green Bay, WI 54301	139	6.96%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table sets forth information about those members with an officer or director serving as a director of the Bank. Independent directors do not control any capital stock of the Bank.

As of January 31, 2018	Director Name	Regulatory Capital Stock [a]	% of Total
The Park Bank 1815 Greenway Cross Madison, WI 53713	James H. Hegenbarth	$2.7	0.13%
Forward Financial Bank 207 West 6th Street Marshfield, WI 54449	William W. Sennholz	2.7	0.13%
Commerce State Bank 1700 South Silverbrook Drive West Bend, WI 53095	Joseph Fazio III	1.4	0.07%
CNB Bank & Trust, N.A. 450 West Side Square Carlinville, IL 62626	James T. Ashworth	0.7	0.04%
First Bank & Trust 820 Church Street Evanston, IL 60201	Owen E. Beacom	0.6	0.03%
The Stephenson National Bank & Trust 1820 Hall Avenue Marinette, WI 54143	John K. Reinke	0.5	0.03%
Forest Park National Bank and Trust Company 7348 W. Madison St. Forest Park, IL 60130	Daniel G. Watts	0.3	0.01%
First National Bank in Pinckneyville 210 South Main Street Pinckneyville, IL 62274	David R. Pirsein	0.3	0.01%
State Bank of Bement 180 East Bodman Street Bement, IL 61813	Michelle Gross	0.2	0.01%
Farmers & Merchants State Bank of Bushnell 484 East Main Street Bushnell, IL 61422	Michael G. Steelman	0.04	0.002%
Total Directors as a group		$9.4	0.46%

[a]	The regulatory capital stock that a member institution owns is pledged to us as additional collateral on advances and all other outstanding obligations for that member.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Related Persons and Related Transactions

We are a cooperative and capital stock ownership is a prerequisite to transacting any member business with us. Our members (and, in limited circumstances, former members) own all of our capital stock.

Our Board of Directors consists of two types of directors: “member directors” and “independent directors”. Member directors are required to be directors or officers of our members, whereas independent directors cannot be directors or officers of a Bank member. For further discussion of the eligibility criteria for our directors, see Nomination of Member Directors and Nomination of Independent Directors on page 84. We have eight independent directors and ten member directors currently serving on our Board.

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

During 2017, we did not have a separate written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President, and the CEO and President may seek a waiver from the Board.

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

See Information Regarding Current Directors of the Bank on page 85 for more information on our current directors. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the member directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

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

Under the NYSE rules, no director qualifies as independent unless the full Board affirmatively determines that he or she has no material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). In addition, the NYSE rules set out a number of specific disqualifications from independence, including certain employment relationships between the director or his or her family members and the company, the company’s internal or external auditor, another company where any of the company’s executive officers is a compensation committee member or another company that conducted business with the company above a specified threshold; and receipt by the director or his or her family members of compensation from the company above a specified threshold (with certain exceptions).

Applying the NYSE independence standards for boards of directors to our current member directors and those who served during 2017, our Board determined that only member directors Beacom, Gross, Sennholz, Steelman, and Watts did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these member directors, consisting of Ashworth, Beacom, Fazio, Gross, Hegenbarth, Locke (former director whose term ended in 2017), Pirsein, Reinke, Rosenbaum (former director whose term ended in 2017), Sennholz, Steelman, and Watts meets the independence criteria under the NYSE independence standards. None of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors, consisting of Brady, Cahillane, Eppli, Lockett, Ries, Scott, White and Young, is independent under the NYSE independence standards. Similarly, the Board determined that the following current member directors serving on the Audit Committee, and member directors who served on the Audit Committee during 2017, are not independent under the NYSE independence standards for audit committees: Fazio, Hegenbarth, Rosenbaum (former director whose term ended in 2017), Reinke, Sennholz, Steelman, and Watts. The Board determined that the following current member directors serving on the HR&C Committee, and member directors who served on the HR&C Committee in 2017, are not independent under the NYSE independence standards for compensation committees: Ashworth, Beacom, Gross, Reinke, Sennholz, and Steelman.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been charged (or accrued) by our external accounting firm:

	(in thousands)
For the Years Ended December 31,	2017	2016
Audit fees	$961	$900
Audit related fees	201	208
All other fees	—	6
Total fees	$1,162	$1,114

Audit fees were for professional services rendered for the audits of our financial statements. Audit related fees were for other assurance and related services. No tax related fees were paid. No fees were paid for financial information system design, implementation, or software license fees. All other fees consist of our allocated share for systemwide human resources consulting in 2016.

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

Federal Home Loan Bank of Chicago

PART IV
Item 15.     Exhibits, Financial Statements Schedules.

(a) See "2017 Annual Financial Statements and Notes"

(b) The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 9, 2018, or as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports or registration statements, copies of which may be obtained by going to the SEC's website at www.sec.gov. Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed is identified with a "*".

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [a]
3.2	Federal Home Loan Bank of Chicago Bylaws [b]
4.1	Capital Plan of the Federal Home Loan Bank of Chicago, as amended and restated effective October 1, 2015 [c]
10.1.1	Sublease Agreement between the Federal Home Loan Bank of Chicago and the Aon Corporation dated December 31, 2008 [d]
10.1.2	First Amendment to Sublease Agreement, dated January 26, 2010 [e]
10.2	Office Lease between the Federal Home Loan Bank of Chicago and Wells REIT-Chicago Center Owner, LLC, dated January 9, 2009 [f]
10.3	Advances, Collateral Pledge, and Security Agreement [g]
10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [h]
10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [i]
10.6	Mortgage Partnership Finance Program Consolidated Interbank Agreement, dated July 22, 2016 [j]
10.7
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, as amended and restated effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks [k]

10.8	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2015 *l
10.9	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, dated December 19, 2008 *m
10.10	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, as amended and restated effective January 1, 2017 *n
10.11	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 *o
10.12	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, as amended and restated effective January 1, 2013 *p
10.13	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 *q
10.14	Federal Home Loan Bank of Chicago 2016 Board of Directors Compensation Policy *r
10.15	Federal Home Loan Bank of Chicago 2017 Board of Directors Compensation Policy *[s]
10.16	Federal Home Loan Bank of Chicago 2018 Board of Directors Compensation Policy *v
10.17	Federal Home Loan Bank of Chicago Board of Directors Deferred Compensation Plan, effective September 1, 2013 *t
10.18	Joint Capital Enhancement Agreement, as amended August 5, 2011 [u]
24	Power of Attorney (included on the signature page)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [v]
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [v]
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [v]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [v]
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document [v]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [v]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [v]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [v]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [v]

[a]	Filed as Exhibit 3.1 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[b]	Filed as Exhibit 3.1 with our 8-K Current Report on February 1, 2016, SEC File No.: 000-51401

[c]	Filed as Exhibit 4.1 with our 8-K Current Report on August 31, 2015, SEC File No.: 000-51401

[d]	Filed as Exhibit 10.1 with our 8-K Current Report on January 15, 2009, SEC File No.: 000-51401

Federal Home Loan Bank of Chicago

[e]	Filed as Exhibit 10.1 with our 8-K Current Report on February 1, 2010, SEC File No.: 000-51401

[f]	Filed as Exhibit 10.2 with our 8-K Current Report on January 15, 2009, SEC File No.: 000-51401

[g]	Filed as Exhibit 10.3 with our Form 10-K on March 17, 2011, SEC File No.: 000-51401

[h]	Filed as Exhibit 10.4 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[i]	Filed as Exhibit 10.4.1 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[j]	Filed as Exhibit 10.1 with our Form 10-Q on November 3, 2016, SEC File No.: 000-51401

[k]	Filed as Exhibit 10.7 with our Form 10-K on March 9, 2017, SEC File No.: 000-51401

[l]	Filed as Exhibit 10.1 with our 8-K Current Report on January 30, 2015, SEC File No.: 000-51401

[m]	Filed as Exhibit 10.22 with our Form 10-K on March 20, 2009, SEC File No.: 000-51401

[n]	Filed as Exhibit 10.2 on our Form 10-Q on May 8, 2017, SEC File No.: 000-51401

[o]	Filed as Exhibit 10.8.4 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[p]	Filed as Exhibit 10.2 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401

[q]	Filed as Exhibit 10.1 with our Form 10-Q on May 11, 2007, SEC File No.: 000-51401

[r]	Filed as Exhibit 10.16 with our Form 10-K on March 9, 2016, SEC File No.: 000-51401

[s]	Filed as Exhibit 10.16 with our Form 10-K on March 9, 2017, SEC File No.: 000-51401

[t]	Filed as Exhibit 10.4 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401

[u]	Filed as Exhibit 99.1 with our 8-K Current Report on August 5, 2011, SEC File No.: 000-51401

[v]	Filed herewith.

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

CFI: Community Financial Institution - FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA and adjusted annually for inflation. Effective in January 2018, the limit is $1.173 billion (for 2017, the limit was $1.148 billion).

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

Federal Home Loan Bank of Chicago

COSO: The Committee of Sponsoring Organizations of the Treadway Commission. A joint initiative of the private sector dedicated to providing frameworks and guidance on enterprise risk management, internal control and fraud deterrence.

DC: Delivery commitment. Commitments to purchase MPF Loans carried at fair value as a derivative asset or derivative liability, with changes in fair value immediately recognized as noninterest income on derivatives and hedging activities in our statements of income.

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

Federal Home Loan Bank of Chicago

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

Federal Home Loan Bank of Chicago

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

Federal Home Loan Bank of Chicago

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

TDR: Troubled Debt Restructuring

UPB: Unpaid Principal Balance.

U.S.: United States

VA: Department of Veteran's Affairs.

Federal Home Loan Bank of Chicago

2017 Annual Financial Statements and Notes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Chicago

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Chicago (the “Bank”) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Bank’s financial statements and on the Bank’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

PricewaterhouseCoopers LLP, One North Wacker Drive, Chicago, IL 60606
T: (312) 298 2000, F: (312) 298 2001, www.pwc.com/us

Definition and Limitations of Internal Control over Financial Reporting

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

Chicago, Illinois
March 9, 2018

We have served as the Bank’s auditor since 1990.

2 of 2

Federal Home Loan Bank of Chicago

Statements of Condition (Dollars in millions, except capital stock par value)

										December 31, 2017	December 31, 2016
Assets
Cash and due from banks										$42	$351
Interest bearing deposits										775	650
Federal Funds sold										7,561	4,075
Securities purchased under agreements to resell										5,000	2,300
Investment securities -
Trading,	67	and	97	pledged						233	1,045
Available-for-sale										12,957	14,918
Held-to-maturity,			4,538	and	5,516		fair value			4,157	5,072
Investment securities										17,347	21,035
Advances,		776	and	672	carried at fair value					48,085	45,067
MPF Loans held in portfolio, net of						(2)	and	(3)	allowance for credit losses	5,193	4,967
Derivative assets										3	6
Other assets,			118	and	44		carried at fair value			349	241
Assets										$84,355	$78,692

Liabilities
Deposits -
Noninterest bearing										$51	$53
Interest bearing,			32	and	16	from other FHLBs				473	443
Deposits										524	496
Consolidated obligations, net -
Discount notes,		749		and	6,368		carried at fair value			41,191	35,949
Bonds,	5,260		and	5,443	carried at fair value					37,121	36,903
Consolidated obligations, net										78,312	72,852
Derivative liabilities										20	43
Affordable Housing Program assessment payable										88	86
Mandatorily redeemable capital stock										311	301
Other liabilities										248	219
Liabilities										79,503	73,997
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,				12	and	12	million shares issued and outstanding			1,241	1,160
Class B2 membership stock,					2	and	6	million shares issued and outstanding		202	551
Capital stock - putable,				$100		and	$100	par value		1,443	1,711
Retained earnings - unrestricted										2,845	2,631
Retained earnings - restricted										452	389
Retained earnings										3,297	3,020
Accumulated other comprehensive income (loss) (AOCI)										112	(36)
Capital										4,852	4,695
Liabilities and capital										$84,355	$78,692
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income (Dollars in millions)

For the years ended December 31,	2017	2016	2015
Interest income	$1,558	$1,259	$1,252
Interest expense	1,075	803	744
Net interest income	483	456	508
Provision for (reversal of) credit losses	—	1	5
Net interest income after provision for (reversal of) credit losses	483	455	503

Noninterest income -
Derivatives and hedging activities	8	1	(16)
Instruments held under fair value option	(2)	5	8
Litigation settlement awards	2	38	13
MPF fees,	20	,	17	and	11	from other FHLBs	28	27	17
Other, net	8	5	1
Noninterest income	44	76	23

Noninterest expense -
Compensation and benefits	100	94	81
Operating expenses	62	60	51
Other	12	13	6
Noninterest expense	174	167	138

Income before assessments	353	364	388

Affordable Housing Program assessment	36	37	39

Net income	$317	$327	$349

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (Dollars in millions)

For the years ended December 31,	2017	2016	2015
Net income	$317	$327	$349

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale securities	(52)	(199)	(402)
Noncredit OTTI held-to-maturity securities	34	40	47
Net unrealized gain (loss) cash flow hedges	165	151	117
Postretirement plans	1	—	(7)
Other comprehensive income (loss)	148	(8)	(245)

Comprehensive income	$465	$319	$104

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital (Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
December 31, 2016	12	$1,160	6	$551	18	$1,711	$2,631	$389	$3,020	$(36)	$4,695
Comprehensive income							254	63	317	148	465
Issuance of capital stock	27	2,813	—	17	27	2,830					2,830
Repurchase of capital stock	—	(35)	(31)	(3,058)	(31)	(3,093)					(3,093)
Capital stock reclassified to mandatorily redeemable capital stock (liabilities)	—	(2)	—	(3)	—	(5)					(5)
Transfers between classes of capital stock	(27)	(2,695)	27	2,695
Cash dividends - class B1							(37)		(37)		(37)
Class B1 annualized rate											3.19%
Cash dividends - class B2							(3)		(3)		(3)
Class B2 annualized rate											1.10%
Total change in period	—	81	(4)	(349)	(4)	(268)	214	63	277	148	157
December 31, 2017	12	1,241	2	202	14	1,443	2,845	452	3,297	112	4,852
December 31, 2015	13	1,313	6	637	19	1,950	2,407	323	2,730	(28)	4,652
Comprehensive income							261	66	327	(8)	319
Issuance of capital stock	14	1,293	1	16	15	1,309					1,309
Repurchase of capital stock	(7)	(672)	(6)	(576)	(13)	(1,248)					(1,248)
Capital stock reclassified to mandatorily redeemable capital stock (liabilities)	(3)	(295)	—	(5)	(3)	(300)					(300)
Transfers between classes of capital stock	(5)	(479)	5	479
Cash dividends - class B1							(33)		(33)		(33)
Class B1 annualized rate											2.75%
Cash dividends - class B2							(4)		(4)		(4)
Class B2 annualized rate											0.60%
Total change in period	(1)	(153)	—	(86)	(1)	(239)	224	66	290	(8)	43
December 31, 2016	12	1,160	6	551	18	1,711	2,631	389	3,020	(36)	4,695
December 31, 2014	8	827	11	1,075	19	1,902	2,152	254	2,406	217	4,525
Comprehensive income							280	69	349	(245)	104
Issuance of capital stock	4	357	—	17	4	374					374
Repurchase of capital stock	(1)	(95)	(3)	(229)	(4)	(324)					(324)
Capital stock reclassified to mandatorily redeemable capital stock (liabilities)	—	—	—	(2)	—	(2)					(2)
Transfers between classes of capital stock	2	224	(2)	(224)
Cash dividends - class B1							(20)		(20)		(20)
Class B1 annualized rate											2.31%
Cash dividends - class B2							(5)		(5)		(5)
Class B2 annualized rate											0.50%
Total change in period	5	486	(5)	(438)	—	48	255	69	324	(245)	127
December 31, 2015	13	$1,313	6	$637	19	$1,950	$2,407	$323	$2,730	$(28)	$4,652

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows (Dollars in millions)

	For the years ended December 31,	2017		2016		2015
Operating	Net income	$317		$327		$349
	Adjustments to reconcile net income for noncash operating activities -
	Amortization and accretion	41		19		2
	Change in net fair value on derivatives and hedging activities	311		192		326
	Other	(2)		(10)		11
	Changes in operating assets or liabilities -
	Purchases of mortgage loans to be securitized	(687)		(446)		(151)
	Proceeds from sales of securitized mortgage loans	613		457		97
	Other operating assets	(64)		(40)		(59)
	Other operating liabilities	11		(17)		(5)
	Net cash provided by (used in) operating activities	540		482		570

Investing	Net change interest bearing deposits	(125)		—		(90)
	Net change Federal Funds sold	(3,486)		(2,373)		(177)
	Net change securities purchased under agreements to resell	(2,700)		(925)		2,025
	Trading securities -
	Sales	801		2,158		300
	Proceeds from maturities and paydowns	208		111		812
	Purchases	(200)		(2,156)		(2,106)
	Available-for-sale securities -
	Proceeds from maturities and paydowns	1,798		2,243		2,027
	Purchases	(5)		(2)		(14)
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	(10)	[a]	37	[a]	112	[a]
	Proceeds from maturities and paydowns	1,043		979		1,154
	Purchases	(31)		(41)		(24)
	Advances -
	Principal collected	747,813		704,656		342,573
	Issued	(750,868)		(713,017)		(346,874)
	MPF Loans held in portfolio -
	Principal collected	1,003		1,164		1,424
	Purchases	(1,236)		(1,306)		(204)
	Other investing activities	21		33		31
	Net cash provided by (used in) investing activities	$(5,974)		$(8,439)		$969

Federal Home Loan Bank of Chicago

	For the years ended December 31,	2017	2016	2015
Financing	Net change deposits	$28	$(43)	$(125)
	Discount notes -
	Net proceeds from issuance	1,408,075	682,913	277,115
	Payments for maturing and retiring	(1,402,859)	(688,540)	(266,620)
	Consolidated obligation bonds -
	Net proceeds from issuance	19,567	36,752	10,283
	Payments for maturing and retiring	(19,358)	(22,297)	(21,962)
	Net proceeds (payments) on bond transfers with other FHLBs	—	—	(35)
	Payments for retiring of subordinated debt	—	(944)	—
	Capital stock -
	Proceeds from issuance	2,830	1,309	374
	Repurchases	(3,093)	(1,248)	(324)
	Cash dividends paid	(40)	(37)	(25)
	Other financing activities	(25)	(56)	(63)
	Net cash provided by (used in) financing activities	5,125	7,809	(1,382)

	Net increase (decrease) in cash and due from banks	(309)	(148)	157
	Cash and due from banks at beginning of period	351	499	342
	Cash and due from banks at end of period	$42	$351	$499

Supplemental	Interest paid	$897	$644	$740
	Affordable Housing Program assessments paid	34	40	40
	Capital stock reclassified to mandatorily redeemable capital stock	5	300	2
	Transfer of MPF Loans held for sale (in other assets) to securitized mortgage loans (in trading securities)	526	422	83
	Transfer of MPF Loans held in portfolio to other assets	16	23	30

[a]	Short-term held-to-maturity securities, net, consists of investment securities with a maturity of less than 90 days when purchased.

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

Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district is Illinois and Wisconsin. All federally-insured depository institutions, insurance companies engaged in residential housing finance, credit unions and community development financial institutions located in our district are eligible to apply for membership with us. All our members are required to purchase our capital stock as a condition of membership. Our capital stock is not publicly traded and subject to certain statutory and regulatory limits, and is issued, repurchased or redeemed at a par value of $100 per share. As a cooperative, we do business with our members, and former members (under limited circumstances). Specifically, we provide credit principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program.

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

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

Refer to the Glossary of Terms starting on page 122 for the definitions of certain terms used herein.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Basis of Presentation

Gross versus Net Presentation - We present derivative assets and liabilities on a net basis in our statements of condition when our right to net amounts due to our counterparties and/or clearing agents is enforceable at law. We include accrued net interest settlements and cash collateral, including initial and variation margin, in the carrying amount of a derivative. Over-the-counter derivatives are netted by contract (e.g., master netting agreement), to discharge all or a portion of the amounts that would be owed to our counterparty by applying them against the amounts that our counterparty owes to us. Additionally, we clear certain derivatives transactions with clearinghouses classified as a Derivatives Clearing Organization (DCO), through Futures Commission Merchants (FCM), a clearing member of the DCO. If these netted amounts are positive, they are classified as a derivative asset and if negative, they are classified as a derivative liability. Effective in January of 2017, there was a change in our basis of presentation for our cleared derivative transactions. Prior to 2017, our accounting presented derivative assets and liabilities of our cleared derivative transactions on a net basis, inclusive of initial and variation margin, and accrued interest receivable/payable and cash collateral. Due to rule changes adopted by our DCOs, as of January of 2017, we characterize the treatment of variation margin payments as settlements rather than as collateral for our cleared derivatives. As result, we account for variation margin payments as settlements to our derivative assets and derivative liabilities. The amendments to the DCOs’ rules had no effect on how we present initial margin, which we include in the carrying amount of our derivative assets or derivative liabilities. See Note 2 - Summary of Significant Accounting Policies for further details.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or asset. Derivatives that do not have the legal right of offset are presented on a gross basis in our statements of condition.

Refer to Note 9 - Derivatives and Hedging Activities for further details.

Our policy is to report securities purchased under agreements to resell and securities sold under agreements to repurchase, if any, and securities borrowing transactions, if any, on a gross basis.

Consolidation of Variable Interest Entities - We are not the primary beneficiary of any variable interest entity. Specifically, we do not have the power to direct the activities of any variable interest entity that would most significantly impact its economic performance and we do not have the obligation to absorb losses or the right to receive benefits from any variable interest entity that could potentially be significant to a variable interest entity. As a result, we do not consolidate any of our investments in variable interest entities. Instead, we classify variable interest entities as investment securities in our statements of condition. Such investment securities include, but are not limited to, senior interests in private-label mortgage backed securities (MBS) and Federal Family Education Loan Program asset backed securities (FFELP ABS). Our maximum loss exposure for these investment securities is limited to their carrying amounts. We have no liabilities related to these investments in variable interest entities. We have not provided financial or other support (explicitly or implicitly) to these investment securities that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

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

Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, consolidated obligation discount notes and bonds in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criterion. We carry these financial instruments at fair value in our statements of condition. Changes in their fair value are immediately recognized into our statements of income as noninterest income on instruments held under fair value option. We economically hedge these financial instruments with derivatives, which are carried at fair value in our statements of condition. Changes in their fair value also are immediately recognized into our statements of income; however, such changes in fair value are classified as noninterest income on derivatives and hedging activities. Interest income or expense recognized in our statements of income on these financial instruments is based solely on the contractual amount of interest due or unpaid, except for our discount notes, which have a zero coupon rate. For discount notes, we accrete the initial discount into interest expense over the life of the discount note into our statements of income. Any transaction fees or costs, such as concession fees on consolidated obligation bonds and discount notes, are immediately recognized into noninterest expense - other. See Note 16 - Fair Value to the financial statements for further details.

Cash and Cash Equivalents

We consider only cash and due from banks as cash and cash equivalents. We do not have any restricted cash.

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

•
HTM securities are carried on an amortized cost basis adjusted for any noncredit other-than-temporary impairment (OTTI) recognized in AOCI. Amortized cost basis represents the original cost of a security adjusted for accretion, amortization, collection of cash, previous other-than-temporary impairment (OTTI) recognized into earnings (less any cumulative effect adjustments), and any fair value hedge accounting adjustments.

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
We write down an OTTI security to fair value if we decide to sell it or if we believe it is more likely than not that we will be required to sell it before recovery of its amortized cost basis. The entire amount of the fair value write-down is recognized as an OTTI credit loss in our statements of income. If a fair value write-down on an OTTI security is not required but a recovery of its entire amortized cost basis is not expected, then the OTTI security is written down to its fair value in our statements of condition.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The offset to such a fair value write-down is allocated between an OTTI credit loss that is recognized in our statements of income and a noncredit related loss that is recognized in AOCI.

Subsequent Accretion and Amortization

We prospectively accrete the noncredit OTTI recognized in AOCI for HTM securities to the security's carrying amount over its remaining life. The accretion is based on the amount and timing of the security's future estimated cash flows. This accretion increases the security's carrying amount until we derecognize the security (e.g., at maturity) or until we recognize additional OTTI on that security into earnings. See Statements of Comprehensive Income on page F-6.

We evaluate the yield of each impaired HTM or AFS security on a quarterly basis. We adjust the impaired security's yield for subsequent increases or decreases in its estimated cash flows, if any. The adjusted yield is then used to calculate the amount to be recognized into interest income over the remaining life of the impaired security.

Advances

We offer a wide range of fixed-and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. An advance is carried at its amortized cost basis, except when we elect the fair value option and carry it at fair value. Amortized cost basis represents the original amount funded to our member adjusted for any accretion, amortization, collection of cash, and fair value hedge accounting adjustments, if any.  Fair value hedge adjustments include ongoing (open) and/or discontinued (closed) fair value hedges. Cash flow hedging adjustments related to ongoing (open) and/or discontinued (closed) cash flow hedges are classified in AOCI. We utilize the interest method to amortize/accrete any premiums/discounts and closed fair value and/or cash flow hedging adjustments.

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

MPF Loans Held for Sale

MPF Loans acquired by the Bank under the MPF Xtra, MPF Direct, and MPF Government MBS products are classified as MPF Loans held for sale (HFS). MPF Loans under the MPF Government MBS product are reclassified from Mortgage Loans HFS to trading securities upon their securitization qualifying for sales accounting treatment. If the securitization does not meet the conditions of sales accounting treatment, then we continue to classify these mortgage loans as MPF Loans HFS. We classify MPF Loans HFS in Other Assets rather than as a separate line item in our statements of condition on the basis of materiality. Cash flows from MPF Loans HFS are classified as operating activities in our statements of cash flows. We have elected the fair value option for MPF Loans HFS, and accordingly, carry these mortgage loans at fair value. The initial fair value of the MPF Loans HFS includes the fair value amount of the MPF Delivery Commitment as of the purchase or settlement date. The difference between the price paid to a PFI for a MPF Loan HFS and the price we receive from a third party for such loan is intended to include compensation for future operating expenses incurred to administer the loans. These amounts and other related transaction fees are recognized into Noninterest income - MPF fees in our statements of income as follows:

•	Amounts used to pay for third party transaction costs attributable to the sale and securitization of MPF Loans HFS are recognized immediately.

•	For MPF Loans HFS sold where servicing is retained by the PFI, the amounts are recognized on a straight-line basis over the life of the loan.

•	For MPF Loans HFS sold where servicing is released, the amounts are recognized immediately.

MPF Fees from other FHLBs

Other FHLBs pay us a membership fee to participate in the MPF Program and a fee for us to provide services related to their on balance sheet MPF Loans, which offsets a portion of expenses we incur to administer the program. We present these fees on a gross basis and classify them parenthetically in Noninterest income as MPF fees from other FHLBs.

Allowance for Credit Losses

Refer to Note 8 - Allowance for Credit Losses for further details.

On-Balance Sheet Financial Instruments

We determine an allowance for credit losses, if any, for each of our portfolio segments. A portfolio segment represents the level of disaggregation we utilize to develop and document a systematic method for determining an allowance for credit losses attributable to our financing receivables. An allowance for credit losses is a contra valuation account attributable to an on-balance sheet portfolio segment. We recognize a credit loss when it is probable a credit loss has been incurred and when the credit loss amount is reasonably estimable. Our assessment is based on all available information, which includes, but is not limited to, past events and current economic conditions existing at the reporting date. We recognize the change in our allowance for credit losses during the reporting period as a provision for (reversal of) credit losses in our statements of income.

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

Details about the allowance for credit losses methodology for each of our portfolio segments is discussed below.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Member Credit Products (advances, letters of credit and other extensions of credit to borrowers)

We consider our risk-based approach to determining collateral requirements, including risk-based collateral levels and collateral delivery triggers, and our credit extension policies as the primary tools for managing the credit quality on our member credit products. We assess and protect our rights to collateral on a member-by-member basis to determine if we are holding collateral with a value that is at least equal to the credit outstanding to that member. The collateral value required to secure each member’s credit products is calculated for securities, by multiplying the applicable percentage margin by the market value of each security and for loans, by multiplying the applicable percentage margin by the unpaid principal balance of pledged loans, along with any applicable percentage applied to adjust for ineligible loans found during a member's collateral review. We also factor in the repayment history of our members when assessing whether a credit risk loss has been incurred with respect to our member credit products.

Conventional MPF Loans Held in Portfolio

MPF Risk Sharing Structure

Our allowance for credit losses methodology factors in the allocation of losses for conventional MPF products held in our portfolio as further described below. The credit risk analysis determines the degree to which layers of the MPF Risk Sharing Structure are available to recover losses on MPF Loans. PFIs deliver MPF Loans into pools designated by product specific Master Commitments (MCs). The credit risk analysis is performed at an individual MC level since credit loss recovery from a PFI is MC-specific - that is, credit losses on a loan may be absorbed by the PFI only by its risk layer of the MC related to that loan. We allocate losses on participation interests in MPF Loans amongst the participating MPF Banks pro-ratably based upon their respective percentage participation interest in the related MC. Credit losses are absorbed in the following order (the MPF Risk Sharing Structure):

•	Borrower's equity.

•	Primary mortgage insurance (PMI), if any.

•	The PFI. We will withhold a PFI's scheduled performance credit enhancement fee in order to reimburse ourselves for any losses allocated to the FLA (as further described below).

•
Us, or pro-rata with another MPF Bank in the case of a participation, up to the amount of the First Loss Account (FLA). The FLA functions as a tracking mechanism for our first layer of loss exposure before determining the point in which a PFI's credit enhancement obligation (CE Amount) would cover the next layer of losses. Our FLA exposure varies by MPF Loan product type - that is, MPF Original, MPF 35, MPF 100, MPF 125, and MPF Plus.

•	The PFI. The PFI's CE Amount, which may include proceeds from a provider of supplemental mortgage guaranty insurance (SMI).

•	Us, or pro-rata with another MPF Bank in the case of a participation. We and the participating MPF Bank, if applicable, will absorb any losses after the CE Amount has been exhausted.

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

Accounting for Variation Margin Payments - Effective in January of 2017 we began accounting for variation margin payments made to or received by the DCOs through our FCMs as settlements to our cleared derivative assets and derivative liabilities. See Note 1 - Background and Basis for Presentation for further details. This change in accounting did not have any effect on the accounting of our existing hedge relationships. Specifically, the change in accounting would not require us to discontinue existing hedge relationships or preclude us from using the short-cut method of hedge accounting provided no additional changes are made by the DCOs that would preclude the use of the short-cut method of hedge accounting. The International Swaps and Derivatives Association (ISDA) issued a confirmation letter confirming the SEC staff’s non-objection to the conclusions reached by ISDA related to the accounting implications of the DCO rule changes regarding the characterization of the variation margin payments as daily settlements and the continued application of existing hedge accounting relationships, including the use of the short-cut method of hedge accounting.

Derivative Hedge Accounting - We apply hedge accounting to qualifying hedge relationships. A qualifying hedge relationship exists when a derivative hedging instrument is expected to effectively offset changes in fair values, cash flows, or underlying risk of the hedged item during the term of the hedge relationship. We prepare formal contemporaneous documentation at inception of the hedge relationship to support that the hedge relationship qualifies for hedge accounting treatment. Such documentation includes the items outlined below:

•	The nature of the risk being hedged.

•	The risk management objective and strategy.

•	The hedging relationship.

•	The hedged item or forecasted transaction.

•	The derivative hedging instrument.

•
The method used to retrospectively and prospectively assess the hedge effectiveness between the hedged item and hedging instrument. We use regression analysis to assess hedge effectiveness. We perform hedge effectiveness testing at hedge inception and on a daily basis thereafter. Subsequent to hedge inception, we use the same regression analysis approach for both prospective considerations and retrospective evaluations of assessing hedge effectiveness.

•	The method we will use to measure the amount of hedge ineffectiveness into earnings.

•
For cash flow hedges only, we document details that include, but are not limited to, the probability that the forecasted transaction will occur, the date or period when a forecasted transaction is expected to occur, and how we meet the sufficient specificity requirement in the event a hedge relationship is discontinued. For example, we use the first-in first out approach to determine the amounts to be reclassified from AOCI into earning should a hedging relationship related to the Bank's Rolling Discount Note (DN) Hedging Strategy be discontinued.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

We immediately recognize changes in fair values for both the derivative hedging instrument and the related hedged item beginning on the derivative hedging instrument's trade date. For fair value hedges, changes in fair value on the hedged item are recognized as a cumulative basis adjustment and are included in the amortized cost basis of the asset or liability being hedged. For cash flow hedges, we recognize changes in fair value on the hedged item in AOCI to the extent that the hedge is effective. A cash flow hedge's ineffective portion is immediately recognized as noninterest income on derivatives and hedging activities in our statements of income. Amounts recorded in AOCI are reclassified either to interest income or interest expense depending on the hedged item during the period in which the hedged transaction affects earnings.

Discontinuance of Derivative Hedge Accounting - We discontinue hedge accounting treatment prospectively for an existing fair value or cash flow hedge if any one of the following occurs:

•	Any hedge criterion is no longer met.

•	The derivative expires or is sold, terminated, or exercised.

•	We remove the designation of the fair value or cash flow hedge.

For discontinued asset and liability fair value hedges, we prospectively amortize the cumulative basis adjustment on the hedged item into interest income or interest expense, whichever is appropriate, over the remaining life of the hedged item using the interest method.

For discontinued cash flow hedges in which the Bank elects to discontinue the hedge strategy (e.g., the swap is terminated, sold or exercised) or the hedge effectiveness test fails, then the amount in net unrealized gain (loss) on cash flow hedges in AOCI is prospectively amortized into interest income or interest expense, whichever is applicable, over the remaining life of the hedged item using the interest method. In cases where all or a portion of the hedge relationship is discontinued as a result of a forecasted transaction that does not occur, then all or a portion of the amount in net unrealized gain (loss) on cash flow hedges in AOCI attributable to the discontinued cash flow hedge relationship(s) is immediately recognized to derivatives and hedging activities in our statements of income.

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

Novation - A change in counterparty (through novation) to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or be considered a change in the critical term of the hedging relationship.

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

We carry consolidated obligations on an amortized cost basis, except when we elect the fair value option and carry the consolidated obligation at fair value. Amortized cost basis represents the amount funded to us adjusted for any premiums and discounts, concession fees, and cumulative basis adjustments, if any, related to ongoing (open) and/or discontinued (closed) fair value hedges (fair value hedging adjustments). Cumulative basis adjustments related to ongoing (open) and/or discontinued (closed) cash flow hedges (cash flow hedging adjustments) are classified in AOCI. We use the interest method to amortize/accrete premiums/discounts, concession fees, and hedging adjustments on consolidated obligations into interest expense in our statements of income. The amortization/accretion period for a callable consolidated obligation is over its estimated life. The amortization/accretion period for a consolidated obligation that is noncallable or that has a zero-coupon rate is over its contractual life. We immediately recognize any remaining premiums/discounts, concession fees, and any fair value hedging adjustments attributable to a consolidated obligation that is called into interest expense in our statements of income. Any remaining cash flow hedging adjustment in AOCI attributable to the consolidated obligation that was called is immediately recognized into noninterest income on derivatives and hedging activities in our statements of income.

We derecognize a consolidated obligation only if it has been extinguished in the open market or transferred to another FHLB. We record a transfer of our consolidated obligations to another FHLB as an extinguishment of debt because we have been legally released from being the primary obligor. An extinguishment gain or loss is recognized in noninterest income on early extinguishment of debt, if any. The amount recognized equals the difference between the debt's reacquisition price and its net carrying amount, which includes the remaining premiums/discounts, concession fees, and cumulative fair value hedging adjustments, if any, attributable to the extinguished consolidated obligation. Any cash flow hedging adjustment remaining in AOCI attributable to the extinguished consolidated obligation is immediately recognized into noninterest income on derivatives and hedging activities in our statements of income.

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

Refer to Ongoing Litigation on page F-31 for further details.

Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan)

We participate in the Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan), a tax-qualified defined-benefit pension plan. We account for the Pension Plan as a multiemployer plan since contributions made by us may be used to provide benefits to participants of other participating employers. We include administrative fees in the amount of pension cost recognized into our statements of income. A prepaid pension asset is recognized when our contributions are in excess of 100% of our minimum required contribution while a liability is recognized for contributions due and unpaid at the end of the reporting period. Certain multiemployer plan disclosures, such as the certified zone status, are not applicable to the Pension Plan. Refer to Note 15 - Employee Retirement Plans for further details.

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
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Targeted Improvements to Accounting for Hedging Activities

In August of 2017, the FASB issued targeted improvements to existing derivatives and hedging guidance to facilitate financial reporting that more closely reflects an entity’s risk management activities. Adoption is required as of January 1, 2019; however, the targeted improvements may be adopted immediately in any interim period prior to that date. Outlined below are the significant changes to existing GAAP guidance that are relevant to us.

Cash Flow Hedges:

•	Permits the hedging of the variability in cash flows in a financial instrument that has a contractually specified interest rate.

•
The entire change in fair value of the hedging instrument is recorded in accumulated other comprehensive income. As a result, hedge ineffectiveness will no longer be immediately recognized into earnings. Reclassification from AOCI into earnings will depend on whether a recognition event has occurred; for example, the hedge relationship is discontinued.

•
Enables application of the critical terms match method for a group of forecasted transactions in cases where both the derivative maturity and the forecasted transactions occur within the same 31-day period or fiscal month.

Fair Value Hedges:

•
Changes in fair value of the hedged item may be based on the contractual coupon’s benchmark rate component determined at hedge inception. Existing GAAP only permits the change in fair value to be based on the full contractual coupon cash flows.

•
Provides flexibility to enter into partial-term fair value hedges. Specifically, permits assuming that the hedged item has a term that reflects only the designated cash flows being hedged. Existing GAAP does not permit this approach.

•
Permits us to hedge a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments if we can designate as the hedged item a stated amount of the asset or assets that are not expected to be affected by prepayments, defaults, and other factors affecting the timing and amount of cash flows, provided the designation is made in conjunction with the partial-term hedging election. This designation is referred to as the last-of-layer-method. Under this designation, prepayment risk is not incorporated into the measurement of the hedged item.

Cash Flow Hedges and Fair Value Hedges:

•
Requires both the effective and ineffective portion of a hedging relationship to be presented in either interest income or interest expense, whichever is appropriate. As a result, ineffectiveness related to hedging relationships would no longer be presented in derivatives and hedging activities.

•
Enables the initial prospective quantitative hedge effectiveness assessment to be performed after hedge designation but no later than the end of the reporting period in which the hedge designation was made. Hedge effectiveness testing should use data applicable as of the hedge inception date.

•
Enables applying the long-haul method of assessing hedge effectiveness in cases where the shortcut method was initially applied but subsequently becomes no longer appropriate. This is provided only if we documented at hedge inception which long-haul methodology we will use in the event the shortcut method is discontinued.

•
A change in the original risk being hedged that is beyond our control (e.g., discontinuance of LIBOR) does not necessarily require de-designating the hedge relationship.  Specifically, as long as the hedge effectiveness test is still met based on the new risk being hedged (e.g., OIS index), then the hedge relationship and hedge accounting treatment may continue.

Transition:

•
Upon adoption, a cumulative-effect adjustment relating to eliminating the separate measurement of ineffectiveness to AOCI with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that we adopt these amendments to hedge accounting ineffectiveness into earnings.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•
Permits us to modify our measurement methodology for a hedged item without de-designation of the hedging relationship. The cumulative basis adjustment carried forward is adjusted to an amount that reflects what the cumulative basis adjustment would have been at the date of adoption had the modified measurement method been used in past reporting periods. The adjustment requires defining the benchmark rate component of the contractual coupon rate cash flows to be determined as of the hedge relationship’s original inception date. We also may elect to de-designate a portion of the hedged item and reclassify the basis adjustment attributable to the portion of the hedged item de-designated to the opening balance of retained earnings as of the initial application.

•
We are permitted to reclassify a debt security from held-to-maturity to available-for-sale if the debt security is eligible to be hedged under the last-of-the layer method. Any unrealized gain or loss at the date of the transfer should be recorded in accumulated other comprehensive income. As discussed above, the last-of-the-layer-method represents a hedge by us of a closed portfolio amount of prepayable financial assets for which the timing and amount of cash flows are not expected to be affected by prepayments, defaults, and other events.

The amended accounting guidance is required only prospectively. We are in the process of determining the expected effect of this guidance on our financial condition, results of operations, and cash flows.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March of 2017, the FASB amended existing GAAP to require the service cost component of our net periodic pension and postretirement benefit costs to be classified as compensation costs. The other components of our net periodic pension and postretirement benefit costs are required to be classified as Noninterest expense - Other operating expenses. We adopted the new guidance on January 1, 2018 on a prospective rather than the required retrospective basis due to the immaterial effect the new guidance had on our 2016 and 2017 statements of income. Our prior practice was to classify our total net periodic pension and postretirement costs as compensation costs.

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows

In August of 2016, the FASB issued statement of cash flows classification guidance governing certain cash receipts and cash payments. The new guidance became effective on January 1, 2018. The new guidance did not have any effect on our financial condition, results of operations, and cash flows at the time of adoption. Transition provisions were not applicable to us since our existing practice was consistent with the new guidance applicable to us. In particular:

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

Measurement of Credit Losses on Financial Instruments

In June of 2016, the FASB amended existing GAAP guidance applicable to measuring credit losses on financial instruments. Specifically, the amendment replaces the “incurred loss” impairment methodology applied under current GAAP with an “expected credit losses” methodology. The expected credit losses methodology requires us to estimate all credit losses on financial instruments carried on an amortized cost basis and off-balance-sheet credit exposures over their contractual term. On balance sheet financial instruments include, but are not limited to, advances, MPF Loans held in portfolio, and Held-to-maturity (HTM) securities. Off-balance-sheet credit exposure refers to unfunded credit exposures, such as standby letters of credit. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial instrument’s reported amount. Accordingly, the amendment is expected to result in recognizing credit losses in the financial statements on a timelier basis by utilizing forward looking information.

In addition, the accounting for securities is amended as follows:

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

The new guidance takes effect January 1, 2020. Upon adoption, any difference in the credit loss amount attributable to both our on balance sheet and off-balance sheet financial instruments resulting from applying the expected credit loss methodology compared to our existing incurred loss methodology will be recognized as a cumulative-effect adjustment to our January 1, 2020 opening retained earnings balance. A prospective transition approach is required for debt securities. Accordingly, any OTTI write-downs on securities recognized prior to January 1, 2020 may not be reversed at the time of our adoption. Improvements in expected cash flows for these securities will continue to be accounted for as yield adjustments over their remaining life. Additionally, recoveries for these securities will be recorded in earnings only when received. We are in the process of reviewing the expected effect of this guidance on our financial condition, results of operations, and cash flows.

Leases

In February of 2016, the FASB issued new guidance pertaining to lease accounting that becomes effective January 1, 2019. The new guidance requires us to recognize operating leases and right-to-use assets with terms exceeding 12 months, if any, in our statements of condition. Our existing practice is to recognize operating leases off-balance sheet. The expense related to our lease payments and the interest expense on our lease obligations will continue to be included in a single line item in our statements of income. A modified retrospective transition approach is required to be applied to leases existing at, or entered into after, January 1, 2018. We do not expect the new guidance to have a significant effect on our financial condition, results of operations, and cash flows since our existing off-balance sheet operating leases are not material.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January of 2016, the FASB issued new guidance governing the recognition and measurement of financial assets and financial liabilities. We adopted the new guidance on January 1, 2018. Under the new guidance, we will separately present financial assets and financial liabilities by measurement category, such as amortized cost, and by form, such as securities or loans, in the accompanying notes to the financial statements. The new guidance did not have a significant effect on our financial condition, results of operations, and cash flows for the reasons outlined below.

•	The fair value option will continue to be permitted under this guidance.

•
We measure the portion of instrument-specific credit risk attributable to the total change in fair value of our consolidated obligations carried at fair value under the fair value option based on our nonperformance risk, which includes our own credit risk and the credit risk associated with the joint and several liability of other FHLBs. As a result, we did not recognize any instrument-specific credit risk attributable to the total change in fair value of our consolidated obligations in other comprehensive income at the time of adoption. In the event that the instrument-specific credit risk attributable to the total change in fair value of our consolidated obligations were to become significant, that amount would be recognized in other comprehensive income.

Revenue from Contracts with Customers

In May of 2014, the FASB issued new guidance governing revenue recognition from contracts with customers. Subsequently the FASB issued several other related pronouncements that provide additional revenue recognition guidance and clarifications to the original guidance issued in 2014. We adopted the FASB's new revenue recognition guidance on January 1, 2018. The majority of our revenue generating activity is scoped out of the new revenue guidance because it is governed by other GAAP. Further, we did not change our existing accounting practice for revenue generating activity that is governed by the new revenue guidance. As a result, the revenue guidance did not have a material effect on our financial condition, results of operations, or cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2017	2016	2015
Interest income -

Trading	$4	$10	$4

Available-for-sale interest income	428	440	471
Available-for-sale prepayment fees	27	45	60
Available-for-sale	455	485	531

Held-to-maturity interest income	195	222	255
Held-to-maturity prepayment fees	2	2	15
Held-to-maturity	197	224	270

Investment securities	656	719	805

Advances	560	290	181

MPF Loans held in portfolio	213	218	256
Federal Funds sold and securities purchased under agreements to resell	115	25	8
Other interest bearing assets	14	7	2

Interest income	1,558	1,259	1,252

Interest expense -

Consolidated obligations -
Discount notes	527	359	294
Bonds	533	411	396

Subordinated notes	—	24	54
Other interest bearing liabilities	15	9	—

Interest expense	1,075	803	744

Net interest income	483	456	508
Provision for (reversal of) credit losses	—	1	5
Net interest income after provision for (reversal of) credit losses	$483	$455	$503

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

As of	December 31, 2017	December 31, 2016
U.S. Government & other government related	$202	$1,005
Residential MBS
GSE	30	39
Government-guaranteed	1	1
Trading securities	$233	$1,045

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of December 31, 2017
U.S. Government & other government related	$256	$15	$—	$271
State or local housing agency	21	—	—	21
FFELP ABS	3,987	234	(7)	4,214

Residential MBS:
GSE	7,275	132	(1)	7,406
Government-guaranteed	971	24	—	995
Private-label	40	10	—	50
Available-for-sale securities	$12,550	$415	$(8)	$12,957

As of December 31, 2016
U.S. Government & other government related	$322	$15	$(1)	$336
State or local housing agency	19	—	—	19
FFELP ABS	4,431	165	(24)	4,572

Residential MBS:
GSE	8,291	266	(2)	8,555
Government-guaranteed	1,346	34	—	1,380
Private-label	50	6	—	56
Available-for-sale securities	$14,459	$486	$(27)	$14,918

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Noncredit OTTI Recognized in AOCI	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of December 31, 2017
U.S. Government & other government related	$1,531	$—	$1,531	$29	$(1)	$1,559
State or local housing agency	9	—	9	—	—	9

Residential MBS:
GSE	1,513	—	1,513	62	—	1,575
Government-guaranteed	585	—	585	6	—	591
Private-label	662	(143)	519	285	—	804
Held-to-maturity securities	$4,300	$(143)	$4,157	$382	$(1)	$4,538

As of December 31, 2016
U.S. Government & other government related	$1,733	$—	$1,733	$42	$(1)	$1,774
State or local housing agency	13	—	13	—	—	13

Residential MBS:
GSE	1,856	—	1,856	100	—	1,956
Government-guaranteed	791	—	791	10	—	801
Private-label	856	(177)	679	294	(1)	972
Held-to-maturity securities	$5,249	$(177)	$5,072	$446	$(2)	$5,516

We had no sales of HTM securities for the periods presented.

Interest Rate Payment Terms

The following table presents the interest rate payment terms of AFS and HTM securities at amortized cost basis for the reporting periods indicated.

	Available-for-Sale		Held-to-Maturity
As of December 31,	2017	2016	2017	2016
Non-MBS:
Fixed-rate	$275	$336	$1,531	$1,732
Variable-rate	3,989	4,436	9	14
Non-MBS	4,264	4,772	1,540	1,746
Residential MBS:
Fixed-rate	7,653	8,955	1,614	2,034
Variable-rate	633	732	1,146	1,469
Residential MBS	8,286	9,687	2,760	3,503
Total	$12,550	$14,459	$4,300	$5,249

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Contractual Maturity

The following table presents the aging of our investments for the current year, as well as the carrying amounts for the previous two years. It also discloses the yields by aging categories for the current year.

	2017					2016	2015
As of December 31,	Due in one year or less	Due one through five years	Due five through ten years	Due after ten years	Carrying Amount	Carrying Amount	Carrying Amount
Trading securities-
U.S. Government & other governmental related	$202	$—	$—	$—	$202	$1,005	$1,108
Residential MBS:
GSE	—	—	—	30	30	39	50
Government guaranteed	—	—	1	—	1	1	2
Trading securities	202	—	1	30	233	1,045	1,160
Yield on trading securities	1.37%	—%	2.37%	4.40%	1.76%	1.13%	0.93%

AFS securities-
U.S. Government & other governmental related	—	26	50	195	271	336	422
State or local housing agency	2	4	9	6	21	19	18
FFELP ABS	—	—	—	4,214	4,214	4,572	5,299
Residential MBS:
GSE	—	7,328	5	73	7,406	8,555	9,798
Government-guaranteed	—	—	—	995	995	1,380	1,868
Private-label	—	—	—	50	50	56	65
AFS securities	2	7,358	64	5,533	12,957	14,918	17,470
Yield on AFS securities	1.71%	4.46%	4.85%	3.40%	4.01%	4.04%	4.14%

HTM securities-
U.S. Government & other governmental related	678	172	115	566	1,531	1,733	1,932
State or local housing agency	—	6	3	—	9	13	16
Residential MBS:
GSE	1	908	67	537	1,513	1,856	2,163
Government-guaranteed	—	85	4	496	585	791	969
Private-label	—	—	—	519	519	679	887
HTM securities	679	1,171	189	2,118	4,157	5,072	5,967
Yield on HTM securities	1.80%	3.34%	4.01%	3.47%	3.19%	3.18%	3.12%

Investment securities	883	8,529	254	7,681	17,347	21,035	24,597

Interest bearing deposits	775				775	650	650
Federal Funds sold	7,561				7,561	4,075	1,702
Securities purchased under agreements to resell	5,000				5,000	2,300	1,375
Investments	$14,219	$8,529	$254	$7,681	$30,683	$28,060	$28,324

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-Sale Securities
As of December 31, 2017
U.S. Government & other government related	$3	$—	$—	$—	$3	$—
State or local housing agency	4	—	—	—	4	—
FFELP ABS	—	—	644	(7)	644	(7)
Residential MBS:
GSE	51	—	801	(1)	852	(1)
Private-label	—	—	7	—	7	—
Available-for-sale securities	$58	$—	$1,452	$(8)	$1,510	$(8)
As of December 31, 2016
U.S. Government & other government related	$—	$—	$47	$(1)	$47	$(1)
State or local housing agency	7	—	—	—	7	—
FFELP ABS	—	—	753	(24)	753	(24)
Residential MBS:
GSE	—	—	991	(2)	991	(2)
Government-guaranteed	—	—	23	—	23	—
Private-label	—	—	8	—	8	—
Available-for-sale securities	$7	$—	$1,822	$(27)	$1,829	$(27)

Held-to-Maturity Securities
As of December 31, 2017
U.S. Government & other government related	$594	$—	$24	$(1)	$618	$(1)
State or local housing agency	2	—	—	—	2	—
Residential MBS:
GSE	—	—	2	—	2	—
Private-label	—	—	769	(143)	769	(143)
Held-to-maturity securities	$596	$—	$795	$(144)	$1,391	$(144)
As of December 31, 2016
U.S. Government & other government related	$26	$—	$17	$(1)	$43	$(1)
State or local housing agency	—	—	1	—	1	—
Residential MBS:
GSE	—	—	4	—	4	—
Government-guaranteed	117	—	—	—	117	—
Private-label	—	—	934	(178)	934	(178)
Held-to-maturity securities	$143	$—	$956	$(179)	$1,099	$(179)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment

We recognized no OTTI charges on HTM or AFS securities for the year ending December 31, 2017. This is because we do not intend to sell these securities and we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis. We also recognized no OTTI charges for the years ending December 31, 2016 or December 31, 2015.

We assess a security for OTTI whenever its fair value is less than its amortized cost basis as of the reporting date. Our assessment entails generating cash flow projections to determine OTTI, if any, on our private-label MBS. Our initial cash flow projections are based on key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Committee, which was formed by the FHLBs to achieve consistency among the FHLBs in their OTTI analyses for private-label MBS. We then determine the final cash flow projections after assessing the reasonableness of, and if necessary, modifying those assumptions, significant inputs, and methodologies used. We also perform present value calculations using appropriate historical cost bases and yields to crosscheck the reasonableness of the final cash flow projections. OTTI exists when a security's cash flow projection is not expected to result in the recovery of its entire amortized cost basis.

As of December 31, 2017, we had a short-term housing price forecast with projected changes ranging from -5.0% to +12.0% over the twelve month period beginning October 1, 2017 over all markets. For the vast majority of markets, the short-term forecast has changes ranging from +2.0% to +6.0%.  Based on these inputs and assumptions, we had no OTTI charge for the year ended December 31, 2017.

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

As of December 31, 2017	Unpaid Principal Balance	Amortized Cost Basis	Noncredit OTTI in AOCI	Gross Unrealized Gains	Carrying Amount	Fair Value
Private-label residential MBS:
OTTI AFS Securities-
Alt-A	$61	$40	$—	$9	$49	$49

OTTI HTM Securities-
Prime	$535	$430	$(107)	$—	$323	$479
Subprime	368	194	(36)	—	158	285
OTTI HTM securities	$903	$624	$(143)	$—	$481	$764

The following table presents the changes in the cumulative amount of OTTI credit losses previously recognized into earnings on investment securities for the reporting periods indicated.

For the years ended December 31,	2017	2016	2015
Beginning Balance	$520	$568	$620
Reductions:
Securities sold, matured, or fully prepaid over the period	(1)	—	—
Increases in expected future cash flows recorded as credit-related accretion into interest income	(42)	(48)	(52)
Ending Balance	$477	$520	$568

Ongoing Litigation

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased. While we continue to pursue this litigation, we have recognized litigation settlement awards with respect to these matters as noted in our statements of income for the periods presented. As of December 31, 2017, the remaining litigation covers three private-label MBS bonds in the aggregate principal amount of $38 million.

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

As of December 31, 2017	Amount	Weighted Average Interest Rate
Due in one year or less	$22,177	1.42%
One to two years	2,314	1.65%
Two to three years	1,698	1.91%
Three to four years	1,994	1.65%
Four to five years	3,168	1.78%
More than five years	16,669	1.54%	[a]
Par value	$48,020	1.52%

[a]
The weighted average interest rate is relatively lower when compared to other categories due to a majority of advances in this category consisting of variable rate advances which reset periodically at current interest rates.

See Note 2 - Summary of Significant Accounting Policies for information related to our accounting for advances.
See Note 8 - Allowance for Credit Losses for information related to our credit risk on advances and allowance methodology for credit losses.

The following table presents our advances by payment terms as of the dates indicated.

As of	December 31, 2017	December 31, 2016
Fixed-rate due in one year or less	$9,544	$9,473
Fixed-rate due after one year	7,732	5,704
Total fixed-rate	17,276	15,177
Variable-rate due in one year or less	12,633	10,960
Variable-rate due after one year	18,111	18,828
Total variable-rate	30,744	29,788
Par value	48,020	44,965
Fair value hedging adjustments	69	98
Other adjustments	(4)	4
Advances	$48,085	$45,067

The following advance borrowers exceeded 10% of our advances outstanding:

As of December 31, 2017	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	22.9%
The Northern Trust Company	6,000		12.5%
BMO Harris Bank, NA	5,975		12.4%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	December 31, 2017	December 31, 2016
Medium term (15 years or less)	$285	$417
Long term (greater than 15 years)	4,835	4,489
Unpaid principal balance	5,120	4,906
Net premiums, credit enhancement and deferred loan fees	55	38
Fair value hedging adjustments	20	26
MPF Loans held in portfolio, before allowance for credit losses	5,195	4,970
Allowance for credit losses on MPF Loans	(2)	(3)
MPF Loans held in portfolio, net	$5,193	$4,967

Conventional mortgage loans	$4,133	$3,818
Government Loans	987	1,088
Unpaid principal balance	$5,120	$4,906

The above table excludes MPF Loans acquired under the MPF Xtra, MPF Direct, and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies for information related to the accounting treatment of these off balance sheet MPF Loan products.

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

For the years ended December 31,	2017	2016	2015
Balance, beginning of period	$3	$3	$15
Losses charged to the allowance	(1)	(1)	(17)
Provision for (reversal of) credit losses	—	1	5
Balance, end of period	$2	$3	$3

The following table presents the recorded investment and the allowance for credit losses in conventional MPF Loans by impairment methodology. The recorded investment in a conventional MPF Loan includes its amortized cost basis and related accrued interest receivable, if any. The recorded investment in a conventional MPF Loan excludes our allowance for credit losses.

As of	December 31, 2017	December 31, 2016
Recorded investment in conventional MPF Loans -
Individually evaluated for impairment	$49	$74
Collectively evaluated for impairment	4,167	3,812
Recorded investment	$4,216	$3,886

Allowance for credit losses on conventional MPF Loans -
Collectively evaluated for impairment	$2	$3

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

	December 31, 2017			December 31, 2016
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$74	$48	$122	$83	$57	$140
Past due 60-89 days	21	16	37	26	17	43
Past due 90 days or more	48	21	69	69	23	92
Past due	143	85	228	178	97	275
Current	4,073	921	4,994	3,708	1,013	4,721
Recorded investment	$4,216	$1,006	$5,222	$3,886	$1,110	$4,996
In process of foreclosure	$21	$7	$28	$35	$7	$42
Serious delinquency rate	1.16%	2.11%	1.34%	1.82%	2.07%	1.88%
Past due 90 days or more and still accruing interest	$8	$21	$29	$8	$23	$31
On nonaccrual status	$49	$—	$49	$74	$—	$74

Individually Evaluated Impaired Conventional MPF Loans

The following table summarizes the recorded investment and unpaid principal balance of individually evaluated impaired conventional MPF Loans. Conventional MPF Loans are individually evaluated for impairment when they are adversely classified. There is no allowance for credit losses attributable to conventional MPF Loans that are individually evaluated for impairment, since the related allowance for credit losses have been charged off.

As of	December 31, 2017	December 31, 2016
Recorded investment without an allowance for credit losses	$49	$74
Unpaid principal balance without an allowance for credit losses	53	80

We do not recognize interest income on impaired conventional MPF Loans.

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We only held overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of December 31, 2017, and December 31, 2016. We did not have any longer term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight securities purchased under agreements to resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our over-the-counter derivative agreements. See Note 16 - Fair Value for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC. For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's, or Moody’s, the amount of collateral we would have been required to deliver would not have been material at December 31, 2017.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $67 million of investment securities at December 31, 2017 that can be sold or repledged, as part of our initial margin related to cleared derivative transactions. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including, but not limited to, if our credit rating is downgraded.  We had no requirement to post additional initial margin by our FCMs at December 31, 2017.

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

	December 31, 2017					December 31, 2016
As of	Notional Amount	Derivative Assets		Derivative Liabilities		Notional Amount	Derivative Assets		Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$26,655	$57		$589		$25,999	$40		$898
Derivatives not in hedge accounting relationships-
Interest rate contracts	20,506	270		157		29,313	432		260
Other	810	1		1		892	2		3
Derivatives not in hedge accounting relationships	21,316	271		158		30,205	434		263
Variation margin daily settlements on cleared derivatives		(16)		(168)
Gross derivative amount before netting adjustments and cash collateral	$47,971	312		579		$56,204	474		1,161
Netting adjustments and cash collateral		(309)	[a]	(559)	[a]		(468)	[a]	(1,118)	[a]
Derivatives on statements of condition		$3		$20			$6		$43

[a]	Cash collateral received was $35 million and $40 million, and cash collateral posted was $284 million and $689 million at December 31, 2017, and December 31, 2016.

The following table presents the noninterest income on derivatives and hedging activities as presented in the statements of income. The amounts attributable to fair value and cash flow hedges represent hedge ineffectiveness.

For the years ending December 31,	2017	2016	2015
Fair value hedges - interest rate contracts	$(4)	$7	$(35)
Cash flow hedges - interest rate contracts	3	5	3
Economic hedges -
Interest rate contracts	4	(15)	15
Other	3	4	1
Economic hedges	7	(11)	16
Variation margin on daily settled cleared derivatives	2	—	—
Noninterest income on derivatives and hedging activities	$8	$1	$(16)

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

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of December 31, 2017
Derivatives with legal right of offset -
Gross recognized amount	$216	$95	$311	$476	$102	$578
Netting adjustments and cash collateral	(214)	(95)	(309)	(463)	(96)	(559)
Derivatives with legal right of offset - net	2	—	2	13	6	19
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	3	—	3	14	6	20
Less:
Noncash collateral received and cannot be sold or repledged	—		—	—	6	6
Noncash collateral pledged and cannot be sold or repledged		(1)	(1)
Net amount	$3	$1	$4	$14	$—	$14

As of December 31, 2016
Derivatives with legal right of offset -
Gross recognized amount	$339	$133	$472	$820	$339	$1,159
Netting adjustments and cash collateral	(335)	(133)	(468)	(788)	(330)	(1,118)
Derivatives with legal right of offset - net	4	—	4	32	9	41
Derivatives without legal right of offset	2	—	2	2	—	2
Derivatives on statements of condition	6	—	6	34	9	43
Less:
Noncash collateral received and cannot be sold or repledged	—		—	—	9	9
Cash collateral for initial margin		(1)	(1)
Noncash collateral pledged and cannot be sold or repledged		(2)	(2)
Net amount	$6	$3	$9	$34	$—	$34

At December 31, 2017, we had $60 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs, for initial margin, which exceeded our derivative liability position. We had $86 million of comparable exposure at December 31, 2016.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no gain (loss) for hedges that no longer qualified as a fair value hedge. Additionally, the table indicates where fair value hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed fair value hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

For the years ending December 31,	Gain (Loss) on Hedging Instrument	Gain (Loss) on Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
2017
Available-for-sale securities	$91	$(100)	$(9)	$(90)
Advances	31	(29)	2	(32)
MPF Loans held in portfolio	—	—	—	(6)
Consolidated obligation bonds	5	(2)	3	31
Total	$127	$(131)	$(4)	$(97)

2016
Available-for-sale securities	$86	$(85)	$1	$(122)
Advances	66	(59)	7	(70)
MPF Loans held in portfolio	—	—	—	(9)
Consolidated obligation bonds	(140)	139	(1)	62
Total	$12	$(5)	$7	$(139)

2015
Available-for-sale securities	$43	$(56)	$(13)	$(146)
Advances	6	(5)	1	(84)
MPF Loans held in portfolio	—	—	—	(13)
Consolidated obligation bonds	46	(69)	(23)	205
Total	$95	$(130)	$(35)	$(38)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were not material as of December 31, 2017. The maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is 3 years.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed cash flow hedging adjustments, which are reclassified from AOCI into the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

For the years ending December 31,	Ineffectiveness Recorded in Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
2017
Advances	$—	$—	$10
Discount notes	3	173	(168)
Bonds	—	—	(3)
Total	$3	$173	$(161)

2016
Advances	$—	$—	$10
Discount notes	5	161	(195)
Bonds	—	—	(3)
Total	$5	$161	$(188)

2015
Advances	$—	$—	$10
Discount notes	3	125	(242)
Bonds	—	—	(3)
Total	$3	$125	$(235)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	December 31, 2017	December 31, 2016
Carrying Amount	$41,191	$35,949
Weighted Average Interest Rate	1.23%	0.46%

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2017	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$16,616	1.25%	$27,347
One to two years	7,919	1.32%	6,749
Two to three years	2,734	1.38%	1,959
Three to four years	3,739	1.97%	374
Four to five years	2,823	2.46%	575
Thereafter	3,516	2.70%	343
Total par value	$37,347	1.58%	$37,347

The following table presents consolidated obligation bonds outstanding by call feature:

As of	December 31, 2017	December 31, 2016
Noncallable	$23,644	$22,356
Callable	13,703	14,778
Par value	37,347	37,134
Fair value hedging adjustments	(214)	(229)
Other adjustments	(12)	(2)
Consolidated obligation bonds	$37,121	$36,903

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

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

As of	December 31, 2017	December 31, 2016
Fixed-rate	$21,357	$22,389
Variable-rate	12,884	11,615
Step-up	2,730	2,650
Step-down	366	480
Other	10	—
Par value	$37,347	$37,134

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of December 31, 2017 and December 31, 2016. Refer to Note 17 - Commitments and Contingencies for further details.

	December 31, 2017			December 31, 2016
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$642,211	$392,049	$1,034,260	$579,189	$410,122	$989,311
FHLB Chicago as primary obligor	37,347	41,235	78,582	37,134	35,969	73,103
As a percent of the FHLB System	6%	11%	8%	6%	9%	7%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 - Affordable Housing Program

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an Affordable Housing Program (AHP) by each FHLB. We provide subsidies in the form of direct grants for members that use the funds for qualifying affordable housing projects. Annually, the FHLB System must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year's income before assessments excluding any interest expense related to mandatorily redeemable capital stock (MRCS). The exclusion of interest expense related to MRCS is a regulatory calculation that was established by the FHFA. Interest expense related to MRCS for 2017, 2016, and 2015, was $10 million, $6 million, and $0 million. We accrue AHP expense monthly based on our regulatory income and recognize an AHP liability. As subsidies are provided, the AHP liability is reduced.

The following table summarizes the changes in the AHP payable for the periods indicated:

For the years ended December 31,	2017	2016	2015
AHP balance at beginning of year	$86	$89	$90
AHP expense accrual	36	37	39
Cash disbursements for AHP	(34)	(40)	(40)
AHP balance at end of year	$88	$86	$89

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our minimum capital requirements:

	December 31, 2017		December 31, 2016
As of	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,075	$5,051	$1,088	$5,032
Total regulatory capital	$3,374	$5,051	$3,148	$5,032
Total regulatory capital ratio	4.00%	5.99%	4.00%	6.40%
Leverage capital	$4,218	$7,577	$3,935	$7,549
Leverage capital ratio	5.00%	8.98%	5.00%	9.59%

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

Capital Concentration

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS).

As of December 31, 2017	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Harris Bank, N.A.	$269		15.3%	$—
One Mortgage Partners Corp.	245	[a]	14.0%	245

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Repurchase of Excess Capital Stock

Beginning in 2017, we began repurchasing all excess Class B2 stock on a weekly basis at par value, i.e., at $100 per share. Members may continue to request repurchase of excess stock on any business day in addition to the weekly repurchase. All repurchases of excess stock, including automatic weekly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices.

As of December 31, 2017, our regulatory capital stock outstanding was $1.754 billion, a net decrease of $258 million from December 31, 2016, due in part to the automatic weekly repurchases.

Joint Capital Enhancement Agreement

All of the FHLBs, including us, entered into a Joint Capital Enhancement Agreement, as later amended (JCE Agreement) and implemented in the FHLBs' capital plans. The intent of the JCE Agreement is to enhance the capital position of each FHLB by allocating that portion of each FHLB's earnings to a separate restricted retained earnings account at that FHLB.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mandatorily Redeemable Capital Stock (MRCS)

In 2016, we transferred our captive insurance company members' capital stock from equity to MRCS in liabilities on our statement of condition. The transfer was triggered by the issuance of the FHFA rule on FHLB membership making captive insurance companies ineligible for FHLB membership, which rule became effective February, 2016. Under this rule, our three captive insurance company members will have their memberships terminated by February 2021. The transfer from equity to MRCS in liabilities was required because the rule creates an unconditional obligation requiring us to redeem our capital stock from our captive insurance company members after their membership terminates. In addition to our captive insurers, we have other members or former members who hold MRCS.

The following table shows our MRCS redemption terms by year payable.

As of December 31, 2017	Amount
Due in one year or less	$1
One to two years	2
Two to three years	1
Three to four years	5
Four to five years	4
After five years	298
MRCS	$311

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Noncredit OTTI -	Net Unrealized - Cash Flow Hedges
For the years ended December 31,	Available-for-sale Securities	Held-to-maturity Securities		Post-retirement Plans	AOCI
2017
Beginning balance	$459	$(177)	$(312)	$(6)	$(36)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(52)	34	173	1	156
Amounts reclassified in period to statements of income:
Net interest income	—	—	(5)	—	(5)
Noninterest income on derivatives and hedging activities	—	—	(3)	—	(3)
Ending balance	$407	$(143)	$(147)	$(5)	$112

2016
Beginning balance	$658	$(217)	$(463)	$(6)	$(28)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(199)	40	161	—	2
Amounts reclassified in period to statements of income:
Net interest income	—	—	(5)	—	(5)
Noninterest income on derivatives and hedging activities	—	—	(5)	—	(5)
Ending balance	$459	$(177)	$(312)	$(6)	$(36)

2015
Beginning balance	$1,060	$(264)	$(580)	$1	$217
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(402)	47	125	(7)	(237)
Amounts reclassified in period to statements of income:
Net interest income	—	—	(5)	—	(5)
Noninterest income on derivatives and hedging activities	—	—	(3)	—	(3)
Ending balance	$658	$(217)	$(463)	$(6)	$(28)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 15 - Employee Retirement Plans

We participate in the Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan), a tax-qualified defined-benefit pension plan. The Pension Plan year runs from July 1 to June 30. Substantially all of our officers and employees participate in the Pension Plan. Our risks in participating in the Pension Plan are as follows:

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

•
A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the Pension Plan year ended June 30, 2017, as of the date of this Form 10-K filing.

•	Our contributions for the years presented were not more than 5% of the total contributions to the Pension Plan.

•	The Pension Plan is not a collective bargaining agreement.

•	We did not pay any surcharges to the Pension Plan.

•	There was no funding improvement plan or rehabilitation plan implemented, nor is any such plan pending.

Contributions to the Pension Plan include both mandatory amounts required under federal law and discretionary contributions to improve the Plan's funded status. The Moving Ahead for Progress in the 21st Century Act (“MAP-21”), enacted in 2012, provided temporary relief for employers like the Bank who participate in plans for which funding contributions are determined under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows the Bank to use a 25-year average discount rate within an upper and lower range rather than the current discount rate when determining its minimum funding obligation.  In effect, the discount rate under MAP-21 is higher than the current discount rate, which reduces the Bank’s minimum funding obligation and expense recognized into earnings. This is due to the inverse relationship between the discount rate and the pension liability and expense - that is, the higher the discount rate, the lower the liability and expense amount. This discount rate relief was extended in 2014 when the Highway and Transportation Funding Act (“HATFA”) was signed into law. The discount rate relief was extended again through the year 2020 (with graduated increases each year thereafter until expiring in 2023) when the Bipartisan Budget Act of 2015 (“BBA 2015”) was enacted in 2015.

The following table provides details on our multiemployer Pension Plan. The funded status is calculated as the market value of plan assets divided by the funding target and reflects contributions received through the plan year ended June 30.

Pension Plan	2017	2016	2015
Net pension cost (minimum required contribution) including administrative fees, charged to compensation and benefits expense for the years ended December 31,	$7	$7	$3
Actual cash paid including administrative fees for calendar year ended December 31,	9	9	5
Prepaid pension contributions, in other assets, as of December 31,	19	17	15
Plan funded status as of the plan years ended June 30,	111%	104%	107%
Our portion of plan funded status as of the plan years ended June 30,	120%	112%	121%

In addition to the multiemployer Pension Plan we have a tax-qualified defined contribution 401(k) plan, an unfunded non-qualified deferred compensation plan, and a postretirement health and life insurance benefit plan. The financial amounts related to these plans were not material.

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

We annually review the multiple third party pricing vendors we utilize to measure the fair value of our agency and private-label MBS. Our annual review includes, but is not limited to, the following:

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

assumptions utilized. This is achieved by sampling securities across different asset classes and utilizing deep dive analyses since we do not have direct access to their propriety pricing models.

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

As of December 31, 2017, multiple vendor prices were received for substantially all of our MBS holdings. We computed the final prices by taking the median of the prices, excluding any outlier price deemed as unreasonable. We believe our final prices are representative of the exit price that we would receive to sell these securities in an orderly transaction with a market participant at the measurement date.
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

•
Our internal pricing model. We compare prices for comparable FFELP securities provided by third party pricing vendors. The internal model price also is compared to other third party pricing vendors to test for reasonableness. If only one pricing vendor is providing prices, our internal pricing model will be averaged with the vendor price.

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

The following table shows the range of values for our investment securities that are carried at fair value on our statements of condition using Level 3 significant inputs provided to us by multiple third party pricing vendors.

			Range of Values
As of December 31, 2017		Fair Value	Minimum	Maximum
Available-for-sale securities	Private-label residential MBS	$50	$48	$51

Advances.  We determine the fair value of advances by calculating the present value of expected future cash flows. Accrued interest receivable is included in the expected future cash flows for advances carried at fair value under the fair value option, and accordingly, accrued interest receivable is classified in Advances in our statements of condition. In determining fair value we do not factor in prepayment risk in cases where an advance carries a prepayment fee since we are financially indifferent whether or not the borrower prepays. Accrued interest receivable is not included in the expected future cash flows on advances carried on an amortized cost basis, and accordingly, accrued interest receivable is classified in Other Assets in our statements of condition.
The significant inputs used to determine fair value for advances carried under the fair value option in our statements of condition are shown below.

•
Consolidated Obligation Curve (CO Curve). The Office of Finance constructs this market-observable curve using the U.S. Treasury Curve as a base which is then adjusted by adding indicative spreads obtained largely from market observable sources. These market indications are derived from pricing indications from dealers, historical pricing relationships, market activity such as recent GSE trades, and other secondary market activity. The CO Curve best represents our cost of funds and is an integral factor with respect to pricing our advance products, and accordingly, we utilize it to measure an advance's fair value.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Target spread assumption. The target spread relative to our cost of funds that we expect to earn for a given advance.

MPF Loans held in portfolio.  We measure the fair value of our entire mortgage loan portfolio based on to-be-announced (TBA) securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises, and adjust that fair value amount for impaired MPF Loans held in portfolio. We use a third party Automated Valuation Methodology (AVM) model based on market inputs to determine the fair value of our impaired conventional MPF Loans held in portfolio, including troubled debt restructurings. The prices of the referenced mortgage-backed securities and the MPF Loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Prices are then adjusted for differences in coupon, average loan rate, seasoning, settlements, purchase market spread, loan balance, and cash flow remittance between our MPF Loans and the referenced mortgage-backed securities.

MPF Loans held for sale (included in Other Assets). We measure the fair value of our MPF Loans HFS portfolio based on TBA securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises.

Derivative assets/liabilities. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We estimate the fair value of a derivative that is not transacted in such an active market using standard valuation techniques, such as discounted cash-flow analysis and comparisons to similar instruments. We are subject to nonperformance risk in derivative transactions due to the potential default by our derivati

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

ve counterparties or a DCO. To mitigate this risk, we have entered into master netting agreements and credit support agreements with our derivative counterparties for our bilaterally executed derivative contracts that provide for the delivery of collateral at specified levels at least weekly. We apply the “portfolio exception” for purposes of determining the nonperformance risk adjustment, if any, to the fair value of our derivative instruments. As a result, we measure the nonperformance risk adjustment on our derivative instruments by taking into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. For derivative transactions executed as a cleared derivative, the transactions are fully collateralized in cash and exchanged daily with the DCO. We also have established the enforceability of offsetting rights incorporated in the agreements for the cleared derivative transactions. Our net counterparty position equals the amount attributable to a particular credit exposure that we would receive to sell a net long position or that we would pay to transfer a net short position. Based on our risk management practices described above and our assessment of any change in our own credit spread, we concluded that the effect of the credit differential between us and our derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no nonperformance risk adjustments were deemed necessary to the recorded fair value of our derivative assets/liabilities in our statements of condition. See Note 9 - Derivatives and Hedging Activities for further discussion of our credit risk management practices.

In estimating a derivative's fair value, we use the carrying amount of a derivative's accrued net interest settlements and the carrying amount of any cash collateral remitted to or received from counterparties. We use the carrying amount as a proxy for fair value due to the short-term nature of the interest receivable/payable and cash collateral.

A discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are shown below.
Interest-rate related:

•	We use the OIS curve to determine the fair value of our derivative contracts.

•	Volatility assumption market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Prepayment assumption, if applicable.

Mortgage delivery commitments and TBA mortgage-backed securities:

•	TBA price. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

Deposits.  We determine the fair values of deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the costs of deposits with similar terms.

Consolidated obligations. We estimate fair values based on the cost of raising comparable term debt using internal valuation models. Our internal valuation models use standard valuation techniques and estimate fair values based on the following significant inputs for those consolidated obligations carried at fair value:

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

Fair Value Estimates

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
As of December 31, 2017
Carried at amortized cost-
Cash and due from banks	$42	$42	$42	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	12,561	12,561	—	12,561	—
Held-to-maturity securities	4,157	4,538	—	3,734	804
Advances	47,309	47,336	—	47,336	—
MPF Loans held in portfolio, net	5,186	5,306	—	5,295	11
Other assets	228	228	—	228	—
Carried at fair value on a recurring basis-
U.S. Government & other government related non-MBS	202	202	—	202	—
GSE residential MBS	30	30	—	30	—
U.S. Governmental-guaranteed residential MBS	1	1	—	1	—
Trading securities	233	233	—	233	—
U.S. Government & other government related non-MBS	271	271	—	271	—
State or local housing agency non-MBS	21	21	—	21	—
FFELP ABS	4,214	4,214	—	4,214	—
GSE residential MBS	7,406	7,406	—	7,406	—
U.S. Government-guaranteed residential MBS	995	995	—	995	—
Private-label residential MBS	50	50	—	—	50
Available-for-sale securities	12,957	12,957	—	12,907	50
Advances	776	776	—	776	—
Derivative assets	3	3	—	312	—	$(309)	[a]
Other assets	118	118	—	118	—
Carried at fair value on a nonrecurring basis-
MPF Loans held in portfolio, net	7	7	—	—	7
Other assets	3	3	—	—	3
Total assets	84,355	84,883	817	83,500	875	(309)

Carried at amortized cost-
Deposits	(524)	(524)	—	(524)	—
Consolidated obligation discount notes	(40,442)	(40,437)	—	(40,437)	—
Consolidated obligation bonds	(31,861)	(32,011)	—	(32,011)	—
Mandatorily redeemable capital stock	(311)	(311)	(311)	—	—
Other liabilities	(336)	(336)	—	(336)	—
Carried at fair value on a recurring basis-
Consolidated obligation discount notes	(749)	(749)	—	(749)	—
Consolidated obligation bonds	(5,260)	(5,260)	—	(5,260)	—
Derivative liabilities	(20)	(20)	—	(579)	—	559	[a]
Total liabilities	$(79,503)	$(79,648)	$(311)	$(79,896)	$—	$559

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
As of December 31, 2016
Carried at amortized cost-
Cash and due from banks	$351	$351	$351	$—	$—
Interest bearing deposits	650	650	650	—	—
Federal Funds sold and securities purchased under agreements to resell	6,375	6,375	—	6,375	—
Held-to-maturity securities	5,072	5,516	—	4,544	972
Advances	44,395	44,393	—	44,393	—
MPF Loans held in portfolio, net	4,941	5,136	—	5,136	—
Other assets	188	188	—	188	—
Carried at fair value on a recurring basis-
U.S. Government & other government related non-MBS	1,005	1,005	—	1,005	—
GSE residential MBS	39	39	—	39	—
U.S. Governmental-guaranteed residential MBS	1	1	—	1	—
Trading securities	1,045	1,045	—	1,045	—
U.S. Government & other government related non-MBS	336	336	—	336	—
State or local housing agency non-MBS	19	19	—	19	—
FFELP ABS	4,572	4,572	—	4,572	—
GSE residential MBS	8,555	8,555	—	8,555	—
U.S. Government-guaranteed residential MBS	1,380	1,380	—	1,380	—
Private-label residential MBS	56	56	—	—	56
Available-for-sale securities	14,918	14,918	—	14,862	56
Advances	672	672	—	672	—
Derivative assets	6	6	—	474	—	$(468)	[a]
Other assets	44	44	—	44	—
Carried at fair value on a nonrecurring basis-
MPF Loans held in portfolio, net	26	26	—	—	26
Other assets	9	9	—	—	9
Total assets	78,692	79,329	1,001	77,733	1,063	(468)

Carried at amortized cost-
Deposits	(496)	(496)	—	(496)	—
Consolidated obligation discount notes	(29,581)	(29,581)	—	(29,581)	—
Consolidated obligation bonds	(31,460)	(31,706)	—	(31,706)	—
Mandatorily redeemable capital stock	(301)	(301)	(301)	—	—
Other liabilities	(305)	(305)	—	(305)	—
Carried at fair value on a recurring basis-
Consolidated obligation discount notes	(6,368)	(6,368)	—	(6,368)	—
Consolidated obligation bonds	(5,443)	(5,443)	—	(5,443)	—
Derivative liabilities	(43)	(43)	—	(1,161)	—	1,118	[a]
Total liabilities	$(73,997)	$(74,243)	$(301)	$(75,060)	$—	$1,118

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

	Available-For-Sale Private-Label MBS			Derivative Assets Interest-Rate Related			Consolidated Obligation Bonds
For the years ended December 31,	2017	2016	2015	2017	2016	2015	2017	2016	2015
Balance at beginning of period	$56	$65	$71	$—	$5	$13	$—	$(55)	$(63)

Gain (loss) included in earnings -
Interest income	4	5	4
Derivatives and hedging activities				—	(5)	(8)	—	55	8

Gain (loss) included in OCI -
Net unrealized on AFS securities	3	2	(1)

Paydowns and settlements	(13)	(16)	(9)	—	—	—	—	—	—
Balance at end of period	$50	$56	$65	$—	$—	$5	$—	$—	$(55)
Unrealized gains (losses) recorded in earnings and attributable to instruments still held at period end	$3	$4	$4	$—	$—	$—	$—	$—	$8

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

For the years ended December 31,	2017	2016	2015
Advances	$(5)	$(7)	$(2)
Mortgage loans held for sale (in other assets)	(4)	(4)	(1)
Discount notes	—	(2)	2
Bonds	7	18	9
Noninterest income - Instruments held under fair value option	$(2)	$5	$8
The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	December 31, 2017		December 31, 2016
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$786	$5,270	$677	$5,447
Fair value over (under) UPB	(10)	(10)	(5)	(4)
Fair value	776	5,260	672	5,443

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 17 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	December 31, 2017				December 31, 2016
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$—	$—		$—	$10	$—		$10
Member standby letters of credit	15,703	3,869	[a]	19,572	8,459	2,369	[a]	10,828
Housing authority standby bond purchase agreements	—	337		337	25	281		306
Advance commitments	151	—		151	15	1		16
MPF delivery commitments	371	—		371	417	—		417
Other	14	—		14	24	—		24
Commitments	$16,239	$4,206		$20,445	$8,950	$2,651		$11,601

[a]	Contains $750 million and $486 million of member standby letters of credit at December 31, 2017 and December 31, 2016, which were renewable annually.

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

Housing authority standby bond purchase agreements. We enter into agreements with state housing authorities within our district to provide them liquidity for a fee. Specifically, if required under the terms of the agreement, we purchase and hold a state housing authority's bonds until their designated marketing agent can find a suitable investor or the state housing authority repurchases the bond. These standby bond purchase commitments have original expiration periods of up to 5 years, expiring no later than December 31, 2022, although some may be renewable at our option. We purchased no bonds under these agreements during the periods presented above.

Advance commitments. We enter into forward-starting advances, which lock in a predetermined interest rate for an advance that will be funded at a future date subject to certain conditions.

MPF delivery commitments. Includes delivery commitments to purchase on- and off-balance sheet mortgage loans.

Contingencies

Joint and Several Liability on Behalf of Another FHLB. We have a contingent obligation for the payment of principal and interest on consolidated obligations of all the FHLBs resulting from our joint and several liability. We did not expect to pay any additional amounts under our joint and several liability as of December 31, 2017 and December 31, 2016.

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

Members

The following table summarizes material balances we had with our members who are related parties as defined above (including their affiliates) as of the periods presented.

As of	December 31, 2017	December 31, 2016
Assets - Advances	$165	$107
Liabilities - Deposits	13	8
Equity - Capital Stock	10	18

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	March 9, 2018	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	March 9, 2018	(Principal Financial Officer and Principal Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laura M. Turnquest, Executive Vice President, and Roger D. Lundstrom, Executive Vice President and Chief Financial Officer, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to execute, deliver and file with the Securities and Exchange Commission in his and her name and on his and her behalf, and in each of the undersigned director's capacity as shown below, an Annual Report on Form 10-K for the year ended December 31, 2017, and all exhibits thereto and all documents in support thereof or supplemental thereto, and any and all amendments or supplements to the foregoing, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

S-1

Federal Home Loan Bank of Chicago

Signature	Title	Date

/s/ Matthew R. Feldman	President and Chief Executive Officer (Principal Executive Officer)	March 9, 2018
Matthew R. Feldman

/s/ Roger D. Lundstrom	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2018
Roger D. Lundstrom

*/s/ Michael G. Steelman	Chairman of the Board of Directors	March 9, 2018
Michael G. Steelman

*/s/ John K. Reinke	Vice Chairman of the Board of Directors	March 9, 2018
John K. Reinke

*/s/ James T. Ashworth	Director	March 9, 2018
James T. Ashworth

*/s/ Owen E. Beacom	Director	March 9, 2018
Owen E. Beacom

*/s/ Edward P. Brady	Director	March 9, 2018
Edward P. Brady

*/s/ Mary J. Cahillane	Director	March 9, 2018
Mary J. Cahillane

*/s/ Mark J. Eppli	Director	March 9, 2018
Mark J. Eppli

*/s/ Joseph Fazio III	Director	March 9, 2018
Joseph Fazio III

*/s/ Michelle L. Gross	Director	March 9, 2018
Michelle L. Gross

*/s/ James H. Hegenbarth	Director	March 9, 2018
James H. Hegenbarth

*/s/ Phyllis Lockett	Director	March 9, 2018
Phyllis Lockett

*/s/ David R. Pirsein	Director	March 9, 2018
David R. Pirsein

S-2

Federal Home Loan Bank of Chicago

Signature	Title	Date

*/s/ Leo J. Ries	Director	March 9, 2018
Leo J. Ries

*/s/ Lois A. Scott	Director	March 9, 2018
Lois A. Scott

*/s/ William W. Sennholz	Director	March 9, 2018
William W. Sennholz

*/s/ Daniel G. Watts	Director	March 9, 2018
Daniel G. Watts

*/s/ Gregory A. White	Director	March 9, 2018
Gregory A. White

*/s/ Charles D. Young	Director	March 9, 2018
Charles D. Young

* By: /s/ Laura M. Turnquest		March 9, 2018
Laura M. Turnquest, Attorney-in-fact

S-3