Form 10-Q
period 2018-03-31
Federal Home Loan Bank of Chicago
filed 2018-05-08
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR
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

As of March 31, 2018, including mandatorily redeemable capital stock, registrant had 18,903,682 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

										March 31, 2018	December 31, 2017
Assets
Cash and due from banks										$40	$42
Interest bearing deposits										775	775
Federal Funds sold										9,361	7,561
Securities purchased under agreements to resell										6,250	5,000
Investment securities -
Trading,	64	and	67	pledged						2,596	233
Available-for-sale										12,388	12,957
Held-to-maturity,			3,791	and	4,538		fair value			3,448	4,157
Investment securities										18,432	17,347
Advances,		917	and	776	carried at fair value					50,840	48,085
MPF Loans held in portfolio, net of						(2)	and	(2)	allowance for credit losses	5,357	5,193
Derivative assets										2	3
Other assets,			76	and	118	carried at fair value				334	349
Assets										$91,391	$84,355

Liabilities
Deposits -
Noninterest bearing										$53	$51
Interest bearing,			11	and	32	from other FHLBs				632	473
Deposits										685	524
Consolidated obligations, net -
Discount notes,		0		and	749		carried at fair value			41,483	41,191
Bonds,	4,985		and	5,260	carried at fair value					43,516	37,121
Consolidated obligations, net										84,999	78,312
Derivative liabilities										19	20
Affordable Housing Program assessment payable										86	88
Mandatorily redeemable capital stock										311	311
Other liabilities										228	248
Liabilities										86,328	79,503
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,				14	and	12	million shares issued and outstanding			1,368	1,241
Class B2 membership stock,					2	and	2	million shares issued and outstanding		211	202
Capital stock - putable,				$100		and	$100	par value per share		1,579	1,443
Retained earnings - unrestricted										2,891	2,845
Retained earnings - restricted										467	452
Retained earnings										3,358	3,297
Accumulated other comprehensive income (loss) (AOCI)										126	112
Capital										5,063	4,852
Liabilities and capital										$91,391	$84,355

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

Three months ended March 31,
2018	2017
Interest income	$480	$337
Interest expense	356	224
Net interest income	124	113

Noninterest income -
Derivatives and hedging activities	(3)	3
Instruments held under fair value option	(7)	(2)
MPF fees,	6	and	5	from other FHLBs	8	7
Other, net	2	2
Noninterest income	—	10

Noninterest expense -
Compensation and benefits	24	25
Operating expenses	15	15
Other	3	2
Noninterest expense	42	42

Income before assessments	82	81

Affordable Housing Program	8	8

Net income	$74	$73

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2018	2017
Net income	$74	$73

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale securities	(49)	38
Noncredit OTTI held-to-maturity securities	7	9
Net unrealized gain (loss) cash flow hedges	58	44
Postretirement plans	(2)	(2)
Other comprehensive income (loss)	14	89

Comprehensive income	$88	$162

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Capital Stock		Retained Earnings				Total
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI
December 31, 2017	12	$1,241	2	$202	14	$1,443	$2,845	$452	$3,297	$112	$4,852
Comprehensive income							59	15	74	14	88
Proceeds from issuance of capital stock	9	822	—	1	9	823					823
Repurchases of capital stock	—	(1)	(7)	(686)	(7)	(687)					(687)
Transfers between classes of capital stock	(7)	(694)	7	694
Cash dividends - class B1							(12)		(12)		(12)
Class B1 annualized rate											3.50%
Cash dividends - class B2							(1)		(1)		(1)
Class B2 annualized rate											1.50%
Total change in period	2	127	—	9	2	136	46	15	61	14	211
March 31, 2018	14	$1,368	2	$211	16	$1,579	$2,891	$467	$3,358	$126	$5,063

December 31, 2016	12	$1,160	6	$551	18	$1,711	$2,631	$389	$3,020	$(36)	$4,695
Comprehensive income							59	14	73	89	162
Proceeds from issuance of capital stock	4	533	—	1	4	534					534
Repurchases of capital stock	—	(34)	(10)	(926)	(10)	(960)					(960)
Capital stock reclassified to mandatorily redeemable capital stock liability	—	(3)	—	—	—	(3)					(3)
Transfers between classes of capital stock	(6)	(619)	6	619
Cash dividends - class B1							(9)		(9)		(9)
Class B1 annualized rate											3.00%
Cash dividends - class B2							(1)		(1)		(1)
Class B2 annualized rate											0.85%
Total change in period	(2)	(123)	(4)	(306)	(6)	(429)	49	14	63	89	(277)
March 31, 2017	10	$1,037	2	$245	12	$1,282	$2,680	$403	$3,083	$53	$4,418

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Three months ended March 31,	2018		2017
Operating	Net cash provided by (used in) operating activities	$135		$159
Investing	Net change interest bearing deposits	—		(50)
	Net change Federal Funds sold	(1,800)		(4,242)
	Net change securities purchased under agreements to resell	(1,250)		1,800
	Trading securities -
	Sales	200		801
	Proceeds from maturities and paydowns	2		1
	Purchases	(2,559)		—
	Available-for-sale securities -
	Proceeds from maturities and paydowns	478		354
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	535	[a]	619	[a]
	Proceeds from maturities and paydowns	188		256
	Purchases	(14)		(3)
	Advances -
	Principal collected	320,511		141,871
	Issued	(323,358)		(139,145)
	MPF Loans held in portfolio -
	Principal collected	187		264
	Purchases	(355)		(241)
	Other investing activities	3		9
	Net cash provided by (used in) investing activities	(7,232)		2,294
Financing	Net change deposits	161		68
	Discount notes -
	Net proceeds from issuance	436,144		320,127
	Payments for maturing and retiring	(435,852)		(323,269)
	Consolidated obligation bonds -
	Net proceeds from issuance	11,586		4,130
	Payments for maturing and retiring	(5,062)		(3,380)
	Capital stock -
	Proceeds from issuance	823		534
	Repurchases	(687)		(960)
	Cash dividends paid	(13)		(10)
	Other financing activities	(5)		(10)
	Net cash provided by (used in) financing activities	7,095		(2,770)
	Net increase (decrease) in cash and due from banks	(2)		(317)
	Cash and due from banks at beginning of period	42		351
	Cash and due from banks at end of period	$40		$34

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

Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (GAAP). Amounts in prior periods may be reclassified to conform to the current presentation and, if material, are disclosed in the following notes.

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements and the following footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2017, included in our Annual Report on Form 10-K (2017 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

See the Glossary of Terms starting on page 58 for the definitions of certain terms used herein.

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

Basis of Presentation

The basis of presentation pertaining to the consolidation of our variable interest entities has not changed since we filed our 2017 Form 10-K.  The basis of presentation pertaining to our gross versus net presentation of financial instruments also has not changed since we filed our 2017 Form 10-K.

Refer to Note 1- Background and Basis of Presentation to the financial statements in our 2017 Form 10-K with respect to our basis of presentation for consolidation of variable interest entities and our gross versus net presentation of financial instruments for further details.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Our Summary of Significant Accounting Policies through December 31, 2017, can be found in Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2017 Form 10-K. We adopted the following policies effective January 1, 2018:

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)

We are required to recognize the portion of instrument-specific credit risk attributable to the total change in fair value of our consolidated obligations that are carried at fair value in our statements of comprehensive income. We measure such instrument-specific credit risk based on our nonperformance risk, which includes our nonperformance risk and the credit risk associated with the joint and several liability of other FHLBs. The new guidance did not have an effect on our financial condition, results of operations, and cash flows at the time of adoption.

Revenue from Contracts with Customers (ASU 2014-09)

The revenue recognition guidance did not have any effect on our financial condition, results of operations, or cash flows at the time of adoption. This is because the majority of our financial instruments and other contractual rights that generate revenue are covered by other GAAP, and therefore, were scoped out of this new guidance. Further, our prior method of recognizing service fee revenue was consistent with this new guidance. As a result, no cumulative effect adjustment to our opening balance of retained earnings in 2018 was required under the modified retrospective method.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07)

We are required to classify the service cost component of our net periodic pension and postretirement benefit costs as compensation costs. All other components of our net periodic pension and postretirement benefit costs are required to be classified as Noninterest expense - Other. Previously, our total net periodic pension and postretirement costs were classified as compensation costs. We made this classification change on a prospective rather than retrospective basis due to materiality. This classification guidance did not have a significant effect on our financial condition, results of operations, and cash flows.

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows (ASU 2016-15)

We classify and disclose interest expense on zero coupon discount notes within operating activities, which is consistent with our prior and current classification practice. As a result, this guidance did have any effect on our financial condition, results of operations, and cash flows at the time of adoption.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)

In August of 2017, the FASB issued targeted improvements to existing derivatives and hedging guidance to facilitate financial reporting that more closely reflects an entity’s risk management activities. We plan to adopt this guidance as of January 1, 2019. We are in the process of determining the expected effect of this guidance on our financial condition, results of operations, and cash flows. Outlined below are the significant changes to existing GAAP guidance that are relevant to us.

Cash Flow Hedges:

•
For a cash flow hedge of interest rate risk of a variable-rate financial instrument, we would be able to designate the variability in cash flows attributable to the contractually specified interest rate as the hedged risk. By eliminating the concept of benchmark interest rates for hedges of variable-rate instruments under current GAAP, the amendments remove the requirement to designate only the overall variability in cash flows as the hedged risk in a cash flow hedge of a variable-rate instrument indexed to a non-benchmark interest rate.

•
The entire change in fair value of the hedging instrument is recorded in AOCI. Reclassification from AOCI into our statements of income, including hedge ineffectiveness, will depend on whether a recognition event has occurred, such as the discontinuation of the hedge relationship.

Fair Value Hedges:

•
Permits hedged risk to be the changes in fair value based on the contractual coupon’s benchmark rate component determined at hedge inception on the hedged item. Only the hedged risk of changes in fair value based on the full contractual coupon cash flows is permitted under existing GAAP.

•	Permits hedged risk to be partial-term of the hedged item, which only includes the designated cash flows being hedged.

•
Permits hedged risk to be a closed portfolio of prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments in conjunction with a partial-term hedge election. The designated hedged item must have at least one asset or beneficial interest that will be outstanding at the end of the partial-term hedge election -that is, at least one asset or beneficial interest is not expected to be affected by prepayments, defaults, and other factors affecting the timing and amount of cash flows. This designation is referred to as the last-of-layer-method.

Cash Flow Hedges and Fair Value Hedges:

•
Requires both the effective and ineffective portion of a hedging relationship to be presented in either interest income or interest expense, whichever is appropriate. As a result, ineffectiveness related to hedging relationships would no longer be presented in derivatives and hedging activities.

•
Enables applying the long-haul method of assessing hedge effectiveness in cases where the shortcut method was initially applied but subsequently becomes no longer appropriate. This is provided only if we documented at hedge inception which long-haul methodology we would use in the event the shortcut method is discontinued.

•
Enables hedge effectiveness to be qualitatively assessed at the time of adoption for existing hedge relationships and for new hedge relationships entered into after adoption subsequent to their hedge inception in cases where initial quantitative testing is required. Such qualitative assessments would require us to quarterly verify and document that the facts and circumstances underlying the hedging relationship have not changed since hedge inception.

Transition:

•
Upon adoption, the modified retrospective method will be applied. This means all cumulative-effect adjustments, which includes eliminating the separate measurement of ineffectiveness to AOCI, will be recognized to the opening balance of retained earnings as of the beginning of January 1, 2019.

•
Permits us to modify the risk being hedged without de-designation of the fair value hedging relationship. Such a modification will require us to recognize a cumulative-effect adjustment. We also may elect to de-designate a portion of the modified hedged item. In such cases, we reverse the portion of the cumulative basis adjustment related to the hedged item de-designated cumulative basis adjustment with the offsetting entry recognized as a cumulative effect adjustment.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•
Permits us to reclassify a debt security from held-to-maturity to available-for-sale if the debt security is eligible to be included in the hedged item involving the last-of-the layer method. Any unrealized gain or loss at the date of the transfer would be recorded in AOCI.

•	The presentation and disclosure guidance will be adopted on a prospective basis.

Measurement of Credit Losses on Financial Instruments (ASU 2016-13)

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

The new guidance takes effect January 1, 2020. Upon adoption, any difference in the credit loss amount attributable to both our on balance sheet and off balance sheet financial instruments resulting from applying the expected credit loss methodology compared to our existing incurred loss methodology will be recognized as a cumulative-effect adjustment to our January 1, 2020 opening retained earnings balance. A prospective transition approach is required for debt securities. Accordingly, any OTTI write-downs on securities recognized prior to January 1, 2020 may not be reversed at the time of our adoption. Improvements in expected cash flows for these securities will continue to be accounted for as yield adjustments over their remaining life. Additionally, recoveries for these securities will be recorded in earnings only when received. We are in the process of reviewing the expected effect of this guidance on our financial condition, results of operations, and cash flows.

Leases (ASU 2016-02)

In February of 2016, the FASB issued new lease accounting guidance. A modified retrospective transition approach will be utilized at the time of adoption, which is January 1, 2019. The new guidance requires us to recognize operating leases and right-to-use assets with terms exceeding 12 months, if any, in our statements of condition. Our existing practice is to recognize operating leases off-balance sheet. The expense related to our lease payments and the interest expense on our lease obligations will continue to be included in a single line item in our statements of income. We do not expect the new guidance to have a significant effect on our financial condition, results of operations, and cash flows since our existing off-balance sheet operating leases are not material.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended March 31,
	2018	2017
Interest income -

Trading	$6	$1

Available-for-sale interest income	104	108
Available-for-sale prepayment fees	7	4
Available-for-sale	111	112

Held-to-maturity	46	53

Investment securities	163	166

Advances	214	99

MPF Loans held in portfolio	55	54
Federal funds sold and securities purchased under agreements to resell	44	15
Other	4	3

Interest income	480	337

Interest expense -

Consolidated obligations -
Discount notes	183	96
Bonds	169	125

Other	4	3

Interest expense	356	224

Net interest income	$124	$113

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

As of	March 31, 2018	December 31, 2017
U.S. Government & other government related	$2,565	$202
Residential MBS
GSE	30	30
Government guaranteed	1	1
Trading securities	$2,596	$233

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of March 31, 2018
U.S. Government & other government related	$236	$13	$—	$249
State or local housing agency	17	—	—	17
FFELP ABS	3,891	239	—	4,130
Residential MBS
GSE	6,944	81	(2)	7,023
Government guaranteed	903	18	—	921
Private label	39	9	—	48
Available-for-sale securities	$12,030	$360	$(2)	$12,388

As of December 31, 2017
U.S. Government & other government related	$256	$15	$—	$271
State or local housing agency	21	—	—	21
FFELP ABS	3,987	234	(7)	4,214
Residential MBS
GSE	7,275	132	(1)	7,406
Government guaranteed	971	24	—	995
Private label	40	10	—	50
Available-for-sale securities	$12,550	$415	$(8)	$12,957

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of March 31, 2018
U.S. Government & other government related	$967	$—	$967	$16	$(2)	$981
State or local housing agency	8	—	8	—	—	8
Residential MBS
GSE	1,453	—	1,453	46	—	1,499
Government guaranteed	531	—	531	4	—	535
Private label	625	(136)	489	279	—	768
Held-to-maturity securities	$3,584	$(136)	$3,448	$345	$(2)	$3,791

As of December 31, 2017
U.S. Government & other government related	$1,531	$—	$1,531	$29	$(1)	$1,559
State or local housing agency	9	—	9	—	—	9
Residential MBS
GSE	1,513	—	1,513	62	—	1,575
Government guaranteed	585	—	585	6	—	591
Private label	662	(143)	519	285	—	804
Held-to-maturity securities	$4,300	$(143)	$4,157	$382	$(1)	$4,538

We had no sales of HTM securities for the periods presented.

Contractual Maturity Terms

The maturity of our AFS and HTM investments is detailed in the following table.

	Available-for-Sale		Held-to-Maturity
As of March 31, 2018	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$22	$22	$140	$139
Due after one year through five years	2	2	157	160
Due after five years through ten years	54	56	123	123
Due after ten years	175	186	555	567
ABS and MBS without a single maturity date	11,777	12,122	2,473	2,802
Total securities	$12,030	$12,388	$3,448	$3,791

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-Sale Securities
As of March 31, 2018
U.S. Government & other government related	$3	$—	$—	$—	$3	$—
State or local housing agency	9	—	—	—	9	—
FFELP ABS	—	—	635	—	635	—
Residential MBS
GSE	455	—	753	(2)	1,208	(2)
Private label	—	—	6	—	6	—
Available-for-sale securities	$467	$—	$1,394	$(2)	$1,861	$(2)
As of December 31, 2017
U.S. Government & other government related	$3	$—	$—	$—	$3	$—
State or local housing agency	4	—	—	—	4	—
FFELP ABS	—	—	644	(7)	644	(7)
Residential MBS
GSE	51	—	801	(1)	852	(1)
Private label	—	—	7	—	7	—
Available-for-sale securities	$58	$—	$1,452	$(8)	$1,510	$(8)

Held-to-Maturity Securities
As of March 31, 2018
U.S. Government & other government related	$74	$—	$24	$(2)	$98	$(2)
State or local housing agency	8	—	—	—	8	—
Residential MBS
GSE	—	—	2	—	2	—
Government-guaranteed	135	—	—	—	135	—
Private label	—	—	734	(136)	734	(136)
Held-to-maturity securities	$217	$—	$760	$(138)	$977	$(138)
As of December 31, 2017
U.S. Government & other government related	$594	$—	$24	$(1)	$618	$(1)
State or local housing agency	2	—	—	—	2	—
Residential MBS
GSE	—	—	2	—	2	—
Private label	—	—	769	(143)	769	(143)
Held-to-maturity securities	$596	$—	$795	$(144)	$1,391	$(144)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment Analysis

We recognized no OTTI charges on HTM or AFS securities for the periods presented. This is because we do not intend to sell these securities, we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis, and we expect to recover the entire amortized cost basis. For further detail on our accounting policy regarding OTTI please see Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2017 Form 10-K.

As of March 31, 2018, we had a base case short-term housing price forecast for all markets with projected changes ranging from -7.0% to +12.0% over the twelve month period beginning January 1, 2018. For the vast majority of markets, the short-term forecast has changes ranging from +1.0% to +6.0%.

The following table presents the changes in the cumulative amount of previously recorded OTTI credit losses on investment securities recognized into earnings for the reporting periods indicated.

	Three months ended March 31,
	2018	2017
Beginning Balance	$477	$520
Reductions:
Increases in cash flows expected to be collected and recognized into interest income	(9)	(12)
Ending Balance	$468	$508

Ongoing Litigation

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased. As of March 31, 2018, the remaining litigation covers three private label MBS bonds in the aggregate outstanding principal amount of $38 million.

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

As of March 31, 2018	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$22,954	1.74%
One to two years	2,435	1.84%
Two to three years	2,204	2.01%
Three to four years	1,898	1.79%
Four to five years	4,326	2.08%
More than five years	17,049	1.83%	[a]
Par value	$50,866	1.82%

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

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	March 31, 2018	December 31, 2017
Par value	$50,866	$48,020
Fair value hedging adjustments	(13)	69
Other adjustments	(13)	(4)
Advances	$50,840	$48,085

The following advance borrowers exceeded 10% of our advances outstanding:

As of March 31, 2018	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	21.6%
The Northern Trust Company	7,000		13.8%
BMO Harris Bank, NA	5,975		11.7%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	March 31, 2018	December 31, 2017
Medium term (15 years or less)	$290	$285
Long term (greater than 15 years)	4,995	4,835
Unpaid principal balance	5,285	5,120
Net premiums, credit enhancement and deferred loan fees	57	55
Fair value hedging adjustments	17	20
MPF Loans held in portfolio, before allowance for credit losses	5,359	5,195
Allowance for credit losses on MPF Loans	(2)	(2)
MPF Loans held in portfolio, net	$5,357	$5,193

Conventional mortgage loans	$4,321	$4,133
Government Loans	964	987
Unpaid principal balance	$5,285	$5,120

The above table excludes MPF Loans acquired under the MPF Xtra, MPF Direct, and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2017 Form 10-K for information related to the accounting treatment of these off balance sheet MPF Loan products.

See Note 8 - Allowance for Credit Losses to the financial statements for information related to our credit losses on MPF Loans held in portfolio.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2017 Form 10-K for further details regarding our allowance for credit losses methodology for each of the portfolio segments discussed below.

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

Conventional MPF Loans Held in Portfolio

For further detail of our MPF Risk Sharing Structure see page F-16 in our 2017 Form 10-K. There has been no material activity in our allowance for credit losses since December 31, 2017. The following table presents the recorded investment and the allowance for credit losses in conventional MPF Loans by impairment methodology.

As of	March 31, 2018	December 31, 2017
Recorded investment -
Individually evaluated for impairment	$47	$49
Collectively evaluated for impairment	4,357	4,167
Recorded investment	$4,404	$4,216

Allowance for credit losses -
Collectively evaluated for impairment	$2	$2

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

•
"Past due 90 days or more still accruing interest" consists of MPF Loans that are either insured or guaranteed by the government or conventional mortgage loans that are well secured (by collateral that have a realizable value sufficient to discharge the debt or by the guarantee or insurance, such as primary mortgage insurance, of a financially responsible party) and in the process of collection. We do not recognize interest income on impaired conventional MPF Loans.

	March 31, 2018			December 31, 2017
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$78	$47	$125	$74	$48	$122
Past due 60-89 days	20	15	35	21	16	37
Past due 90 days or more	46	21	67	48	21	69
Past due	144	83	227	143	85	228
Current	4,260	900	5,160	4,073	921	4,994
Recorded investment	$4,404	$983	$5,387	$4,216	$1,006	$5,222
In process of foreclosure	$19	$7	$26	$21	$7	$28
Serious delinquency rate	1.06%	2.08%	1.25%	1.16%	2.11%	1.34%
Past due 90 days or more and still accruing interest	$8	$20	$28	$8	$21	$29
Impaired loans without an allowance for credit losses and on nonaccrual status	47	—	47	49	—	49
Unpaid principal balance of impaired loans without an allowance for credit losses	50	—	50	53	—	53

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We only held overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of March 31, 2018, and December 31, 2017. We did not have any longer term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight securities purchased under agreements to resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Policies in our 2017 Form 10-K for our accounting policies for derivatives.

We transact most of our derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. We are not a derivatives dealer and do not trade derivatives for speculative purposes. We enter into derivative transactions through either of the following:

•	A bilateral agreement with an individual counterparty for over-the-counter derivative transactions.

•	Clearinghouses classified as Derivatives Clearing Organizations (DCOs) through Futures Commission Merchants (FCMs), which are clearing members of the DCOs, for cleared derivative transactions.

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our over-the-counter derivative agreements. See Note 16 - Fair Value in our 2017 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would not have been material at March 31, 2018.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $64 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at March 31, 2018. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at March 31, 2018.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents details on the notional amounts, and cleared and bilateral derivative assets and liabilities on our statements of condition. To conform with our current presentation method, we reclassified variation margin for cleared derivatives as of December 31, 2017, in the amounts of $16 million on our derivative assets and $168 million on our derivative liabilities, to the appropriate interest rate contracts line items.

	March 31, 2018			December 31, 2017
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$28,258	$37	$397	$26,655	$25	$367
Derivatives not in hedge accounting relationships-
Interest rate contracts	24,829	155	84	20,506	199	122
Other	888	1	1	810	1	1
Derivatives not in hedge accounting relationships	25,717	156	85	21,316	200	123
Gross derivative amount before netting adjustments and cash collateral	$53,975	193	482	$47,971	225	490
Netting adjustments and cash collateral		(191)	(463)		(222)	(470)
Derivatives on statements of condition		$2	$19		$3	$20
Cash collateral received on derivative assets		$39			$35
Cash collateral posted on derivative liabilities			$310			$284

The following table presents the noninterest income on derivatives and hedging activities as presented in the statements of income. The amounts attributable to fair value and cash flow hedges represent hedge ineffectiveness.

	Three months ended March 31,
For the periods ending	2018	2017
Fair value hedges - interest rate contracts	$2	$2
Cash flow hedges - interest rate contracts	1	1
Economic hedges -
Interest rate contracts	(7)	—
Other	1	—
Economic hedges	(6)	—
Noninterest income on derivatives and hedging activities	$(3)	$3

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents details regarding the offsetting of our derivative assets and liabilities on our statements of condition.

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of March 31, 2018
Derivatives with legal right of offset -
Gross recognized amount	$183	$9	$192	$461	$20	$481
Netting adjustments and cash collateral	(182)	(9)	(191)	(453)	(10)	(463)
Derivatives with legal right of offset - net	1	—	1	8	10	18
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	2	—	2	9	10	19
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	10	10
Net amount	$2	$—	$2	$9	$—	$9

As of December 31, 2017
Derivatives with legal right of offset -
Gross recognized amount	$216	$8	$224	$476	$13	$489
Netting adjustments and cash collateral	(214)	(8)	(222)	(463)	(7)	(470)
Derivatives with legal right of offset - net	2	—	2	13	6	19
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	3	—	3	14	6	20
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	(1)	(1)	—	6	6
Net amount	$3	$1	$4	$14	$—	$14

At March 31, 2018, we had $55 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative liability position. We had $60 million of comparable exposure at December 31, 2017.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no gain (loss) for hedges that no longer qualified as a fair value hedge. Additionally, the table indicates where fair value hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed fair value hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	Gain (Loss) on Hedging Instrument	Gain (Loss) on Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
Three months ended March 31, 2018
Available-for-sale securities	$37	$(37)	$—	$(18)
Advances	84	(82)	2	(2)
MPF Loans held for portfolio	—	—	—	(1)
Consolidated obligation bonds	(124)	124	—	(2)
Total	$(3)	$5	$2	$(23)
Three months ended March 31, 2017
Available-for-sale securities	$25	$(26)	$(1)	$(24)
Advances	12	(10)	2	(11)
MPF Loans held for portfolio	—	—	—	(2)
Consolidated obligation bonds	9	(8)	1	13
Total	$46	$(44)	$2	$(24)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate, London Interbank Offering Rate ("LIBOR"). As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in LIBOR. The maximum length of time over which we are hedging this exposure is 3 years. We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were not material as of March 31, 2018.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed cash flow hedging adjustments, which are reclassified from AOCI into the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	Ineffectiveness Recorded in Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
Three months ended March 31, 2018
Discount notes	$1	$59	$(35)

Three months ended March 31, 2017
Advances	$—	$—	$2
Discount notes	1	46	(45)
Bonds	—	—	(1)
Total	$1	$46	$(44)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2018	December 31, 2017
Carrying Amount	$41,483	$41,191
Weighted Average Interest Rate	1.50%	1.23%

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of March 31, 2018	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$21,458	1.47%	$32,707
One to two years	8,539	1.57%	7,697
Two to three years	3,168	1.57%	1,788
Three to four years	3,954	2.03%	570
Four to five years	3,064	2.55%	678
Thereafter	3,690	2.72%	433
Total par value	$43,873	1.73%	$43,873

The following table presents consolidated obligation bonds outstanding by call feature:

As of	March 31, 2018	December 31, 2017
Noncallable	$30,042	$23,644
Callable	13,831	13,703
Par value	43,873	37,347
Fair value hedging adjustments	(335)	(214)
Other adjustments	(22)	(12)
Consolidated obligation bonds	$43,516	$37,121

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2018, and December 31, 2017. See Note 17 - Commitments and Contingencies in our 2017 Form 10-K for further details.

	March 31, 2018			December 31, 2017
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$629,431	$389,799	$1,019,230	$642,211	$392,049	$1,034,260
FHLB Chicago as primary obligor	43,873	41,530	85,403	37,347	41,235	78,582
As a percent of the FHLB System	7%	11%	8%	6%	11%	8%

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

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements on page F-44 of our 2017 Form 10-K. We complied with our minimum regulatory capital requirements as shown below.

	March 31, 2018		December 31, 2017
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,131	$5,248	$1,075	$5,051
Total regulatory capital	$3,656	$5,248	$3,374	$5,051
Total regulatory capital ratio	4.00%	5.74%	4.00%	5.99%
Leverage capital	$4,570	$7,873	$4,218	$7,577
Leverage capital ratio	5.00%	8.61%	5.00%	8.98%

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS):

As of March 31, 2018	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Harris Bank, NA	$269		14.2%	$—
One Mortgage Partners Corp.	245	[a]	13.0%	245
The Northern Trust Company	215		11.4%	—

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	AOCI
Three months ended March 31, 2018
Beginning balance	$407	$(143)	$(147)	$(5)	$112
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(49)	7	59	(2)	15
Amounts reclassified in period to statements of income:
Non-interest gain (loss)	—	—	(1)		(1)
Ending balance	$358	$(136)	$(89)	$(7)	$126

Three months ended March 31, 2017
Beginning balance	$459	$(177)	$(312)	$(6)	$(36)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	38	9	46	(2)	91
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)		(1)
Non-interest gain (loss)	—	—	(1)		(1)
Ending balance	$497	$(168)	$(268)	$(8)	$53

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 - Fair Value

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the statements of condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We had no transfers between levels for the periods shown. See Note 2 - Summary of Significant Accounting Policies in our 2017 Form 10-K for our fair value policies and Note 16 - Fair Value in our 2017 Form 10-K for our valuation techniques and significant inputs.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
March 31, 2018
Carried at amortized cost
Cash and due from banks	$40	$40	$40	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	15,611	15,611	—	15,611	—
Held-to-maturity securities	3,448	3,791	—	3,023	768
Advances	49,923	49,961	—	49,961	—
MPF Loans held in portfolio, net	5,354	5,405	—	5,391	14
Other assets	138	138	—	138	—
Carried at fair value on a recurring basis
Trading securities	2,596	2,596	—	2,596	—
Government related non-MBS, ABS, and MBS	12,340	12,340	—	12,340	—
Private label residential MBS	48	48	—	—	48
Available-for-sale securities	12,388	12,388	—	12,340	48
Advances - fair value option election	917	917	—	917	—
Derivative assets	2	2	—	193	—	$(191)	[a]
Other assets - fair value option election	76	76	—	76	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	3	3	—	—	3
Other assets	1	1	—	—	1
Total financial assets	91,272	$91,704	$815	$90,246	$834	$(191)
Other non financial assets	119
Total assets	$91,391
Carried at amortized cost
Deposits	$(685)	$(685)	$—	$(685)	$—
Consolidated obligation discount notes	(41,483)	(41,479)	—	(41,479)	—
Consolidated obligation bonds	(38,531)	(38,605)	—	(38,605)	—
Mandatorily redeemable capital stock	(311)	(311)	(311)	—	—
Other liabilities	(106)	(106)	—	(106)	—
Carried at fair value on a recurring basis
Consolidated obligation bonds - fair value option	(4,985)	(4,985)	—	(4,985)	—
Derivative liabilities	(19)	(19)	—	(482)	—	$463	[a]
Total financial liabilities	(86,120)	$(86,190)	$(311)	$(86,342)	$—	$463
Other non financial liabilities	(208)
Total liabilities	$(86,328)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
December 31, 2017
Carried at amortized cost
Cash and due from banks	$42	$42	$42	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	12,561	12,561	—	12,561	—
Held-to-maturity securities	4,157	4,538	—	3,734	804
Advances	47,309	47,336	—	47,336	—
MPF Loans held in portfolio, net	5,186	5,306	—	5,295	11
Other assets	119	119	—	119	—
Carried at fair value on a recurring basis
Trading securities	233	233	—	233	—
Government related non-MBS, ABS, and MBS	12,907	12,907	—	12,907	—
Private label residential MBS	50	50	—	—	50
Available-for-sale securities	12,957	12,957	—	12,907	50
Advances - fair value option election	776	776	—	776	—
Derivative assets	3	3	—	225	—	$(222)	[a]
Other assets - fair value option election	118	118	—	118	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7	—	—	7
Other assets	3	3	—	—	3
Total financial assets	84,246	$84,774	$817	$83,304	$875	$(222)
Other non financial assets	109
Total assets	$84,355
Carried at amortized cost
Deposits	(524)	(524)	—	(524)	—
Consolidated obligation discount notes	(40,442)	(40,437)	—	(40,437)	—
Consolidated obligation bonds	(31,861)	(32,011)	—	(32,011)	—
Mandatorily redeemable capital stock	(311)	(311)	(311)	—	—
Other liabilities	(94)	(94)	—	(94)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(749)	(749)	—	(749)	—
Consolidated obligation bonds - fair value option	(5,260)	(5,260)	—	(5,260)	—
Derivative liabilities	(20)	(20)	—	(490)	—	470	[a]
Total financial liabilities	(79,261)	$(79,406)	$(311)	$(79,565)	$—	$470
Other non financial liabilities	(242)
Total liabilities	$(79,503)

[a]
The netting adjustment amount includes cash collateral (either received or paid by us) and related accrued interest in cases where we have a legal right, by contract (e.g., master netting agreement) or otherwise, to offset cash flow obligations between us and our counterparty into a single net payable or receivable. See Note 9 - Derivatives and Hedging Activities.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criterion. Financial instruments for which we elected the fair value option along with their related fair value are shown on our Statements of Condition. Refer to our Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2017 Form 10-K for further details.

The following table presents the changes in fair values of financial assets and liabilities carried at fair value under the fair value option. These changes were recognized in noninterest income - instruments held under the fair value option in our statements of income.

	Three months ended March 31,
	2018	2017
Advances	$(9)	$—
Consolidated obligation bonds	5	(1)
Other assets	(3)	(1)
Noninterest income - Instruments held under fair value option	$(7)	$(2)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	March 31, 2018		December 31, 2017
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$935	$5,003	$786	$5,270
Fair value over (under) UPB	(18)	(18)	(10)	(10)
Fair value	$917	$4,985	$776	$5,260

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	March 31, 2018				December 31, 2017
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$72	$—		$72	$—	$—		$—
Unsettled consolidated obligation discount notes	1,000	—		1,000	—	—		—
Member standby letters of credit	16,534	3,598	[a]	20,132	15,703	3,869	[a]	19,572
Housing authority standby bond purchase agreements	33	297		330	—	337		337
Advance commitments	1,413	13		1,426	151	—		151
MPF delivery commitments	443	—		443	371	—		371
Other	6	—		6	14	—		14
Commitments	$19,501	$3,908		$23,409	$16,239	$4,206		$20,445

[a]	Contains $744 million and $750 million of member standby letters of credit at March 31, 2018, and December 31, 2017, which were renewable annually.

For a description of defined terms see Note 17 - Commitments and Contingencies to the financial statements in our 2017 Form 10-K.

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

Members

The following table summarizes material balances we had with our members who are related parties as defined above (including their affiliates) as of the periods presented. The related impacts to our Statements of Income were immaterial.

As of	March 31, 2018	December 31, 2017
Assets - Advances	$183	$165
Liabilities - Deposits	7	13
Equity - Capital Stock	9	10

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. These transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.

In addition, we provide programmatic and operational support in our role as the administrator of the MPF Program on behalf of the other MPF Banks for a fee.

Material transactions with other FHLBs, if any, are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Selected statements of condition data
Investments [a]	$34,818	$30,683	$31,885	$29,461	$28,547
Advances	50,840	48,085	50,153	46,844	42,328
MPF Loans held in portfolio, net	5,357	5,193	5,024	4,965	4,940
Total assets	91,391	84,355	87,488	81,779	76,109
Consolidated obligation discount notes, net	41,483	41,191	45,460	37,944	32,806
Consolidated obligation bonds, net	43,516	37,121	35,890	37,878	37,662
Mandatorily redeemable capital stock (MRCS) recorded as a liability	311	311	308	303	301
Capital stock	1,579	1,443	1,557	1,526	1,282
Retained earnings	3,358	3,297	3,219	3,153	3,083
Total capital	5,063	4,852	4,872	4,746	4,418
Other selected data at period end
Member standby letters of credit outstanding	$20,132	$19,572	$15,411	$13,220	$12,360
MPF Loans par value outstanding - FHLB System [b]	$52,582	51,563	$49,970	$48,260	$46,728
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	12,692	12,484	12,187	11,987	11,730
Number of members	719	720	717	721	726
Total employees (full and part time)	461	460	457	457	452
Selected statements of income data
Net interest income after provision for credit losses	$124	$130	$124	$116	$113
Non-interest gain (loss)	—	13	5	16	10
Non-interest expense	42	45	43	44	42
Net income	74	88	77	79	73
Other selected data during the periods
MPF Loans par value amounts funded - FHLB System [b]	$2,494	$3,280	$3,474	$3,088	$2,073
Number of PFIs funding MPF products - FHLB System [b]	720	750	769	776	730
MPF Loans par value amounts funded - FHLB Chicago PFIs [b]	566	$729	655	620	517
Number of PFIs funding MPF products - FHLB Chicago [b]	174	175	175	176	160
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	5.74%	5.99%	5.81%	6.09%	6.13%
Market value of equity to book value of equity	107%	107%	107%	108%	108%
Primary mission asset ratio [c]	69.1%	67.3%	67.2%	67.2%	67.0%
Dividend rate class B1 activity stock-period paid	3.50%	3.30%	3.30%	3.15%	3.00%
Dividend rate class B2 membership stock-period paid	1.50%	1.25%	1.25%	1.05%	0.85%
Return on average assets	0.33%	0.41%	0.36%	0.39%	0.36%
Return on average equity	5.82%	7.34%	6.54%	6.99%	6.46%
Average equity to average assets	5.67%	5.59%	5.50%	5.58%	5.57%
Net yield on average interest-earning assets	0.55%	0.60%	0.59%	0.58%	0.57%
Return on average Regulatory Capital spread to three month LIBOR index	3.77%	5.54%	4.89%	5.47%	5.09%
Cash dividends	$13	$10	$11	$9	$10
Dividend payout ratio	18%	11%	14%	11%	14%

[a]	Includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]	Includes all MPF products, on and off our balance sheet. See Mortgage Partnership Finance Program on page 8 in our 2017 Form 10-K.

[c]
In 2015, the FHFA issued an advisory bulletin that provides guidance relating to how the FHFA will assess each FHLB's core mission achievement by using a ratio of primary mission assets (which includes advances and mortgage loans acquired from members) to consolidated obligations. The primary mission asset ratios presented in this 10-Q are on an annual average year to date basis. See Mission Asset Ratio on page 5 in our 2017 Form 10-K for more information.

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

•
the extent to which amendments to our Capital Plan, including our ability to reduce capital stock requirements and continue to offer the Reduced Capitalization Advance Program for certain future advance borrowings, and our ability to continue to pay enhanced dividends on our activity stock, impact borrowing by our members;

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

•
the pace of technological change and our ability to develop and support technology and information systems, including our ability to protect the security of our information systems and manage any failures, interruptions or breaches in our information systems or technology services provided to us through third party vendors;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2017 Form 10-K on page 16.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2018 Financial Highlights

•	Advances outstanding increased $2.7 billion to $50.8 billion at March 31, 2018, up from $48.1 billion at December 31, 2017.

•
MPF Loans held in portfolio increased to $5.4 billion at March 31, 2018, up from $5.2 billion at December 31, 2017, as new MPF Loan purchases continued to moderately outpace paydown and maturity activity.

•	Total investment securities increased 6% to $18.4 billion at March 31, 2018, up from $17.3 billion at December 31, 2017, as we increased our purchase of Treasury securities for liquidity purposes.

•	Total assets increased to $91.4 billion as of March 31, 2018, compared to $84.4 billion as of December 31, 2017.

•	We recorded net income of $74 million in the first quarter of 2018, up from $73 million in the first quarter of 2017.

•
Net interest income for the first quarter of 2018 was $124 million, up from $113 million for the first quarter of 2017, as we benefited both from the rising rate environment and higher levels of interest earning assets.

•	Letters of credit commitments increased to $20.1 billion at March 31, 2018, up from $19.6 billion at December 31, 2017.

•	We remained in compliance with all of our regulatory capital requirements as of March 31, 2018.

Summary and Outlook

First Quarter 2018 Dividend

On April 24, 2018, the Bank’s Board of Directors increased the dividend declared per share on both sub-classes of capital stock. Based on the Bank’s preliminary financial results for the first quarter of 2018, the Board of Directors declared a dividend of 4.00% (annualized) for Class B1 activity capital stock (an increase of 50 basis points from the previous quarter) and a dividend of 1.60% (annualized) for Class B2 membership capital stock (an increase of 10 basis points from the previous quarter).

The Bank pays a higher dividend per share on Class B1 activity stock than on Class B2 membership stock to reward members who use the Bank’s advances and, thereby, support the financial health of the entire cooperative. The higher dividend members receive on Class B1 activity stock has the effect of lowering their cost of borrowing from the Bank.

Strong Member Activity Continues

During 2017, we reported strong growth in member activity and that activity continued in the first quarter of 2018. Advances outstanding with members were $50.8 billion and letters of credit were $20.1 billion at quarter-end. MPF Program activity continued to grow with $5.4 billion in MPF Loans outstanding on balance sheet at quarter-end.

Community Investment Programs in Full Swing

The first quarter of 2018 was a busy time for our Community Investment programs. The application period for Community First® Capacity-Building Grants was announced on March 6, Community First Disaster Relief Program funding for flood-hit communities in Wisconsin became available on March 12, the 2018 Downpayment Plus® (DPP®) Programs opened on March 12, and trainings for the 2018 competitive Affordable Housing Program have begun in anticipation of the round opening on May 7.

FHFA Issues Proposed Rule Amending the Affordable Housing Program Regulations

FHFA recently published proposed amendments to the AHP regulations. The amendments offer some benefits to the AHP program, but also pose some challenges that could impact the development and implementation of AHP funding. See Legislative and Regulatory Developments starting on page 52 for more details on the proposed amendments.

News from Our District

In April, Wisconsin Governor Scott Walker signed into law the 2017 Wisconsin Act 340, an omnibus banking act containing three provisions impacting the Bank. See Legislative and Regulatory Developments starting on page 52 for more details on this act.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies

For a detailed description of our Critical Accounting Policies and Estimates see page 38 in our 2017 Form 10-K.

Also see Note 2 - Summary of Significant Accounting Policies and Note 3 - Recently Issued but Not Yet Adopted Accounting Standards to the financial statements in this Form 10-Q for the impact of changes in accounting policies and recently issued accounting standards on our financial results subsequent to December 31, 2017.

Results of Operations

Net Interest Income

Net interest income is the difference between the amount we recognize into interest income on our interest earning assets and the amount we recognize into interest expense on our interest bearing liabilities. These amounts were determined in accordance with GAAP and were based on the underlying contractual interest rate terms of our interest earning assets and interest bearing liabilities as well as the following items:

•	Net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges;

•	Amortization of premiums;

•	Accretion of discounts;

•	OTTI security yield adjustments due to either subsequent increases or decreases in estimated cash flows;

•	Amortization of hedge adjustments;

•	Advance and investment prepayment fees; and

•	MPF credit enhancement fees.

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

•	Total Interest: Total interest includes the net interest income components, as discussed above, applicable to our interest earning assets and interest bearing liabilities.

•	Yield/Rate: Effective yields/rates are based on total interest and average balances as defined above. Yields/rates are calculated on an annualized basis.

•	Any changes due to the combined volume/rate variance have been allocated to volume.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variances

	March 31, 2018			March 31, 2017			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment securities	$18,438	$163	3.54%	$19,771	$166	3.36%	$(12)	$9	$(3)
Advances	52,814	214	1.62%	45,193	99	0.88%	31	84	115
MPF Loans held in portfolio	5,226	55	4.21%	4,956	54	4.36%	3	(2)	1
Federal funds sold and securities purchased under agreements to resell	11,968	44	1.47%	8,639	15	0.69%	12	17	29
Other	1,216	4	1.32%	1,329	3	0.90%	—	1	1
Interest income on interest bearing assets	89,662	480	2.14%	79,888	337	1.69%	53	90	143
Noninterest bearing assets	668			639
Total assets	90,330			80,527

Consolidated obligation discount notes	42,995	183	1.70%	37,121	96	1.03%	25	62	87
Consolidated obligation bonds	41,141	169	1.64%	37,679	125	1.33%	15	29	44
Other	850	4	1.88%	900	3	1.33%	—	1	1
Interest expense on interest bearing liabilities	84,986	356	1.68%	75,700	224	1.18%	37	95	132
Noninterest bearing liabilities	252			328
Total liabilities	85,238			76,028
Net yield on interest earning assets	$89,662	$124	0.55%	$79,888	$113	0.57%	$15	$(4)	$11

The following is an analysis of the preceding table and unless otherwise indicated, comparisons apply to the three month periods ending March 31, 2018 compared to March 31, 2017.

•
Interest income from investment securities declined as MBS/ABS matured or paid down and we did not make new investments in MBS/ABS under FHFA regulatory limits as discussed in Investments on page 10 in our 2017 Form 10-K. One of the limits is that our investment in MBS/ABS cannot exceed three times our total regulatory capital. We expect to resume making MBS and ABS investments sometime in 2018, subject to regulatory limitations.

•
Interest income from advances increased primarily due to a rise in interest rates, which resulted primarily from rate hikes by the Federal Reserve Bank during 2017. Interest income also increased to a lesser extent as a result of higher member demand for advances.

•	Interest income from MPF Loans held in portfolio was essentially unchanged from 2017.

•
Interest income from Federal Funds sold and securities purchased under agreements to resell increased both due to higher volumes outstanding and increases in interest rates by the Federal Reserve Bank. We increased the amounts of these liquid assets as demand for our advances and letters of credit increased.

•
Interest expense on both our shorter termed consolidated obligation discount notes and our longer termed consolidated obligation bonds increased primarily due to rising short and long term interest rates, and to a lesser extent, an increase in notes and bonds outstanding.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•	For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on the following page.

Noninterest Income

					Three months ended March 31,
					2018	2017
Derivatives and hedging activities					$(3)	$3
Instruments held under fair value option					(7)	(2)
MPF fees,	6	and	5	from other FHLBs	8	7
Other, net					2	2
Noninterest income					$—	$10

The following is an analysis of the above table and unless otherwise indicated, comparisons apply to the three month periods ending March 31, 2018 and March 31, 2017.

Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Derivatives and hedging activities, and instruments held under the fair value option were not significant to our statements of income over the periods presented. Instead, the majority of the effect from our derivatives and hedging activities is recorded in net interest income. The following table details the effect of all of these transactions on our statements of income.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended March 31, 2018
Recorded in net interest income	$(2)	$(18)	$(1)	$(35)	$(2)	$—	$(58)
Recorded in derivatives & hedging activities	14	1	(1)	1	(17)	(1)	(3)
Recorded on instruments held under fair value option	(9)	—	(4)	—	6	—	(7)
Total net effect gain (loss) of hedging activities	$3	$(17)	$(6)	$(34)	$(13)	$(1)	$(68)

Three months ended March 31, 2017
Recorded in net interest income	$(9)	$(24)	$(2)	$(45)	$12	$—	$(68)
Recorded in derivatives & hedging activities	2	—	(1)	1	1	—	3
Recorded in other, net	—	1	—	—	—	—	1
Recorded in instruments held under fair value option	—	—	—	—	(2)	—	(2)
Total net effect gain (loss) of hedging activities	$(7)	$(23)	$(3)	$(44)	$11	$—	$(66)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume based fee for us to provide services related to their on balance sheet MPF Loans. MPF fees also include income from off-balance sheet MPF Loan products and other related transaction fees. These fees offset a portion of the expenses we incur to administer the program. MPF fees have grown as off balance sheet MPF Loan volume increased during the periods presented.

Other, net

Other, net consists primarily of fee income we earn from member standby letters of credit products, as noted in Item 2. Selected Financial Data.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended March 31,
	2018	2017
Compensation and benefits	$24	$25
Operating expenses	15	15
Other	3	2
Noninterest expense	$42	$42

The following is an analysis of the preceding table and unless otherwise indicated, comparisons apply to the three month periods ending March 31, 2018 and March 31, 2017.

We had 461 employees as of March 31, 2018, compared to 452 as of March 31, 2017. Compensation and benefit expenses declined slightly due to a decline in anticipated pension expense recorded during the first quarter. However, we can not predict future return trends at this time and this reduction may not be sustained.

Other consists primarily of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs. In addition, Other includes MPF related non-operating expenses/gains on the sale of real estate owned.

Assessments

We record the Affordable Housing Program (AHP) assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program in our 2017 Form 10-K for further details.

Other Comprehensive Income (Loss)

	Three months ended March 31,		Balance remaining in AOCI as of
	2018	2017	March 31, 2018
Net unrealized gain (loss) available-for-sale securities	$(49)	$38	$358
Noncredit OTTI held-to-maturity securities	7	9	(136)
Net unrealized gain (loss) cash flow hedges	58	44	(89)
Postretirement plans	(2)	(2)	(7)
Other comprehensive income (loss)	$14	$89	$126

The following is an analysis of the above table and unless otherwise indicated, comparisons apply to the three month periods ending March 31, 2018 and March 31, 2017.

Net unrealized gain (loss) on available-for-sale securities

The net unrealized loss on our available for sale (AFS) portfolio for 2018 is attributable to the reversal of net unrealized gains from prior reporting periods. The net unrealized gains on our AFS securities reverse as these securities approach maturity. This is because we expect to receive par value at the maturity of these AFS securities. As of March 31, 2018, we had a net unrealized gain balance remaining in AOCI attributable to our AFS portfolio.

Noncredit OTTI on held-to-maturity securities

We recorded unrealized noncredit impairments on held-to-maturity securities during the last financial crisis. As the market has recovered and because we intend to hold these securities to maturity, we are recording accretion to the carrying amount of the

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

securities, reversing the remaining loss balance in AOCI. The annual accretion gains declined in 2018 and are expected to continue to decline as the securities near maturity.

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges during the periods presented resulted from an increase in shorter term interest rates as a result of actions by the Federal Reserve Bank.

We did not recognize any instrument-specific credit risk in our statements of comprehensive income as of March 31, 2018 due to our credit standing.

For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2018	December 31, 2017
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$16,426	$13,378
Investment securities	18,432	17,347
Advances	50,840	48,085
MPF Loans held in portfolio, net of allowance for credit losses	5,357	5,193
Other	336	352
Assets	91,391	84,355
Consolidated obligation discount notes	41,483	41,191
Consolidated obligation bonds	43,516	37,121
Other	1,329	1,191
Liabilities	86,328	79,503
Capital stock	1,579	1,443
Retained earnings	3,358	3,297
Accumulated other comprehensive income (loss)	126	112
Capital	5,063	4,852
Total liabilities and capital	$91,391	$84,355

The following is an analysis of the above table and comparisons apply to March 31, 2018 compared to December 31, 2017.

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

We increased the amounts of these liquid assets as demand for our advances and letters of credit increased.

Investment Securities

Investment securities increased as we purchased $2.6 billion in short term U.S. Government securities during the first quarter of 2018. This increase was partially offset by declines in MBS/ABS securities that matured or paid down and were not replaced, as noted in Results of Operations on page 40.

Advances

Advances increased to the highest outstanding quarter end balance in our history due to strong market demand for funding in our district. While advance demand is strong, it is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

We had a small net increase in our outstanding MPF Loans from prior year end, as our purchases of new loans offset maturities and paydowns experienced in our MPF Loan portfolio.

In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending March 31, 2018, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 48 in our 2017 Form 10-K for a detailed description of our liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.2 billion of total assets. As of March 31, 2018, our overnight liquidity was $24.0 billion or 26% of total assets, giving us an excess overnight liquidity of $20.8 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2018, we had excess liquidity of $49.6 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $16.9 billion as of March 31, 2018.

In addition to the liquidity measures discussed above, FHFA guidance requires us to maintain daily liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances. The second scenario assumes that we cannot access the capital markets for five days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members. These additional requirements are more stringent than the contingency liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. In addition, we fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see page 18 in the Risk Factors section of our 2017 Form 10-K. In July the FHFA proposed to rescind certain minimum regulatory liquidity requirements for the FHLBs as further discussed in Legislative and Regulatory Developments on page 14 in our 2017 Form 10-K.

We are sensitive to maintaining an appropriate liquidity and funding balance between our financial assets and liabilities, and we measure and monitor the risk of refunding such assets as liabilities mature (refunding risk). In measuring the level of assets requiring refunding, we take into account their contractual maturities, as further described in the notes to the financial statements. In addition, we make certain assumptions about their expected cash flows. These assumptions include: calls for assets with such features, projected prepayments and scheduled amortizations for our MPF Loans held in portfolio, MBS and ABS investments. The following table presents the unpaid principal balances of (1) MPF Loans held in portfolio, (2) AFS securities, and (3) HTM securities (including ABS and MBS investments), by expected principal cash flows. The table is illustrative of our assumptions about the expected rather than contractual cash flows of our assets, including prepayments made in advance of maturity.

	MPF Loans Held in Portfolio	Investment Securities
As of March 31, 2018		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$694	$2,553	$1,316
After one year through five years	2,051	7,475	1,943
After five years through ten years	1,351	1,371	435
After ten years	1,189	531	118
Total	$5,285	$11,930	$3,812

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 22 of the Risk Factors section in our 2017 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Funding

Conditions in Financial Markets

In March 2018, the Federal Open Market Committee (FOMC) raised the target range for the federal fund rate by 25 basis points to a range of 1.50 percent to 1.75 percent.  This is the sixth rate hike since the FOMC began to raise rates in December 2015.  The markets anticipate another 25 basis point increase in the target range for the federal fund rate in the second quarter of 2018.
We maintained ready access to funding during the first quarter of 2018.
Cash flows from operating activities

Three months ended March 31,	2018	2017
Net cash provided by (used in) operating activities	$135	$159

The decline in net cash provided by operating activities resulted primarily from a noncash adjustment related to derivatives and hedging activities.
Cash flows from investing activities with significant changes

Three months ended March 31,	2018	2017
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits)	$(3,050)	$(2,492)
Investment securities	(1,170)	2,028
Advances	(2,847)	2,726
Other	(165)	32
Net cash provided by (used in) investing activities	$(7,232)	$2,294

Our investing activities consist predominantly of liquid assets, securities held for investment, and advances. The decline in net cash provided by (used in) investing activities primarily resulted from the following:

•	The increase in liquid assets reflect our increased liquidity needs to meet the demands of our members.

•	Securities held for investment reflect the purchases made in our trading security portfolio in 2018. The rest of our investment security portfolio continued to paydown in 2018.

•	Advances reflect the increase in advances outstanding during 2018, as compared to the reduction in advances outstanding in 2017.

Cash flows from financing activities with significant changes

Three months ended March 31,	2018	2017
Consolidated obligation discount notes	$292	$(3,142)
Consolidated obligation bonds	6,524	750
Capital stock	136	(426)
Other	143	48
Net cash provided by (used in) financing activities	$7,095	$(2,770)

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from the net increases in our discount notes and bonds were primarily utilized to fund the net increases in our investing as noted above. The increase in net cash provided by (used in) financing activities primarily resulted from the following:

•
An increase in 2018 in the amount of our consolidated obligations used to fund the growth in our balance sheet, compared to 2017, when there was a net decrease in our consolidated obligations outstanding. In first quarter of 2018, we relied primarily on consolidated obligation bonds for our funding.

•	An increase in capital stock outstanding as members purchased capital stock to support their advance borrowings.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Capital Resources

Capital Rules

Under the Second Amended and Restated Capital Plan of the Federal Home Loan Bank of Chicago, effective October 1, 2015 (Capital Plan), our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 activity stock is available to support a member's activity stock requirement. Class B2 membership stock is available to support a member's membership stock requirement and any activity stock requirement.

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

The Board of Directors may periodically adjust members' activity stock requirement for certain new advances within a range of 2% and 6% of a member's outstanding advances. Our Board implemented this provision through the Reduced Capitalization Advance Program (RCAP) as further discussed below. Each member’s activity stock requirement remains at 4.5% for non-RCAP advances.

Our Capital Plan allows for an activity stock requirement for MPF Loans acquired for our portfolio within a range of 0% and 6%, which our Board has set at 0%. Should the Board decide to introduce this capital requirement, we intend to notify members sufficiently in advance of the change and apply that change only to future acquisitions.

The Board may periodically adjust members’ membership stock requirement within a range of 0.20% to 2% of a member’s mortgage assets. Each member’s membership stock requirement is the greater of either $10,000 or 0.40% of a member's mortgage assets. A member’s investment in membership stock is subject to a cap equal to the lesser of (1) a dollar cap set by the Board within a range of $10,000 and $75 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31. The cap on each member’s membership stock requirement is now $5 million, which is less than 9.9% of the Bank’s total capital stock outstanding at December 31, 2017, and is thus the operative cap during the remainder of 2018 unless the Board sets a new cap.

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

For details on our capital stock requirements under our Capital Plan during 2017, see Capital Resource on page 53 of our 2017 Form 10-K. Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

For details on our minimum regulatory capital requirements see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in this Form 10-Q, and Minimum Capital Requirements on page F-44 of our 2017 Form 10-K.

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the 4.5% requirement under our Capital Plan’s general provisions. As of March 31, 2018, and December 31, 2017, RCAP advances outstanding total $24.7 billion to 157 members and $24.7 billion to 158 members, respectively.

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

For details on the financial and capital thresholds relating to repurchases, see Repurchase of Excess Capital Stock on page 57 of our 2017 Form 10-K.
Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in other liabilities in our statements of condition.

	March 31, 2018	December 31, 2017	Change
Capital Stock	$1,579	$1,443	$136
MRCS	311	311	—
Regulatory capital stock	1,890	1,754	136
Retained earnings	3,358	3,297	61
Regulatory capital	$5,248	$5,051	$197

Capital stock	$1,579	$1,443	$136
Retained earnings	3,358	3,297	61
Accumulated other comprehensive income (loss)	126	112	14
GAAP capital	$5,063	$4,852	$211

Accumulated other comprehensive income (loss) in the above table consists of changes in market value of various balance sheet accounts where the change is not recorded in earnings but are instead recorded in equity capital as the income (loss) is not yet realized. For details on these changes please see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Although we have had no OTTI year to date in 2018, credit deterioration may negatively impact our remaining private label MBS portfolio.  We cannot predict if or when impairments will occur, or the impact these impairments may have on our retained earnings and capital position. See the Risk Factors section on page 16 of our 2017 Form 10-K.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations.

On April 24, 2018, our Board of Directors declared a 4.00% dividend (annualized) for Class B1 activity stock and a 1.60% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2018. This dividend, including dividends on mandatorily redeemable capital stock, totaled $16 million and is scheduled for payment on May 15, 2018.  The Class B2 capital stock dividend is intended to enhance the value of membership; the Class B1 capital stock dividend reduces the effective cost of borrowing from the Bank and rewards our members who support the entire cooperative by using our advance products.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information see Retained Earnings & Dividends on page 57 in our 2017 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement on page F-45 in our 2017 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Member Credit Risk Ratings on page 61 in our 2017 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $50.9 billion were advances (par value) and $20.1 billion were letters of credit at March 31, 2018, compared to $48.0 billion and $19.6 billion at December 31, 2017.

	March 31, 2018			December 31, 2017
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	485	$70,532	$120,774	495	$67,105	$116,810
4	6	487	565	7	498	577
5	11	107	229	11	120	234
Total	502	$71,126	$121,568	513	$67,723	$117,621

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

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for credit losses due to borrower default on contractual principal and interest, which would result from the depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, Recoverable CE Fees, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. For further details see Loss Structure for Credit Risk Sharing Products on page 9 of our 2017 Form 10-K, and Credit Risk Exposure and Setting Credit Enhancement Levels on page 63 of our 2017 Form 10-K.

Mortgage Repurchase Risk

For details on our mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached, see Mortgage Repurchase Risk on page 65 in our 2017 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Securities

We hold a variety of AA or better rated investment securities, mostly government backed or insured securities such as GSE debt and FFELP ABS, and we believe these investments are low risk. There were no material changes in the credit ratings of these securities since December 31, 2017. For further details see Investment Securities by Rating on page 67 in our 2017 Form 10-K. Except for private label MBS, we have never taken an impairment charge on our investment securities.

Our private label MBS are predominantly variable rate securities rated below investment grade (BBB). There were no material changes in overall credit quality since December 31, 2017, nor have we acquired any new private label MBS. We last had an other-than-temporary impairment (OTTI) loss on private label MBS in 2012. We currently have unrealized gains on these securities as their market values have improved from the impaired values and subsequent to 2012 we have begun recording accretion gains on these securities back into income. For further details see Note 5 - Investment Securities to the financial statements.

Unsecured Short-Term Investments

See Unsecured Short-Term Investments page 70 in our 2017 Form 10-K for further details on our unsecured short-term investments as well as policies and procedures to limit and monitor our unsecured credit risk exposure.

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

As of March 31, 2018	AA	A	BBB	Below BBB	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$775	$—	$—	$775
Fed Funds Sold	975	—	191	20	1,186
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	1,500	—	—	—	1,500
Canada	—	1,900	—	—	1,900
France	—	500	—	—	500
Japan	—	700	—	—	700
Netherlands	—	650	—	—	650
Norway	—	600	—	—	600
Sweden	1,625	700	—	—	2,325
Total unsecured credit exposure	$4,100	$5,825	$191	$20	$10,136

All $10.1 billion of the unsecured credit exposure shown in the above table were overnight investments.

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

	Net Derivative Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties
As of March 31, 2018
Non-member counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
BBB	$20	$(20)	$—	$—	[a]
Overcollateralized liability positions -
Bilateral derivatives -
A rated	(54)	55	—	1
BBB	(70)	70	—	—	[a]
Cleared derivatives	(9)	—	64	55
Non-member counterparties	(113)	105	64	56
Member institutions	1	—	—	1
Total	$(112)	$105	$64	$57

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

2017 Wisconsin Act 340. On April 16, 2018, Wisconsin Governor Scott Walker signed into law the 2017 Wisconsin Act 340 which includes three provisions we believe will benefit the Bank and our Wisconsin members.

•
The first provision clarifies in the Wisconsin public deposit statute that FHLB letters of credit are acceptable collateral substitutes for public unit deposits. This clarification may help our Wisconsin bank and credit union members more easily obtain low-cost local funding.

•
The second provision provides protections for the Bank under state insurance insolvency law by limiting the stay authority applicable to the Bank and removing the Bank from the voidable preference provisions. These protections will allow our Wisconsin insurance company members to receive improved securities collateral values when borrowing from us.

•
The third provision allows the Wisconsin Department of Financial Institutions to share their confidential exam reports of state-chartered banks, thrifts, and credit unions with the Bank. Federal law has long required federal banking regulators to share their exam reports with the FHLBs. This provision will help our Wisconsin-chartered depository members receive similar collateral values as federally-chartered institutions when borrowing from us.

FHFA Proposed Amendments to Affording Housing Program ("AHP") Regulations. On March 14, 2018, the FHFA published a proposed rule to amend the operating requirements of the FHLBs’ AHP.  The proposal is open for public comment through June 12, 2018.  If adopted as proposed, among other updates, the AHP rule would:

•	require an FHLB to create its own scoring criteria that are designed to satisfy new regulatory outcome requirements, replacing the existing regulatory scoring guidelines;

•	permit an FHLB to voluntarily increase its AHP homeownership set-aside funding program to 40% of annual available funds (up from the current rule’s 35% annual limit);

•	increase the per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

•	remove the retention agreement requirement for owner-occupied units;

•	further align AHP monitoring with certain federal government funding programs;

•	increase threshold requirements for certain project types, such as projects dedicated to homeless or special needs populations; and

•	authorize an FHLB using market research empirical data to create special targeted grant programs that would be a sub-set of the regular AHP competitive funding program.

The rule, as proposed, would represent a substantial overhaul of the existing regulation on the FHLBs’ AHP and fundamentally change the structure and methodology for awarding grants to affordable housing projects. The proposed rule would also increase AHP’s complexity and administrative burden.
The rule, as proposed, would require changes in the areas of operations, communications, and information systems of the FHLBs. It would also require increased Board and Affordable Housing Advisory Council action and increased communications and education with members and sponsors. We do not believe, the rule, if adopted substantially as proposed, would be material to our financial condition or results of operation, since, among other things, it would not increase the annual AHP funding requirement.  However, we expect there will be increased costs related to implementing the rule requirements and making related adjustments to our systems. In addition, if the rule is adopted as proposed, the Bank expects a possible change to the types of projects that may be funded on a go-forward basis in the Bank’s district, with a commensurate impact on AHP sponsors and their respective communities.

Office of the Comptroller of the Currency ("OCC"), Federal Reserve Board ("FRB"), Federal Deposit Insurance Corporation ("FDIC"), Farm Credit Administration and FHFA Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On February 21, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and the FHFA published a proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (“Swap Margin Rules”) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final qualified financial contract (“QFC”) rules. It also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The QFC rules previously published by the OCC, FRB, and FDIC require their respective regulated entities to amend covered QFCs to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).

Comments on the proposed rule were due by April 23, 2018. We continue to evaluate the proposed rule, but do not expect this rule, if adopted substantially as proposed, to materially affect our financial condition or results of operations.

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

	March 31, 2018		December 31, 2017
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$156	$(370)	$202	$(370)
-100 bp	56	(155)	66	(155)
-50 bp	31	(60)	31	(60)
-25 bp	17	(30)	16	(30)
+25 bp	(18)	(30)	(17)	(30)
+50 bp	(38)	(60)	(37)	(60)
+100 bp	(79)	(155)	(83)	(155)
+200 bp	(178)	(370)	(195)	(370)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of March 31, 2018	$(1)	$(2)	$(2)	(12)	$1
As of December 31, 2017	(1)	(2)	(2)	(13)	1

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

As of March 31, 2018, our sensitivity to changes in implied volatility was $(2) million. At December 31, 2017, our sensitivity to changes in implied volatility was $(2) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity
Scenario as of	Down 200 bps	Base	Up 200 bps
March 31, 2018	2.1	1.2	1.8
December 31, 2017	2.9	1.2	2.2

As of March 31, 2018, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $358 million, and our market value of equity to book value of equity ratio was 107%, compared to $371 million and 107% at December 31, 2017. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 81 of our 2017 Form 10-K.

Federal Home Loan Bank of Chicago

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of the litigation relating to private label MBS bonds purchased by the Bank, see Item 3. Legal Proceedings on page 30 of our 2017 Form 10-K.
The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 16 in our 2017 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

Federal Home Loan Bank of Chicago

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

CFTC: Commodity Futures Trading Commission

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

Federal Home Loan Bank of Chicago

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		Name:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	May 8, 2018	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 8, 2018	(Principal Financial Officer and Principal Accounting Officer)

S-1