Form 10-Q
period 2018-06-30
Federal Home Loan Bank of Chicago
filed 2018-08-07
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR
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

As of June 30, 2018, including mandatorily redeemable capital stock, registrant had 21,184,919 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

										June 30, 2018	December 31, 2017
Assets
Cash and due from banks										$29	$42
Interest bearing deposits										775	775
Federal Funds sold										10,170	7,561
Securities purchased under agreements to resell										7,000	5,000
Investment securities -
Trading,	74	and	67	pledged						2,602	233
Available-for-sale										11,768	12,957
Held-to-maturity,			4,050	and	4,538		fair value			3,733	4,157
Investment securities										18,103	17,347
Advances,		859	and	776	carried at fair value					54,468	48,085
MPF Loans held in portfolio, net of						(1)	and	(2)	allowance for credit losses	5,779	5,193
Derivative assets										5	3
Other assets,			111	and	118	carried at fair value				402	349
Assets										$96,731	$84,355

Liabilities
Deposits -
Noninterest bearing										$53	$51
Interest bearing,			18	and	32	from other FHLBs				537	473
Deposits										590	524
Consolidated obligations, net -
Discount notes,		0		and	749		carried at fair value			43,007	41,191
Bonds,	4,067		and	5,260	carried at fair value					46,854	37,121
Consolidated obligations, net										89,861	78,312
Derivative liabilities										19	20
Affordable Housing Program assessment payable										87	88
Mandatorily redeemable capital stock										314	311
Other liabilities										505	248
Liabilities										91,376	79,503
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,				15	and	12	million shares issued and outstanding			1,498	1,241
Class B2 membership stock,					3	and	2	million shares issued and outstanding		307	202
Capital stock - putable,				$100		and	$100	par value per share		1,805	1,443
Retained earnings - unrestricted										2,944	2,845
Retained earnings - restricted										484	452
Retained earnings										3,428	3,297
Accumulated other comprehensive income (loss) (AOCI)										122	112
Capital										5,355	4,852
Liabilities and capital										$96,731	$84,355

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

Three months ended June 30,	Six months ended June 30,
2018	2017	2018	2017
Interest income	$577	$373	$1,057	$710
Interest expense	445	256	801	480
Net interest income	132	117	256	230
Provision for (reversal of) credit losses	—	1	—	1
Net interest income after provision for (reversal of) credit losses	132	116	256	229

Noninterest income -
Derivatives and hedging activities	3	3	—	6
Instruments held under fair value option	(10)	4	(17)	2
MPF fees,	6	,	5	,	12	and	10	from other FHLBs	7	7	15	13
Other, net	9	2	11	5
Noninterest income	9	16	9	26

Noninterest expense -
Compensation and benefits	28	26	52	51
Operating expenses	17	15	32	30
Other	1	3	4	5
Noninterest expense	46	44	88	86

Income before assessments	95	88	177	169

Affordable Housing Program	10	9	18	17

Net income	$85	$79	$159	$152

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income	$85	$79	$159	$152

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale securities	(43)	(19)	(92)	19
Noncredit OTTI held-to-maturity securities	8	8	15	17
Net unrealized gain (loss) cash flow hedges	32	25	90	69
Postretirement plans	(1)	—	(3)	(2)
Other comprehensive income (loss)	(4)	14	10	103

Comprehensive income	$81	$93	$169	$255

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Total Capital Stock		Retained Earnings				Total
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI
December 31, 2017	12	$1,241	2	$202	14	$1,443	$2,845	$452	$3,297	$112	$4,852
Comprehensive income							127	32	159	10	169
Proceeds from issuance of capital stock	17	1,698	—	11	17	1,709					1,709
Repurchases of capital stock	—	—	(13)	(1,345)	(13)	(1,345)					(1,345)
Capital stock reclassified to mandatorily redeemable capital stock liability	—	(1)	—	(1)	—	(2)					(2)
Transfers between classes of capital stock	(14)	(1,440)	14	1,440
Cash dividends - class B1							(27)		(27)		(27)
Class B1 annualized rate											3.75%
Cash dividends - class B2							(1)		(1)		(1)
Class B2 annualized rate											1.55%
Total change in period	3	257	1	105	4	362	99	32	131	10	503
June 30, 2018	15	$1,498	3	$307	18	$1,805	$2,944	$484	$3,428	$122	$5,355

December 31, 2016	12	$1,160	6	$551	18	$1,711	$2,631	$389	$3,020	$(36)	$4,695
Comprehensive income							122	30	152	103	255
Proceeds from issuance of capital stock	13	1,452	—	10	13	1,462					1,462
Repurchases of capital stock	—	(34)	(16)	(1,607)	(16)	(1,641)					(1,641)
Capital stock reclassified to mandatorily redeemable capital stock liability	—	(3)	—	(3)	—	(6)					(6)
Transfers between classes of capital stock	(13)	(1,339)	13	1,339
Cash dividends - class B1							(17)		(17)		(17)
Class B1 annualized rate											3.08%
Cash dividends - class B2							(2)		(2)		(2)
Class B2 annualized rate											0.95%
Total change in period	—	76	(3)	(261)	(3)	(185)	103	30	133	103	51
June 30, 2017	12	$1,236	3	$290	15	$1,526	$2,734	$419	$3,153	$67	$4,746

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Six months ended June 30,	2018		2017
Operating	Net cash provided by (used in) operating activities	$235		$225
Investing	Net change interest bearing deposits	—		(100)
	Net change Federal Funds sold	(2,609)		(3,608)
	Net change securities purchased under agreements to resell	(2,000)		50
	Trading securities -
	Sales	200		801
	Proceeds from maturities and paydowns	4		2
	Purchases	(2,559)		—
	Available-for-sale securities -
	Proceeds from maturities and paydowns	1,420		828
	Purchases	(129)		—
	Held-to-maturity securities -
	Short-term held-to-maturity securities, net	65	[a]	90	[a]
	Proceeds from maturities and paydowns	389		553
	Purchases	(15)		(17)
	Advances -
	Principal collected	674,825		359,395
	Issued	(681,320)		(361,153)
	MPF Loans held in portfolio -
	Principal collected	396		511
	Purchases	(988)		(513)
	Other investing activities	8		14
	Net cash provided by (used in) investing activities	(12,313)		(3,147)
Financing	Net change deposits	66		62
	Discount notes -
	Net proceeds from issuance	1,011,104		725,466
	Payments for maturing and retiring	(1,009,303)		(723,480)
	Consolidated obligation bonds -
	Net proceeds from issuance	23,685		10,579
	Payments for maturing and retiring	(13,812)		(9,670)
	Capital stock -
	Proceeds from issuance	1,709		1,462
	Repurchases	(1,345)		(1,641)
	Cash dividends paid	(28)		(19)
	Other financing activities	(11)		(20)
	Net cash provided by (used in) financing activities	12,065		2,739
	Net increase (decrease) in cash and due from banks	(13)		(183)
	Cash and due from banks at beginning of period	42		351
	Cash and due from banks at end of period	$29		$168

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
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)

In August of 2017, the FASB issued targeted improvements to existing derivatives and hedging guidance. We will adopt this guidance as of January 1, 2019. We are in the process of determining the expected effect of this guidance on our financial condition, results of operations, and cash flows. Outlined below are the significant changes to existing GAAP guidance that may have an effect on us.

Newly Permitted Hedging Strategies:

•	Permits us to enter into a cash flow hedge of the variability in cash flows in a financial instrument that has a contractually specified interest rate.

•	Permits us to hedge the benchmark risk component of cash flows in a fair value hedge.

•	Permits us to enter into a partial-term fair value hedge of the hedged item.

•	Permits us to enter into last-of-layer fair value hedges.

Assessment of Hedge Effectiveness:

•	Permits qualitative assessment of hedge effectiveness.

•	Enables applying the long-haul method of assessing hedge effectiveness in cases where the shortcut method was initially applied but subsequently is not or no longer is appropriate.

Financial Statement Presentation:

•	Requires the entire change in fair value of the hedging instrument in a cash flow hedge to be recorded and deferred in AOCI until reclassification to our statements of income would be required.

•	Requires hedge ineffectiveness to be presented in either interest income or interest expense, whichever is appropriate rather than in derivatives and hedging activities in our statements of income.

•	The presentation and disclosure guidance will be prospectively adopted.

Transition:

•	Prior reporting periods are not restated.

•
Requires recognition of cumulative effect adjustment to AOCI with a corresponding adjustment to the opening balance of retained earnings related to ineffectiveness recognized in prior reporting periods attributable to open cash flow hedges as of January 1, 2019.

•
Permits us to modify the risk hedged under the existing fair value hedges of interest rate risk with the risk under newly permitted hedging strategies as of January 1, 2019. Such an election will require an adjustment to the opening balance of retained earnings.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Measurement of Credit Losses on Financial Instruments (ASU 2016-13)

In June of 2016, the FASB amended existing GAAP guidance applicable to measuring credit losses on financial instruments. This guidance takes effect January 1, 2020. We are in the process of reviewing the expected effect of this guidance on our financial condition, results of operations, and cash flows. Specifically, the amendment replaces the “incurred loss” impairment methodology applied under current GAAP with a “currently expected credit losses” or CECL methodology. The measurement of CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial instrument’s reported amount. Upon adoption, any difference between our existing and CECL allowance for credit losses will be recognized as a cumulative-effect adjustment to the opening balance of our retained earnings as of January 1, 2020.

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

Leases (ASU 2016-02)

In February of 2016, the FASB issued lease accounting guidance that becomes effective January 1, 2019. Upon adoption, we are required to apply the guidance to the beginning of our earliest statement of condition presented or December 31, 2018. The guidance requires us to recognize and measure our operating leases and right-to-use assets, if any, with terms that exceed 12 months in our statements of condition. Expenses attributable to our leases will continue to be included in noninterest expense - operating expenses in our statements of income. We do not expect the new guidance to have a significant effect on our financial condition, results of operations, and cash flows since our existing off-balance sheet operating leases are not material.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income -

Trading	$9	$1	$15	$2

Available-for-sale interest income	107	107	211	215
Available-for-sale prepayment fees	13	7	20	11
Available-for-sale	120	114	231	226

Held-to-maturity	43	48	89	101

Investment securities	172	163	335	329

Advances	285	130	499	229

MPF Loans held in portfolio	60	53	115	107
Federal funds sold and securities purchased under agreements to resell	54	25	98	40
Other	6	2	10	5

Interest income	577	373	1,057	710

Interest expense -

Consolidated obligations -
Discount notes	205	119	388	215
Bonds	233	133	402	258

Other	7	4	11	7

Interest expense	445	256	801	480

Net interest income	132	117	$256	$230
Provision for (reversal of) credit losses	—	1	—	1
Net interest income after provision for (reversal of) credit losses	$132	$116	$256	$229

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

•
U.S. Government & other government related may consist of the sovereign debt of the United States; debt issued by government sponsored enterprises (GSE); debt issued by the Tennessee Valley Authority; and securities guaranteed by the Small Business Administration.

•	Federal Family Education Loan Program - asset-backed securities (FFELP ABS).

•	GSE residential mortgage-backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government guaranteed MBS.

•	Private label residential MBS.

•	State or local housing agency obligations.

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

As of	June 30, 2018	December 31, 2017
U.S. Government & other government related	$2,574	$202
Residential MBS
GSE	27	30
Government guaranteed	1	1
Trading securities	$2,602	$233

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of June 30, 2018
U.S. Government & other government related	$229	$9	$—	$238
State or local housing agency	18	—	—	18
FFELP ABS	3,788	230	—	4,018
Residential MBS
GSE	6,556	53	(3)	6,606
Government guaranteed	824	17	—	841
Private label	38	9	—	47
Available-for-sale securities	$11,453	$318	$(3)	$11,768

As of December 31, 2017
U.S. Government & other government related	$256	$15	$—	$271
State or local housing agency	21	—	—	21
FFELP ABS	3,987	234	(7)	4,214
Residential MBS
GSE	7,275	132	(1)	7,406
Government guaranteed	971	24	—	995
Private label	40	10	—	50
Available-for-sale securities	$12,550	$415	$(8)	$12,957

We had no gains or losses, or sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of June 30, 2018
U.S. Government & other government related	$1,406	$—	$1,406	$15	$(2)	$1,419
State or local housing agency	8	—	8	—	—	8
Residential MBS
GSE	1,385	—	1,385	36	—	1,421
Government guaranteed	479	—	479	3	—	482
Private label	583	(128)	455	265	—	720
Held-to-maturity securities	$3,861	$(128)	$3,733	$319	$(2)	$4,050

As of December 31, 2017
U.S. Government & other government related	$1,531	$—	$1,531	$29	$(1)	$1,559
State or local housing agency	9	—	9	—	—	9
Residential MBS
GSE	1,513	—	1,513	62	—	1,575
Government guaranteed	585	—	585	6	—	591
Private label	662	(143)	519	285	—	804
Held-to-maturity securities	$4,300	$(143)	$4,157	$382	$(1)	$4,538

We had no gains or losses from the sales of HTM securities for the periods presented.

Contractual Maturity Terms

The maturity of our AFS and HTM investments is detailed in the following table.

	Available-for-Sale		Held-to-Maturity
As of June 30, 2018	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$21	$21	$610	$609
Due after one year through five years	2	2	157	159
Due after five years through ten years	51	52	127	127
Due after ten years	173	181	520	532
ABS and MBS without a single maturity date	11,206	11,512	2,319	2,623
Total securities	$11,453	$11,768	$3,733	$4,050

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-Sale Securities
As of June 30, 2018
U.S. Government & other government related	$3	$—	$—	$—	$3	$—
State or local housing agency	9	—	—	—	9	—
FFELP ABS	—	—	615	—	615	—
Residential MBS
GSE	266	(1)	798	(2)	1,064	(3)
Private label	—	—	6	—	6	—
Available-for-sale securities	$278	$(1)	$1,419	$(2)	$1,697	$(3)
As of December 31, 2017
U.S. Government & other government related	$3	$—	$—	$—	$3	$—
State or local housing agency	4	—	—	—	4	—
FFELP ABS	—	—	644	(7)	644	(7)
Residential MBS
GSE	51	—	801	(1)	852	(1)
Private label	—	—	7	—	7	—
Available-for-sale securities	$58	$—	$1,452	$(8)	$1,510	$(8)

Held-to-Maturity Securities
As of June 30, 2018
U.S. Government & other government related	$101	$—	$23	$(2)	$124	$(2)
State or local housing agency	2	—	—	—	2	—
Residential MBS
Government-guaranteed	179	—	—	—	179	—
Private label	—	—	686	(128)	686	(128)
Held-to-maturity securities	$282	$—	$709	$(130)	$991	$(130)
As of December 31, 2017
U.S. Government & other government related	$594	$—	$24	$(1)	$618	$(1)
State or local housing agency	2	—	—	—	2	—
Residential MBS
GSE	—	—	2	—	2	—
Private label	—	—	769	(143)	769	(143)
Held-to-maturity securities	$596	$—	$795	$(144)	$1,391	$(144)

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

As of June 30, 2018, we had a base case short-term housing price forecast for all markets with projected changes ranging from -8.0% to +13.0% over the twelve month period beginning April 1, 2018. For the vast majority of markets, the short-term forecast has changes ranging from +2.0% to +7.0%.

The following table presents the changes in the cumulative amount of previously recorded OTTI credit losses on investment securities recognized into earnings for the reporting periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning Balance	$468	$508	$477	$520
Reductions:
Increases in cash flows expected to be collected and recognized into interest income	(9)	(9)	(18)	(21)
Ending Balance	$459	$499	$459	$499

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

As of June 30, 2018	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$23,376	1.98%
One to two years	3,002	2.08%
Two to three years	1,895	2.13%
Three to four years	2,108	2.08%
Four to five years	5,481	2.31%
More than five years	18,653	2.11%
Par value	$54,515	2.07%

We have no allowance for credit losses on our advances. See Note 8 - Allowance for Credit Losses to the financial statements for further information related to our credit risk on advances.

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	June 30, 2018	December 31, 2017
Par value	$54,515	$48,020
Fair value hedging adjustments	(31)	69
Other adjustments	(16)	(4)
Advances	$54,468	$48,085

The following advance borrowers exceeded 10% of our advances outstanding:

As of June 30, 2018	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	20.2%
The Northern Trust Company	7,600		13.9%
BMO Harris Bank, NA	6,975		12.8%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	June 30, 2018	December 31, 2017
Medium term (15 years or less)	$307	$285
Long term (greater than 15 years)	5,391	4,835
Unpaid principal balance	5,698	5,120
Net premiums, credit enhancement and deferred loan fees	69	55
Fair value hedging adjustments	13	20
MPF Loans held in portfolio, before allowance for credit losses	5,780	5,195
Allowance for credit losses on MPF Loans	(1)	(2)
MPF Loans held in portfolio, net	$5,779	$5,193

Conventional mortgage loans	$4,748	$4,133
Government Loans	950	987
Unpaid principal balance	$5,698	$5,120

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

As of	June 30, 2018	December 31, 2017
Recorded investment -
Individually evaluated for impairment	$40	$49
Collectively evaluated for impairment	4,800	4,167
Recorded investment	$4,840	$4,216

Allowance for credit losses -
Collectively evaluated for impairment	$1	$2

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

	June 30, 2018			December 31, 2017
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$63	$40	$103	$74	$48	$122
Past due 60-89 days	13	12	25	21	16	37
Past due 90 days or more	39	19	58	48	21	69
Past due	115	71	186	143	85	228
Current	4,725	899	5,624	4,073	921	4,994
Recorded investment	$4,840	$970	$5,810	$4,216	$1,006	$5,222
In process of foreclosure	$17	$6	$23	$21	$7	$28
Serious delinquency rate	0.83%	1.94%	1.01%	1.16%	2.11%	1.34%
Past due 90 days or more and still accruing interest	$6	$19	$25	$8	$21	$29
Impaired loans without an allowance for credit losses and on nonaccrual status	40	—	40	49	—	49
Unpaid principal balance of impaired loans without an allowance for credit losses	43	—	43	53	—	53

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We only held overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of June 30, 2018, and December 31, 2017. We did not have any longer term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight securities purchased under agreements to resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

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

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would not have been material at June 30, 2018.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in this Form 10-Q and our 2017 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $74 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at June 30, 2018. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at June 30, 2018.

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

	June 30, 2018			December 31, 2017
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$29,848	$43	$347	$26,655	$25	$367
Derivatives not in hedge accounting relationships-
Interest rate contracts	23,674	102	77	20,506	199	122
Other	987	1	1	810	1	1
Derivatives not in hedge accounting relationships	24,661	103	78	21,316	200	123
Gross derivative amount before netting adjustments and cash collateral	$54,509	146	425	$47,971	225	490
Netting adjustments and cash collateral		(141)	(406)		(222)	(470)
Derivatives on statements of condition		$5	$19		$3	$20
Cash collateral received on derivative assets		$25			$35
Cash collateral posted on derivative liabilities			$290			$284

The following table presents the noninterest income on derivatives and hedging activities as presented in the statements of income. The amounts attributable to fair value and cash flow hedges represent hedge ineffectiveness.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2018	2017	2018	2017
Fair value hedges - interest rate contracts	$(2)	$(2)	$—	$—
Cash flow hedges - interest rate contracts	—	—	1	1
Economic hedges -
Interest rate contracts	6	1	(1)	1
Other	(2)	3	(1)	3
Economic hedges	4	4	(2)	4
Variation margin on daily settled cleared derivatives	1	1	1	1
Noninterest income on derivatives and hedging activities	$3	$3	$—	$6

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents details regarding the offsetting of our derivative assets and liabilities on our statements of condition.

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of June 30, 2018
Derivatives with legal right of offset -
Gross recognized amount	$135	$10	$145	$405	$19	$424
Netting adjustments and cash collateral	(131)	(10)	(141)	(396)	(10)	(406)
Derivatives with legal right of offset - net	4	—	4	9	9	18
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	5	—	5	10	9	19
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	9	9
Net amount	$5	$—	$5	$10	$—	$10

As of December 31, 2017
Derivatives with legal right of offset -
Gross recognized amount	$216	$8	$224	$476	$13	$489
Netting adjustments and cash collateral	(214)	(8)	(222)	(463)	(7)	(470)
Derivatives with legal right of offset - net	2	—	2	13	6	19
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	3	—	3	14	6	20
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	(1)	(1)	—	6	6
Net amount	$3	$1	$4	$14	$—	$14

At June 30, 2018, we had $64 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative position. We had $60 million of comparable exposure at December 31, 2017.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no gain (loss) for hedges that no longer qualified as a fair value hedge. Additionally, the table indicates where fair value hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed fair value hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	Gain (Loss) on Hedging Instrument	Gain (Loss) on Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
Three months ended June 30, 2018
Available-for-sale securities	$12	$(14)	$(2)	$(12)
Advances	23	(19)	4	5
MPF Loans held for portfolio	—	—	—	(1)
Consolidated obligation bonds	(25)	21	(4)	(14)
Total	$10	$(12)	$(2)	$(22)
Three months ended June 30, 2017
Available-for-sale securities	$10	$(12)	$(2)	$(25)
Advances	(27)	28	1	(8)
MPF Loans held for portfolio	—	—	—	(1)
Consolidated obligation bonds	50	(51)	(1)	9
Total	$33	$(35)	$(2)	$(25)
Six months ended June 30, 2018
Available-for-sale securities	$49	$(51)	$(2)	$(30)
Advances	107	(101)	6	3
MPF Loans held for portfolio	—	—	—	(2)
Consolidated obligation bonds	(149)	145	(4)	(16)
Total	$7	$(7)	$—	$(45)
Six months ended June 30, 2017
Available-for-sale securities	$35	$(38)	$(3)	$(49)
Advances	(15)	18	3	(19)
MPF Loans held for portfolio	—	—	—	(3)
Consolidated obligation bonds	59	(59)	—	22
Total	$79	$(79)	$—	$(49)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate, London Interbank Offering Rate ("LIBOR"). As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in LIBOR. The maximum length of time over which we are hedging this exposure is 2 years. We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were not material as of June 30, 2018.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed cash flow hedging adjustments, which are reclassified from AOCI into the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	Ineffectiveness Recorded in Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
Three months ended June 30, 2018
Advances	$—	$—	$1
Discount notes	—	29	(29)
Bonds	—	—	(1)
Total	$—	$29	$(29)

Three months ended June 30, 2017
Advances	$—	$—	$4
Discount notes	—	27	(43)
Bonds	—	—	(1)
Total	$—	$27	$(40)

Six months ended June 30, 2018
Advances	$—	$—	$1
Discount notes	$1	$88	$(64)
Bonds	—	—	(1)
Total	$1	$88	$(64)

Six months ended June 30, 2017
Advances	$—	$—	$6
Discount notes	1	73	(88)
Bonds	—	—	(2)
Total	$1	$73	$(84)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2018	December 31, 2017
Carrying Amount	$43,007	$41,191
Weighted Average Interest Rate	1.79%	1.23%

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of June 30, 2018	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$26,347	1.75%	$37,758
One to two years	6,112	1.75%	5,388
Two to three years	4,230	2.03%	2,247
Three to four years	3,464	1.84%	450
Four to five years	3,155	2.77%	992
Thereafter	3,912	2.89%	385
Total par value	$47,220	1.94%	$47,220

The following table presents consolidated obligation bonds outstanding by call feature:

As of	June 30, 2018	December 31, 2017
Noncallable	$33,963	$23,644
Callable	13,257	13,703
Par value	47,220	37,347
Fair value hedging adjustments	(354)	(214)
Other adjustments	(12)	(12)
Consolidated obligation bonds	$46,854	$37,121

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2018, and December 31, 2017. See Note 17 - Commitments and Contingencies in our 2017 Form 10-K for further details.

	June 30, 2018			December 31, 2017
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$646,112	$413,747	$1,059,859	$642,211	$392,049	$1,034,260
FHLB Chicago as primary obligor	47,220	43,055	90,275	37,347	41,235	78,582
As a percent of the FHLB System	7%	10%	9%	6%	11%	8%

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 – Capital and Mandatorily Redeemable Capital Stock (MRCS)

Under our Capital Plan our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 activity stock is available to support a member's activity stock requirement. Class B2 membership stock is available to support a member's membership stock requirement and any activity stock requirement. See Note 13 – Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2017 Form 10-K for further information on our capital stock and MRCS.

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements on page F-44 of our 2017 Form 10-K. We complied with our minimum regulatory capital requirements as shown below.

	June 30, 2018		December 31, 2017
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,195	$5,547	$1,075	$5,051
Total regulatory capital	$3,869	$5,547	$3,374	$5,051
Total regulatory capital ratio	4.00%	5.73%	4.00%	5.99%
Leverage capital	$4,837	$8,320	$4,218	$7,577
Leverage capital ratio	5.00%	8.60%	5.00%	8.98%

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS):

As of June 30, 2018	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Harris Bank, NA	$314		14.8%	$—
One Mortgage Partners Corp.	245	[a]	11.6%	245
The Northern Trust Company	227		10.7%	—

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	AOCI
Three months ended June 30, 2018
Beginning balance	$358	$(136)	$(89)	$(7)	$126
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(43)	8	29	(1)	(7)
Amounts reclassified in period to statements of income:
Net interest income	—	—	3		3
Ending balance	$315	$(128)	$(57)	$(8)	$122
Three months ended June 30, 2017
Beginning balance	$497	$(168)	$(268)	$(8)	$53
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(19)	8	27	—	16
Amounts reclassified in period to statements of income:
Net interest income	—	—	(2)		(2)
Ending balance	$478	$(160)	$(243)	$(8)	$67

Six months ended June 30, 2018
Beginning balance	$407	$(143)	$(147)	$(5)	$112
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(92)	15	88	(3)	8
Amounts reclassified in period to statements of income:
Net interest income	—	—	3		3
Non-interest gain (loss)	—	—	(1)		(1)
Ending balance	$315	$(128)	$(57)	$(8)	$122
Six months ended June 30, 2017
Beginning balance	$459	$(177)	$(312)	$(6)	$(36)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	19	17	73	(2)	107
Amounts reclassified in period to statements of income:
Net interest income	—	—	(3)		(3)
Non-interest gain (loss)	—	—	(1)		(1)
Ending balance	$478	$(160)	$(243)	$(8)	$67

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 - Fair Value

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the statements of condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We measure instrument-specific credit risk attributable to our consolidated obligations based on our nonperformance risk, which includes the credit risk associated with the joint and several liability of other FHLBs. As a result, we did not recognize any instrument-specific credit risk attributable to our consolidated obligations that are carried at fair value. See Note 2 - Summary of Significant Accounting Policies in our 2017 Form 10-K for our fair value policies and Note 16 - Fair Value in our 2017 Form 10-K for our valuation techniques and significant inputs. The netting adjustment amount includes cash collateral (either received or paid by us) and related accrued interest in cases where we have a legal right, by contract (e.g., master netting agreement) or otherwise, to offset cash flow obligations between us and our counterparty into a single net payable or receivable. See Note 9 - Derivatives and Hedging Activities.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
June 30, 2018
Carried at amortized cost
Cash and due from banks	$29	$29	$29	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	17,170	17,170	—	17,170	—
Held-to-maturity securities	3,733	4,050	—	3,330	720
Advances	53,609	53,655	—	53,655	—
MPF Loans held in portfolio, net	5,773	5,787	—	5,777	10
Other assets	163	163	—	163	—
Carried at fair value on a recurring basis
Trading securities	2,602	2,602	—	2,602	—
Government related non-MBS, ABS, and MBS	11,721	11,721	—	11,721	—
Private label residential MBS	47	47	—	—	47
Available-for-sale securities	11,768	11,768	—	11,721	47
Advances - fair value option election	859	859	—	859	—
Derivative assets	5	5	—	146	—	$(141)
Other assets - fair value option election	111	111	—	111	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	6	6	—	—	6
Other assets	2	2	—	—	2
Total financial assets	96,605	$96,982	$804	$95,534	$785	$(141)
Other non financial assets	126
Total assets	$96,731
Carried at amortized cost
Deposits	$(590)	$(590)	$—	$(590)	$—
Consolidated obligation discount notes	(43,007)	(43,004)	—	(43,004)	—
Consolidated obligation bonds	(42,787)	(42,809)	—	(42,809)	—
Mandatorily redeemable capital stock	(314)	(314)	(314)	—	—
Other liabilities	(123)	(123)	—	(123)	—
Carried at fair value on a recurring basis
Consolidated obligation bonds - fair value option	(4,067)	(4,067)	—	(4,067)	—
Derivative liabilities	(19)	(19)	—	(425)	—	$406
Total financial liabilities	(90,907)	$(90,926)	$(314)	$(91,018)	$—	$406
Other non financial liabilities	(469)
Total liabilities	$(91,376)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
December 31, 2017
Carried at amortized cost
Cash and due from banks	$42	$42	$42	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	12,561	12,561	—	12,561	—
Held-to-maturity securities	4,157	4,538	—	3,734	804
Advances	47,309	47,336	—	47,336	—
MPF Loans held in portfolio, net	5,186	5,306	—	5,295	11
Other assets	119	119	—	119	—
Carried at fair value on a recurring basis
Trading securities	233	233	—	233	—
Government related non-MBS, ABS, and MBS	12,907	12,907	—	12,907	—
Private label residential MBS	50	50	—	—	50
Available-for-sale securities	12,957	12,957	—	12,907	50
Advances - fair value option election	776	776	—	776	—
Derivative assets	3	3	—	225	—	$(222)
Other assets - fair value option election	118	118	—	118	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7	—	—	7
Other assets	3	3	—	—	3
Total financial assets	84,246	$84,774	$817	$83,304	$875	$(222)
Other non financial assets	109
Total assets	$84,355
Carried at amortized cost
Deposits	(524)	(524)	—	(524)	—
Consolidated obligation discount notes	(40,442)	(40,437)	—	(40,437)	—
Consolidated obligation bonds	(31,861)	(32,011)	—	(32,011)	—
Mandatorily redeemable capital stock	(311)	(311)	(311)	—	—
Other liabilities	(94)	(94)	—	(94)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(749)	(749)	—	(749)	—
Consolidated obligation bonds - fair value option	(5,260)	(5,260)	—	(5,260)	—
Derivative liabilities	(20)	(20)	—	(490)	—	470
Total financial liabilities	(79,261)	$(79,406)	$(311)	$(79,565)	$—	$470
Other non financial liabilities	(242)
Total liabilities	$(79,503)

We had no transfers between levels for the periods shown.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Advances	$(1)	$3	$(10)	$3
Consolidated obligation bonds	(7)	1	(2)	—
Other assets	(2)	—	(5)	(1)
Noninterest income - Instruments held under fair value option	$(10)	$4	$(17)	$2

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	June 30, 2018		December 31, 2017
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$879	$4,076	$786	$5,270
Fair value over (under) UPB	(20)	(9)	(10)	(10)
Fair value	$859	$4,067	$776	$5,260

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	June 30, 2018				December 31, 2017
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$35	$—		$35	$—	$—		$—
Member standby letters of credit	16,568	5,019	[a]	21,587	15,703	3,869	[a]	19,572
Housing authority standby bond purchase agreements	73	238		311	—	337		337
Advance commitments	523	3		526	151	—		151
MPF delivery commitments	524	—		524	371	—		371
Other	4	—		4	14	—		14
Commitments	$17,727	$5,260		$22,987	$16,239	$4,206		$20,445

[a]	Contains $1.0 billion and $750 million of member standby letters of credit at June 30, 2018, and December 31, 2017, which were renewable annually.

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

Members

The following table summarizes material balances we had with our members who are related parties as defined above (including their affiliates) as of the periods presented. The related impacts to our Statements of Income were not material.

As of	June 30, 2018	December 31, 2017
Assets - Advances	$643	$165
Liabilities - Deposits	6	13
Equity - Capital Stock	27	10

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Selected statements of condition data
Investments [a]	$36,048	$34,818	$30,683	$31,885	$29,461
Advances	54,468	50,840	48,085	50,153	46,844
MPF Loans held in portfolio, net	5,779	5,357	5,193	5,024	4,965
Total assets	96,731	91,391	84,355	87,488	81,779
Consolidated obligation discount notes, net	43,007	41,483	41,191	45,460	37,944
Consolidated obligation bonds, net	46,854	43,516	37,121	35,890	37,878
Mandatorily redeemable capital stock (MRCS) recorded as a liability	314	311	311	308	303
Capital stock	1,805	1,579	1,443	1,557	1,526
Retained earnings	3,428	3,358	3,297	3,219	3,153
Total capital	5,355	5,063	4,852	4,872	4,746
Other selected data at period end
Member standby letters of credit outstanding	$21,587	$20,132	$19,572	$15,411	$13,220
MPF Loans par value outstanding - FHLB System [b]	54,572	52,582	51,563	49,970	48,260
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	13,189	12,692	12,484	12,187	11,987
Number of members	719	719	720	717	721
Total employees (full and part time)	462	461	460	457	457
Selected statements of income data
Net interest income after provision for credit losses	$132	$124	$130	$124	$116
Non-interest gain (loss)	9	—	13	5	16
Non-interest expense	46	42	45	43	44
Net income	85	74	88	77	79
Other selected data during the periods
MPF Loans par value amounts funded - FHLB System [b]	$3,555	$2,494	$3,280	$3,474	$3,088
Number of PFIs funding MPF products - FHLB System [b]	767	720	750	769	776
MPF Loans par value amounts funded - FHLB Chicago PFIs [b]	$892	$566	$729	$655	$620
Number of PFIs funding MPF products - FHLB Chicago [b]	184	174	175	175	176
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	5.73%	5.74%	5.99%	5.81%	6.09%
Market value of equity to book value of equity	106%	107%	107%	107%	108%
Primary mission asset ratio [c]	69.9%	69.1%	67.3%	67.2%	67.2%
Dividend rate class B1 activity stock-period paid	4.00%	3.50%	3.30%	3.30%	3.15%
Dividend rate class B2 membership stock-period paid	1.60%	1.50%	1.25%	1.25%	1.05%
Return on average assets	0.36%	0.33%	0.41%	0.36%	0.39%
Return on average equity	6.42%	5.82%	7.34%	6.54%	6.99%
Average equity to average assets	5.61%	5.67%	5.59%	5.50%	5.58%
Net yield on average interest-earning assets	0.56%	0.55%	0.60%	0.59%	0.58%
Return on average Regulatory Capital spread to three month LIBOR index	3.90%	3.77%	5.54%	4.89%	5.47%
Cash dividends	$15	$13	$10	$11	$9
Dividend payout ratio	18%	18%	11%	14%	11%

[a]	Includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]	Includes all MPF products, on and off our balance sheet. See Mortgage Partnership Finance Program on page 8 in our 2017 Form 10-K.

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

•	regulatory changes to FHLB membership requirements by the FHFA;

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2018 Financial Highlights

•	Advances outstanding increased $6.4 billion to $54.5 billion at June 30, 2018, up from $48.1 billion at December 31, 2017.

•
MPF Loans held in portfolio increased to $5.8 billion at June 30, 2018, up from $5.2 billion at December 31, 2017, as new MPF Loan purchases continued to moderately outpace paydown and maturity activity due to an increased number of PFIs and the introduction this June of more competitive pricing for low balance MPF Loans.

•	Total investment securities increased 4% to $18.1 billion at June 30, 2018, up from $17.3 billion at December 31, 2017, as we increased our purchase of Treasury securities and MBS.

•	Total assets increased to $96.7 billion as of June 30, 2018, compared to $84.4 billion as of December 31, 2017.

•	We recorded net income of $85 million in the second quarter of 2018, up from $79 million in the second quarter of 2017.

•
Net interest income for the second quarter of 2018 was $132 million, up from $117 million for the second quarter of 2017, as we benefited both from the rising rate environment and higher levels of interest earning assets.

•	Letters of credit commitments increased to $21.6 billion at June 30, 2018, up from $19.6 billion at December 31, 2017.

•	We remained in compliance with all of our regulatory capital requirements as of June 30, 2018.

Summary and Outlook

Second Quarter 2018 Dividend

On July 26, 2018, the Bank's Board of Directors increased the dividends declared per share on both sub-classes of capital stock. Based on the Bank's preliminary financial results for the second quarter of 2018, the Board of Directors declared a dividend of 4.25% (annualized) for Class B1 activity capital stock (an increase of 25 basis points from the previous quarter) and a dividend of 1.70% (annualized) for Class B2 membership capital stock (an increase of 10 basis points from the previous quarter).

The Bank pays a higher dividend per share on Class B1 activity stock than on Class B2 membership stock to reward members who use the Bank’s advances and, thereby, support the entire cooperative. The higher dividend members receive on Class B1 activity stock has the effect of lowering their borrowing costs.

Members Maximizing the Benefits of Our Products and Programs

During the second quarter of 2018, the Bank continued to see strong utilization of its advances, letters of credit, and MPF products, and participation in its community investment programs. Advances outstanding totaled $54.5 billion and letters of credit totaled $21.6 billion at the end of the second quarter of 2018, up $6.4 billion and $2 billion from year-end 2017, respectively. MPF Loans outstanding on balance sheet totaled $5.8 billion at the end of the second quarter of 2018, up from $5.2 billion at year-end 2017. The increasing number of PFIs selling into MPF Traditional products, along with the introduction in June 2018 of more competitive pricing for low balance MPF Loans, helped contribute to the highest levels of MPF activity since 2015 when the Bank made these MPF products available again for its members. Additionally, the competitive AHP round closed on June 15, 2018 with 91 applications requesting a total of $51.8 million. The Bank expects to award approximately $25.1 million in AHP funding in early December 2018.

A New Way to Support Small Business Lending: Community Small Business Advance

In July 2018, the Bank began offering the new Community Small Business Advance as a way for members to support their local economy and community revitalization efforts. This new fixed rate, fixed term advance provides members with funding at a 0% interest rate in exchange for a commitment from members limiting the rate they charge to customers benefiting from this funding to no more than 3.5%. The Bank believes this new advance will help members finance small business projects in their communities.

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

There have been no significant changes to our critical accounting estimates in 2018.

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

The table on the following page presents the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

•
Average Balance: Average balances are calculated using daily balances. Amortized cost basis is used to compute the average balances for most of our financial instruments, including MPF Loans held in portfolio that are on nonaccrual status and available-for-sale securities. The calculation of the yield on our available-for-sale securities does not give effect to changes in fair value that are reflected as a component of accumulated other comprehensive income (AOCI). Fair value is used to compute average balances for our trading securities and financial instruments carried at fair value under the fair value option.

•	Total Interest: Total interest includes the net interest income components, as discussed above, applicable to our interest earning assets and interest bearing liabilities.

•	Yield/Rate: Effective yields/rates are based on total interest and average balances as defined above. Yields/rates are calculated on an annualized basis.

•	Any changes due to the combined volume/rate variance have been allocated to volume.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variances

	June 30, 2018			June 30, 2017			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment securities	$17,750	$172	3.88%	$18,216	$163	3.58%	$(5)	$14	$9
Advances	56,953	285	2.00%	46,225	130	1.12%	53	102	155
MPF Loans held in portfolio	5,517	60	4.35%	4,972	53	4.26%	6	1	7
Federal funds sold and securities purchased under agreements to resell	12,638	54	1.71%	10,496	25	0.95%	9	20	29
Other interest bearing assets	1,200	6	2.00%	1,073	2	0.75%	1	3	4
Interest bearing assets	94,058	577	2.45%	80,982	373	1.84%	81	123	204
Noninterest bearing assets	764			921
Total assets	94,822			81,903

Consolidated obligation discount notes	40,816	205	2.01%	38,413	119	1.24%	12	74	86
Consolidated obligation bonds	47,541	233	1.96%	37,732	133	1.41%	48	52	100
Other interest bearing liabilities	876	7	3.20%	838	4	1.91%	—	3	3
Interest bearing liabilities	89,233	445	1.99%	76,983	256	1.33%	62	127	189
Noninterest bearing liabilities	235			337
Total liabilities	89,468			77,320

Net yield interest earning assets	$94,058	$132	0.56%	$80,982	$117	0.58%	$19	$(4)	$15

For the six months ended
Investment securities	$18,092	$335	3.70%	$18,989	$329	3.47%	$(16)	$22	$6
Advances	54,895	499	1.82%	45,712	229	1.00%	83	187	270
MPF Loans held in portfolio	5,372	115	4.28%	4,964	107	4.31%	9	(1)	8
Federal funds sold and securities purchased under agreements to resell	12,305	98	1.59%	9,573	40	0.84%	22	36	58
Other interest bearing assets	1,208	10	1.66%	1,217	5	0.82%	—	5	5
Interest bearing assets	91,872	1,057	2.30%	80,455	710	1.76%	130	217	347
Noninterest bearing assets	716			764
Total assets	92,588			81,219

Consolidated obligation discount notes	41,899	388	1.85%	37,771	215	1.14%	39	134	173
Consolidated obligation bonds	44,358	402	1.81%	37,706	258	1.37%	61	83	144
Other interest bearing liabilities	864	11	2.55%	869	7	1.61%	—	4	4
Interest bearing liabilities	87,121	801	1.84%	76,346	480	1.26%	100	221	321
Noninterest bearing liabilities	244			332
Total liabilities	87,365			76,678

Net yield interest earning assets	$91,872	$256	0.56%	$80,455	$230	0.57%	$30	$(4)	$26

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following is an analysis of the preceding table and unless otherwise indicated, comparisons apply to the three and six month periods ending June 30, 2018 compared to the same periods ending June 30, 2017.

•
Interest income from investment securities increased due to increases in rates, partially offset by declines in volumes. Subject to FHFA regulatory limits as discussed in Investments on page 10 in our 2017 Form 10-K, we began making investments in MBS in June 2018; however the amount of new MBS purchases did not exceed the amount of maturities or paydowns year to date.

•
Interest income from advances increased primarily due to a rise in rates, which resulted primarily from interest rate hikes by the Federal Reserve Bank during the periods presented. Interest income also increased to a lesser extent as a result of higher member demand for advances. As our members experience increased loan demands outpacing their deposit growth, utilization of our advances increased.

•
Interest income from MPF Loans held in portfolio increased due to higher volumes, as new MPF loan purchases continued to moderately outpace paydown and maturity activity due to an increased number of PFIs and more competitive pricing for low balance MPF Loans. Rates on MPF Loans were essentially unchanged.

•
Interest income from Federal Funds sold and securities purchased under agreements to resell increased primarily due to increases in interest rates by the Federal Reserve Bank; and to a lesser extent by higher volumes as we increased the amounts of these liquid assets as demand for our advances and letters of credit increased.

•
Interest expense on both our shorter termed consolidated obligation discount notes and our longer termed consolidated obligation bonds increased, primarily due to rising rates; and to a lesser extent, an increase in notes and bonds outstanding.

•	For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on the following page.

Noninterest Income

									Three months ended June 30,		Six months ended June 30,
									2018	2017	2018	2017
Noninterest income -
Derivatives and hedging activities									$3	$3	$—	$6
Instruments held under fair value option									(10)	4	(17)	2
MPF fees,	6	,	5	,	12	and	10	from other FHLBs	7	7	15	13
Other, net									9	2	11	5
Noninterest income									$9	$16	$9	$26

The following is an analysis of the above table and unless otherwise indicated, comparisons apply to the three and six month periods ending June 30, 2018 and the same periods ending June 30, 2017.

Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Derivatives and hedging activities, and instruments held under the fair value option were not the most significant drivers of our noninterest income over the periods presented. Instead, the majority of the effect from our derivatives and hedging activities is recorded in net interest income. The following table details the effect of all of these transactions on our statements of income.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended June 30, 2018
Recorded in net interest income	$6	$(12)	$(1)	$(29)	$(15)	$—	$(51)
Recorded in derivatives & hedging activities	8	(1)	(1)	—	(4)	1	3
Recorded in other, net	—	3	—	—	—	—	3
Recorded on instruments held under fair value option	(1)	—	—	—	(9)	—	(10)
Total net effect gain (loss) of hedging activities	$13	$(10)	$(2)	$(29)	$(28)	$1	$(55)

Three months ended June 30, 2017
Recorded in net interest income	$(4)	$(25)	$(1)	$(43)	$8	$—	$(65)
Recorded in derivatives & hedging activities	(5)	(3)	4	1	6	—	3
Recorded on instruments held under fair value option	3	—	(1)	—	2	—	4
Total net effect gain (loss) of hedging activities	$(6)	$(28)	$2	$(42)	$16	$—	$(58)

Six months ended June 30, 2018
Recorded in net interest income	$4	$(30)	$(2)	$(64)	$(17)	$—	$(109)
Recorded in derivatives & hedging activities	22	—	(2)	1	(21)	—	—
Recorded in other, net	—	3	—	—	—	—	3
Recorded on instruments held under fair value option	(10)	—	(4)	—	(3)	—	(17)
Total net effect gain (loss) of hedging activities	$16	$(27)	$(8)	$(63)	$(41)	$—	$(123)

Six months ended June 30, 2017
Recorded in net interest income	$(13)	$(49)	$(3)	$(88)	$20	$—	$(133)
Recorded in derivatives & hedging activities	(3)	(3)	3	2	7	—	6
Recorded in other, net	—	1	—	—	—	—	1
Recorded on instruments held under fair value option	3	—	(1)	—	—	—	2
Total net effect gain (loss) of hedging activities	$(13)	$(51)	$(1)	$(86)	$27	$—	$(124)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume based fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related transaction fees. These fees are designed to offset a portion of the expenses we incur to administer the program. MPF fees have grown as off balance sheet MPF Loan volumes increased.

Other, net

The increases in Other, net were primarily due to increased fee income earned on member standby letter of credit products, as noted in Item 2. Selected Financial Data. We also incurred an unrealized loss of $4 million on our trading securities in the second quarter of 2018, due to rising interest rates. We expect this unrealized loss to reverse as the securities mature over the next year. We had no significant trading gains or losses in the other periods presented.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Compensation and benefits	$28	$26	$52	$51
Operating expenses	17	15	32	30
Other	1	3	4	5
Noninterest expense	$46	$44	$88	$86

The following is an analysis of the preceding table and unless otherwise indicated, comparisons apply to the three and six month periods ending June 30, 2018 and the same periods ending June 30, 2017.

We had 462 employees as of June 30, 2018, compared to 457 as of June 30, 2017. Total compensation and benefits increased primarily due to salary and wage increases.

Operating expenses primarily increased in both the three and six month ending June 2018 due to $1 million in non-service cost components (interest and amortization) related to our pensions.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,		Balance remaining in AOCI as of
	2018	2017	2018	2017	June 30, 2018
Net unrealized gain (loss) available-for-sale securities	$(43)	$(19)	$(92)	$19	$315
Noncredit OTTI held-to-maturity securities	8	8	15	17	(128)
Net unrealized gain (loss) cash flow hedges	32	25	90	69	(57)
Postretirement plans	(1)	—	(3)	(2)	(8)
Other comprehensive income (loss)	$(4)	$14	$10	$103	$122

The following is an analysis of the above table and unless otherwise indicated, comparisons apply to the three and six month periods ending June 30, 2018 and the same periods ending June 30, 2017.

Net unrealized gain (loss) on available-for-sale securities

The net unrealized loss on our available-for-sale (AFS) portfolio for 2018 is attributable to the reversal of net unrealized gains from prior reporting periods as interest rates rose due to Federal Reserve Bank actions and as these securities approach maturity (since we expect to receive par value at maturity). As of June 30, 2018, we had a net unrealized gain balance remaining in AOCI attributable to our AFS portfolio.

Noncredit OTTI on held-to-maturity securities

We recorded unrealized noncredit impairments on held-to-maturity securities during the last financial crisis. As the market has recovered and because we intend to hold these securities to maturity, we are recording accretion to the carrying amount of the securities, reversing the remaining loss balance in AOCI.

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges during the periods presented resulted from an increase in shorter term interest rates as a result of actions by the Federal Reserve Bank.

We did not recognize any instrument-specific credit risk in our statements of comprehensive income as of June 30, 2018 due to our credit standing.

For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	June 30, 2018	December 31, 2017
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$17,974	$13,378
Investment securities	18,103	17,347
Advances	54,468	48,085
MPF Loans held in portfolio, net of allowance for credit losses	5,779	5,193
Other	407	352
Assets	96,731	84,355
Consolidated obligation discount notes	43,007	41,191
Consolidated obligation bonds	46,854	37,121
Other	1,515	1,191
Liabilities	91,376	79,503
Capital stock	1,805	1,443
Retained earnings	3,428	3,297
Accumulated other comprehensive income (loss)	122	112
Capital	5,355	4,852
Total liabilities and capital	$96,731	$84,355

The following is an analysis of the above table and comparisons apply to June 30, 2018 compared to December 31, 2017.

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

We increased the amounts of these liquid assets as demand for our advances and letters of credit increased.

Investment Securities

Investment securities increased primarily due to the purchase of $2.6 billion in short term U.S. Government securities in our trading securities portfolio during 2018. This increase was partially offset by declines in MBS/ABS securities in our available-for-sale and held-to-maturity portfolios that matured or paid down and were only partially replaced starting in June 2018, as noted in Results of Operations on page 41.

Advances

Advances increased to the highest outstanding quarter end balance in our history due to strong market demand for funding in our district. As our members experience increased loan demands outpacing their deposit growth, utilization of our advances increased. While advance demand is strong, it is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased due to higher volumes, as new MPF loan purchases continued to moderately outpace paydown and maturity activity due to an increased number of PFIs and more competitive pricing for low balance MPF Loans.

In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending June 30, 2018, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our liquidity requirements. See Liquidity, Funding, & Capital Resources on page 48 in our 2017 Form 10-K for a detailed description of our liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.4 billion of total assets. As of June 30, 2018, our overnight liquidity was $22.1 billion or 23% of total assets, giving us an excess overnight liquidity of $18.7 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2018, we had excess liquidity of $51.6 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $20.0 billion as of June 30, 2018.

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

	MPF Loans Held in Portfolio	Investment Securities
As of June 30, 2018		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$682	$3,569	$1,722
After one year through five years	2,189	5,606	1,828
After five years through ten years	1,493	1,405	420
After ten years	1,334	535	109
Total	$5,698	$11,115	$4,079

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 22 of the Risk Factors section in our 2017 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Funding

Conditions in Financial Markets

In June 2018, the Federal Open Market Committee (FOMC) raised the target range for the federal fund rate by 25 basis points to a range of 1.75 percent to 2.00 percent.  This is the seventh rate hike since the FOMC began to raise rates in December 2015.  The markets anticipate another 25 basis point increase in the target range for the federal fund rate in the third quarter of 2018.
We maintained ready access to funding during the second quarter of 2018.
Cash flows from operating activities

Six months ended June 30,	2018	2017
Net cash provided by (used in) operating activities	$235	$225

The increase in net cash provided by operating activities resulted primarily from an increase in net income and noncash adjustments.
Cash flows from investing activities with significant changes

Six months ended June 30,	2018	2017
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits)	$(4,609)	$(3,658)
Investment securities	(625)	2,257
Advances	(6,495)	(1,758)
MPF Loans held in portfolio	(592)	(2)
Other	8	14
Net cash provided by (used in) investing activities	$(12,313)	$(3,147)

Our investing activities consist predominantly of liquid assets, securities held for investment, and advances. The decline in net cash provided by (used in) investing activities primarily resulted from the following:

•	The increase in liquid assets reflect our increased liquidity needs to meet the demands of our members.

•
Securities held for investment primarily reflect the purchases made in our trading security portfolio in 2018. Subject to FHFA limits, we also began purchasing MBS securities in our available-for-sale security portfolio. Our purchases were partially offset by continued paydowns in the rest of our investment security portfolio.

•	Advances reflect the increase in advances outstanding during 2018 due to strong member demand, as compared to the smaller increase in advances outstanding in 2017.

•
MPF Loans held in portfolio reflect the increase in MPF Loans outstanding during 2018 as compared to 2017 due to an increasing number of PFIs and the introduction of more competitive pricing for low balance MPF Loans.

Cash flows from financing activities with significant changes

Six months ended June 30,	2018	2017
Consolidated obligation discount notes	$1,801	$1,986
Consolidated obligation bonds	9,873	909
Capital stock	364	(179)
Other	27	23
Net cash provided by (used in) financing activities	$12,065	$2,739

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from our discount notes and bonds were primarily utilized to fund our investing activities as noted above. The increase in net cash provided by (used in) financing activities primarily resulted from the following:

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•
An increase in 2018 in the amount of our consolidated obligations used to fund the growth in our balance sheet, compared to 2017, when there was a smaller increase in our consolidated obligations outstanding. In 2018, we relied primarily on consolidated obligation bonds for our funding, as compared to stronger reliance on discount notes in 2017.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the 4.5% requirement under our Capital Plan’s general provisions. As of June 30, 2018, and December 31, 2017, RCAP advances outstanding total $26.0 billion to 158 members and $24.7 billion to 158 members, respectively.

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

	June 30, 2018	December 31, 2017	Change
Capital Stock	$1,805	$1,443	$362
MRCS	314	311	3
Regulatory capital stock	2,119	1,754	365
Retained earnings	3,428	3,297	131
Regulatory capital	$5,547	$5,051	$496

Capital stock	$1,805	$1,443	$362
Retained earnings	3,428	3,297	131
Accumulated other comprehensive income (loss)	122	112	10
GAAP capital	$5,355	$4,852	$503

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

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On July 26, 2018, our Board of Directors declared a 4.25% dividend (annualized) for Class B1 activity stock and a 1.70% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2018. This dividend, including dividends on mandatorily redeemable capital stock, totaled $19 million and is scheduled for payment on August 15, 2018.  The Class B2 capital stock dividend is intended to enhance the value of membership; the Class B1 capital stock dividend reduces the effective cost of borrowing from the Bank and rewards our members who support the entire cooperative by using our advance products.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Credit Risk starting on page 60 in our 2017 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $54.5 billion were advances (par value) and $21.6 billion were letters of credit at June 30, 2018, compared to $48.0 billion and $19.6 billion at December 31, 2017.

	June 30, 2018			December 31, 2017
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	504	$75,564	$123,715	495	$67,105	$116,810
4	6	539	602	7	498	577
5	11	138	213	11	120	234
Total	521	$76,241	$124,530	513	$67,723	$117,621
The majority of members assigned a 4 rating in the above table were required to submit specific collateral listings and the majority of members assigned a 5 rating were required to deliver collateral to us or to a third party custodian on our behalf.

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

The following table presents the credit ratings of our unsecured investment counterparties, organized by the domicile of the counterparty or, where the counterparty is a U.S. branch or agency office of a foreign commercial bank, by the domicile of the counterparty's parent. This table does not reflect the foreign sovereign government's credit rating. The unsecured investment credit exposure presented in the table may not reflect the average or maximum exposure during the period as the table reflects only the balances at period end.

As of June 30, 2018	AA	A	BBB	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$775	$—	$775
Fed Funds Sold	1,500	1,000	170	2,670
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	1,000	—	—	1,000
Canada	—	2,575	—	2,575
France	—	650	—	650
Netherlands	—	475	—	475
Norway	—	600	—	600
Sweden	1,500	700	—	2,200
Total unsecured credit exposure	$4,000	$6,775	$170	$10,945

All $10.9 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of June 30, 2018
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
BBB	$21	$(20)	$—	$1
Overcollateralized liability positions -
Bilateral derivatives -
AA rated	(2)	2	—	—	[a]
A rated	(34)	38	—	4
Cleared derivatives	(10)	—	74	64
Nonmember counterparties	(25)	20	74	69
Member institutions	1	—	—	1
Total	$(24)	$20	$74	$70

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

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by Board of Governors of the Federal Reserve System.
On August 6, 2018, the Board of Governors of the Federal Reserve System adopted a final rule establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies (“GSIBs”) in the United States. These entities are considered to be “covered companies” under the rule. The FHLBs are exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBs must be monitored, and reported on as required, by any entity that is a covered company under this rule.
Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLB and (in certain cases if applicable) economically interdependent entities in excess of 25% of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLB, but generally includes collateral pledged to an FHLB in excess of a covered company’s outstanding advances. Also included toward a covered company’s net credit exposure is its investment in FHLB capital stock and debt instruments, deposits with an FHLB, FHLB-issued letters of credit where a covered company is the named beneficiary, and other obligations to an FHLB, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLB. Intra-day exposures are exempt from the final rule.
With respect to the FHLBs’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLB or the FHLB System.
The final rule gives major covered companies (i.e., GSIBs) until January 1, 2020 to comply; all other covered companies will have until July 1, 2020 to comply.
The Bank is continuing to study the overall effect of the rule, but does not believe the rule will materially affect its financial condition or results of operations.

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

	June 30, 2018		December 31, 2017
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$132	$(450)	$202	$(370)
-100 bp	55	(200)	66	(155)
-50 bp	34	(90)	31	(60)
-25 bp	18	(45)	16	(30)
+25 bp	(20)	(45)	(17)	(30)
+50 bp	(41)	(90)	(37)	(60)
+100 bp	(90)	(200)	(83)	(155)
+200 bp	(205)	(450)	(195)	(370)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of June 30, 2018	$(1)	$(2)	$(2)	(12)	$1
As of December 31, 2017	(1)	(2)	(2)	(13)	1

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

As of June 30, 2018, our sensitivity to changes in implied volatility was $(2) million. At December 31, 2017, our sensitivity to changes in implied volatility was $(2) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity
Scenario as of	Down 200 bps	Base	Up 200 bps
June 30, 2018	1.8	1.3	2.1
December 31, 2017	2.9	1.2	2.2

As of June 30, 2018, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $325 million, and our market value of equity to book value of equity ratio was 106%, compared to $371 million and 107% at December 31, 2017. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

Federal Home Loan Bank of Chicago

Item 6. Exhibits.

10.1	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2018

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a Filed as Exhibit 10.1 with our Form 8-K on May 25, 2018, SEC FIle No. 000-51401

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		Name:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	August 7, 2018	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 7, 2018	(Principal Financial Officer and Principal Accounting Officer)

S-1