Form 10-Q
period 2018-09-30
Federal Home Loan Bank of Chicago
filed 2018-11-06
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR
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

Registrant's telephone number, including area code: (312) 565-5700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2018, including mandatorily redeemable capital stock, registrant had 20,301,777 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

									September 30, 2018	December 31, 2017
Assets
Cash and due from banks									$44	$42
Interest bearing deposits									775	775
Federal Funds sold									7,685	7,561
Securities purchased under agreements to resell									2,150	5,000
Investment debt securities -
Trading,	177	and	67			pledged			2,596	233
Available-for-sale									13,707	12,957
Held-to-maturity,		3,217	and	4,538		fair value			2,928	4,157
Investment debt securities									19,231	17,347
Advances,	908	and	776	carried at fair value					54,667	48,085
MPF Loans held in portfolio, net of					(1)	and	(2)	allowance for credit losses	6,439	5,193
Derivative assets									11	3
Other assets,		116	and	118	carried at fair value				408	349
Assets									$91,410	$84,355

Liabilities
Deposits -
Noninterest bearing									$50	$51
Interest bearing,		14	and	32	from other FHLBs				531	473
Deposits									581	524
Consolidated obligations, net -
Discount notes,		0	and	749		carried at fair value			37,674	41,191
Bonds,	2,202	and	5,260	carried at fair value					46,232	37,121
Consolidated obligations, net									83,906	78,312
Derivative liabilities									25	20
Affordable Housing Program assessment payable									88	88
Mandatorily redeemable capital stock									313	311
Other liabilities									1,173	248
Liabilities									86,086	79,503
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,			15	and	12	million shares issued and outstanding			1,543	1,241
Class B2 membership stock,				2	and	2	million shares issued and outstanding		175	202
Capital stock - putable,			$100		and	$100	par value per share		1,718	1,443
Retained earnings - unrestricted									2,989	2,845
Retained earnings - restricted									499	452
Retained earnings									3,488	3,297
Accumulated other comprehensive income (loss) (AOCI)									118	112
Capital									5,324	4,852
Liabilities and capital									$91,410	$84,355

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

Three months ended September 30,	Nine months ended September 30,
2018	2017	2018	2017
Interest income	$603	$411	$1,660	$1,121
Interest expense	477	288	1,278	768
Net interest income	126	123	382	353
Provision for (reversal of) credit losses	(1)	(1)	(1)	—
Net interest income after provision for (reversal of) credit losses	127	124	383	353

Noninterest income -
Derivatives and hedging activities	(5)	—	(5)	6
Instruments held under fair value option	(3)	(5)	(20)	(3)
MPF fees,	6	,	5	,	18	and	15	from other FHLBs	9	8	24	21
Other, net	5	2	16	7
Noninterest income	6	5	15	31

Noninterest expense -
Compensation and benefits	26	26	78	77
Operating expenses	20	15	52	45
Other	1	2	5	7
Noninterest expense	47	43	135	129

Income before assessments	86	86	263	255

Affordable Housing Program	9	9	27	26

Net income	$77	$77	$236	$229

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$77	$77	$236	$229

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(32)	(24)	(124)	(5)
Noncredit OTTI held-to-maturity debt securities	7	8	22	25
Net unrealized gain (loss) cash flow hedges	25	42	115	111
Postretirement plans	(4)	3	(7)	1
Other comprehensive income (loss)	(4)	29	6	132

Comprehensive income	$73	$106	$242	$361

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Total Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
December 31, 2017	12	$1,241	2	$202	14	$1,443	$2,845	$452	$3,297	$112	$4,852
Comprehensive income							189	47	236	6	242
Proceeds from issuance of capital stock	23	2,254	—	11	23	2,265					2,265
Repurchases of capital stock	—	—	(20)	(1,988)	(20)	(1,988)					(1,988)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	(1)	—	(2)					(2)
Transfers between classes of capital stock	(20)	(1,951)	20	1,951
Cash dividends - class B1							(43)		(43)		(43)
Class B1 annualized rate											3.92%
Cash dividends - class B2							(2)		(2)		(2)
Class B2 annualized rate											1.60%
Total change in period	3	302	—	(27)	3	275	144	47	191	6	472
September 30, 2018	15	$1,543	2	$175	17	$1,718	$2,989	$499	$3,488	$118	$5,324

December 31, 2016	12	$1,160	6	$551	18	$1,711	$2,631	$389	$3,020	$(36)	$4,695
Comprehensive income							183	46	229	132	361
Proceeds from issuance of capital stock	21	2,162	—	10	21	2,172					2,172
Repurchases of capital stock	—	(35)	(23)	(2,285)	(23)	(2,320)					(2,320)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(3)	—	(3)	—	(6)					(6)
Transfers between classes of capital stock	(19)	(1,933)	19	1,933
Cash dividends - class B1							(28)		(28)		(28)
Class B1 annualized rate											3.15%
Cash dividends - class B2							(2)		(2)		(2)
Class B2 annualized rate											1.05%
Total change in period	2	191	(4)	(345)	(2)	(154)	153	46	199	132	177
September 30, 2017	14	$1,351	2	$206	16	$1,557	$2,784	$435	$3,219	$96	$4,872

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

	Nine months ended September 30,	2018		2017
Operating	Net cash provided by (used in) operating activities	$447		$337
Investing	Net change interest bearing deposits	—		(100)
	Net change Federal Funds sold	(124)		(5,774)
	Net change securities purchased under agreements to resell	2,850		(1,450)
	Trading debt securities -
	Sales	200		801
	Proceeds from maturities and paydowns	8		205
	Purchases	(2,566)		(200)
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	2,365		1,307
	Purchases	(2,476)		(5)
	Held-to-maturity debt securities -
	Short-term held-to-maturity securities, net	497	[a]	570	[a]
	Proceeds from maturities and paydowns	786		816
	Purchases	(22)		(27)
	Advances -
	Principal collected	1,017,269		543,511
	Issued	(1,024,012)		(548,590)
	MPF Loans held in portfolio -
	Principal collected	595		761
	Purchases	(1,848)		(821)
	Other investing activities	14		20
	Net cash provided by (used in) investing activities	(6,464)		(8,976)
Financing	Net change deposits	57		104
	Discount notes -
	Net proceeds from issuance	1,469,628		1,080,879
	Payments for maturing and retiring	(1,473,155)		(1,071,386)
	Consolidated obligation bonds -
	Net proceeds from issuance	32,132		13,947
	Payments for maturing and retiring	(22,862)		(15,024)
	Capital stock -
	Proceeds from issuance	2,265		2,172
	Repurchases	(1,988)		(2,320)
	Cash dividends paid	(45)		(30)
	Other financing activities	(13)		(22)
	Net cash provided by (used in) financing activities	6,019		8,320
	Net increase (decrease) in cash and due from banks	2		(319)
	Cash and due from banks at beginning of period	42		351
	Cash and due from banks at end of period	$44		$32

[a]
Short-term assets and liabilities are presented on a net basis provided that the original maturity of the asset or liability is three months or less from the date of origination or the date of purchase.

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

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows (ASU 2016-15)

We classify and disclose interest expense on zero coupon discount notes within operating activities, which is consistent with our prior and current classification practice. As a result, this guidance did not have any effect on our financial condition, results of operations, and cash flows at the time of adoption.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)

In August of 2017, the FASB issued targeted improvements to existing derivatives and hedging guidance. We will adopt this guidance as of January 1, 2019, and we may modify the risk of certain fair value hedges from contractual coupon interest rate to benchmark rate component improving hedge effectiveness. We do not expect the opening adjustment to retained earnings related to ineffectiveness recognized in prior reporting periods attributable to open cash flows hedges to be material as of January 1, 2019. We are still assessing the impact of other potential impacts of implementing ASU 2017-12 at this time.

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

Leases (ASU 2016-02)

In February of 2016, the FASB issued lease accounting guidance that becomes effective January 1, 2019. Upon adoption we are required to apply the guidance to the beginning of our earliest statement of income presented, that is, January 1, 2017, using the modified retrospective approach. Prior statements of income will not need to be restated. The cumulative effect adjustment to the opening balance of retained earnings, if applicable, will be recognized as of January 1, 2019. The guidance requires us to recognize and measure our operating leases as right-of-use assets, with terms that exceed 12 months, in our statements of condition. Expenses attributable to our leases will continue to be included in noninterest expense - operating expenses in our statements of income. We do not expect the new guidance to have a significant effect on our financial condition, results of operations, and cash flows since our existing off-balance sheet operating leases are not material.

Fair value Measurement Disclosures (ASU 2018-13)

In August of 2018, the FASB issued an amendment to existing fair value measurement disclosure requirements. The amendment removes, modifies or adds to existing fair value measurement disclosure requirements. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments related to additional Level 3 disclosures should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted to remove or modify disclosures under this amendment and new disclosures required under this amendment may be deferred to the December 15, 2019 effective date.

Compensation-Retirement Benefits-Defined Benefit Plans Disclosures (ASU 2018-14)

In August of 2018, the FASB issued an amendment to existing defined benefit plan disclosure requirements. The amendment removes certain requirements and adds a requirement to explain the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendments are effective January 1, 2021. Early adoption is permitted. We are required to apply the amendments on a retrospective basis to all periods presented.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (ASU 2018-15)

In August of 2018, the FASB issued amendments to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. The amendments are effective January 1, 2020. Early adoption of the amendments is permitted, including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We do not expect the new guidance to have a significant effect on our financial condition, results of operations, and cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income -

Trading	$8	$1	$23	$3

Available-for-sale interest income	107	106	318	321
Available-for-sale prepayment fees	7	9	27	20
Available-for-sale	114	115	345	341

Held-to-maturity	46	47	135	148

Investment debt securities	168	163	503	492

Advances	312	157	811	386
MPF Loans held in portfolio	62	53	177	160
Federal funds sold and securities purchased under agreements to resell	54	34	152	74
Other	7	4	17	9
Interest income	603	411	1,660	1,121

Interest expense -

Consolidated obligations -
Discount notes	208	148	596	363
Bonds	263	136	665	394

Other	6	4	17	11

Interest expense	477	288	1,278	768

Net interest income	126	123	$382	$353
Provision for (reversal of) credit losses	(1)	(1)	(1)	—
Net interest income after provision for (reversal of) credit losses	$127	$124	$383	$353

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Debt Securities

We classify debt securities as either trading, held-to-maturity (HTM), or available-for-sale (AFS). Our security disclosures within these classifications are disaggregated by major security types as shown below. Our major security types are based on the nature and risks of the security:

•
U.S. Government & other government related - may consist of the sovereign debt of the United States; debt issued by government sponsored enterprises (GSE); debt issued by the Tennessee Valley Authority; and securities guaranteed by the Small Business Administration.

•	Federal Family Education Loan Program - asset-backed securities (FFELP ABS).

•	GSE residential mortgage-backed securities (MBS) - issued by Fannie Mae and Freddie Mac.

•	Government guaranteed residential MBS.

•	Private label residential MBS.

•	State or local housing agency obligations.

Pledged Collateral

We disclose the amount of investment securities pledged as collateral pertaining to our derivatives activity on our statements of condition. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Debt Securities

The following table presents the fair value of our trading debt securities. Our unrealized gains (losses) on trading debt securities still held on our statement of condition as of the end of the reporting period were $8 million at September 30, 2018 and were not material at December 31, 2017.

As of	September 30, 2018	December 31, 2017
U.S. Government & other government related	$2,574	$202
Residential MBS
GSE	21	30
Government guaranteed	1	1
Trading debt securities	$2,596	$233

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Debt Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of September 30, 2018
U.S. Government & other government related	$440	$8	$(1)	$447
State or local housing agency	16	—	—	16
FFELP ABS	3,680	220	—	3,900
Residential MBS
GSE	8,520	38	(4)	8,554
Government guaranteed	732	14	—	746
Private label	36	8	—	44
Available-for-sale debt securities	$13,424	$288	$(5)	$13,707

As of December 31, 2017
U.S. Government & other government related	$256	$15	$—	$271
State or local housing agency	21	—	—	21
FFELP ABS	3,987	234	(7)	4,214
Residential MBS
GSE	7,275	132	(1)	7,406
Government guaranteed	971	24	—	995
Private label	40	10	—	50
Available-for-sale debt securities	$12,550	$415	$(8)	$12,957

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Debt Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of September 30, 2018
U.S. Government & other government related	$880	$—	$880	$7	$(2)	$885
State or local housing agency	7	—	7	—	—	7
Residential MBS
GSE	1,201	—	1,201	28	—	1,229
Government guaranteed	425	—	425	3	—	428
Private label	536	(121)	415	253	—	668
Held-to-maturity debt securities	$3,049	$(121)	$2,928	$291	$(2)	$3,217

As of December 31, 2017
U.S. Government & other government related	$1,531	$—	$1,531	$29	$(1)	$1,559
State or local housing agency	9	—	9	—	—	9
Residential MBS
GSE	1,513	—	1,513	62	—	1,575
Government guaranteed	585	—	585	6	—	591
Private label	662	(143)	519	285	—	804
Held-to-maturity debt securities	$4,300	$(143)	$4,157	$382	$(1)	$4,538

We had no sales of HTM securities for the periods presented.

Contractual Maturity Terms

The maturity of our AFS and HTM investments is detailed in the following table.

	Available-for-Sale		Held-to-Maturity
As of September 30, 2018	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$3	$3	$178	$177
Due after one year through five years	2	2	93	94
Due after five years through ten years	163	163	109	109
Due after ten years	288	295	507	512
ABS and MBS without a single maturity date	12,968	13,244	2,041	2,325
Total debt securities	$13,424	$13,707	$2,928	$3,217

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of September 30, 2018
U.S. Government & other government related	$239	$(1)	$—	$—	$239	$(1)
State or local housing agency	9	—	—	—	9	—
FFELP ABS	—	—	597	—	597	—
Residential MBS
GSE	1,634	(3)	604	(1)	2,238	(4)
Private label	—	—	6	—	6	—
Available-for-sale debt securities	$1,882	$(4)	$1,207	$(1)	$3,089	$(5)

As of December 31, 2017
U.S. Government & other government related	$3	$—	$—	$—	$3	$—
State or local housing agency	4	—	—	—	4	—
FFELP ABS	—	—	644	(7)	644	(7)
Residential MBS
GSE	51	—	801	(1)	852	(1)
Private label	—	—	7	—	7	—
Available-for-sale debt securities	$58	$—	$1,452	$(8)	$1,510	$(8)

Held-to-maturity debt securities
As of September 30, 2018
U.S. Government & other government related	$145	$(1)	$19	$(1)	$164	$(2)
State or local housing agency	3	—	—	—	3	—
Residential MBS
GSE	197	—	—	—	197	—
Government-guaranteed	179	—	—	—	179	—
Private label	—	—	637	(121)	637	(121)
Held-to-maturity debt securities	$524	$(1)	$656	$(122)	$1,180	$(123)

As of December 31, 2017
U.S. Government & other government related	$594	$—	$24	$(1)	$618	$(1)
State or local housing agency	2	—	—	—	2	—
Residential MBS
GSE	—	—	2	—	2	—
Private label	—	—	769	(143)	769	(143)
Held-to-maturity debt securities	$596	$—	$795	$(144)	$1,391	$(144)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment Analysis

We recognized no OTTI charges on HTM or AFS debt securities for the periods presented. This is because we do not intend to sell these securities, we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis, and we expect to recover the entire amortized cost basis. For further detail on our accounting policy regarding OTTI please see Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2017 Form 10-K.

As of September 30, 2018, we had a base case short-term housing price forecast for all markets with projected changes ranging from -10.0% to +15.0% over the twelve month period beginning July 1, 2018. For the vast majority of markets, the short-term forecast has changes ranging from +3.0% to +7.0%.

The following table presents the changes in the cumulative amount of previously recorded OTTI credit losses on investment debt securities recognized into earnings for the reporting periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Beginning Balance	$459	$499	$477	$520
Reductions:
Increases in cash flows expected to be collected and recognized into interest income	(8)	(10)	(26)	(31)
Ending Balance	$451	$489	$451	$489

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

As of September 30, 2018	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$23,638	2.19%
One to two years	2,556	2.05%
Two to three years	2,651	2.19%
Three to four years	1,910	2.32%
Four to five years	8,175	2.42%
More than five years	15,833	2.28%
Par value	$54,763	2.25%

We have no allowance for credit losses on our advances. See Note 8 - Allowance for Credit Losses to the financial statements for further information related to our credit risk on advances.

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	September 30, 2018	December 31, 2017
Par value	$54,763	$48,020
Fair value hedging adjustments	(79)	69
Other adjustments	(17)	(4)
Advances	$54,667	$48,085

The following advance borrowers exceeded 10% of our advances outstanding:

As of September 30, 2018	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	20.1%
The Northern Trust Company	7,700		14.1%
BMO Harris Bank, NA	6,975		12.7%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	September 30, 2018	December 31, 2017
Medium term (15 years or less)	$318	$285
Long term (greater than 15 years)	6,026	4,835
Unpaid principal balance	6,344	5,120
Net premiums, credit enhancement, and/or deferred loan fees	86	55
Fair value hedging adjustments	10	20
MPF Loans held in portfolio, before allowance for credit losses	6,440	5,195
Allowance for credit losses on MPF Loans	(1)	(2)
MPF Loans held in portfolio, net	$6,439	$5,193

Conventional mortgage loans	$5,402	$4,133
Government Loans	942	987
Unpaid principal balance	$6,344	$5,120

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

As of	September 30, 2018	December 31, 2017
Recorded investment -
Individually evaluated for impairment	$38	$49
Collectively evaluated for impairment	5,473	4,167
Recorded investment	$5,511	$4,216

Allowance for credit losses -
Collectively evaluated for impairment	$1	$2

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

•
Conventional MPF Loans are individually evaluated for impairment when they are adversely classified. There is no allowance for credit losses attributable to conventional MPF Loans that are individually evaluated for impairment, since the related allowance for credit losses has been charged off.

	September 30, 2018			December 31, 2017
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$59	$37	$96	$74	$48	$122
Past due 60-89 days	14	14	28	21	16	37
Past due 90 days or more	35	18	53	48	21	69
Past due	108	69	177	143	85	228
Current	5,403	893	6,296	4,073	921	4,994
Recorded investment	$5,511	$962	$6,473	$4,216	$1,006	$5,222
In process of foreclosure	$16	$6	$22	$21	$7	$28
Serious delinquency rate	0.66%	1.87%	0.84%	1.16%	2.11%	1.34%
Past due 90 days or more and still accruing interest	$5	$18	$23	$8	$21	$29
Impaired loans without an allowance for credit losses and on nonaccrual status	38	—	38	49	—	49
Unpaid principal balance of impaired loans without an allowance for credit losses	41	—	41	53	—	53

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We only held overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of September 30, 2018, and December 31, 2017. We did not have any longer term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight securities purchased under agreements to resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

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

Managing Interest Rate Risk

We use fair value hedges to offset changes in the fair value of a benchmark interest rate, for example London Interbank Offering Rate (LIBOR), related to (1) a recognized asset or liability or (2) an unrecognized firm commitment. Our hedge strategy for cash flow hedges is to hedge the total proceeds received from rolling forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate or LIBOR by entering into interest rate swaps to mitigate such risk. We use economic hedges in cases where hedge accounting treatment is not permitted or achievable; for example, hedges of portfolio interest rate risk or financial instruments carried at fair value under the fair value option.

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

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would not have been material at September 30, 2018.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in this Form 10-Q and our 2017 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $177 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at September 30, 2018. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at September 30, 2018.

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

	September 30, 2018			December 31, 2017
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$31,281	$60	$338	$26,655	$25	$367
Derivatives not in hedge accounting relationships-
Interest rate contracts	20,696	110	81	20,506	199	122
Other	811	1	1	810	1	1
Derivatives not in hedge accounting relationships	21,507	111	82	21,316	200	123
Gross derivative amount before netting adjustments and cash collateral	$52,788	171	420	$47,971	225	490
Netting adjustments and cash collateral		(160)	(395)		(222)	(470)
Derivatives on statements of condition		$11	$25		$3	$20
Cash collateral received on derivative assets		$45			$35
Cash collateral posted on derivative liabilities			$281			$284

The following table presents the noninterest income on derivatives and hedging activities as presented in the statements of income. The amounts attributable to fair value and cash flow hedges represent hedge ineffectiveness.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2018	2017	2018	2017
Fair value hedges - interest rate contracts	$(6)	$(3)	$(6)	$(3)
Cash flow hedges - interest rate contracts	—	1	1	2
Economic hedges -
Interest rate contracts	2	2	1	3
Other	(1)	—	(2)	3
Economic hedges	1	2	(1)	6
Variation margin on daily settled cleared derivatives	—	—	1	1
Noninterest income on derivatives and hedging activities	$(5)	$—	$(5)	$6

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

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of September 30, 2018
Derivatives with legal right of offset -
Gross recognized amount	$148	$23	$171	$381	$38	$419
Netting adjustments and cash collateral	(138)	(22)	(160)	(374)	(21)	(395)
Derivatives with legal right of offset - net	10	1	11	7	17	24
Derivatives without legal right of offset	—	—	—	1	—	1
Derivatives on statements of condition	10	1	11	8	17	25
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	17	17
Net amount	$10	$1	$11	$8	$—	$8

As of December 31, 2017
Derivatives with legal right of offset -
Gross recognized amount	$216	$8	$224	$476	$13	$489
Netting adjustments and cash collateral	(214)	(8)	(222)	(463)	(7)	(470)
Derivatives with legal right of offset - net	2	—	2	13	6	19
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	3	—	3	14	6	20
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	(1)	(1)	—	6	6
Net amount	$3	$1	$4	$14	$—	$14

At September 30, 2018, we had $160 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative position. We had $60 million of comparable exposure at December 31, 2017.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no gain (loss) for hedges that no longer qualified as a fair value hedge. Additionally, the table indicates where fair value hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed fair value hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	Gain (Loss) on Hedging Instrument	Gain (Loss) on Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
Three months ended September 30, 2018
Available-for-sale debt securities	$46	$(50)	$(4)	$(14)
Advances	43	(47)	(4)	6
MPF Loans held for portfolio	—	—	—	(1)
Consolidated obligation bonds	(17)	19	2	(18)
Total	$72	$(78)	$(6)	$(27)
Three months ended September 30, 2017
Available-for-sale debt securities	$23	$(26)	$(3)	$(21)
Advances	9	(9)	—	(8)
MPF Loans held for portfolio	—	—	—	(2)
Consolidated obligation bonds	(4)	4	—	7
Total	$28	$(31)	$(3)	$(24)
Nine months ended September 30, 2018
Available-for-sale debt securities	$95	$(101)	$(6)	$(44)
Advances	150	(148)	2	9
MPF Loans held for portfolio	—	—	—	(3)
Consolidated obligation bonds	(166)	164	(2)	(34)
Total	$79	$(85)	$(6)	$(72)
Nine months ended September 30, 2017
Available-for-sale debt securities	$58	$(64)	$(6)	$(70)
Advances	(6)	9	3	(27)
MPF Loans held for portfolio	—	—	—	(5)
Consolidated obligation bonds	55	(55)	—	29
Total	$107	$(110)	$(3)	$(73)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate, London Interbank Offering Rate (LIBOR). As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in LIBOR. The maximum length of time over which we are hedging this exposure is 10 years. We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were not material as of September 30, 2018.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed cash flow hedging adjustments, which are reclassified from AOCI into the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

	Ineffectiveness Recorded in Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
Three months ended September 30, 2018
Discount notes	$—	$15	$(22)

Three months ended September 30, 2017
Advances	$—	$—	$1
Discount notes	1	44	(40)
Total	$1	$44	$(39)

Nine months ended September 30, 2018
Advances	$—	$—	$1
Discount notes	1	103	(86)
Bonds	—	—	(1)
Total	$1	$103	$(86)

Nine months ended September 30, 2017
Advances	$—	$—	$7
Discount notes	2	117	(128)
Bonds	—	—	(2)
Total	$2	$117	$(123)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2018	December 31, 2017
Carrying Amount	$37,674	$41,191
Weighted Average Interest Rate	1.98%	1.23%

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of September 30, 2018	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$24,310	1.88%	$35,432
One to two years	7,011	1.82%	6,503
Two to three years	4,714	2.16%	1,867
Three to four years	4,152	2.23%	1,268
Four to five years	2,061	2.94%	983
Thereafter	4,369	3.03%	564
Total par value	$46,617	2.08%	$46,617

The following table presents consolidated obligation bonds outstanding by call feature:

As of	September 30, 2018	December 31, 2017
Noncallable	$33,202	$23,644
Callable	13,415	13,703
Par value	46,617	37,347
Fair value hedging adjustments	(373)	(214)
Other adjustments	(12)	(12)
Consolidated obligation bonds	$46,232	$37,121

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of September 30, 2018, and December 31, 2017. See Note 17 - Commitments and Contingencies in our 2017 Form 10-K for further details.

	September 30, 2018			December 31, 2017
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$615,216	$403,882	$1,019,098	$642,211	$392,049	$1,034,260
FHLB Chicago as primary obligor	46,617	37,741	84,358	37,347	41,235	78,582
As a percent of the FHLB System	8%	9%	8%	6%	11%	8%

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

	September 30, 2018		December 31, 2017
	Requirement	Actual	Requirement	Actual
Risk-based capital	$1,219	$5,519	$1,075	$5,051
Total regulatory capital	$3,656	$5,519	$3,374	$5,051
Total regulatory capital ratio	4.00%	6.04%	4.00%	5.99%
Leverage capital	$4,571	$8,278	$4,218	$7,577
Leverage capital ratio	5.00%	9.06%	5.00%	8.98%

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS):

As of September 30, 2018	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Harris Bank, NA	$314		15.5%	$—
The Northern Trust Company	247		12.2%	—
One Mortgage Partners Corp.	245	[a]	12.1%	245

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On October 23, 2018, our Board of Directors declared a 4.50% dividend (annualized) for Class B1 activity stock and a 1.80% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2018. This dividend, including dividends on mandatorily redeemable capital stock, totaled $20 million and is scheduled for payment on November 15, 2018.The Class B2 capital stock dividend is intended to enhance the value of membership; the Class B1 capital stock dividend reduces the effective cost of borrowing from the Bank and rewards our members who support the entire cooperative by using our advance products.

Any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Repurchase of Excess Capital Stock

We repurchase all excess Class B2 membership stock on a weekly basis at par value, i.e., at $100 per share. Members may continue to request repurchase of excess stock on any business day in addition to the weekly repurchase. All repurchases of excess stock, including automatic weekly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	AOCI
Three months ended September 30, 2018
Beginning balance	$315	$(128)	$(57)	$(8)	$122
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(32)	7	15	(5)	(15)
Amounts reclassified in period to statements of income:
Net interest income	—	—	10		10
Noninterest expense				1	1
Ending balance	$283	$(121)	$(32)	$(12)	$118
Three months ended September 30, 2017
Beginning balance	$478	$(160)	$(243)	$(8)	$67
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(24)	8	44	3	31
Amounts reclassified in period to statements of income:
Net interest income	—	—	(1)		(1)
Noninterest gain (loss)	—	—	(1)		(1)
Ending balance	$454	$(152)	$(201)	$(5)	$96

Nine months ended September 30, 2018
Beginning balance	$407	$(143)	$(147)	$(5)	$112
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(124)	22	103	(8)	(7)
Amounts reclassified in period to statements of income:
Net interest income	—	—	13		13
Noninterest gain (loss)	—	—	(1)		(1)
Noninterest expense				1	1
Ending balance	$283	$(121)	$(32)	$(12)	$118
Nine months ended September 30, 2017
Beginning balance	$459	$(177)	$(312)	$(6)	$(36)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(5)	25	117	1	138
Amounts reclassified in period to statements of income:
Net interest income	—	—	(4)		(4)
Noninterest gain (loss)	—	—	(2)		(2)
Ending balance	$454	$(152)	$(201)	$(5)	$96

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 - Fair Value

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the statements of condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We measure instrument-specific credit risk attributable to our consolidated obligations based on our nonperformance risk, which includes the credit risk associated with the joint and several liability of other FHLBs. As a result, we did not recognize any instrument-specific credit risk attributable to our consolidated obligations that are carried at fair value. See Note 2 - Summary of Significant Accounting Policies in our 2017 Form 10-K for our fair value policies and Note 16 - Fair Value in our 2017 Form 10-K for our valuation techniques and significant inputs. See Note 9 - Derivatives and Hedging Activities for more information on the Netting and Cash Collateral amounts.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
September 30, 2018
Carried at amortized cost
Cash and due from banks	$44	$44	$44	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	9,835	9,835	—	9,835	—
Held-to-maturity debt securities	2,928	3,217	—	2,549	668
Advances	53,759	53,784	—	53,784	—
MPF Loans held in portfolio, net	6,433	6,396	—	6,387	9
Other assets	169	169	—	169	—
Carried at fair value on a recurring basis
Trading securities	2,596	2,596	—	2,596	—
Government related non-MBS, ABS, and MBS	13,663	13,663	—	13,663	—
Private label residential MBS	44	44	—	—	44
Available-for-sale debt securities	13,707	13,707	—	13,663	44
Advances - fair value option election	908	908	—	908	—
Derivative assets	11	11	1	170	—	$(160)
Other assets - fair value option election	116	116	—	116	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	6	6	—	—	6
Other assets	1	1	—	—	1
Financial assets	91,288	$91,565	$820	$90,177	$728	$(160)
Other non financial assets	122
Assets	$91,410
Carried at amortized cost
Deposits	$(581)	$(581)	$—	$(581)	$—
Consolidated obligation discount notes	(37,674)	(37,667)	—	(37,667)	—
Consolidated obligation bonds	(44,030)	(43,996)	—	(43,996)	—
Mandatorily redeemable capital stock	(313)	(313)	(313)	—	—
Other liabilities	(154)	(154)	—	(154)	—
Carried at fair value on a recurring basis
Consolidated obligation bonds - fair value option	(2,202)	(2,202)	—	(2,202)	—
Derivative liabilities	(25)	(25)	—	(420)	—	$395
Financial liabilities	(84,979)	$(84,938)	$(313)	$(85,020)	$—	$395

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other non financial liabilities	(1,107)
Liabilities	$(86,086)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
December 31, 2017
Carried at amortized cost
Cash and due from banks	$42	$42	$42	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	12,561	12,561	—	12,561	—
Held-to-maturity debt securities	4,157	4,538	—	3,734	804
Advances	47,309	47,336	—	47,336	—
MPF Loans held in portfolio, net	5,186	5,306	—	5,295	11
Other assets	119	119	—	119	—
Carried at fair value on a recurring basis
Trading securities	233	233	—	233	—
Government related non-MBS, ABS, and MBS	12,907	12,907	—	12,907	—
Private label residential MBS	50	50	—	—	50
Available-for-sale debt securities	12,957	12,957	—	12,907	50
Advances - fair value option election	776	776	—	776	—
Derivative assets	3	3	—	225	—	$(222)
Other assets - fair value option election	118	118	—	118	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7	—	—	7
Other assets	3	3	—	—	3
Financial assets	84,246	$84,774	$817	$83,304	$875	$(222)
Other non financial assets	109
Assets	$84,355
Carried at amortized cost
Deposits	(524)	(524)	—	(524)	—
Consolidated obligation discount notes	(40,442)	(40,437)	—	(40,437)	—
Consolidated obligation bonds	(31,861)	(32,011)	—	(32,011)	—
Mandatorily redeemable capital stock	(311)	(311)	(311)	—	—
Other liabilities	(94)	(94)	—	(94)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(749)	(749)	—	(749)	—
Consolidated obligation bonds - fair value option	(5,260)	(5,260)	—	(5,260)	—
Derivative liabilities	(20)	(20)	—	(490)	—	470
Financial liabilities	(79,261)	$(79,406)	$(311)	$(79,565)	$—	$470
Other non financial liabilities	(242)
Liabilities	$(79,503)

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Advances	$(1)	$(1)	$(11)	$2
Discount notes	—	(1)	—	(1)
Consolidated obligation bonds	(1)	(3)	(3)	(3)
Other assets	(1)	—	(6)	(1)
Noninterest income - Instruments held under fair value option	$(3)	$(5)	$(20)	$(3)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	September 30, 2018		December 31, 2017
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$929	$2,213	$786	$5,270
Fair value over (under) UPB	(21)	(11)	(10)	(10)
Fair value	$908	$2,202	$776	$5,260

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	September 30, 2018				December 31, 2017
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$25	$—		$25	$—	$—		$—
Member standby letters of credit	18,407	4,308	[a]	22,715	15,703	3,869	[a]	19,572
Housing authority standby bond purchase agreements	71	295		366	—	337		337
Advance commitments	1,647	3		1,650	151	—		151
MPF delivery commitments	433	—		433	371	—		371
Other	3	—		3	14	—		14
Commitments	$20,586	$4,606		$25,192	$16,239	$4,206		$20,445

[a]	Contains $1.6 billion and $750 million of member standby letters of credit as of September 30, 2018, and December 31, 2017, which were renewable annually.

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

As of	September 30, 2018	December 31, 2017
Assets - Advances	$629	$165
Liabilities - Deposits	6	13
Equity - Capital Stock	27	10

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

Material transactions with other FHLBs are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Selected statements of condition data
Investments [a]	$29,841	$36,048	$34,818	$30,683	$31,885
Advances	54,667	54,468	50,840	48,085	50,153
MPF Loans held in portfolio, net	6,439	5,779	5,357	5,193	5,024
Total assets	91,410	96,731	91,391	84,355	87,488
Consolidated obligation discount notes, net	37,674	43,007	41,483	41,191	45,460
Consolidated obligation bonds, net	46,232	46,854	43,516	37,121	35,890
Mandatorily redeemable capital stock recorded as a liability	313	314	311	311	308
Capital stock	1,718	1,805	1,579	1,443	1,557
Retained earnings	3,488	3,428	3,358	3,297	3,219
Total capital	5,324	5,355	5,063	4,852	4,872
Other selected data at period end
Member standby letters of credit outstanding	$22,715	$21,587	$20,132	$19,572	$15,411
MPF Loans par value outstanding - FHLB System [b]	56,687	54,572	52,582	51,563	49,970
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	13,858	13,189	12,692	12,484	12,187
Number of members	711	719	719	720	717
Total employees (full and part time)	469	462	461	460	457
Selected statements of income data
Net interest income after provision for credit losses	$127	$132	$124	$130	$124
Non-interest gain (loss)	6	9	—	13	5
Non-interest expense	47	46	42	45	43
Net income	77	85	74	88	77
Other selected data during the periods
MPF Loans par value amounts funded - FHLB System [b]	$3,968	$3,555	$2,494	$3,280	$3,474
Number of PFIs funding MPF products - FHLB System [b]	761	767	720	750	769
MPF Loans par value amounts funded - FHLB Chicago PFIs [b]	$1,119	$892	$566	$729	$655
Number of PFIs funding MPF products - FHLB Chicago [b]	180	184	174	175	175
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.04%	5.73%	5.74%	5.99%	5.81%
Market value of equity to book value of equity	105%	106%	107%	107%	107%
Primary mission asset ratio [c]	70.7%	69.9%	69.1%	67.3%	67.2%
Dividend rate class B1 activity stock-period paid	4.25%	4.00%	3.50%	3.30%	3.30%
Dividend rate class B2 membership stock-period paid	1.70%	1.60%	1.50%	1.25%	1.25%
Return on average assets	0.33%	0.36%	0.33%	0.41%	0.36%
Return on average equity	5.82%	6.42%	5.82%	7.34%	6.54%
Average equity to average assets	5.67%	5.61%	5.67%	5.59%	5.50%
Net yield on average interest-earning assets	0.55%	0.56%	0.55%	0.60%	0.59%
Return on average Regulatory Capital spread to three month LIBOR index	3.24%	3.90%	3.77%	5.54%	4.89%
Cash dividends	$17	$15	$13	$10	$11
Dividend payout ratio	22%	18%	18%	11%	14%

[a]	Includes investment securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]	Includes all MPF products, on and off our balance sheet. See Mortgage Partnership Finance Program on page 8 in our 2017 Form 10-K.

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

•	regulatory changes to FHLB membership and liquidity requirements by the FHFA;

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2018 Financial Highlights

•	Advances outstanding increased $6.6 billion to $54.7 billion at September 30, 2018, up from $48.1 billion at December 31, 2017.

•
MPF Loans held in portfolio increased to $6.4 billion at September 30, 2018, up from $5.2 billion at December 31, 2017, due to increased utilization by PFIs and the addition of new PFIs to the MPF Program.

•	Total investment debt securities increased 11% to $19.2 billion at September 30, 2018, up from $17.3 billion at December 31, 2017, as we increased our purchase of Treasury securities and MBS.

•	Total assets increased to $91.4 billion as of September 30, 2018, compared to $84.4 billion as of December 31, 2017.

•	We recorded net income of $77 million in the third quarter of 2018, the same amount we recorded in the third quarter of 2017.

•	Net interest income for the third quarter of 2018 was $126 million, up from $123 million for the third quarter of 2017, as we benefited from higher levels of interest earning assets.

•	Letters of credit commitments increased to $22.7 billion at September 30, 2018, up from $19.6 billion at December 31, 2017.

•	We remained in compliance with all of our regulatory capital requirements as of September 30, 2018.

Summary and Outlook

Third Quarter 2018 Dividend

On October 23, 2018, the Bank's Board of Directors increased the dividends declared per share on both subclasses of capital stock. Based on the Bank's preliminary financial results for the third quarter of 2018, the Board of Directors declared a dividend of 4.5% (annualized) for Class B1 activity capital stock (an increase of 25 basis points from the previous quarter) and a dividend of 1.80% (annualized) for Class B2 membership capital stock (an increase of 10 basis points from the previous quarter).

The Bank pays a higher dividend per share on Class B1 activity capital stock to reward members for using the Bank’s advances and, thereby, supporting the entire cooperative. The higher dividend members receive on Class B1 activity capital stock has the effect of lowering their borrowing costs.

Growth in Member Product Use Continues

At the end of the third quarter of 2018, advances outstanding totaled $54.7 billion, up $6.6 billion from year-end 2017, and letters of credit totaled $22.7 billion, up $3.1 billion from year-end 2017. MPF Loans held in portfolio totaled $6.4 billion at the end of the third quarter of 2018, up $1.2 billion from year-end 2017, and the number of PFIs selling into MPF Traditional products also grew during the third quarter of 2018.

Investments in Member Communities

In the second year of our Community First® Capacity-Building Grant Program, the Bank provided $250,000 to seven nonprofit lending organizations in Illinois and Wisconsin to help them expand their capacity, and, in turn, enhance community development in the communities served by the Bank’s members. In October 2018, the Bank announced $125,000 in Community First Disaster Relief Program funding for recovery efforts from the severe storms, flooding, and mudslides that occurred in June 2018 in the Federal Emergency Management Agency (FEMA)-declared disaster area of Ashland, Bayfield, Burnett, Clark, Douglas, and Iron counties in Wisconsin. Bank members can offer $5,000 grants to eligible households and businesses within the disaster area, and together, the Bank and its members can help rebuild the communities that sustained damages from this severe weather event.

Chief Diversity Officer Named

In September 2018, Cedric D. Thurman joined the Bank as a member of the Executive Team in the newly created position of Chief Diversity Officer. Mr. Thurman has a unique background that combines meaningful and relevant business experience in community banking, commercial banking, and real estate with a substantial background in diversity and inclusion; having led diversity initiatives at two major institutions in Chicago. Building a diverse and inclusive culture is central to the Bank’s support of its members, and their increasingly diverse communities.

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

There have been no significant changes to the amounts of our critical accounting estimates in 2018.

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

•	Total Interest: Total interest includes the net interest income components, as discussed above, applicable to our interest earning assets and interest bearing liabilities.

•	Yield/Rate: Effective yields/rates are based on total interest and average balances as defined above. Yields/rates are calculated on an annualized basis.

•	Any changes due to the combined volume/rate variance have been allocated to volume.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variances

	September 30, 2018			September 30, 2017			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$17,677	$168	3.80%	$17,949	$163	3.63%	$(3)	$8	$5
Advances	56,109	312	2.22%	47,135	157	1.33%	50	105	155
MPF Loans held in portfolio	6,033	62	4.11%	4,927	53	4.30%	11	(2)	9
Federal funds sold and securities purchased under agreements to resell	11,009	54	1.96%	11,467	34	1.19%	(2)	22	20
Other interest bearing assets	1,180	7	2.37%	1,247	4	1.28%	—	3	3
Interest bearing assets	92,008	603	2.62%	82,725	411	1.99%	62	130	192
Noninterest bearing assets	929			929
Total assets	92,937			83,654

Consolidated obligation discount notes	37,649	208	2.21%	41,241	148	1.44%	(19)	79	60
Consolidated obligation bonds	48,392	263	2.17%	36,437	136	1.49%	65	62	127
Other interest bearing liabilities	922	6	2.60%	918	4	1.74%	—	2	2
Interest bearing liabilities	86,963	477	2.19%	78,596	288	1.47%	48	141	189
Noninterest bearing liabilities	567			384
Total liabilities	87,530			78,980

Net yield interest earning assets	$92,008	$126	0.55%	$82,725	$123	0.59%	$11	$(8)	$3

For the nine months ended
Investment debt securities	$17,952	$503	3.74%	$18,639	$492	3.52%	$(20)	$31	$11
Advances	55,304	811	1.96%	46,191	386	1.11%	131	294	425
MPF Loans held in portfolio	5,595	177	4.22%	4,906	160	4.35%	22	(5)	17
Federal funds sold and securities purchased under agreements to resell	11,868	152	1.71%	10,211	74	0.97%	21	57	78
Other interest bearing assets	1,199	17	1.89%	1,273	9	0.94%	(1)	9	8
Interest bearing assets	91,918	1,660	2.41%	81,220	1,121	1.84%	192	347	539
Noninterest bearing assets	788			819
Total assets	92,706			82,039

Consolidated obligation discount notes	40,467	596	1.96%	38,940	363	1.24%	23	210	233
Consolidated obligation bonds	45,718	665	1.94%	37,278	394	1.41%	123	148	271
Other interest bearing liabilities	883	17	2.57%	888	11	1.65%	—	6	6
Interest bearing liabilities	87,068	1,278	1.96%	77,106	768	1.33%	146	364	510
Noninterest bearing liabilities	353			348
Total liabilities	87,421			77,454

Net yield interest earning assets	$91,918	$382	0.55%	$81,220	$353	0.58%	$47	$(18)	$29

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following is an analysis of the preceding table and unless otherwise indicated, comparisons apply to the three and nine month periods ending September 30, 2018 compared to the same periods ending September 30, 2017.

•
Interest income from investment debt securities increased due to increases in rates, partially offset by declines in volumes. Subject to FHFA regulatory limits as discussed in Investments on page 10 in our 2017 Form 10-K, we began making investments in MBS in June 2018; however the amount of new MBS purchases did not exceed the amount of maturities or paydowns on an average basis year to date.

•
Interest income from advances increased primarily due to a rise in rates, which resulted primarily from interest rate hikes by the Federal Reserve Bank during the periods presented. Interest income also increased to a lesser extent as a result of higher member demand for advances. As our members experience increased customer borrowing demand outpacing their deposit growth, utilization of our advances increased.

•
Interest income from MPF Loans held in portfolio increased due to higher volumes, as new MPF loan purchases continued to moderately outpace paydown and maturity activity due to increased utilization by PFIs and the addition of new PFIs to the MPF Program. Rates on MPF Loans declined slightly as the most seasoned loans, and highest rate loans, in our portfolio pay down.

•
Interest income from Federal Funds sold and securities purchased under agreements to resell increased primarily due to increases in interest rates by the Federal Reserve Bank. They also increased to a lesser extent due to higher volumes as we increased the amounts of these liquid assets as demand for our advances and letters of credit increased, although the higher volume trend reversed slightly in the third quarter of 2018.

•
Interest expense on both our shorter termed consolidated obligation discount notes and our longer termed consolidated obligation bonds increased, primarily due to rising rates. They also increased to a lesser extent due to higher volumes as we increased the amounts of debt we issue to fund demand for our advances and other assets. However, the higher volume trend in discount notes reversed slightly in the third quarter of 2018 as we took advantage of favorable variable interest rates on longer term bonds.

•	For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on the following page.

Noninterest Income

									Three months ended September 30,		Nine months ended September 30,
									2018	2017	2018	2017
Noninterest income -
Derivatives and hedging activities									$(5)	$—	$(5)	$6
Instruments held under fair value option									(3)	(5)	(20)	(3)
MPF fees,	6	,	5	,	18	and	15	from other FHLBs	9	8	24	21
Other, net									5	2	16	7
Noninterest income									$6	$5	$15	$31

The following is an analysis of the above table and unless otherwise indicated, comparisons apply to the three and nine month periods ending September 30, 2018 and the same periods ending September 30, 2017.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Instruments held under the fair value option were the most significant drivers of our decrease in noninterest income over the nine month periods presented, primarily due to rising interest rates. The majority of the effect from our derivatives and hedging activities is recorded in net interest income. The following table details the effect of all of these transactions on our statements of income.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended September 30, 2018
Recorded in net interest income	$6	$(14)	$(1)	$(22)	$(18)	$—	$(49)
Recorded in derivatives & hedging activities	(2)	(3)	(2)	—	1	1	(5)
Recorded in other, net	—	5	—	—	—	—	5
Recorded on instruments held under fair value option	(1)	—	(2)	—	—	—	(3)
Total net effect gain (loss) of hedging activities	$3	$(12)	$(5)	$(22)	$(17)	$1	$(52)

Three months ended September 30, 2017
Recorded in net interest income	$(7)	$(21)	$(2)	$(40)	$7	$—	$(63)
Recorded in derivatives & hedging activities	1	(2)	2	—	(2)	1	—
Recorded on instruments held under fair value option	(1)	—	(1)	(1)	(2)	—	(5)
Total net effect gain (loss) of hedging activities	$(7)	$(23)	$(1)	$(41)	$3	$1	$(68)

Nine months ended September 30, 2018
Recorded in net interest income	$10	$(44)	$(3)	$(86)	$(35)	$—	$(158)
Recorded in derivatives & hedging activities	20	(3)	(4)	1	(20)	1	(5)
Recorded in other, net	—	8	—	—	—	—	8
Recorded on instruments held under fair value option	(11)	—	(6)	—	(3)	—	(20)
Total net effect gain (loss) of hedging activities	$19	$(39)	$(13)	$(85)	$(58)	$1	$(175)

Nine months ended September 30, 2017
Recorded in net interest income	$(20)	$(70)	$(5)	$(128)	$27	$—	$(196)
Recorded in derivatives & hedging activities	(2)	(5)	5	2	5	1	6
Recorded in other, net	—	1	—	—	—	—	1
Recorded on instruments held under fair value option	2	—	(2)	(1)	(2)	—	(3)
Total net effect gain (loss) of hedging activities	$(20)	$(74)	$(2)	$(127)	$30	$1	$(192)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume based fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off balance sheet MPF Loan products and other related transaction fees. These fees are designed to offset a portion of the expenses we incur to administer the program. MPF fees have grown as off balance sheet MPF Loan volumes increased.

Other, net

We recorded an unrealized gain (loss) of $5 million in the third quarter and $8 million year-to-date in 2018 on our trading securities, as noted in the preceding table, which consist primarily of U.S. Treasury securities held for liquidity purposes. We expect this to reverse as the securities mature over the next year or so. We had no significant trading gains or losses in the 2017 year periods presented. The remainder of Other, net consists primarily of fee income earned on member standby letter of credit products, which has increased as noted in Item 2. Selected Financial Data.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Compensation and benefits	$26	$26	$78	$77
Operating expenses	20	15	52	45
Other	1	2	5	7
Noninterest expense	$47	$43	$135	$129

The following is an analysis of the preceding table and unless otherwise indicated, comparisons apply to the three and nine month periods ending September 30, 2018 and the same periods ending September 30, 2017.

We had 469 employees as of September 30, 2018, compared to 457 as of September 30, 2017, and total compensation and benefits were unchanged.

Operating expenses increased in both the three and nine month comparisons due to increased non-service cost components (interest and amortization) related to our pensions, and also in the third quarter of 2018 due to additional voluntary contributions that we made to our community investment programs.

Other consists primarily of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs, which were unchanged. In addition, Other includes MPF related nonoperating expenses/gains on the sale of real estate owned, which declined slightly.

Assessments

We record the Affordable Housing Program (AHP) assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program in our 2017 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,		Balance remaining in AOCI as of
	2018	2017	2018	2017	September 30, 2018
Net unrealized gain (loss) available-for-sale debt securities	$(32)	$(24)	$(124)	$(5)	$283
Noncredit OTTI held-to-maturity debt securities	7	8	22	25	(121)
Net unrealized gain (loss) cash flow hedges	25	42	115	111	(32)
Postretirement plans	(4)	3	(7)	1	(12)
Other comprehensive income (loss)	$(4)	$29	$6	$132	$118

The following is an analysis of the above table and unless otherwise indicated, comparisons apply to the three and nine month periods ending September 30, 2018 and the same periods ending September 30, 2017.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our available-for-sale (AFS) portfolio for 2018 is attributable to the reversal of net unrealized gains from prior reporting periods as interest rates rose due to Federal Reserve Bank actions and as these securities approach maturity (since we expect to receive par value at maturity). As of September 30, 2018, we still had a sizable net unrealized gain balance remaining in AOCI attributable to our AFS portfolio that we expect to reverse over the remaining life of these securities.

Noncredit OTTI on held-to-maturity debt securities

We recorded unrealized noncredit impairments on held-to-maturity debt securities during the last financial crisis. As the market has recovered and because we intend to hold these securities to maturity, we are recording accretion to the carrying amount of the securities, reversing the remaining loss balance in AOCI over the remaining life of these securities.

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges during the periods presented resulted from an increase in shorter term interest rates as a result of actions by the Federal Reserve Bank.

We did not recognize any instrument-specific credit risk in our statements of comprehensive income as of September 30, 2018 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2018	December 31, 2017
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$10,654	$13,378
Investment debt securities	19,231	17,347
Advances	54,667	48,085
MPF Loans held in portfolio, net of allowance for credit losses	6,439	5,193
Other	419	352
Assets	91,410	84,355
Consolidated obligation discount notes	37,674	41,191
Consolidated obligation bonds	46,232	37,121
Other	2,180	1,191
Liabilities	86,086	79,503
Capital stock	1,718	1,443
Retained earnings	3,488	3,297
Accumulated other comprehensive income (loss)	118	112
Capital	5,324	4,852
Total liabilities and capital	$91,410	$84,355

The following is an analysis of the above table and comparisons apply to September 30, 2018 compared to December 31, 2017.

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

We decreased the amounts of these liquid assets in the third quarter of 2018, as the cost of funding these assets versus the expected return was not as favorable as in earlier periods.

Investment Debt Securities

Investment debt securities increased primarily due to the purchase of $2.6 billion in short term U.S. Government securities in our trading securities portfolio during 2018. This increase was partially offset by declines in MBS/ABS securities in our available-for-sale and held-to-maturity portfolios that matured or paid down and were only partially replaced starting in June 2018, as noted in Results of Operations on page 39.

Advances

Although advances declined slightly in the third quarter of 2018 from the highest outstanding quarter end balance in our history as of June 30, 2018, advances are still up compared to year end 2017 due to strong market demand for funding in our district. As our members experience increased loan demands outpacing their deposit growth, utilization of our advances increased. While advance demand is strong, it is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased as new-purchase volume continued to outpace paydown and maturity activity due to increased utilization by PFIs and the addition of new PFIs to the MPF Program. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending September 30, 2018, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 48 in our 2017 Form 10-K for a detailed description of our current liquidity requirements, which will be revised as discussed below. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.2 billion of total assets. As of September 30, 2018, our overnight liquidity was $18.3 billion or 20% of total assets, giving us an excess overnight liquidity of $15.1 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2018, we had excess liquidity of $44.3 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $18.2 billion as of September 30, 2018.

Additionally, FHFA guidance, which will be revised as discussed below, requires us to maintain daily liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances (the "15 Days Scenario"). The second scenario assumes that we cannot access the capital markets for five days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members (the "Five Days Scenario"). These additional requirements are more stringent than the contingency liquidity requirement discussed above and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. In addition, we fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances.

As further discussed in Legislative and Regulatory Developments on page 54, on August 23, 2018, the FHFA issued new guidance on liquidity (the “Liquidity AB”) that communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBs to fund advances and letters of credit for members during a sustained capital markets disruption. In connection with the Liquidity AB, the FHFA also issued a supervisory letter that identifies initial applicable thresholds for certain measures identified in the Liquidity AB. As market conditions warrant, the FHFA may update its supervisory letter to identify new thresholds within the ranges set forth in the Liquidity AB.

The Liquidity AB eliminates the 15 Days Scenario, and replaces the Five Days Scenario with the requirement that we hold positive cash flow assuming no access to the capital markets for an increased period of between ten to thirty calendar days, and assuming the renewal of all maturing advances. The Liquidity AB also requires the Bank to maintain liquidity reserves between one and 20 percent of our outstanding letter of credit commitments. These new requirements go into effect on March 31, 2019.

While the Bank is still analyzing the impact of the Liquidity AB, it will likely require the Bank to hold an additional amount of liquid assets to meet the new guidance, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank must adjust pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see page 20 in the Risk Factors section of our 2017 Form 10-K.

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

	MPF Loans Held in Portfolio	Investment Securities
As of September 30, 2018		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$695	$4,355	$1,204
After one year through five years	2,345	4,189	1,554
After five years through ten years	1,702	2,348	388
After ten years	1,602	2,479	111
Total	$6,344	$13,371	$3,257

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 22 of the Risk Factors section in our 2017 Form 10-K.

In an effort to provide limits to reduce the liquidity risks associated with a mismatch in assets and liability maturities, the Liquidity AB provides guidance on maintaining appropriate funding gaps for three-month (-10% to -20%) and one-year (-25% to -35%) maturity horizons, which must be met by December 31, 2018. Subject to market conditions, the Bank’s cost of funding may increase if it is required to achieve the appropriate funding gap with longer term funding.

Funding

Conditions in Financial Markets

In September 2018, the Federal Open Market Committee (FOMC) raised the target range for the federal fund rate by 25 basis points from 2.00 percent to 2.25 percent.  This is the eighth rate hike since the FOMC began to raise rates in December 2015.  The markets anticipate another 25 basis point increase in the target range for the federal fund rate in the fourth quarter of 2018.
We maintained ready access to funding during the second quarter of 2018.
In July 2017, the United Kingdom's Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., announced its intention to cease sustaining the LIBOR indices after 2021. In response, the Federal Reserve Board (FRB) convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC has identified the Secured Overnight Financing Rate (SOFR) as such an alternative rate and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. Many of our assets and liabilities are indexed to LIBOR. We are currently evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the replacement. For further discussion of the risks related to the replacement of LIBOR, see page 23 of the Risk Factors section in our 2017 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash flows from operating activities

Nine months ended September 30,	2018	2017
Net cash provided by (used in) operating activities	$447	$337

The increase in net cash provided by operating activities resulted primarily from a decrease in cash outflows related to the purchase of MPF Loans held for sale.
Cash flows from investing activities with significant activity

Nine months ended September 30,	2018	2017
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits)	$2,726	$(7,324)
Investment debt securities	(1,208)	3,467
Advances	(6,743)	(5,079)
MPF Loans held in portfolio	(1,253)	(60)
Other	14	20
Net cash provided by (used in) investing activities	$(6,464)	$(8,976)

Our investing activities consist predominantly of liquid assets, debt securities held for investment, MPF Loans, and advances. The change in net cash provided by (used in) investing activities and changes in allocation within investing activities are discussed below.

•	We decreased liquid assets as the cost of funding these assets versus the expected return was not as favorable as in earlier periods.

•
Debt securities held for investment primarily reflect the purchases made in our trading and available-for-sale debt security portfolios in 2018. Subject to FHFA limits, we began purchasing MBS securities in our available-for-sale debt security portfolio in June 2018. Our purchases were partially offset by continued paydowns in the rest of our investment debt security portfolio.

•	Advances reflect the increase in advances outstanding during 2018 due to continued increase in member demand, as compared to the smaller increase in advances outstanding in 2017.

•	MPF Loans held in portfolio reflect the increase in MPF Loans outstanding during 2018 as compared to 2017 due to increased utilization by PFIs and the addition of new PFIs to the MPF Program.

Cash flows from financing activities with significant activity

Nine months ended September 30,	2018	2017
Consolidated obligation discount notes	$(3,527)	$9,493
Consolidated obligation bonds	9,270	(1,077)
Capital stock	277	(148)
Other	(1)	52
Net cash provided by (used in) financing activities	$6,019	$8,320

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from our discount notes and bonds were primarily utilized to fund our investing activities as noted above. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below.

•
A net decrease resulting from a decline in issuing discount notes in 2018 relative to the increased used of consolidated obligation bonds, which more than offset the net increase in consolidation obligation bonds described below.

•
A net increase in 2018 in the amount of our consolidated obligation bonds used to fund the growth in our balance sheet, compared to 2017. In 2018, we relied primarily on consolidated obligation bonds for our funding as we took advantage of favorable variable interest rates on longer term bonds, as compared to a higher reliance on discount notes in 2017.

•	Capital stock outstanding increased as members purchased capital stock to support their advance borrowings.

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

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the 4.5% requirement under our Capital Plan’s general provisions. As of September 30, 2018, and December 31, 2017, RCAP advances outstanding total $24.6 billion to 153 members and $24.7 billion to 158 members, respectively.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Repurchase of Excess Capital Stock

We are currently repurchasing excess Class B2 membership stock on a weekly basis at par value, i.e., $100 per share. Members may continue to request repurchase of excess stock on any business day in addition to the weekly repurchase. All repurchases of excess stock, including automatic weekly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices. For details on the financial and capital thresholds relating to repurchases, see Repurchase of Excess Capital Stock on page 57 of our 2017 Form 10-K.
Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in other liabilities in our statements of condition.

	September 30, 2018	December 31, 2017
Capital Stock	$1,718	$1,443
MRCS	313	311
Regulatory capital stock	2,031	1,754
Retained earnings	3,488	3,297
Regulatory capital	$5,519	$5,051

Capital stock	$1,718	$1,443
Retained earnings	3,488	3,297
Accumulated other comprehensive income (loss)	118	112
GAAP capital	$5,324	$4,852

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $54.8 billion were advances (par value) and $22.7 billion were letters of credit at September 30, 2018, compared to $48.0 billion and $19.6 billion at December 31, 2017.

	September 30, 2018			December 31, 2017
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	505	$76,985	$126,577	495	$67,105	$116,810
4	3	506	536	7	498	577
5	11	140	224	11	120	234
Total	519	$77,631	$127,337	513	$67,723	$117,621

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

Investment Debt Securities

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

Our private label MBS are predominantly variable rate securities rated below investment grade (BBB). There were no material changes in overall credit quality since December 31, 2017, nor have we acquired any new private label MBS. We last had an other-than-temporary impairment (OTTI) loss on private label MBS in 2012. We currently have unrealized gains on these securities as their market values have improved from the impaired values and subsequent to 2012 we have begun recording accretion gains on these securities back into income. For further details see Note 5 - Investment Debt Securities to the financial statements.

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

As of September 30, 2018	AA	A	BBB	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$775	$—	$775
Fed Funds Sold	—	1,100	210	1,310
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	1,000	—	—	1,000
Austria	—	250	—	250
Canada	—	2,575	—	2,575
France	—	600	—	600
Japan	—	700	—	700
Netherlands	—	325	—	325
Norway	—	600	—	600
Sweden	325	—	—	325
Total unsecured credit exposure	$1,325	$6,925	$210	$8,460

All $8.460 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of September 30, 2018
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
BBB	$10	$(8)	$—	$2
Overcollateralized liability positions -
Bilateral derivatives -
AA rated	(2)	2	—	—	[a]
A rated	(156)	163	—	7
BBB	(69)	70	—	1
Cleared derivatives	(16)	—	177	161
Total	$(233)	$227	$177	$171

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

Advisory Bulletin (AB) 2018-07 Federal Home Loan Bank Liquidity Guidance (Liquidity Guidance AB).

On August 23, 2018, the FHFA issued a final AB on FHLB liquidity that communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBs to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. The Liquidity Guidance AB rescinds 2009 liquidity guidance previously issued by the FHFA. Contemporaneously with the issuance of the Liquidity Guidance AB, the FHFA issued a supervisory letter that identifies initial thresholds for measures of liquidity.

The Liquidity Guidance AB provides guidance on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off-balance sheet commitments from standby letters of credit (SLOCs). In addition, the Liquidity Guidance AB provides guidance related to asset/liability maturity funding gap limits.

With respect to base case liquidity, the FHFA revised previous guidance that required the FHLBs to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, FHLBs would be required to hold positive cash flow assuming no access to capital markets for an increased period of between ten to thirty calendar days, with a specific measurement period set forth in the supervisory letter. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to SLOCs, the guidance states that FHLBs should maintain a liquidity reserve of between one percent and 20 percent of its outstanding SLOC commitments, as specified in the supervisory letter.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10% to -20%) and one-year (-25 % to -35%) maturity horizons, with specific initial percentages within these ranges identified in the supervisory letter. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short term debt funding, which may increase debt rollover risk.

The Liquidity Guidance AB also addressed liquidity stress testing, contingency funding plans and an adjustment to an FHLB’s core mission achievement calculation. Portions of the Liquidity Guidance AB will be implemented beginning December 31, 2018, with further implementation on March 31, 2019, and full implementation on December 31, 2019. While the Bank is still analyzing the impact of the Liquidity Guidance AB, it will likely require the Bank to hold an additional amount of liquid assets to meet the new guidance, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank must adjust pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. Additionally, subject to market conditions, the Bank’s cost of funding may increase if it is required to achieve the appropriate funding gap with longer term funding.

Proposed Amendment to Rule Regarding Golden Parachute and Indemnification Payments.

On August 28, 2018, the FHFA proposed amending its rule on golden parachute payments (Golden Parachute Rule) to better align the Golden Parachute Rule with areas of the FHFA’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards that the FHFA would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLB or the OF to an entity-affiliated party when such entity is in troubled condition, in conservatorship or receivership, or insolvent. The proposed amendments would:

•
Focus these standards on payments to and agreements with executive officers, broad-based plans, such as severance plans, covering large numbers of employees and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoings;

•	Revise and clarify definitions, exemptions and procedures to implement the FHFA’s supervisory approach; and

•	Align procedures and outcomes of review with requirements of the FHFA’s rule on executive compensation.

Comments on the proposed rule were due by October 12, 2018. Ten of the FHLBs and the OF provided a joint comment letter on October 12 related to clarifying certain provisions of the proposed amendment. The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially impact the Bank.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Final Rule on Indemnification Payments.
On October 4, 2018, the FHFA published a final rule establishing standards for identifying when an indemnification payment by an FHLB or the OF to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the FHFA is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

•
premiums for any commercial insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the FHFA or a civil money penalty imposed by the FHFA;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into with a named affiliated party on or prior to September 20, 2016 (the date the rule was proposed).

The rule also requires that prior to making permitted payments related to expenses of defending an action, the board of directors must conduct a due investigation and make a written determination in good faith that: (1) the affiliated party acted in good faith and in a manner that he or she reasonably believed to be in the best interest of the FHLB or OF, and (2) such payments will not materially adversely affect the safety and soundness of the FHLB or the OF (as the case may be). The rule became effective November 5, 2018. The Bank does not expect the rule will materially impact the Bank.

Office of the Comptroller of the Currency (OCC), FRB, Federal Deposit Insurance Corporation (FDIC), Farm Credit Administration and FHFA Proposed Rule on Margin and Capital Requirements for Covered Swap Entities.

On October 10, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and the FHFA adopted final amendments to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final qualified financial contract (QFC) rules. The final amendments also clarify that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The QFC rules previously published by the OCC, FRB, and FDIC require their respective regulated entities to amend covered QFCs to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).

The Bank continues to evaluate the effect of this rule, but does not anticipate that it would materially impact the Bank.

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

	September 30, 2018		December 31, 2017
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$122	$(450)	$202	$(370)
-100 bp	68	(200)	66	(155)
-50 bp	41	(90)	31	(60)
-25 bp	22	(45)	16	(30)
+25 bp	(23)	(45)	(17)	(30)
+50 bp	(47)	(90)	(37)	(60)
+100 bp	(102)	(200)	(83)	(155)
+200 bp	(228)	(450)	(195)	(370)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of September 30, 2018	$(1)	$(3)	$(1)	(14)	$—
As of December 31, 2017	(1)	(2)	(2)	(13)	1

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

As of September 30, 2018, our sensitivity to changes in implied volatility was $(3) million. At December 31, 2017, our sensitivity to changes in implied volatility was $(2) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity
Scenario as of	Down 200 bps	Base	Up 200 bps
September 30, 2018	1.5	1.5	2.3
December 31, 2017	2.9	1.2	2.2

As of September 30, 2018, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $309 million, and our market value of equity to book value of equity ratio was 105%, compared to $371 million and 107% at December 31, 2017. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Federal Home Loan Bank of Chicago

Glossary of Terms

Advances: Secured loans to members.

ABS: Asset backed securities.

AFS: Available-for-sale debt securities.

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

HTM: Held-to-maturity debt securities.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		Name:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	November 6, 2018	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 6, 2018	(Principal Financial Officer and Principal Accounting Officer)

S-1