Form 10-K
period 2018-12-31
Federal Home Loan Bank of Chicago
filed 2019-03-08
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐         Accelerated Filer ☐     Non-accelerated Filer ☒     Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to applicable regulatory and statutory limits. At June 30, 2018, the aggregate par value of the stock held by current and former members was $2,118,491,099. As of January 31, 2019, registrant had 19,919,641 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

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

As of December 31, 2018, we had 462 full time and 6 part time employees.

“Mortgage Partnership Finance”, “MPF”, "eMPF", “MPF Xtra”, “Downpayment Plus”, "DPP", "Downpayment Plus Advantage", "DPP Advantage", and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

Mission Statement

Our mission is to partner with our member shareholders in Illinois and Wisconsin to provide them competitively priced funding, a reasonable return on their investment in the Bank, and support for community investment activities.

[a]	Unless otherwise specified, references to we, us, our and the Bank are to the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2018				December 31, 2017
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	322	165	487	70%	335	172	507	70%
Savings institutions	52	21	73	10%	54	24	78	11%
Credit unions	45	49	94	13%	43	45	88	12%
Insurance companies	34	11	45	6%	32	11	43	6%
Community Development Financial Institutions	5	1	6	1%	3	1	4	1%
Total	458	247	705	100%	467	253	720	100%

The following table presents our members by asset size. Community Financial Institution is defined by our regulator, the FHFA, as FDIC-insured institutions with no more than $1.173 billion (the limit during 2018) in average total assets over three years. This limit is adjusted annually for inflation. See the Glossary of Terms on page 125 for further details.

As of December 31,	2018	2017
Member Asset Size:
Community Financial Institutions	91.60%	91.97%
Larger Non-CFI Institutions	8.40%	8.03%
Total	100%	100%

In 2018, our total membership declined by fifteen institutions.

We lost 27 members due to mergers and acquisitions. Although 22 of these members were acquired by other members in our district, five were acquired by out-of-district institutions.

We gained 12 new members by adding three commercial banks, six credit unions, two CDFIs, and one insurance company during 2018, as we continue to work toward our goal of building a stronger cooperative by adding new members.

In addition to having access to the Bank as a source of standby liquidity, 80% and 83% of our total number of members used one or more of our credit products such as advances, standby letters of credit, or the MPF Program at some point during each of 2018 and 2017.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mission Asset Ratio

The following table represents our view of the mission-focused business we do as a cooperative bank.

Average par value for the year ended December 31,	2018	2017
Advances	$55,476	$46,989
Mortgage assets (Acquired Member Assets - AMA)	5,944	5,038
Primary mission assets	$61,420	$52,027
Consolidated obligations	$86,388	$77,338
Primary mission asset ratio	71.1%	67.3%

Supplemental mission assets and activities as of December 31,	2018	2017
MPF Program Loans held by other third party investors	$18,904	$18,424
Member standby letters of credit	24,306	19,572
Mission related liquidity	6,964	6,327
Small Business Administration investments	1,752	1,710
Housing authority standby bonds purchased and commitments outstanding	396	367
MPF Loan delivery commitments	336	371
Advance commitments	274	151
Member derivatives	18	26
Community First Fund loans and commitments	46	44
Supplemental mission assets and activities	$52,996	$46,992

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

The FHFA issued an advisory bulletin which provides guidance relating to how the FHFA will assess each FHLB’s core mission achievement. As part of this guidance, the FHFA will assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The primary mission asset ratio will be calculated annually at year-end as part of the FHFA’s examination process, using annual average par values. Based on this ratio, the FHFA has provided the following expectations for each FHLB’s strategic plan:

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

Our primary mission asset ratio for the year ended December 31, 2018, was 71.1%.

In 2016, the FHFA issued a final rule making captive insurance companies ineligible for FHLB membership.  Under this rule, our three captive insurance company members will have their memberships terminated by February 2021.  As a result of this regulatory change, once our three captive insurance company members have their membership terminated and their advances mature, our primary mission asset ratio will be negatively impacted unless we experience an increased demand for advance products.

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

•
Variable-Rate Advances: Variable-rate advances include advances that have interest rates that reset periodically at a fixed spread to an FHLB discount note rate-based index, London Interbank Offer Rate (LIBOR), Federal Funds, or some other index (such as the Secured Overnight Financing Rate (SOFR)). Depending upon the type of advance selected, the member may have an interest-rate cap embedded in the advance to limit the rate of interest the member would have to pay.

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

The FHLB Act authorizes us to make advances to eligible non-member housing associates. By regulation, such housing associates must: (i) be approved under Title II of the National Housing Act; (ii) be chartered institutions having succession; (iii) be subject to the inspection and supervision of some governmental agency; (iv) lend their own funds as their principal activity in the mortgage field; and (v) have a financial condition such that advances may be safely made to it. We must approve a housing associate applicant in order for it to be eligible to borrow. We currently have approved four non-member housing associates that are eligible to borrow from the Bank. We had $21 million in advances outstanding to non-member housing associates at December 31, 2018, and $22 million at December 31, 2017.

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

The availability of alternative funding sources influences the demand and pricing for our advances and can vary as a result of a number of factors, such as the regulatory environment, market conditions, products, members' creditworthiness, and availability of collateral. We compete for advances on the basis of the total cost of our products to our members (which include the rates we charge, required capital stock purchases, and any dividends we pay), credit and collateral terms, prepayment terms, product features such as embedded options, and the ability to meet members' specific requests on a timely basis.

In addition, our competitive environment continues to be impacted by the changes in the interest-rate environment and the extent to which our members use our advances primarily as a back-up source of liquidity as opposed to part of their primary funding strategies. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors on page 17.

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

We provide programmatic and operational support in our role as the administrator of the MPF Program on behalf of the other MPF Banks for a fee. MPF Banks may acquire whole loans from their PFIs to retain on their balance sheet and may purchase or sell participations in MPF Loans with other MPF Banks. With participations, the rights and obligations related to the MPF Loans are shared between the MPF Banks based upon their respective percentage participation interest in the related Master Commitment (MC). As of December 31, 2018, 19% of the overall unpaid principal balance of MPF Loans we own represents participations in other MPF Banks’ MPF Loans. See Risk Factors on page 17 for more information about participations. Other MPF Banks’ PFIs that participate in off balance sheet products sell MPF Loans directly to us.

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

We make customary representations and warranties regarding the eligibility of the off balance sheet MPF Loans to third party investors. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. PFIs make the same representations and warranties to us with respect to the MPF Loans. When a PFI sells a mortgage loan under any MPF Loan product that fails to comply with the representations and warranties, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans if the failure cannot be cured. See Risk Factors on page 17 and Mortgage Repurchase Risk on page 67 for further information about MPF Loans repurchases.

Loss Structure for Credit Risk Sharing Products

For conventional MPF Loan products held in our portfolio, PFIs are required to share in the credit risk associated with the mortgage loans. Each MPF Loan delivered by a PFI is linked to a Master Commitment (MC) and losses arising from a mortgage loan are allocated to the appropriate loss layer in that MC. Credit losses not absorbed by the borrower’s equity in the property and any primary mortgage insurance (if available), are allocated between a PFI and their MPF Bank in the following order:

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

•
The PFI’s CE Amount. The PFI's CE Amount is a direct liability of the PFI to pay credit losses up to a specified amount, which may include proceeds from a provider of supplemental mortgage guaranty insurance (SMI). The CE Amount is determined by the MPF Bank consistent with the AMA Regulation. For further details, see Setting Credit Enhancement Levels on page 65.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Activities

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight Federal Funds sold, and securities purchased under agreements to resell, entered into with or issued by highly rated institutions and other eligible counterparties. For further discussion of unsecured credit exposures related to our short-term investment portfolio, see Unsecured Short Term Investments on page 71.

Our longer-term investment debt securities portfolio includes securities issued by the U.S. government, U.S. government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset-backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from Moody's Investors Service (Moody's), Standard and Poor's Rating Service (S&P), or Fitch Ratings, Inc. (Fitch) at the time of purchase. For a discussion of how recent market conditions have affected the carrying value and ratings of these securities, see Investment Debt Securities by Rating on page 69. For this purpose, GSE includes Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation. Securities issued by GSEs are not guaranteed by the U.S. government.

Under FHFA regulations, we are prohibited from trading debt securities for speculative purposes or engaging in market-making activities. Additionally, we are prohibited from investing in certain types of securities or loans, including:

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

•	non-U.S. dollar-denominated securities.

FHFA regulations further limit our investment in MBS and ABS by requiring that these investments may not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities and we may not exceed our holdings of such securities in any one calendar quarter by more than 50% of our total regulatory capital at the beginning of that quarter. For purposes of calculating the limit on our MBS/ABS portfolio, we value our investments in accordance with FHFA regulations based on amortized cost for securities classified as held-to-maturity or available-for-sale and on fair value for trading debt securities. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. This limitation does not apply to newly issued Ginnie Mae securities that have been created through the MPF Government MBS product that are temporarily owned by the Bank.

Subject to regulatory limitations, we resumed making investments in MBS in June 2018.

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

The FHFA's regulations and our internal derivatives and hedging policies all establish guidelines for our use of interest rate derivatives. These regulations prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 74.

Community Investment Activities

We provide financing and direct funding tools that support the affordable housing and community lending initiatives of our members that benefit very low-, low-, and moderate-income individuals, households, businesses and neighborhoods. Outlined below is a more detailed description of the mission-related programs that we administer and fund:

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

Direct grants are available under our competitive AHP to members in partnership with community sponsors and may be used to fund the acquisition, rehabilitation, and new construction of affordable rental or owner-occupied housing. We awarded competitive AHP subsidies of $28 million for the year ended December 31, 2018, and $26 million for the year ended December 31, 2017, for projects designed to provide housing to 2,566 and 2,366 households, respectively.

In addition, direct grants are available to members under our Downpayment Plus® homeownership set-aside programs and may be provided to eligible homebuyers to assist with down payment, closing, counseling, or rehabilitation costs in conjunction with an acquisition. During the years ended December 31, 2018 and 2017, we awarded $20 million and $18 million through our Downpayment Plus programs to assist 3,507 and 3,122 very low- to moderate-income homebuyers.

During 2019, we anticipate having $35 million available in total for our Downpayment Plus programs and grants through our competitive AHP.

Community Advances Programs and related letters of credit - We offer programs where members may apply for advances or letters of credit to support affordable housing or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our Community Advances programs may be used to finance affordable homeownership housing, multi-family rental projects, industrial and manufacturing facilities, agricultural businesses, healthcare, educational centers, public or private infrastructure projects, or commercial businesses. As of December 31, 2018, and 2017, we had $570 million and $914 million respectively, in advances outstanding under the Community Advances programs and related letters of credit outstanding of $116 million and $142 million.

Community First® Fund - Our Board of Directors approved $50 million in 2011 to supplement our current affordable housing and community investment programs, which became the foundation for the Community First Fund (the Fund). The Fund is an innovative revolving credit facility designed to provide low cost, longer term financing to community development financial institutions, community development loan funds, and state housing finance authorities promoting affordable housing and economic development in our district. We approved our first loans under the Fund in 2014 and as of December 31, 2018, had $45 million in loans outstanding and $1 million in unfunded loan commitments.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Funding

Consolidated Obligations

Our primary source of funds is the sale to the public of FHLB debt instruments, called consolidated obligations, in the capital markets. Additional funds are provided by deposits, other borrowings, and the issuance of capital stock. Consolidated obligations, which consist of bonds and discount notes, are the joint and several liability of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from issuance. Consolidated obligations are issued to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the U.S. government. See Funding on page 48 for further discussion.

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

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. For further discussion of market conditions and their potential impact on us, see Risk Factors on page 17 and Funding on page 50.

Although the available supply of funds from the FHLBs' debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Business Environment

Our financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within our districts of Illinois and Wisconsin, and the conditions in the financial, housing, and credit markets. In particular, our net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy.  We endeavor to manage our interest rate risk by entering into fair value hedge relationships utilizing interest rate derivative agreements to hedge a portion of our advances, available-for-sale debt securities, and debt.  We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate, LIBOR. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in LIBOR. Additionally, we enter into economic hedges using derivative agreements to hedge our mortgage-related assets, which are sensitive to changes in mortgage rates.

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

Our operating results are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. A flattening of the yield curve tends to compress our net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. The performance of our MPF Loans held for investment portfolio is particularly affected by shifts in the 10-year maturity range of the yield curve, which heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products in a refinancing. In addition, our higher yielding private label MBS portfolio continues its expected runoff. As higher coupon MPF Loans mature along with higher yielding private label MBS, the return of principal may not be invested in assets with a comparable yield, resulting in a potential decline in the aggregate yield on the remaining MPF Loans held for investment portfolio and investment debt securities and a possible decrease in our net interest margin.

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

Recent Legislative and Regulatory Developments

Final Rule on FHLB Capital Requirements

On February 20, 2019, the FHFA published a final rule, effective January 1, 2020, that adopts, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) (“Finance Board”) pertaining to the capital requirements for the FHLBs. The final rule carries over most of the prior Finance Board regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that we establish and use our own internal rating methodology (which may include, but not solely rely on, NRSRO ratings). The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in an Advisory Bulletin on FHLB Liquidity Guidance issued by the FHFA in 2018 (see “Advisory Bulletin 2018-07 FHLB Liquidity Guidance” below).

We do not expect this rule to materially affect our financial condition or results of operations.

FDIC Final Rule on Reciprocal Deposits

On February 4, 2019, the FDIC published a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits” that implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule exempts, for certain insured depository institutions (“depositories”), certain reciprocal deposits - deposits acquired by a depository from a

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits - from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.

We continue to evaluate the potential impact of the final rule, but currently do not expect the rule to materially affect our financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

Final Rule on Golden Parachute and Indemnification Payments

On December 20, 2018, the FHFA published a final rule, effective January 22, 2019, on golden parachute and indemnification payments (“Golden Parachute Rule”) to better align the Golden Parachute Rule with areas of the FHFA’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards the FHFA would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLB or the Office of Finance to an entity-affiliated party when such entity is in a troubled condition, in conservatorship or receivership, or insolvent. The final rule amendments:

•
focus the standards on payments to and agreements with executive officers, broad-based plans covering large numbers of employees (such as severance plans), and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoing; and

•	revise and clarify definitions, exemptions and procedures to implement the FHFA’s supervisory approach.

We do not expect this rule to materially impact our financial condition or results of operations.

Final Rule Amending AHP Regulations

On November 28, 2018, the FHFA published a final rule, effective December 28, 2018, that amends the operating requirements of the FHLBs’ AHP.  The final rule retains a scoring criteria method for awarding competitive AHP subsidies, but allows us to create multiple pools of competitive funds in order to target specific affordable housing needs in our district. The final rule amendments also:

•	revise the scoring criteria to create different and new scoring priorities;

•	remove the retention agreement requirement on owner-occupied units using the subsidy solely for rehabilitation;

•	increase the per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

•	clarify the requirements for remediating AHP noncompliance;

•	prohibit our Board of Directors from delegating approval of AHP strategic policy decisions to a committee; and

•	further align AHP monitoring with certain federal government funding programs.

The majority of the rule’s provisions take effect January 1, 2021, while the owner-occupied retention agreement requirements, take effect January 1, 2020. We do not expect this rule to materially affect our financial condition or results of operations.

FHFA Proposed Rule on Housing Goals

On November 2, 2018, the FHFA published a proposed rule that would amend its existing Federal Home Loan Bank Housing Goals regulation. The proposed amendments are intended to replace existing FHLB housing goals with a more streamlined set of goals. While the existing housing goals are established retrospectively, the proposed rule would establish the levels of annual housing goals in advance, thereby eliminating uncertainty about housing goals from year-to-year. If adopted as proposed, the proposed amendments would:

•	eliminate the $2.5 billion AMA mortgage purchase volume threshold that triggers the application of housing goals;

•
establish the target level for the new prospective AMA mortgage purchase housing goal at 20 percent of total AMA mortgage purchases that are for very low-income families, low-income families, or families in low-income areas, and require that at least 75 percent of all mortgage purchases that count toward the goal be for borrowers with incomes at or below 80 percent of the area median income;

•
establish a goal that 50 percent of AMA program users meet the definition of “small members” whose assets do not exceed the “community financial institution” asset cap, which under FHFA regulations is currently $1.199 billion; and

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•	allow the FHLBs to request FHFA approval of alternative target percentages for mortgage purchase housing goals and small member participation goals.

We submitted a joint comment letter with the other FHLBs on the proposed rule on January 29, 2019. We continue to evaluate the proposed rule but do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations.

OCC, FRB, FDIC, Farm Credit Administration and FHFA Final Rule on Margin and Capital Requirements for Covered Swap Entities

On October 10, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and the FHFA published a final rule, effective November 9, 2018, that amended each agency’s rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final qualified financial contract (QFC) rules. The final rule also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The QFC rules previously published by the OCC, FRB and FDIC require their respective regulated entities to amend covered QFCs to limit a regulated entity’s counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).

We do not expect this rule to materially affect our financial condition or results of operations.

Final Rule on Indemnification Payments

On October 4, 2018, the FHFA published a final rule establishing standards for identifying when an indemnification payment by an FHLB or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by FHFA is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

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

The rule also outlines the process the Board of Directors must undergo prior to making a permitted payment related to expenses of defending an action. The rule became effective November 5, 2018. We do not expect this rule to materially affect our financial condition or results of operations.

Advisory Bulletin 2018-07 FHLB Liquidity Guidance

On August 23, 2018, the FHFA issued an Advisory Bulletin on FHLB liquidity (the “Liquidity AB”) that communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable us to provide advances and letters of credit to members. The Liquidity AB rescinds the 2009 liquidity guidance previously issued by the FHFA. Contemporaneously with the issuance of the Liquidity AB, the FHFA issued a supervisory letter that identifies initial thresholds for measures of liquidity within the established ranges set forth in the Liquidity AB.

The Liquidity AB provides guidance on the level of on balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off balance sheet commitments from standby letters of credit (“SLOCs”). In addition, the Liquidity AB provides guidance related to asset/liability maturity funding gap limits.

With respect to base case liquidity, the FHFA revised previous guidance that required us to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity AB, we are required to hold positive cash flow assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. The Liquidity AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to SLOCs, the guidance states that we should maintain a liquidity reserve of between one percent and 20 percent of our outstanding SLOC commitments.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity AB provides guidance on maintaining appropriate funding gaps for three-month (-10 to -20 percent) and one-year (-25 to -35 percent) maturity horizons. The Liquidity

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding.

The Liquidity AB also addresses liquidity stress testing, contingency funding plans and an adjustment to our core mission achievement calculation. Portions of the Liquidity AB were implemented on December 31, 2018, with further implementation to take place on March 31, 2019 and full implementation on December 31, 2019. While we are still analyzing the impact of the Liquidity AB, it will require us to hold an additional amount of liquid assets to meet the new guidance, which could reduce our ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that we must adjust pricing for our short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. Additionally, subject to market conditions, our cost of funding may increase if we are required to achieve the appropriate funding gap with longer term funding.

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by Board of Governors of the Federal Reserve System.

On August 6, 2018, the Board of Governors of the Federal Reserve System published a final rule, effective October 5, 2018, establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies (GSIBs) in the United States. These entities are considered to be covered companies under the rule. The FHLB are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBs must be monitored, and reported on as required, by any entity that is a covered company under this rule.

Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLB and, if applicable, (in certain cases) economically interdependent entities in excess of 25 percent of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLB, but generally includes collateral pledged to an FHLB in excess of a covered company’s outstanding advances. Also included towards a covered company’s net credit exposure is its investment in FHLB capital stock and debt instruments, deposits with an FHLB, FHLB-issued letters of credit where a covered company is the named beneficiary, and other obligations to an FHLB, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLB. Intra-day exposures are exempt from the final rule.

With respect to the FHLBs’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLB or the FHLB system.

The final rule gives major covered companies (i.e., the GSIBs) until January 1, 2020 to comply, and all other covered companies will have until July 1, 2020 to comply. We do not expect the rule to materially affect our financial condition or results of operations.

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

Taxation and AHP Assessments

We are exempt, by statute, from all federal, state, and local taxation except for real estate property taxes, which are a component of our lease payments for office space or on real estate we own as a result of foreclosure on MPF Loans. In lieu of taxes, we set aside funds for our AHP at a calculated rate of 10% of income before assessments. For details on our assessments, see Note 11 - Affordable Housing Program to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 1A.    Risk Factors.
Business Risks

A prolonged downturn in the U.S. housing markets and other economic conditions, and related U.S. government policies may have an adverse impact on the business of many of our members, and our business and results of operations.

Our business and results of operations are sensitive to the U.S. housing and mortgage markets, as well as international, domestic and district-specific market and economic conditions. Although in 2018, U.S. economic activity expanded and the Federal Reserve raised interest rates four times, the Federal Reserve continues to monitor global economic and domestic inflation and employment developments closely. If these conditions deteriorate, including as a result of domestic conditions or global instability, our business and results of operations could be adversely affected.

In 2018, conditions in the U.S. housing market were mixed, as decreased unemployment, home price appreciation and lower mortgage delinquency rates were tempered by higher mortgage rates that slowed home sales in the second half of the year. If there are additional adverse trends in the mortgage lending sector and general business and economic conditions deteriorate significantly, our members' credit characteristics may deteriorate, which could cause them to become delinquent or to default on their advances and other credit obligations. As of February 28, 2019, we have not experienced any member payment defaults. In addition, declines in real estate prices or loan performance trends or increases in market interest rates could result in a reduction in the fair value of our collateral securing member credit and the fair value of our mortgage-backed securities investments. This change could increase the possibility of under-collateralization and the risk of loss in case of a member's failure, or increase the risk of loss on our mortgage-backed securities investments because of additional credit impairment charges. Also, deterioration in the residential mortgage markets could negatively affect the value of our mortgage loan portfolio and result in possibly additional realized losses if we are forced to liquidate our mortgage portfolio. Moreover, a negative trend in the housing and mortgage markets could result in a decline in advance levels and adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

We are a GSE organized under the authority of the FHLB Act and are governed by Federal laws and the regulations of the FHFA. From time to time, Congress has amended the FHLB Act and adopted other legislation in ways that have significantly affected the FHLBs and the manner in which the FHLBs carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations or guidance adopted by the FHFA or other agencies could have a negative effect on our ability to conduct business or our costs of doing business.

The FHFA’s extensive regulatory authority over the FHLBs includes, without limitation, the authority to liquidate, merge, consolidate, or redistrict the FHLBs. The FHFA also has authority over FHLB liquidity and capital requirements, and authority over the scope of permissible FHLB products and activities (including the authority to impose limits on those products and activities). The last Director of the FHFA’s term ended on January 6, 2019 and the acting FHFA Director is now serving until a permanent Director is approved by the U.S. Senate. We may be impacted by any change in regulatory environment resulting from a replacement of the FHFA Director. We can not predict whether the FHFA may issue future rule changes that could impact our business or our members.

Changes in our statutory or regulatory requirements or policies or in their application could result in changes in, among other things, our membership base; our cost of funds; liquidity requirements; retained earnings and capital requirements; accounting policies; debt issuance limits; dividend payment limits; the form of dividend payments; capital redemption and repurchase limits; permissible business activities; advance pricing and structure; letter of credit pricing; compliance requirements; operational processes; and the size, scope, or nature of our lending, investment, or MPF Program activities; all and any of which could be detrimental to our business operations and financial condition. See Recent Legislative and Regulatory Developments on page 13 for more information about recent regulatory developments.

In addition, as Congress and the Administration continue to consider reforms to the U.S. housing finance system, including the resolution of Fannie Mae and Freddie Mac, any legislative proposals or administrative actions could directly or indirectly impact GSEs that support the U.S. housing market, including the FHLBs.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Moreover, new or modified legislation or regulations governing or impacting our members and counterparties may affect our ability to conduct business or cost of doing business. For example, the Bank, its members, and counterparties have been impacted by the regulations under the Dodd-Frank Act, which made significant changes to the overall regulatory framework of the U.S. financial system. Specifically, regulatory changes under Dodd-Frank have impacted how our insured depository members manage their liquidity and capital, and may impact the demand for our advances. Additionally, the 2018 adoption of the regulation modifying Dodd-Frank provisions and the rules implementing these changes may make alternative funding sources more attractive to our members, and negatively impact our advances and letters of credit levels. We cannot predict the prospects for any additional future amendments to, or the potential repeal of, the Dodd-Frank Act, or how these changes may impact our business.

We face competition for advances and access to funding, which could adversely affect our business.

Our primary business is making advances to members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBs with which members have a relationship through affiliates. While our advances increased significantly from 2013 through 2018, we cannot predict the volume of future advance borrowings of our members in the longer term. As many members continue to have sufficient levels of liquidity and funds through deposits and investments, decrease the size of their balance sheets to improve their capital positions, diversify or have access to alternative funding sources, our advance levels could decrease. Moreover, if we are unable to structure our advance products and pricing to satisfy the liquidity requirements of our depository members and the specific funding requirements of all members, our members may turn to other sources of liquidity and our advance levels could decrease.

We may make changes in policies, programs, and agreements affecting members' access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services. As a result of these changes some members may choose to obtain financing from alternative sources. For example, we may make changes to our collateral guidelines, including changes in the value we assign to collateral which members are required to pledge to secure their outstanding obligations, including advances. To the extent that members view this tightening of credit and collateral requirements as unfavorable, we may experience a decrease in our levels of business which may negatively impact our results of operations or financial condition. Further, many competitors are not subject to the same regulations as us, which may enable those competitors to offer products and terms that we are not able to offer. Any change made in pricing our advances to compete with these alternative funding sources may decrease our profitability on advances. Additionally, as we manage our refunding risk and maintain compliance with our liquidity requirements, any resulting increase in advance pricing may decrease demand for our advances. State and federal regulators’ perception of the stability and reliability of our advances can also directly impact the amount of advances used by our members. A decrease in advance demand or a decrease in profitability on advances could adversely impact our financial condition and results of operations.

The FHLBs also compete with the U.S. government, Fannie Mae, Freddie Mac, and other government-sponsored enterprises (GSEs), as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the domestic and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost. Increased competition could adversely affect our ability to access funding, reduce the amount of funding available to us, or increase the cost and type of funding available to us. For example, a change in the types or an increase in the amount of U.S. Treasury issuances, such as in response to the U.S. government's fiscal budgeting process or statutory debt limits, may affect our ability to raise funds because it provides alternative investment options. In addition, to the extent investors perceive Fannie Mae or Freddie Mac or other issuers as having higher levels of government support, their debt securities may be more attractive to investors than FHLB System debt. To the extent that the FHLB System experiences lower debt funding requirements, including in response to lower advance demands, our debt funding costs could increase. Any of these results could adversely affect our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

At December 31, 2018, our five largest advance borrowers held 59.1 percent of total advances outstanding. The loss of significant members or a significant reduction in the level of business they conduct with us would likely lower overall demand for our products and services in the future and adversely impact our financial condition and results of operations.

In 2016, the FHFA adopted regulatory changes that disqualified captive insurance companies from FHLB membership. This rule impacts our three captive insurance company members who will have their memberships terminated by February 2021. As of December 31, 2018, these captive insurance company members had $13.5 billion in advances outstanding at par, which was 25.7 percent of our total advances outstanding. The advances to our captive insurance company members, which may remain outstanding until they mature, have a weighted remaining tenor of 5.2 years as of December 31, 2018. However, after our captive insurance company members have their membership terminated and once their advances mature, advance and capital stock levels would decrease. Unless we experience an increased demand for our advance products from our current or future members, this will result in a material decrease in our outstanding advance levels and our results of operation may be adversely affected. Further, we could experience lower demand for advances and other products and services, including letters of credit, and our primary mission asset ratio may be negatively impacted. The magnitude of the impact will depend, in part, on our size and profitability at the time of membership termination or maturity of related advances.

Additionally, statutory or regulatory requirements have contributed to consolidation in the financial industry, and could reduce the number of current and potential members in our district. Additionally, for a variety of reasons, including regulatory pressure to simplify their organizational structures, parent institutions may decide to dissolve our members or merge our members out of district, resulting in our loss of such members. We lost 27 members due to mergers and acquisitions in 2018. Twenty-two of these members were acquired by other members in our district and five were acquired by out-of-district institutions. As the financial services industry continues to experience consolidation or the pressure to simplify their organizational structures, and to the extent new or modified legislation, the low interest rate environment, and technological challenges negatively impact our members, we may lose a member or members whose business and capital stock investments are significant to our business. This loss of business could negatively impact our business operations, financial condition, and results of operations.

Compliance with regulatory contingency liquidity guidance could restrict investment activities and adversely impact net interest income.

We are required to maintain sufficient liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two hypothetical scenarios for the treatment of maturing advances as described in Liquidity Measures on page 48. As further discussed in Recent Legislative and Regulatory Developments on page 15, the FHFA recently issued new guidance on liquidity (the “Liquidity AB”), which goes into effect on March 31, 2019, communicating the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBs to fund advances and letters of credit for members during a sustained capital markets disruption.

To satisfy our current liquidity requirements, we maintain increased balances in short-term investments, and the Liquidity AB will require us to hold additional liquid assets. Maintaining large balances of liquid assets reduces our ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. Additionally, to the extent that the Bank adjusts pricing for its short-term advances and letters of credit as a result of the Liquidity AB, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels, and ultimately our net income.

In certain circumstances, we may need to fund overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances. As a result, our net interest income on investments and advances may be reduced.

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

In January 2019 the FHFA published a final rule, as further discussed in Recent Legislative and Regulatory Developments on page 13, that revises the credit risk component of the risk-based capital requirement for the FHLBs, as well as the limitation on extensions of unsecured credit and derivative exposure. The new rules may require us to hold additional capital for certain on-balance sheet and off-balance sheet financial instruments and require us to hold capital for potential exposure on its cleared derivatives, which may adversely impact our financial condition and results of operations.

Changes in the perception, status or regulation of GSEs and the related effect on debt issuance could reduce demand or increase the cost of the FHLBs' debt issuance and adversely affect our earnings.

The FHLBs are GSEs organized under the authority of the FHLB Act and are authorized to issue debt securities to fund their operations and finance housing development in the United States. In the past, negative announcements by any of the housing GSEs concerning topics, such as accounting problems, risk-management issues, or regulatory enforcement actions, have created pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk. Any such negative information or other factors could result in the FHLBs having to pay a higher rate of interest on consolidated obligations to make them attractive to investors, which could negatively affect the FHLBs' results of operations or access to funding.

The scope, timing, and effect of any regulatory reform affecting the GSEs, including the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac and resulting changes in the regulation or status of the GSEs, could have a significant effect on the FHLB system and could negatively change the perception of the risks associated with the GSEs and their debt securities. This change in the perception of risk could adversely affect the FHLBs’ funding costs, access to funding, competitive position, and ultimately, the Bank’s financial condition and results of operations. Additionally, investor concerns about U.S. agency debt and the U.S. agency debt market may also adversely affect the FHLBs' competitive position and result in higher funding costs, which could negatively affect our earnings.

Failure to scale the size or composition of our balance sheet and our cost infrastructure to the economic environment or member demand for our products, and maintain an appropriate liquidity and funding balance between our assets and liabilities, may have a material adverse effect on our results of operations and financial condition.

During 2018, we experienced moderate growth as purchases exceeded pay downs and maturities within our MPF Loans held in portfolio. However, to the extent our new MPF Loan purchases are insufficient to offset pay downs in the future, our balance sheet would decrease over time. The same risk may apply to our investment securities portfolio in light of our regulatory limitations on purchasing MBS and ABS investments. Additionally, while our advances increased significantly from 2013 through 2018, we cannot predict the volume of future advance borrowings of our members in the longer term. If our increase in expenses outpaces our increase in income, or if we were to become a smaller sized institution, or the composition of our balance sheet significantly changes in some manner, whether as a result of the economic environment or other factors, we would be presented with challenges, such as reducing our cost infrastructure and creating a balance sheet with earning assets that would support that cost infrastructure while providing for future dividends at an appropriate level. Structuring such a balance sheet would be more challenging in a low interest rate environment. In addition, as we incur development and operating costs related to new products and initiatives, we may not generate enough member demand and volume to recover such costs. For example, costs related to operating some of our MPF products exceed the revenue generated by these products at 2018 year end by an amount that is not currently material but which could become so in the future. Regulatory requirements, including our mission asset ratio requirement and liquidity guidance, as further described on pages 5 and 15, respectively, may also have an effect on how we manage our balance sheet and cost infrastructure. If we are unable to successfully maintain our balance sheet and cost infrastructure at an appropriate composition and size scaled to member demand, our results of operations and financial condition may be negatively impacted.

We are sensitive to maintaining an appropriate liquidity and funding balance between our financial assets and liabilities, and we measure and monitor the risk of refunding such assets as liabilities mature (refunding risk). In measuring the level of assets requiring refunding, we take into account their contractual maturities. In addition, we make certain assumptions about their expected cash flows. However, our earnings and our ability to conduct our business may be adversely impacted to the extent we insufficiently maintain an appropriate liquidity to funding balance between our financial assets and liabilities. Additionally, as

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

described in Recent Legislative and Regulatory Developments on page 15, we are subject to regulatory oversight with respect to maintaining an appropriate funding gap. Subject to market conditions, our cost of funding may increase if we are required to achieve the appropriate funding gap by using longer term funding, on which we generally pay higher interest than on our short-term funding.

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

Our business model is based on the goal of maintaining a balance between our housing mission and our objective to provide a reasonable return on our members' investment in the cooperative. We work to achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay a reasonable dividend on our Class B2 membership stock and a higher dividend on Class B1 activity stock in order to recognize those members that are using our products, which contributes to the overall health of the entire cooperative. See Dividend Payments on page 59. Typically, our capital grows when members are required to purchase additional capital stock as they increase certain product usage and our capital declines when we repurchase excess capital stock from members as their usage declines such as through our automatic weekly repurchase program.

Under FHFA regulations, the FHLBs may pay dividends on their stock only out of previously retained earnings or current net income, and our ability to pay dividends is subject to statutory and regulatory restrictions and is dependent upon our ability to continue to generate net income. Further, the level of our dividend payments is restricted by our retained earnings and dividend policy as further described under Retained Earnings and Dividend Policy section on page 59. If we are unable to maintain a reasonable level of net income, we may become unable to pay dividends or maintain a higher dividend on Class B1 activity stock or the level of dividends could be significantly reduced.

To the extent that current and prospective members determine that our dividend is insufficient or our ability to pay future dividends or repurchase excess capital stock becomes limited, we may be unable to expand our membership and may experience decreased member demand for products requiring capital stock purchases and increased membership requests for withdrawals that may adversely affect our results of operations and financial condition.

In addition, in recent years we’ve made substantial changes to our Capital Plan to reduce the cost of membership through reduced membership stock requirements. We also offer the Reduced Capitalization Advance Program (“RCAP”), which reduces a member’s activity stock requirement for certain advances as further discussed in Reduced Capitalization Advance Program on page 56.To the extent that we are unable to maintain our current capital stock requirements and continue to offer RCAP, or to the extent we effect future changes to our capital plan, member utilization of the Bank may be impacted, which in turn may adversely affect our results of operations and financial condition.

A decline and shift in mortgage originations, the competitive landscape, and the loss of certain PFIs in the future may negatively impact our business.

Mortgage originations are declining, with the bulk of new originations coming from non-bank originators, like “FinTech” companies, who are not eligible to be members of the FHLBs and therefore not eligible to participate in our MPF Program. As a result, we may experience a decrease in volume available to purchase from our PFIs. In addition, PFIs may stop selling loans under the MPF Program due to mergers with or into other organizations, or as a result of market competition. To the extent a sufficient number of our PFIs experience a decline in new mortgage originations or discontinue selling under the MPF Program, and we do not gain a sufficient number of new PFIs to offset such decline or departures, we may incur a decrease in volume available to purchase from our PFIs.

During 2018, the top five PFIs, in the aggregate, accounted for 61% of our MPF on balance sheet purchases held in portfolio. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Restrictions on the redemption, repurchase, or transfer of our capital stock could result in an illiquid investment for the holder.

Under the GLB Act and FHFA regulations, and our Capital Plan, our capital stock is subject to redemption upon the expiration of a five-year redemption period. Only capital stock in excess of a member's or former member's minimum investment requirement that was subject to a redemption request, capital stock of a member that has submitted a notice to withdraw from membership, or capital stock held by a member whose membership has been terminated may be redeemed at the end of the applicable redemption period. Further, we may elect to repurchase excess stock from time to time at our sole discretion without regard to the five-year redemption period. We are currently repurchasing all excess class B2 membership stock on a weekly basis at par, although members may continue to request repurchase of excess stock in addition to the automatic weekly repurchase.

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

While new MPF Loan purchases exceeded pay downs of our MPF Loans held in portfolio in 2018, future MPF Loan purchases may be insufficient to offset pay downs and maturities of our MPF Loan portfolio. Additionally, while we resumed making investments in MBS in June 2018 subject to FHFA regulatory limits, the amount of new MBS purchases did not exceed the amount of maturities or pay downs on an average basis year to date. Thus, our overall earning potential may be negatively impacted to the extent that decreases in our MPF Loan portfolio and investments portfolios are not offset by new purchases. Moreover, any new investments we make may not be on as favorable terms or generate as much expected income as our maturing investments, on either a risk-adjusted or absolute basis.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

We depend on the FHLBs' ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets, including the short-term capital markets due to our continued reliance on discount note funding. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions, such as investor demand and liquidity in the financial markets, which are beyond the control of the FHLBs. The severe financial and economic disruptions during the most recent financial crisis, and the U.S. government’s dramatic measures enacted to mitigate the effects, affected the FHLBs’ funding costs and practices. Our ability to operate our business, meet our obligations, and generate net interest income depends primarily on the ability of the FHLB System to issue debt frequently to meet member demand and to refinance our existing outstanding consolidated obligations at attractive rates, maturities, and call features, when needed. A significant portion of our advances are issued at interest rates that reset periodically at a fixed spread to an FHLB discount note rate-based index, so member demand for such advances may decrease to the extent that the FHLB System is unable to continue to issue debt at attractive rates.

The sale of FHLB consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments and government programs and policies that affect the relative attractiveness of FHLB consolidated obligations and the impact of government shutdowns. For example, regulations related to capital and liquidity have impacted how debt dealers are managing their balance sheets. In addition, recent money market reform resulted in a significant increase in demand for government funds, agency debt, and FHLBs’ short-term consolidated obligations. While this increased demand benefited the FHLBs’ ability to raise short-term liquidity at attractive costs, such demand may be short-term in nature as money market investor risk and return preferences and money market regulatory requirements could change over time. A decrease in this demand could, given the FHLBs’ concentration in money market investors, lead to significant investor outflows and our funding costs and/or access to the capital markets may be adversely affected. Additionally, the FHLB System currently plays a predominant role as lenders in the federal funds market; therefore, any disruption in the federal funds market or any related regulatory or policy change may adversely affect our cash management activities, results of operation and reputation.

Additionally, we have a significant amount of discount notes outstanding with maturities of one year or less. We are exposed to liquidity risk if there is any significant disruption in the short-term debt markets. If a disruption were prolonged, we may not be able to obtain funding on acceptable terms. Any significant disruption that would prevent us from re-issuing discount notes for an extended period of time as they mature may require us to recognize a loss of up to $25.9 million of currently open (as of December 31, 2018) deferred hedge costs out of accumulated other comprehensive income. Without access to the short-term debt markets, the alternative longer-term funding, if available, would increase funding costs and interest-rate risk exposure, and could cause us to increase advance rates, potentially adversely affecting demand for advances. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected. As a result, our inability to manage our liquidity position or our contingency liquidity plan to meet our obligations, as well as the credit and liquidity needs of our members, could adversely affect our financial condition and results of operations, and the value of FHLB membership.

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

Our FFELP ABS investments are securitizations of student loans that are guaranteed by guarantee agencies whose guaranties are reinsured by the U.S. Department of Education, or re-securitizations of such FFELP ABS. As of December 31, 2018, we held $3.8 billion of FFELP ABS investments.

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

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. However, it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021, or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere.

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. ARRC has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to LIBOR. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018 and the FHLB System issued its first SOFR-linked debt in the market on November 13, 2018.

As noted throughout this Form 10-K, many of the Bank’s assets and liabilities are indexed to LIBOR. The Bank is evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR, or any other alternative rate. There can be no guarantee that SOFR will become widely used and that alternatives may or may not be developed with additional complications. Introduction of an alternative rate also may introduce additional basis risk for market participants including the Bank as an alternative index is utilized along with LIBOR. Additionally, the infrastructure necessary to manage hedging in the alternative reference rate still needs to be built out, and the transition in the markets, and adjustments in the Bank's systems, could be disruptive. The Bank is not able to predict whether LIBOR will cease to be available after 2021,

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of a possible transition to SOFR or an alternate replacement will have on the Bank’s business, financial condition, or results of operations.

Changes in interest rates or an inability to successfully manage interest-rate risk could have a material adverse effect on our net interest income.

We realize net interest income primarily from the spread between interest earned on our outstanding advances, MPF Loans, and investments less the interest paid on our consolidated obligations and other liabilities. When interest rates increase, we may experience extension risk, which is the risk that our mortgage-based investments will remain outstanding longer than expected at below-market yields. Therefore, any rapid change in interest rates could adversely affect our net interest income. Conversely, very low interest-rate environment could adversely impact us in various ways, including lower market yields on investments and faster prepayments on our investments with associated reinvestment risk. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted as a result. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 74 for additional discussion and analysis regarding our sensitivity to interest rate changes and the use of derivatives to manage our exposure to interest-rate risk.

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

Advances. Despite an improved U.S. economy and housing markets in 2018, some financial institutions, including some of our members, remain under financial stress exposing us to greater risk that one or more of our members may default on their outstanding obligations to us, including the repayment of advances.

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

The insolvency of one of our largest derivatives counterparties combined with an adverse change in the market before we are able to transfer or replace the derivative contracts could adversely affect our financial condition and results of operations. Further, to the extent that we have pledged collateral under the requirements of the derivative contract and the fair market value of the collateral increases above the value of the derivatives contract, we may experience delays in having our collateral returned or could experience losses if the counterparty fails to return the collateral.

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

Federal Funds. We invest in Federal Funds sold in order to ensure the availability of funds to meet members' credit and liquidity needs. Because these investments are unsecured, our credit policies and FHFA regulations restrict these investments to short-term maturities and certain eligible counterparties. If the credit markets experience disruptions, it may increase the likelihood that one of our Federal Funds counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our Federal Funds investments, see Unsecured Short Term Investments on page 71.

Securities Purchased Under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third party custodian.  If the credit markets experience disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a credit loss.  See the table in Investment Securities by Rating on page 69 for a summary of counterparty credit ratings for these investments.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Our MPF Program products have different risks than those related to our traditional advances products, which could adversely impact our results of operations.

The MPF Program, as compared to our advances products, is more susceptible to credit losses. As the U.S. housing market continued to improve during 2018, our allowance for credit losses on our MPF Loan portfolio continued to decline consistent with the general positive trends in the housing markets and smaller portfolio of MPF Loans held on our balance sheet. However, to the extent that economic conditions weaken and regional or national home prices decline, we could experience higher delinquency levels and loss severities on our MPF Loan portfolio in the future.

We are exposed to losses on our conventional MPF Loans held in our portfolio through our obligation to absorb losses up to the FLA and to the extent those losses are not recoverable from PFIs from withholding performance-based CE Fees (Recoverable CE Fees). Our FLA exposure as of December 31, 2018 is $135 million. The next layer of losses after the FLA is allocated to the PFI, or SMI, as applicable, through the CE Amount. If losses accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA or that may otherwise exceed the PFI's CE Amount and Recoverable CE Fees. Further, the PFIs may experience credit deterioration and default on their credit enhancement obligations, which, to the extent not offset against collateral provided by the PFIs, could cause us to incur additional losses and have an adverse effect on our results of operations.

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

We are exposed to mortgage repurchase liability in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third party investors under the MPF Direct Product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. If the PFI from which we purchased an ineligible MPF Loan is viable, we can require the PFI to repurchase that MPF Loan from us or indemnify us for related losses. Under the MPF Direct product, if a PFI is insolvent, our repurchase liability is limited to a PFI’s failure to deliver the required loan documentation and excludes repurchases for breaches of loan level representations and warranties. In addition, if we purchase the ineligible MPF Loan from a PFI of another MPF Bank, the MPF Bank will indemnify us for any losses we may incur. As of December 31, 2018, we had $24 million of repurchase requests and indemnifications outstanding to PFIs related to MPF Xtra loans and no outstanding repurchase requests or indemnifications for our MPF Direct and MPF Government MBS products. Because repurchase requests from third party investors may be made up until full repayment of a loan rather than when a purported defect is first identified, repurchase requests received as of a particular date may not reflect total repurchase liability for loans outstanding as of that date. In certain circumstances, third party investors may not make a repurchase or indemnification request until a loan becomes past due or defaults. PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio, as further discussed in Mortgage Repurchase Risk on page 67.

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

A portion of our portfolio represents participation interests in mortgage loans acquired under the MPF Program from other FHLBs. PFIs located in other FHLB districts provide servicing and credit enhancement for these MPF Loans and we rely on the FHLB from the district in which the PFI is located to manage the related credit risk and enforce the PFI's obligations. If there were losses arising from these MPF Loans and the other FHLB were to fail to manage the risk of PFI default or enforce the PFI's obligations, we could incur losses in the event of a PFI default.

We are jointly and severally liable for the consolidated obligations of other FHLBs.

Under the FHLB Act, we are jointly and severally liable with other FHLBs for consolidated obligations issued through the Office of Finance. If another FHLB defaults on its obligation to pay principal or interest on any consolidated obligation, the FHFA has the ability to allocate the outstanding liability among one or more of the remaining FHLBs on a pro rata basis or on any other basis that the FHFA may determine. The likelihood of triggering our joint and several liability obligation depends on many factors, including the financial condition and financial performance of the other FHLBs. For example, to the extent one or more FHLBs had significant unsecured credit exposures outstanding at the time of counterparty failure, the affected FHLBs may fail to meet their obligations to pay principal or interest on consolidated obligations. If we were required by the FHFA to make payment on consolidated obligations beyond our primary obligation, our financial condition, and results of operations could be negatively affected.

The occurrence of a major natural or other disaster, especially one affecting our district, could negatively impact our business and results of operations.

The occurrence of a major natural or environmental disaster, terrorist attack, pandemic, or similar event (a “major disruptive event”), especially one affecting our district, could negatively impact our business and results of operations. A major disruptive event that either damages or destroys real estate securing mortgage loans or negatively impacts the ability of borrowers to continue to make principal and interest payments on mortgage loans could increase delinquency rates and default rates, and negatively impact our collateral, MPF Loan portfolio, MBS investments, community investment programs, or cause our members to become delinquent or to default on their advances and other credit obligations to us. For example, three significant hurricanes impacted the southeastern coasts of the United States and Puerto Rico in 2017 and significant wildfires occurred in California in 2018. While we do not expect that the potential losses resulting from these hurricanes and wildfires will have a material effect on our financial condition or results of operations in future periods, there can be no assurance that another major disruptive event, depending on its geographic impact, magnitude, scope and nature, will not generate significant losses to our business.

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

Our operations rely on the secure processing, storage, and transmission of a large volume of personally identifiable information of mortgage loan borrowers, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. We rely heavily on communications, information systems and the internet to conduct our business. The continued occurrence of high-profile data breaches at other financial institutions indicates the continuing existence of an external environment with diverse and sophisticated methods of data exfiltration. Other companies have also reported breaches and other attacks, some severe, intended to disable or degrade services, sabotage systems, and/or obtain improper access to confidential or proprietary information. This environment demands that we engage in ongoing monitoring of the effectiveness of our security controls, engage in proper testing of our security controls and responses, and implement changes as needed to mitigate security vulnerabilities. Despite these efforts, it is possible our security controls over personal data, our training of workers and vendors on data security, and other practices we follow may not prevent the improper access to, or

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

disclosure of personally identifiable information, or other confidential information that we or our vendors store and manage. We are also subject to the risk of unauthorized access to, and transmission of, confidential or proprietary information by workers. The materiality of such risks depends on the nature, extent, and potential magnitude of a potential incident or attack. Improper disclosure of personally identifiable information or other confidential or proprietary information could harm our reputation, financial performance, and customer and vendor relationships, lead to legal exposure to borrowers, subject us to liability under laws that protect personal data, result in litigation or regulatory investigations, and impact our competitive position.

Additionally, cyberattacks, including computer hacking, vandalism, malware, phishing, or computer viruses may lead to shutdowns or disruptions in our systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate or timely preventative measures. Our cyber risk and other insurance might not be sufficient to cover us against claims related to security incidents, breaches, cyberattacks and other related events. Efforts to protect our information technology networks and systems may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train workers, and to engage third party security experts and consultants.

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

Our business is dependent upon our ability to interface effectively with other FHLBs, members, PFIs, and other third parties. Our products and services involve a complex and sophisticated operating environment supported by operating systems and technologies, which may be purchased, custom-developed, or hosted by third parties. Maintaining the availability, effectiveness, and efficiency of the technology used in our operations, including our information systems, is dependent on the continued timely implementation of technology solutions (including software updates and security patches) and systems necessary to effectively manage the Bank and mitigate risk, which may require significant capital expenditures. If we are unable to maintain or improve these technological capabilities, including retention of key technology personnel and the development of necessary operating and management processes, we may not be able to remain competitive and our business, financial condition, and results of operations may be significantly compromised. To date, we have not experienced any material effect or losses related to significant interruptions in our information systems, cyberattacks or other breaches.

Additionally, failures in our controls, including internal controls over financial reporting, could result from human error, fraud, design flaws, breakdowns in information and computer systems, or natural or man-made disasters. Moreover, lapses in, and inadequacies with respect to, our operating processes, including manual processes and data management, could affect our overall operations, including collateral maintenance. A significant control failure, or a lapse in certain operating processes, could materially impact our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair some or all of the negative effects of such failures. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. A failure in our internal control over financial reporting or a lapse in our operating processes could cause our members to lose confidence in our reported

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

financial information, in our processes, or in us as a whole, subject us to government enforcement actions, and generally, materially, and adversely impact our business and financial condition.

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

We have engaged various vendors to provide us with data center and hosted services that may include hardware, software support, connectivity, and other technology services. Any failure, interruption, or breach in security of these systems or services could result in disruptions in our ability to conduct business. There is no assurance that if or when such incidents do occur, that they will be adequately addressed by us or the third party vendors on whom we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, and results of operations.

Additionally, we rely on the Office of Finance to facilitate the issuance and servicing of our consolidated obligations. A failure, interruption, or breach in the security of the Office of Finance's or their third party vendor’s operating systems could disrupt our access to funds, and may harm our business. Moreover, any operational failure of the Office of Finance or their third party vendors could also expose us to the risk of loss of data or confidential information, or other harm, including reputational damage.

The performance of our MPF Loan portfolio depends in part upon third party servicers and defaults by one or more of these third parties on its obligations to us could adversely affect our results of operations or financial condition.

Mortgage Servicing. We rely on PFIs and third party servicers to perform mortgage loan servicing activities for our MPF Loans held in portfolio. With respect to the MPF Xtra and MPF Government MBS products, we are contractually obligated to Fannie Mae and Ginnie Mae, respectively, with respect to servicing of the related MPF Loans under certain servicing options.

Servicing activities include collecting payments from borrowers, paying taxes and insurance on the properties secured by the MPF Loans, advancing principal and interest under scheduled remittance options, maintaining applicable government agency insurance or guaranty, reporting loan delinquencies, loss mitigation, and disposition of real estate acquired through foreclosure or deed-in-lieu of foreclosure. If current housing market trends negatively decline, the number of delinquent mortgage loans serviced by PFIs and third party servicers could increase. Managing a substantially higher volume of non-performing loans could create operational difficulties for our servicers. In the event that any of these entities fails to perform its servicing duties, we could experience a temporary interruption in collecting principal and interest or even credit losses on MPF Loans or incur additional costs associated with obtaining a replacement servicer if the servicer fails to indemnify us for its breaches. Similarly, if any of our servicers become ineligible to continue to perform servicing activities under MPF Program guidelines, we could incur additional costs to obtain a replacement servicer. If a PFI servicer fails to perform its servicing responsibilities, we can potentially recover losses we incur from the collateral pledged to us under our Advances, Collateral Pledge and Security Agreement with the PFI; however, the amount of collateral pledged thereunder is not sized to cover a specific amount related to servicing obligations. If a third party servicer is not one of our members, we would not have this additional remedy.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of January 31, 2019, we occupy 95,105 square feet of leased office space at 200 East Randolph Drive, Chicago, Illinois 60601.  We also maintain 5,518 square feet of leased space for an off-site back-up facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

Item 3. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. Of the three cases that were filed by the Bank, only the action filed in the Circuit Court of Cook County, Illinois remains active. As of December 31, 2018, the remaining litigation covers three private-label MBS bonds in the aggregate outstanding principal amount of $37 million. As of February 28, 2019, Morgan Stanley & Co., Incorporated, and certain of its affiliates, remain as the sole defendants in the Illinois action.

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

We issue only one class of capital stock, Class B stock, consisting of two sub-classes of stock, Class B1 stock and Class B2 stock which, under our Capital Plan has a par value of $100 per share. As of January 31, 2019, we had 19,919,641 shares of capital stock outstanding, including mandatorily redeemable capital stock recorded as a liability, and we had 730 stockholders of record. For details on our Capital Plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements and Capital Resources on page 55.

Information regarding our cash dividends declared in each quarter in 2017 and 2018, and information regarding regulatory requirements and restrictions on dividends, is set forth in the Retained Earnings & Dividends Policy section on page 59.

The following table presents, by type of institution, the outstanding capital stock holdings of our members and former members. Our capital stock may be redeemed upon five years' notice from the member to the Bank, subject to applicable conditions. For a description of our policies and related restrictions regarding capital stock redemptions and repurchases, see Capital Resources on page 55.

As of	December 31, 2018	December 31, 2017
Commercial banks	$1,123	$967
Savings institutions	241	174
Credit unions	190	149
Insurance companies	143	152
Community Development Financial Institutions	1	1
Total GAAP capital stock	1,698	1,443
Stock reclassified as mandatorily redeemable capital stock (liability)	313	311
Total regulatory capital stock outstanding	$2,011	$1,754

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 6.    Selected Financial Data.

As of or for the years ended December 31,	2018	2017	2016		2015	2014
Selected statements of condition data
Investments [a]	$32,684	$30,683	$28,060		$28,324	$32,745
Advances	52,628	48,085	45,067		36,778	32,485
MPF Loans held in portfolio, net	7,103	5,193	4,967		4,828	6,057
Total assets	92,857	84,355	78,692		70,671	71,841
Consolidated obligation discount notes	43,166	41,191	35,949		41,564	31,054
Consolidated obligation bonds	42,250	37,121	36,903		22,582	34,251
Mandatorily redeemable capital stock (MRCS) recorded as a liability	313	311	301		8	9
Capital stock	1,698	1,443	1,711		1,950	1,902
Retained earnings	3,536	3,297	3,020		2,730	2,406
Total capital	$5,289	$4,852	$4,695		$4,652	$4,526
Other selected data at period end
Member standby letters of credit outstanding	$24,306	$19,572	$10,828		$6,678	$3,617
MPF Loans par value outstanding - FHLB System [b]	58,820	51,563	46,293		43,445	43,707
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	14,522	12,484	11,624		10,577	10,767
FHLB systemwide consolidated obligations par value outstanding	$1,031,617	$1,034,260	$989,311		$905,202	$847,175
Number of members	705	720	728		740	751
Total employees (full and part time)	468	460	440		422	405
Selected statements of income data
Net interest income after provision for (reversal of) credit losses	$513	$483	$455		$503	$528
Noninterest income	16	44	76	[c]	23	32
Noninterest expense	191	174	167		138	124
Net income	$303	$317	$327		$349	$392
Other selected data during the periods ended
MPF Loans par value amounts funded - FHLB System [b]	$13,617	$11,915	$10,872		$7,225	$5,387
Number of PFIs funding MPF products - FHLB System [b]	902	909	873		843	819
MPF Loans par value amounts funded - FHLB Chicago PFIs [b]	$3,614	$2,521	$3,145		$1,784	$1,191
Number of PFIs funding MPF products - FHLB Chicago [b]	208	204	191		188	190
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	5.97%	5.99%	6.40%		6.63%	6.01%
Market value of equity to book value of equity	105%	107%	108%		108%	114%
Primary mission asset ratio [d]	71.1%	67.3%	66.2%		58.8%	n/a
Investments - % of total assets	35%	36%	36%		40%	46%
Advances - % of total assets	57%	57%	57%		52%	45%
MPF Loans held in portfolio, net - % of total assets	8%	6%	6%		7%	8%
Dividend rate class B1 activity stock-period paid	4.06%	3.19%	2.75%		2.31%	1.58%
Dividend rate class B2 membership stock-period paid	1.65%	1.10%	0.60%		0.50%	0.45%
Return on average assets	0.33%	0.38%	0.42%		0.49%	0.55%
Return on average equity	5.74%	6.84%	7.18%		7.65%	9.35%
Average equity to average assets	5.74%	5.58%	5.87%		6.35%	5.83%
Net yield on average interest earning assets	0.56%	0.59%	0.59%		0.72%	0.74%
Return on average Regulatory Capital spread to 3-month LIBOR index	3.25%	5.25%	5.96%		7.55%	9.61%
Cash dividends	$64	$40	$37		$25	$14
Dividend payout ratio	21.12%	12.62%	11.31%		7.16%	3.57%

[a]	Investments includes investment debt securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]	Includes all MPF products, whether on or off our balance sheet. See Mortgage Partnership Finance Program beginning on page 7 for details on our various MPF products.

[c]	Includes $38 million in litigation settlement awards. See Litigation Settlement Awards on page 43 for further details.

[d]
In 2015, the FHFA issued an advisory bulletin that provides guidance relating to a primary mission asset ratio by which the FHFA will assess each FHLB's core mission achievement. See Item 1. Business on page 5 for more information.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•	changes in the demand by our members for advances, including the impact of pricing increases and the availability of other sources of funding for our members, such as deposits;

•	regulatory limits on our investments;

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

•	recent regulatory changes to FHLB membership and liquidity requirements by the FHFA;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 17.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

2018 Financial Highlights

•	We recorded net income of $303 million in 2018 compared to $317 million in 2017.

•
Net interest income for 2018 was $513 million, which included $32 million of income from available-for-sale (AFS) investment security prepayments during the period. For 2017, net interest income was $483 million, which included $27 million of income from AFS investment security prepayments during the period. The increase in net interest income for 2018 was the result of an increase in interest rates and growth in interest earning assets.

•
Noninterest income was $16 million in 2018 compared to $44 million for 2017, the decrease was primarily due to a $24 million loss relating to our derivatives and hedging activities in 2018 compared to an $8 million gain in 2017.

•	Noninterest expense was $191 million for 2018 compared to $174 million for 2017, driven by an increase in operating expenses related to information technology and compensation and benefits.

•
Assets were $92.9 billion at year-end 2018 compared to $84.4 billion at year-end 2017. Strong growth in advances and MPF assets led to the increase. The purchase of MBS investment securities offset the decline in Federal Funds sold and securities purchased under agreements to resell in 2018.

•
Advances outstanding were $52.6 billion at year-end 2018, up 9% from the previous year-end level of $48.1 billion, reflective of member demand for competitive funding to support member investment and loan growth opportunities.

•	MPF Loans held in portfolio increased to $7.1 billion at year-end 2018 compared to $5.2 billion at year-end 2017, due to increased utilization by PFIs and the addition of new PFIs to the MPF Program.

•	Total investment securities increased 23% at year-end 2018 to $21.3 billion, as we increased our purchase of Treasury securities and mortgage-backed securities.

•	Retained earnings were $3.5 billion at year-end 2018, up from $3.3 billion at the end of 2017, and we remained in compliance with all of our regulatory capital requirements.

•	Letter of credit commitments increased to $24.3 billion at year-end 2018, up from $19.6 billion at year-end 2017.
Summary and Outlook

Providing Products, Solutions, and Competitive Funding Advantages

During 2018, the Bank maintained its focus on delivering value to members through products and customized funding solutions which contributed to strong growth in advances, letters of credit, and MPF Program products outstanding. At year-end 2018, advances were $52.6 billion, up 9% from year-end 2017. Letters of credit also experienced notable growth. At year-end 2018, 205 members had letters of credit outstanding of $24.3 billion, up 24% from year-end 2017. At year-end 2018, MPF loans outstanding on our balance sheet were $7.1 billion, up 37% from year-end 2017.

Throughout the year, the Board of Directors increased the dividends declared on both Class B1 activity stock and B2 membership stock. The increased dividends enabled the Bank to use its financial strength to enhance the value of its members’ membership by providing a competitive funding advantage and lowering members’ all-in borrowing costs.

Preparing for Industry Transition to SOFR

In 2018, the Bank began preparations to address an industry transition - the switch from LIBOR to its likely alternative, SOFR. The FHLB system, as a leading issuer of LIBOR-indexed securities, has a key role to play in this transition; the FHLB system issued its first SOFR-indexed debt in November 2018. In January 2019, the Bank participated in its first SOFR-indexed floating rate note issuance, and in February 2019, the Bank began offering its first SOFR-indexed advance.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Making Members’ Voices Heard

Last year, Bank members voiced their opinions on important matters in the areas of affordable housing and letters of credit. As a result of members’ efforts, the FHFA revised its proposed amendments to the Affordable Housing Program regulations and produced a final rule that allows the program to evolve with the affordable housing needs of the communities members serve and enables the Bank to administer the program more efficiently. For further discussion of this rule, see Recent Legislative and Regulatory Developments on page 14. Also, with substantial help from the Wisconsin Bankers Association and the Wisconsin Credit Union League, legislation was enacted in Wisconsin clarifying that Wisconsin members may use FHLB letters of credit to collateralize local school and municipal deposits, ensure better parity for state bank, thrift, and credit union members regarding their collateral values, and provide protections for an FHLB in the event of a member insurance company insolvency. For further discussion of this rule, see Recent Legislative and Regulatory Developments on page 16.

Supporting Affordable Housing

Providing access to affordable housing is central to the Bank’s mission to help its members support their communities. In 2018, over $28.3 million was awarded through the Bank’s competitive AHP to support 47 affordable housing projects located primarily in Illinois and Wisconsin. These awards will help members’ community partners with the acquisition, rehabilitation, and new construction of 2,566 housing units. In 2018, 199 members reserved over $20 million in DPP grants on behalf of 3,507 homebuyers in their communities; these grants provide down payment and closing cost assistance to help members’ income-eligible customers achieve homeownership. In response to member feedback, the Bank opened the DPP Program in January in 2019 so members can begin reserving funds as soon as possible. Since 1989, the Bank has awarded more than $455 million in competitive AHP grants and more than $193 million in DPP grants.

Taking Care of Communities in Times of Need

In 2018, communities in the Bank’s district experienced multiple weather disasters; communities in northern, western, and central Wisconsin counties were FEMA-declared disaster areas due to severe storms and flooding. The Bank responded to these disasters by making available Community First Disaster Relief Program funding to support the rebuilding efforts. Since the program’s inception in November 2013, the Bank has committed over $1.3 million in disaster relief funding across Illinois and Wisconsin.

Expanding Members’ Community Investment Footprint

Many members are expanding their use of the Bank’s community investment programs and products to deepen their support of local areas through economic development and small business lending. The Community Small Business Advance, introduced in July 2018, is a means for members to support economic revitalization efforts in income-eligible communities. In 2018, $947,795 in interest rate subsidy was reserved, representing $7.5 million in anticipated lending to small businesses. Funding is being used to support a variety of small business needs, such as refinancing a grocery store, a crop farm, and a forestry and logging company; helping a local business expand by hiring more employees; and growing a transportation fleet.

In 2018, $252,304 was committed to the Community First Capacity-Building Grant Program bringing the program’s two-year funding total to $502,304. Over the course of this time period, 11 members partnered with 13 organizations to help expand their capacity, and in turn, increase economic development in the communities they serve across Illinois and Wisconsin. Through this successful program, capacity-building grants up to $50,000 provided assistance to qualifying nonprofit lenders to build their financial, operational, and human capital.

The Bank committed $47 million of the $50 million revolving Community First Fund by year-end 2018 as part of its ongoing effort to directly fund community development financial institutions and community development loan funds.

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

Controls over Internal Valuation Methodologies and Third Party Pricing Vendors

Segregation of duties is a key control over our internal valuation methodologies and third party pricing vendors. In this regard, our segregation of duties are outlined below.

•	Senior management is responsible for our valuation policies. Senior management's responsibility is independent of our investing and treasury functions.

•
The Asset/Liability Management Committee approves fair value policies and reviews the appropriateness of current valuation methodologies and policies. Model validation is overseen by the Risk Management Committee of the Board of Directors.

•	The Audit Committee of the Board of Directors oversees the remediation of gaps in models identified as a result of our governance process.

•
The Risk Management Group prepares the fair value measurements of our financial instruments, evaluates the appropriateness of the fair values generated by pricing models, and assures the reasonableness and consistent application of valuation approaches and assumptions utilized in cases where unobservable inputs are utilized. In addition, the group performs control processes to ensure the fair values received from third party pricing services are consistent with GAAP fair value measurement guidance.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other control processes over third party pricing vendors, include, but are not limited to, the following:

•
Understanding and evaluating the fair value measurements received on each major investment security type to ensure that the amounts reported in our financial statements as well as our fair value disclosures comply with GAAP.

•
Utilizing all fair value inputs received from multiple third party pricing vendors to determine the fair value of an individual security unless we determine that exclusion of a fair value input is appropriate based on our control processes.

•	Discussions with our third party pricing vendors to ensure that they are in compliance with fair value measurement guidance under GAAP. Such discussions focus on the following:

▪	Understanding their pricing models to the extent possible, as some pricing models are proprietary in nature.

▪	Understanding the principal or most advantageous market selected and our ability to access that market.

▪	Assumptions and significant inputs used in determining the fair value measurement.

▪	The appropriateness of the fair value hierarchy level as of the reporting date.

▪	Whether the market was active or illiquid as of the reporting date.

▪	Whether transactions were between willing buyers and sellers or distressed in nature as of the reporting date.

▪	Whether the fair value measurements as of the reporting date is based on current or stale assumptions and inputs.

•	Obtaining the third party pricing vendor methodologies and control reports.

•
Challenging fair value measurements received that represent outliers to the fair value measurements received on the same financial instrument from a different third party pricing service. We document these challenges on a monthly basis.

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
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Results of Operations

Net Interest Income

Net interest income is the difference between the amount we recognize into interest income on our interest earning assets and the amount we recognize into interest expense on our interest bearing liabilities. These amounts were determined in accordance with GAAP and were based on the underlying contractual interest rate terms of our interest earning assets and interest bearing liabilities as well as the following items:

•	Net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges;

•	Amortization of premiums;

•	Accretion of discounts and credit OTTI reversals;

•	Amortization of fair value and cash flow hedge adjustments;

•	Advance and investment prepayment fees; and

•	MPF credit enhancement fees.

The tables on the following page present the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

•
Average Balance: Average balances are calculated using daily balances. Amortized cost basis is used to compute the average balances for most of our financial instruments, including MPF Loans held in portfolio that are on nonaccrual status and available-for-sale debt securities. Fair value carrying amount is used to compute average balances for our trading debt securities and financial instruments carried at fair value under the fair value option.

•	Total Interest: Total interest includes the net interest income components, as discussed above, applicable to our interest earning assets and interest bearing liabilities.

•	Yield/Rate: Effective yields/rates are based on total interest and average balances as defined above. Yields/rates are calculated on an annualized basis.

•
The change in volume is calculated as the change in average balance multiplied by the current year yield. The change in rate is calculated as the change in yield multiplied by the prior year average balance. Any changes due to the combined volume/rate variance have been allocated to volume.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

2018 compared to 2017

	2018			2017			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the years ended December 31,
Investment debt securities	$18,206	$678	3.72%	$18,217	$656	3.60%	$—	$22	$22
Advances	55,479	1,157	2.09%	46,996	560	1.19%	174	423	597
MPF Loans held in portfolio	5,891	247	4.19%	4,946	213	4.31%	40	(6)	34
Federal funds sold and securities purchased under agreements to resell	11,368	208	1.83%	11,040	115	1.04%	6	87	93
Other interest bearing assets	1,192	25	2.10%	1,270	14	1.10%	(2)	13	11
Interest bearing assets	92,136	2,315	2.51%	82,469	1,558	1.89%	246	511	757
Noninterest bearing assets	828			821
Total assets	92,964			83,290
Consolidated obligation discount notes	41,336	857	2.07%	40,157	527	1.31%	25	305	330
Consolidated obligation bonds	45,011	922	2.05%	37,235	533	1.43%	158	231	389
Other interest bearing liabilities	896	23	2.57%	907	15	1.65%	—	8	8
Interest bearing liabilities	87,243	1,802	2.07%	78,299	1,075	1.37%	179	548	727
Noninterest bearing liabilities	388			340
Total liabilities	87,631			78,639
Net yield on interest bearing assets	92,136	513	0.56%	82,469	483	0.59%	$55	$(25)	$30
AFS prepayment fees		32			27
Adjusted net yield on interest bearing assets [a]	$92,136	$481	0.52%	$82,469	$456	0.55%

[a]
Adjusted net yield on interest bearing assets is on a non-GAAP basis, calculated the same as net yield on interest bearing assets, but excluding AFS prepayment fees from net interest income. The prepayment fees on our AFS investments is unpredictable and we cannot be certain of the timing or amount of future prepayments (see Note 4 - Interest Income and Interest Expense for details). Accordingly, we believe that the use of adjusted net yield is useful in evaluating our ongoing operational and financial results in a manner that is consistent with our evaluation of business performance.

•
Interest income from investment debt securities increased due to increases in rates. Subject to FHFA regulatory limits as discussed in Investments on page 10, we resumed making investments in MBS in June 2018. The amount of new MBS purchases did not exceed the amount of maturities or paydowns on an average basis year over year, however the new investments were generally at a higher rate than the investments that matured or paid down.

•
Interest income from advances increased primarily due to a rise in rates that resulted from interest rate hikes by the Federal Reserve Bank during 2018. Interest income also increased as a result of higher member demand for advances. Specifically, the main driver behind the increased utilization of our advances by our members was that they experienced increased customer borrowing demand that outpaced their deposit growth.

•
Interest income from MPF Loans held in portfolio increased due to higher volumes, as new MPF loan purchases continued to outpace paydown and maturity activity due to increased utilization by PFIs and the addition of new PFIs to the MPF Program. Rates on MPF Loans declined slightly as the most seasoned loans, and thus highest rate loans, in our portfolio paid down.

•
Interest income from Federal Funds sold and securities purchased under agreements to resell increased primarily due to increases in interest rates by the Federal Reserve Bank. They also increased to a lesser extent due to higher average volumes over the year, as we increased the amounts of these liquid assets as demand for our advances increased.

•
Interest expense on both our shorter termed consolidated obligation discount notes and our longer termed consolidated obligation bonds increased, primarily due to rising rates. They also increased due to higher volumes as we increased the amounts of debt we issue to fund demand for our advances and other assets. However, the growth in volume of our consolidated obligation discount notes was relatively minimal in 2018 as we took advantage of favorable variable interest rates on longer term consolidated obligation bonds.

For details of the effect our fair value and cash flow hedge activities had on our net interest income see Derivatives and Hedging Activities on page 43.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

2017 compared to 2016

	2017			2016			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the years ended December 31,
Investment debt securities	$18,217	$656	3.60%	$21,874	$719	3.29%	$(131)	$68	$(63)
Advances	46,996	560	1.19%	42,545	290	0.68%	53	217	270
MPF Loans held in portfolio	4,946	213	4.31%	4,721	218	4.62%	10	(15)	(5)
Federal funds sold and securities purchased under agreements to resell	11,040	115	1.04%	6,238	25	0.40%	50	40	90
Other interest bearing assets	1,270	14	1.10%	1,501	7	0.47%	(2)	9	7
Interest bearing assets	82,469	1,558	1.89%	76,879	1,259	1.64%	107	192	299
Noninterest bearing assets	821			743
Total assets	83,290			77,622
Consolidated obligation discount notes	40,157	527	1.31%	43,303	359	0.83%	(40)	208	168
Consolidated obligation bonds	37,235	533	1.43%	28,050	411	1.47%	133	(11)	122
Subordinated notes	—	—	—%	423	24	5.67%	(24)	—	(24)
Other interest bearing liabilities	907	15	1.65%	831	9	1.08%	1	5	6
Interest bearing liabilities	78,299	1,075	1.37%	72,607	803	1.11%	83	189	272
Noninterest bearing liabilities	340			459
Total liabilities	78,639			73,066
Net yield on interest bearing assets	$82,469	$483	0.59%	$76,879	$456	0.59%	$27	$—	$27
AFS prepayment fees		27			45
Adjusted net yield on interest bearing assets [a]	$82,469	$456	0.55%	$76,879	$411	0.53%

[a]
Adjusted net yield on interest bearing assets is on a non-GAAP basis, calculated the same as net yield on interest bearing assets, but excluding AFS prepayment fees from net interest income. The prepayment fees on our AFS investments is unpredictable and we cannot be certain of the timing or amount of future prepayments (see Note 4 - Interest Income and Interest Expense for details). Accordingly, we believe that the use of adjusted net yield is useful in evaluating our ongoing operational and financial results in a manner that is consistent with our evaluation of business performance.

•
Interest income from investment debt securities declined as MBS/ABS matured or paid down and we were constrained at that time by FHFA regulatory limits and unable to make investments in MBS/ABS. One of the limits is that our investment in MBS/ABS cannot exceed three times our total regulatory capital. In June 2018, we resumed making MBS investments, subject to regulatory limitations as discussed in Investments on page 10.

•
Interest income from advances increased primarily due to a rise in interest rates resulting from rate hikes by the Federal Reserve Bank. Interest income also increased as a result of higher member demand for advances.

•
Interest income from MPF Loans held in portfolio declined due to lower average interest rates. The decline in average interest rates resulted from maturing higher yield MPF Loans being replaced with new lower yield MPF Loans. The new MPF Loans offset the decline by increasing the amount of MPF Loans outstanding.

•
Interest income from Federal Funds sold and securities purchased under agreements to resell increased both due to higher volumes outstanding and increases in interest rates by the Federal Reserve Bank. The increase in the volume reflects the need to have liquid assets available to satisfy the increase in demand by our members for mission related assets held on our balance sheet.

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
For details of the effect our fair value and cash flow hedge activities had on our net interest income see Derivatives and Hedging Activities on page 43.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest income

For the years ended December 31,							2018	2017	2016
Derivatives and hedging activities							(24)	8	1
Litigation settlement awards							1	2	38
MPF fees,	24	,	20	and	17	from other FHLBs	32	28	27
Other, net							7	6	10
Noninterest income							16	44	76

Derivatives and Hedging Activities

We incurred increased derivative and hedging activities losses in the fourth quarter of 2018 due to increased sensitivity to longer term interest rate movements. We became more sensitive to longer term interest rates in 2018 as we started to replace investments which matured or paid down with longer dated investments. However, the majority of the effect from our derivatives and hedging activities is recorded in net interest income, as noted in the following table, which details the total effect of these activities on our results of operations.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Year ended December 31, 2018
Recorded in net interest income	$17	$(57)	$(3)	$(97)	$(56)	$—	$(196)
Recorded in derivatives & hedging activities	9	(15)	(5)	2	(15)	—	(24)
Recorded in other, net	(2)	16	(6)	—	(11)	—	(3)
Total net effect gain (loss) of hedging activities	$24	$(56)	$(14)	$(95)	$(82)	$—	$(223)

Year ended December 31, 2017
Recorded in net interest income	$(22)	$(90)	$(6)	$(168)	$28	$—	$(258)
Recorded in derivatives & hedging activities	6	(8)	7	3	(1)	1	8
Recorded in other, net	(5)	1	(4)	—	7	—	(1)
Total net effect gain (loss) of hedging activities	$(21)	$(97)	$(3)	$(165)	$34	$1	$(251)

Year ended December 31, 2016
Recorded in net interest income	$(60)	$(122)	$(9)	$(195)	$59	$—	$(327)
Recorded in derivatives & hedging activities	14	1	6	2	(22)	—	1
Recorded in other, net	(7)	(2)	(4)	(2)	18	—	3
Total net effect gain (loss) of hedging activities	$(53)	$(123)	$(7)	$(195)	$55	$—	$(323)

Litigation settlement awards

Litigation settlement awards were not material in 2018 and 2017. In 2016 we received $38 million in settlement awards on our ongoing litigation related to our investment in private label mortgage backed securities as further discussed in Note 5 - Investment Debt Securities - Ongoing Litigation to the financial statements on page F-29.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume based fee for us to provide services related to their on balance sheet MPF Loans. MPF fees also include income from off balance sheet MPF Loan products and other related transaction fees. These fees offset a portion of the expenses we incur to administer the program. MPF fees have grown as off balance sheet MPF Loan volume outstanding increased as noted in
Item 6. Selected Financial Data.

Other, net

Other, net consists primarily of fee income we earn from member standby letters of credit products, as noted in Item 6. Selected Financial Data, where balances outstanding have grown.

Noninterest Expense

For the years ended December 31,	2018	2017	2016
Compensation and benefits	$110	$100	$94
Operating expenses	74	62	60
Other	7	12	13
Noninterest expense	$191	$174	$167

Compensation and benefits

Compensation and benefits increased due to increased employee headcount and increases in salaries, wages and pension-related expenses. We had 468 employees as of December 31, 2018, compared to 460 as of December 31, 2017, and 440 as of December 31, 2016. Our primary benefit is the Pension Plan. See Note 15 - Employee Retirement Plans to the financial statements for further details.

Operating expenses

Operating expenses increased in 2018 primarily due to increased non-service cost components (interest and amortization) related to our pensions, and also due to additional voluntary contributions that we made to our community investment programs.

Other

Other consists primarily of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages our consolidated obligation debt issuances. These costs were $10 million, $9 million, and $8 million for 2018, 2017, and 2016. In addition, Other includes legal fees we incurred related to settlements as noted in Litigation settlement awards on page 43. These legal costs were $1 million, $2 million, and $5 million for 2018, 2017, and 2016. Other also includes MPF related non-operating expenses and offsetting gains on the sale of real estate owned.

Assessments

We record the Affordable Housing Program (AHP) assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements for further details.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	For the years ended December 31,			Balance remaining in AOCI as of
For the years ended December 31,	2018	2017	2016	December 31, 2018
Net unrealized gain (loss) available-for-sale debt securities	$(196)	$(52)	$(199)	$211
Noncredit OTTI held-to-maturity debt securities	29	34	40	(114)
Net unrealized gain (loss) cash flow hedges	116	165	151	(31)
Postretirement plans	(6)	1	—	(11)
Other comprehensive income (loss)	$(57)	$148	$(8)	$55

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized losses on our available-for-sale portfolio were attributable to the reversal of net unrealized gains from prior reporting periods as interest rates rose and as these securities approach maturity (since we expect to receive par value at maturity). The unrealized gain balance remaining in AOCI is expected to reverse over the remaining life of these securities.

Noncredit OTTI on held-to-maturity debt securities

We recorded unrealized noncredit impairments on held-to-maturity debt securities during the last financial crisis. As the market has recovered and because we intend to hold these securities to maturity, we have been recording accretion to the carrying amount of the securities, reversing the noncredit OTTI loss balance in AOCI over the remaining life of these securities.

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges during the periods presented resulted from an increase in shorter term interest rates throughout the year.

Postretirement plans

The loss recorded in 2018 is related to the difference between actual experience and that expected based on actuarial assumptions attributable to our post-retirement supplemental defined benefit equalization plan. A portion of the effect will be amortized into earnings over the plan's average employment period remaining before retirement. We do not expect the amount to be amortized to be material to our results of operations.

We have not recognized any instrument-specific credit risk in our statements of comprehensive income due to changes in our credit rating. For further details on the activity in our Other Comprehensive Income (Loss) see Note 14 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

As of	December 31, 2018	December 31, 2017
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$11,407	$13,378
Investment debt securities	21,305	17,347
Advances	52,628	48,085
MPF Loans held in portfolio, net of allowance for credit losses	7,103	5,193
Other	414	352
Assets	$92,857	$84,355

Consolidated obligation discount notes	$43,166	$41,191
Consolidated obligation bonds	42,250	37,121
Other	2,152	1,191
Liabilities	87,568	79,503
Capital stock	1,698	1,443
Retained earnings	3,536	3,297
Accumulated other comprehensive income (loss)	55	112
Capital	5,289	4,852
Total liabilities and capital	$92,857	$84,355

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these typically overnight accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.
We decreased the amounts of these liquid assets at the very end of 2018, as the cost of funding these assets versus the expected return was not as favorable as in earlier periods.

Investment Debt Securities

Investment debt securities increased primarily due to the purchase of $4.5 billion in short term U.S. Government securities in our trading portfolio in response to new regulatory measures as discussed in Advisory Bulletin 2018-07 FHLB Liquidity Guidance on page 15. These increases were partially offset by declines in MBS/ABS securities in our held-to-maturity portfolio that matured or paid down, and were only partially replaced starting in June 2018 by new purchases of primarily residential MBS securities in our available-for-sale portfolio, as noted in Results of Operations on page 41.

Advances

Advances at December 31, 2018 increased compared to year end 2017 due to strong market demand for funding in our district during the year. As our members experienced increased loan demands outpacing their deposit growth, utilization of our advances increased. While advance demand is strong, it is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease. See Risk Factor regarding captive insurance companies on page 19 for details.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table sets forth the current period par amount of advances outstanding for the five largest advance borrowers:

As of	December 31, 2018
One Mortgage Partners Corp.	$11,000	[a]	20.9%
The Northern Trust Company	7,700		14.6%
BMO Harris Bank, National Association	4,975		9.5%
State Farm Bank, FSB	3,869		7.4%
Associated Bank, National Association	3,574		6.8%
All other borrowers	21,488		40.8%
Total par value	$52,606		100.0%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

The following table presents outstanding advances by type of institution. Former members may withdraw from membership or merge with out-of-district institutions but continue to hold advances.

As of	December 31, 2018	December 31, 2017
Members
Commercial banks	$26,461	$24,276
Savings institutions	5,044	3,900
Credit unions	2,872	1,584
Insurance companies	18,135	18,203
Community Development Financial Institutions	29	32
Members total	52,541	47,995
Former members and Housing Associates	65	25
Total at par	52,606	48,020
Fair value hedging and other adjustments	22	65
Balance on the statements of condition	$52,628	$48,085

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased as new-purchase volume continued to outpace paydown and maturity activity due to increased utilization by PFIs and the addition of new PFIs to the MPF Program. In addition to our MPF Loans held in portfolio, we have MPF off balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS. See MPF Program Overview on page 7 for details.

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

•
Our ability to use Federal Funds sold is restricted under our current policy and FHFA regulations. Specifically, we restrict these investments to short maturities and eligible counterparties as discussed in Unsecured Short Term Investments on page 71 because such investments are unsecured. If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligation to us, these investments would not satisfy our liquidity needs and we may incur a credit loss.

•
Securities purchased under agreements to resell are secured by marketable securities held by a third party custodian.  If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligations to us, these investments would not satisfy our liquidity needs if the collateral pledged to secure those obligations has decreased in value. In such cases, we also may suffer a credit loss.  See Investment Debt Securities by Rating on page 69 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity from investing activities include trading debt securities, maturing advances, and maturing MPF Loans.

Liquidity from Debt

Our source of liquidity from debt is the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures
We use different measures of liquidity as follows:
Overnight Liquidity - Our overnight liquidity requirement is established by our Asset/Liability Committee. Currently, our Asset/Liability Management Policy (ALM Policy) requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. Under our ALM Policy, overnight liquidity includes money market assets, Federal Funds sold, paydowns of advances, MPF Loans with one day to maturity, and inter FHLB loans with one day to maturity. As of December 31, 2018, our overnight liquidity was $17.9 billion or 19.3% of total assets. This amount represents excess overnight liquidity of $14.7 billion over the minimum threshold of 3.5% of total assets.
Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2018, we had excess liquidity of $49.2 billion to support member deposits.

Contingency Liquidity - For 2018, FHFA regulations require us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market (the "Contingency Liquidity Regulation"). Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions that are considered to be of investment quality. Our ALM Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion. Our net liquidity in excess

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

of our total uses and reserves over a cumulative five-business-day period was $20.4 billion as of December 31, 2018.

In addition to the liquidity measures discussed above, FHFA guidance (which was modified for 2019 as discussed below) requires us to maintain daily liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario assumes that we cannot access the capital markets for 15 days and that during that time members do not renew any maturing, prepaid, and called advances (the "15 Days Scenario"). The second scenario assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except for very large, highly rated members (the "Five Days Scenario"). These additional requirements are more stringent than the Contingency Liquidity Regulation and are designed to enhance our protection against temporary disruptions in access to the FHLB debt markets in response to a rise in capital markets volatility. As a result of this guidance, we are maintaining increased balances in short-term investments. We may fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. For a discussion of how this may impact our earnings, see Risk Factors on page 17.

As further discussed in Recent Legislative and Regulatory Developments on page 15, on August 23, 2018, the FHFA issued new guidance on liquidity (the “Liquidity AB”) that communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBs to fund advances and letters of credit for members during a sustained capital markets disruption. In connection with the Liquidity AB, the FHFA also issued a supervisory letter that identifies initial applicable thresholds for certain measures identified in the Liquidity AB. As market conditions warrant, the FHFA may update its supervisory letter to identify new thresholds within the ranges set forth in the Liquidity AB.

The Liquidity AB eliminated the 15 and Five Days Scenarios, and replaced them with guidance that (i) we hold positive cash flow assuming no access to the capital markets for an increased period of between ten to thirty calendar days and assuming renewal of all maturing advances, and (ii) we maintain liquidity reserves between one and 20 percent of our outstanding letter of credit commitments. The Liquidity AB implements a phased-in compliance approach with its guidance; accordingly, the initial guidance for maintaining liquidity positions goes into effect on March 31, 2019.

Also, in an effort to provide limits to reduce the liquidity risks associated with a mismatch in assets and liability maturities, the Liquidity AB provides guidance on maintaining appropriate funding gaps for three-month (-10% to -20%) and one-year (-25% to -35%) maturity horizons, which we were required to meet by December 31, 2018. Subject to market conditions, the Bank’s cost of funding may increase if we are required to achieve the appropriate funding gap by using longer term funding, on which we generally pay higher interest than on our short-term funding.

While the Bank is still analyzing the impact of the Liquidity AB, it will require the Bank to hold an additional amount of liquid assets to meet the new guidance, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels.

Additionally, on January 4, 2019, the FHFA issued final risk based capital requirements for the FHLBs (the “Amended Risk Based Capital Requirements”) which, among other changes, effective as of January 1, 2020, rescinds the Contingency Liquidity Regulation in light of the Liquidity AB. The Amended Risk Based Capital Requirements are further discussed in Recent Legislative and Regulatory Developments on page 13.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	MPF Loans Held in Portfolio	Investment Debt Securities
As of December 31, 2018		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$830	$4,400	$1,626
After one year through five years	2,698	2,980	1,442
After five years through ten years	1,806	3,768	364
After ten years	1,662	3,030	99
Total	$6,996	$14,178	$3,531

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 17.

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

Funding

Conditions in Financial Markets

In December 2018, the Federal Open Market Committee (FOMC) raised the target range for the federal fund rate upper bound by 25 basis points from 2.25 percent to 2.50 percent. This is the fourth hike of the year following 25 basis points increases in each of March 2018, June 2018, and September 2018, and the ninth rate hike since the FOMC began raising rates in December 2015. The markets do not anticipate another 25 basis point increase in the target range for the federal fund rate in the first quarter of 2019, as evidenced by a very flat yield curve where the 2 year Treasury yield nearly equals the 5 year Treasury yield as of the end of 2018. Additionally, for the second time in 2018, the FOMC raised the interest paid on excess reserves by only 20 basis points, for which the stated reason was a desire to keep in check the rising effective federal funds rate.

We maintained ready access to funding throughout 2018.

In July 2017, the United Kingdom's FCA, a regulator of financial services firms and financial markets in the U.K., announced its intention to cease sustaining the LIBOR indices after 2021. In response, the Federal Reserve Board and the Federal Reserve Bank of New York convened the ARRC to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC has identified the SOFR as its recommended alternative rate to LIBOR. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018 and the FHLB System issued its first SOFR-linked debt in the market on November 13, 2018. In January 2019, we participated in our first SOFR-indexed bond issuance and in February 2019, we began offering our first SOFR-linked advance. Many of our assets and liabilities are indexed to LIBOR and we are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate. For further discussion of the risks related to the replacement of LIBOR, see page 24 of the Risk Factors section.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash flows from operating activities with significant activity

For the years ended December 31,	2018	2017	2016
Net income	$303	$317	$327
Change in net fair value on derivatives and hedging activities	71	311	192
Other	34	(88)	(37)
Net cash provided by (used in) operating activities	$408	$540	$482

For 2018 compared to 2017, the decrease in net cash provided by operating activities resulted primarily from the decrease in the noncash adjustment attributable to the change in fair value of our derivatives and hedging activities.

For 2017 compared to 2016, the increase in net cash provided by operating activities resulted primarily from the increase in the noncash adjustment attributable to the change in fair value of our derivative and hedging activities, which was partially offset by the change in net cash flows from the securitizations of mortgage loans.
Cash flows from investing activities with significant activity

For the years ended December 31,	2018	2017	2016
Net cash flows on interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$1,957	$(6,311)	$(3,298)
Net cash flows on investment debt securities	(3,161)	3,604	3,329
Net cash flows on advances	(4,586)	(3,055)	(8,361)
Net cash flows on MPF Loans held in portfolio	(1,919)	(233)	(142)
Other	19	21	33
Net cash provided by (used in) investing activities	$(7,690)	$(5,974)	$(8,439)

Our investing activities consist predominantly of liquid assets, debt securities held for investment, MPF Loans, and advances. For 2018 compared to 2017, net cash provided by (used in) investing activities and changes in allocation within investing activities are discussed below.

•	We decreased liquid assets as the cost of funding these assets versus the expected return was not as favorable as in earlier periods.

•
Debt securities held for investment primarily reflect the purchases made in our trading and available-for-sale debt security portfolios in 2018. Subject to FHFA limits, we resumed purchasing MBS securities in our available-for-sale debt security portfolio in June 2018. Our purchases were partially offset by continued paydowns in our investment debt security portfolio.

•	Advances reflect the increase in advances outstanding during 2018 due to continued increased in member demand, as compared to the smaller increase in advances outstanding in 2017.

•	MPF Loans held in portfolio reflect the increase in MPF Loans outstanding during 2018 as compared to 2017 due to increased utilization by PFIs and the addition of new PFIs to the MPF Program.

For 2017 compared to 2016, net cash provided by (used in) investing activities and changes in allocation within investing activities are discussed below.

•	We increased liquid assets in order to increase liquidity to meet the needs of our members.

•	Debt securities held for investment reflect the continued paydown in our investment debt security portfolio.

•	Advances reflect an increase in advances outstanding during 2017, although at a slower rate of growth than 2016.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash flows from financing activities with significant activity

For the years ended December 31,	2018	2017	2016
Net cash provided by (used in) financing activities -
Net cash flows on discount notes	$1,930	$5,216	$(5,627)
Net cash flows on consolidated obligation bonds	5,138	209	14,455
Payments for retiring of subordinated debt	—	—	(944)
Net cash flows on capital stock	258	(263)	61
Other	(58)	(37)	(136)
Net cash provided by (used in) financing activities	$7,268	$5,125	$7,809

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from our discount notes and bonds were primarily utilized to fund our investing activities as noted above. For 2018 compared to 2017, net cash provided by (used in) financing activities and change in funding allocations are discussed below.

•	A net increase in cash provided primarily resulting from an increase in issuing consolidated obligation bonds, partially offset by a net decrease in funds provided from discount notes.

•
A net increase in the amount of our consolidated obligation bonds used to fund the growth in our balance sheet. In 2018, we relied primarily on consolidated obligation bonds for our funding as we took advantage of favorable variable interest rates on longer term bonds, as compared to a higher reliance on discount notes in 2017.

•	Capital stock outstanding increased as members purchased capital stock to support their advance borrowings.

For 2017 compared to 2016, net cash provided by (used in) financing activities and change in funding allocations are discussed below.

•
A net decrease in cash provided, primarily resulting from a decrease in the amount of consolidated obligations used to fund advances outstanding since the rate of growth in advances was slower during 2017 than 2016.

•	The payment for the retirement of our subordinated notes in 2016 partially offset the net decrease in funds provided by consolidated obligations.

•	Capital stock outstanding decreased due to repurchase of excess member capital stock. We began repurchasing all excess stock on a weekly basis at par in 2017.

Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2018, our consolidated obligations were rated AA+ (with outlook stable) by S&P and Aaa (with outlook stable) by Moody's. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

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

	Discount Notes (carrying amount)			Short-Term Consolidated Obligation Bonds (par value)
As of or for the years ended December 31,	2018	2017	2016	2018	2017	2016
Outstanding at period end	$43,166	$41,191	$35,949	$10,240	$9,595	$11,365
Weighted average rate at period-end	2.28%	1.23%	0.46%	2.19%	1.33%	0.61%
Daily average outstanding for the year-to-date period	$41,336	$40,157	$43,303	$15,837	$11,790	$7,050
Weighted average rate for the year-to-date period	1.83%	0.88%	0.28%	1.68%	0.75%	0.44%
Highest outstanding at any month-end during the year-to-date period	$43,408	$45,460	$46,528	$19,770	$12,990	$12,165

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

At December 31, 2018, we had eligible assets free from pledges of $92.5 billion, compared to our outstanding consolidated obligations of $85.4 billion.

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

Consolidated Obligation Bonds

Consolidated obligation bonds (bonds) satisfy term funding requirements and are issued under various programs. The maturities of these securities may range from less than one year to over 20 years, but they are not subject to any statutory or regulatory limits on maturity. The bonds can be fixed- or adjustable-rate, and callable or non-callable. We also offer fixed-rate, non-callable (bullet) bonds via the FHLBs' Tap issue program. This program uses specific maturities that may be reopened daily during a three month period through competitive auctions. The goal of the Tap program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents average deposit balances and the rate paid for the past three years.

For the years ended December 31,	2018	2017	2016
Average outstanding interest bearing	$580	$599	$602
Average outstanding non-interest bearing	63	56	55
Interest expense	10	5	1
Weighted average rate interest bearing	1.74%	0.88%	0.23%

Capital Resources

Capital Rules

Under our Capital Plan our stock consists of two sub-classes of stock, Class B1 stock and Class B2 stock (together, Class B stock), both with a par value of $100 per share and redeemable on five years' written notice, subject to certain conditions.

Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 stock is available to support a member's activity stock requirement. Class B2 stock is available to support a member's membership stock requirement and any activity stock requirement.

The following table reflects the ranges of capital stock requirements permitted under our Capital Plan and requirements during 2018.

Capital Plan Requirement during 2018		Range Permitted under Capital Plan [d]
Membership Stock Requirement	0.40% of a member’s mortgage assets	0.20% to 2% of a member's mortgage assets, with a minimum requirement of $10,000
Cap on Membership Stock Requirement	$5 million [b]	The lesser of (1) a dollar cap set by the Board within a range of $10,000 and $75 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31.
Activity Stock Requirement for Advances	4.5% of outstanding advances [c]	4% to 6% of a member's outstanding advances, although the requirement may be set as low as 2% for those advances made through our Reduced Capitalization Advance Program (RCAP)
B2/B1 Threshold [a]	$10,000	$10,000 to $75 million

[a]	The amount of a member’s Class B2 stock that exceeds this “threshold” and is necessary to support advance activity is automatically converted to Class B1 stock.

[b]	A member's investment in membership stock is subject to a cap.

[c]	The activity stock requirement applies to all outstanding and new advances other than those advances made through the Bank’s RCAP.

[d]	Ranges reflected above are from our current Capital Plan, as last amended and restated effective October 1, 2015.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Reduced Capitalization Advance Program

During 2018, we continued to offer our Reduced Capitalization Advance Program (RCAP), which allows members to borrow both short-term and long-term advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of December 31, 2018, RCAP advances outstanding total $23.4 billion to 149 members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

Under the existing risk-based capital requirement, we must maintain permanent capital equal to the sum of our (i) credit risk capital requirement, (ii) market risk capital requirement, and (iii) operations risk capital requirement, as outlined below:

•
Credit Risk Capital Requirement. The credit risk capital requirement is the sum of the capital charges for our assets, off balance sheet items, and derivatives contracts. These capital charges are calculated using the methodologies and percentages assigned by the FHFA regulations to each class of assets.

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

The following table summarizes our risk-based capital amounts. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we were adequately capitalized.

As of	December 31, 2018	December 31, 2017
Capital stock	$1,698	$1,443
Mandatorily redeemable capital stock (MRCS) recorded as a liability	313	311
Retained earnings	3,536	3,297
Total permanent capital	$5,547	$5,051

Credit risk capital	$648	$643
Market risk capital	206	184
Operations risk capital	257	248
Total risk based capital requirement	$1,111	$1,075

Excess permanent capital stock over risk based capital requirement	$4,436	$3,976

As discussed in Recent Legislative and Regulatory Developments on page 13 the FHFA published a final rule making certain revisions to the risk-based capital requirements, effective January 1, 2020. These rules amended the credit risk component of the risk-based capital requirements by making certain revisions to the capital charges assigned to advances, non-mortgage assets, off-balance sheet assets and derivatives, and revised the market risk component of the requirements by repealing the 85% requirement (i.e., that market risk capital include an amount equal to the market value of the Bank’s total capital that is less than 85% of the book value of the Bank’s total capital). Although the Bank is still evaluating the impact of these rules, at this time we do not expect that the revisions to the credit risk and market risk component of the risk-based capital requirements will

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

materially impact our financial condition or results of operations in the future.

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

As of December 31, 2018	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$247		12.3%	$—
One Mortgage Partners Corp.	245	[a]	12.2%	245
BMO Harris Bank, NA	224		11.1%	—
Associated Bank, National Association	173		8.6%	—
State Farm Bank, FSB	172		8.5%	—
All other members	950		47.3%	68
Regulatory capital stock	$2,011		100.0%	$313

			December 31, 2018	December 31, 2017
Capital Stock			$1,698	$1,443
MRCS			313	311
Regulatory capital stock			2,011	1,754

Capital stock			$1,698	$1,443
Retained earnings			3,536	3,297
Accumulated other comprehensive income (loss)			55	112
GAAP capital			$5,289	$4,852

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Accumulated other comprehensive income (loss) in the above table consists of changes in market value of various balance sheet accounts where the change is not recorded in earnings but are instead recorded in equity capital as the income (loss) is not yet realized. For details on these changes please see Note 14 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Although we had no OTTI year to date in 2018, credit deterioration may negatively impact our remaining private-label MBS portfolio.  We cannot predict if or when impairments will occur, or the impact these impairments may have on our retained earnings and capital position.

Components of total GAAP capital changed for the following reasons:

•	The increase in capital stock corresponds to our members' increased use of our advances to support their borrowings.

•	Total retained earnings increased due to our net income less dividends paid; see Statements of Capital on page F-7 for details.

Repurchase of Excess Capital Stock

We are currently repurchasing all excess Class B2 membership stock on a weekly basis at par, i.e., at $100 per share. Members may continue to request repurchase of excess stock on any business day in addition to the weekly repurchase. We intend to continue repurchases of excess stock, including automatic weekly repurchases, until otherwise announced, but repurchases remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices.

Repurchase of excess capital stock held by members is subject to compliance with the following financial and capital thresholds both before and after repurchase:

•	The ratio of our total capital to total assets is greater than or equal to 4.25%;

•	Our ratio of the Bank's market value of equity to book value of equity is at least 85% on a U.S. GAAP basis;

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•	Our risk-based capital is greater than or equal to 125% of the minimum amount required, as discussed in Capital Resources on page 55;

•	Compliance with all of our minimum capital requirements and minimum liquidity requirements;

•	Projected compliance with each of our minimum regulatory capital requirements for the next four quarters using the most recent expected case income projections; and

•	Compliance with our contractual obligations under the Joint Capital Enhancement Agreement, as discussed in Joint Capital Enhancement Agreement with other FHLBs on page 60.

For further information on amounts of excess stock repurchased, see Statements of Capital to the financial statements.

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

Retained Earnings and Dividend Policy

Our Board of Directors has adopted a Retained Earnings and Dividend Policy (Policy) which, as last updated in October 2018, establishes a target for retained earnings to provide a cushion against the potential for loss that could impact shareholder value. Specifically, the Policy requires us to establish an overall target for retained earnings incorporating the following components:

•
Risk-based targets based on estimates using the greater of (1) modified regulatory-based estimates with components for credit risk and market risk, (2) results of our annual stress test, and (3) parametric value-at-risk estimates for credit and market risk. Each of these risk-based alternatives incorporates additional estimates for exposures related to (1) operational risk, (2) deterioration in market value resulting in the ratio of the Bank’s market-to-book value of equity on a U.S. GAAP basis of less than 100%, (3) repurchase risk arising from obligations to third party investors from loans originated under the MPF Program, (4) settlement risk relating to unsettled consolidated obligations and investment debt securities, (5) accounting risk related to hedge accounting and OTTI accounting and (6) the amount of loans outstanding under the Bank’s Community First Fund;

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

Under the Policy, we may, but are not required, to pay a dividend out of our net income (with certain adjustments as described below) based on our attainment of the retained earnings target on a quarterly basis and management's assessment of the current adequacy of retained earnings. The Policy's dividend payout schedule provides that we will not pay a dividend if we meet less than 70% of the risk-based requirement portion of the retained earnings target, with a maximum dividend of between 30-80% of adjusted net income (as defined below) depending on the level of the earnings-based component of the retained earnings target and the target capital ratio. For these purposes, adjusted net income is net income resulting directly from certain business activities, excluding income from such activities as advance prepayments, transfers of debt to other FHLBs and gains or losses resulting from certain hedge practices. Dividends that are permitted under the Policy but not paid in any given quarter may be applied to subsequent quarters if requirements set forth in the Policy, applicable FHFA rules, and the Joint Capital Enhancement Agreement (as discussed below), are met.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Our Board of Directors declared quarterly cash dividends at annualized percentage rates per $100 of par value as presented in the below table (based on the previous quarter's earnings).

	B1 Activity Stock		B2 Membership Stock
Quarter in which dividend was declared (recorded) and paid	Dividends	Annualized Rate	Dividends	Annualized Rate
2018
1st quarter	$12	3.50%	$1	1.50%
2nd quarter	15	4.00%	—	1.60%
3rd quarter	16	4.25%	1	1.70%
4th quarter	18	4.50%	1	1.80%
Total	$61	4.06%	$3	1.65%
2017
1st quarter	$9	3.00%	$1	0.85%
2nd quarter	8	3.15%	1	1.05%
3rd quarter	11	3.30%	—	1.25%
4th quarter	9	3.30%	1	1.25%
Total	$37	3.19%	$3	1.10%

On January 23, 2019, our Board of Directors increased the dividend declared per share on both sub-classes of capital stock. Based on our financial results for the fourth quarter of 2018, the Board declared a cash dividend of 5.00% (annualized) for Class B1 activity stock (an increase of 50 basis points compared to the prior quarter) and a cash dividend of 2.00% (annualized) for Class B2 membership stock (an increase of 20 basis points compared to the prior quarter). This dividend, including dividends on mandatorily redeemable capital stock, totaled $25 million and was paid on February 14, 2019. The Board determined that our strong financial performance in the fourth quarter of 2018 coupled with rising short-term market interest rates merited the increased dividends.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Off Balance Sheet Arrangements

We provide members with letters of credit for a fee. If a beneficiary draws under a letter of credit, our member either reimburses us for the amount drawn or the drawn amount is converted into a collateralized advance to the member. If any advances were to be issued under these letters of credit, they would be made under the same standards and terms of collateral as any other advance issued to that member at that point of time.

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

Contractual Cash Obligations

We enter into various contractual obligations that require us to make future cash payments. The following table summarizes our long-term contractual cash payments due by period:

	Contractual Cash Payments Due by Period
As of December 31, 2018	Less than 1 year	1-3 years	3-5 years	After 5 years	Total [a]
Consolidated obligation bonds	$18,418	$12,861	$6,527	$4,680	$42,486
MPF delivery commitments	336	—	—	—	336
Mandatorily redeemable capital stock	2	6	6	299	313
Other	5	10	11	19	45
Total contractual cash obligations	$18,761	$12,877	$6,544	$4,998	$43,180

[a]	Total excludes projected contractual interest payments for consolidated obligation bonds of $3.5 billion.

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

Credit Risk
We define credit risk as the risk to our earnings or capital due to an obligor’s failure to meet the terms of any contract with us, or to otherwise perform as agreed. We are exposed to credit risk principally through:

•	Member credit products, such as advances, letters of credit, and other extensions of credit to borrowers;

•	MPF Loans and related exposures;

•	investment debt securities;

•	securities purchased under agreements to resell;

•	unsecured short-term investments;

•	Community First Fund loans; and

•	derivatives.

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

•	For increases to the initial credit limit, approval by the Credit and Collateral Committee, our CRO, or our CEO is required.

Member Credit Outstanding - We track total credit risk with our members. The total credit risk concentrated with members with 10% or more of our total member credit outstanding is as follows:

As of December 31, 2018	Total Credit Outstanding		% of Total
One Mortgage Partners Corp.	$26,293	[a]	34.1%
The Northern Trust Company	7,700		10.0%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Member Credit Risk Ratings - Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. We utilize our credit risk rating system to assign each member a credit risk rating from one (lowest credit risk) to five (highest credit risk). Our credit risk rating represents our assessment of the risk of member insolvency rather than the risk of credit loss on the member's credit outstanding with us.  We utilize the credit risk rating of a member to manage our credit risk through collateral controls, and as a result, we have never suffered a credit loss on a member credit product. Credit risk mitigation actions may be applied to members perceived to pose increased risk, and are commonly applied to members with credit risk ratings of four and five. Specifically, these members may be:

•	required to maintain higher amounts of collateral;

•	required to deliver loan collateral to us or a third party custodian on our behalf;

•	restricted from obtaining certain member credit products; and

•	faced with more stringent collateral reporting requirements.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $52.6 billion were advances (par value) and $24.3 billion were letters of credit at December 31, 2018, compared to $48.0 billion and $19.6 billion at December 31, 2017.

	December 31, 2018					December 31, 2017
Rating	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Value	Number of Borrowers	% of Total	Credit Outstanding	% of Total	Collateral Value
1-3	509	97.5%	$76,456	99.1%	$130,791	495	97.0%	$67,105	99.0%	$116,810
4	2	0.4%	504	0.7%	536	7	1.4%	498	1.0%	577
5	11	2.1%	126	0.2%	193	11	2.2%	120	0.3%	234
Total	522	100.0%	$77,086	100.0%	$131,520	513	100.0%	$67,723	100.0%	$117,621

The majority of members assigned a 4 rating in the above table were required to pledge additional collateral and submit specific collateral listings, and all members assigned a 5 rating were required to pledge additional collateral and deliver collateral to us or a third party custodian on our behalf.

Nature and Amount of Collateral Pledged - Collateral arrangements may vary by type of member (e.g., depository versus non-depository institutions), lien structure, member credit quality, collateral availability, collateral type, results of periodic on-site reviews of collateral, and overall member credit exposure. The FHLB Act requires us to obtain sufficient collateral to fully secure member credit products. Eligible collateral includes whole first mortgages on improved residential property, or non-agency

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies (includes MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FHLB consolidated obligations); cash or deposits; and other real estate related collateral (includes home equity loans and lines of credit, farmland, and commercial real estate) that has a readily ascertainable value, can be reliably discounted to account for liquidation risk and can be liquidated in due course and that we can perfect a security interest in such collateral. We also accept pledges of secured business or agri-business loans from community financial institutions (CFIs), which are permitted under the FHLB Act.

In certain circumstances, such as when a member's membership is terminated due to a merger and the acquiring entity is a member of another FHLB; the other FHLB may agree to manage the former member's collateral covering advances and any other amounts still outstanding to us and will subordinate to us either certain collateral it receives from the member or certain categories of collateral. Likewise, if one of our members were to acquire the member of another FHLB, we may agree to manage the collateral for the other FHLB and subordinate our security interest in a certain category of collateral.

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

•	For securities, we multiply the applicable margin by the market value of each security; and

•
For loans, we multiply the applicable margin by the unpaid principal balance of pledged loans, along with any applicable percentage applied to adjust for ineligible loans found during a member’s collateral review.

▪	In general members pledging loan collateral via blanket reporting will receive the margins published, as a percent of unpaid principal balance.

▪
Members with listed and/or delivered loan collateral will generally receive the margins published, which will be applied as a percent to the lower of par or market value of the unpaid principal balance of the reported loan collateral.

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

We generally require members to pledge collateral under a blanket lien under which our security interest in collateral is automatically released when the member has sold or otherwise transferred its ownership interest in the collateral (unless otherwise notified by us) and such collateral is not required to secure a member’s outstanding credit obligations and we have not required the member to list or deliver such collateral. Under the Advances, Collateral Pledge and Security Agreement with our members, a member must maintain collateral with a collateral value to fully cover its credit outstanding. If the collateral does not have collateral value sufficient to cover the credit outstanding, we require a member to pledge other assets as collateral to cover the shortage, this includes the pledging of types of collateral that are outside of our eligibility criteria. As a result, we may require listing or delivery of the additional collateral from the member at any time while there is credit outstanding. Additionally, we have a lien on their capital stock in us.

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

We also conduct periodic on-site loan collateral reviews to confirm the collateral meets our eligibility requirements. On-site collateral verifications are performed on a schedule that varies based upon, including, but not limited to, our assessment of the credit risk of the member, the size of the member's credit exposure, the types of collateral pledged, and the amount of collateral coverage.

We have not recorded any allowance for credit losses for our on balance sheet member credit products nor any liabilities for our off balance sheet member credit products in the periods presented based on the following factors:

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

MPF Loans and Related Exposures

For a description of the MPF Program see Mortgage Partnership Finance Program on page 7.

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, Recoverable CE Fees, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. The unpaid principal balances of our conventional MPF Loans held in portfolio exposed to credit losses was $6.1 billion at December 31, 2018, and $4.1 billion at December 31, 2017. Our actual credit exposure is less than these amounts because the borrower's equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan held in portfolio balance, has not been considered.

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

Setting Credit Enhancement Levels - For conventional MPF Loans held in portfolio, credit losses in a Master Commitment are first absorbed by the Bank’s FLA but, if applicable to the MPF product, we will withhold a PFI’s scheduled performance credit enhancement fee in order to reimburse ourselves for any losses allocated to the FLA. If the FLA is exhausted, the credit losses are then absorbed by the PFI’s CE Amount that is calculated by utilizing a third party’s credit model. For further details on the FLA and PFI’s CE Amount, refer to Member PFIs on page 8 and MPF Risk Sharing Structure on page F-15.

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

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the Master Commitment and having a deductible initially equal to the FLA. As of December 31, 2018, and 2017, the outstanding balances of MPF Loans under the MPF Plus product with SMI coverage were $265 million and $540 million and the amounts of SMI coverage provided against losses were $12 million and $19 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure. Credit losses associated with Master Commitments where the SMI coverage has been discontinued are incorporated into the allowance for credit losses calculation. Such credit losses are immaterial.

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

	As of December 31, 2018
Conventional MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI's CE Amount [b]
100	$170	1.94%	5.85%	4.31%
125	2,791	0.12%	1.21%	1.66%
Plus	997	2.78%	7.94%	1.32%
35	557	—%	0.36%	2.10%
Original	1,557	0.36%	0.64%	5.82%

[a]	For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance-based CE Fees from PFIs.

[b]	Credit losses on a loan may only be absorbed by the CE Amount in the Master Commitment related to the loan. For further detail refer to MPF Risk Sharing Structure on page F-15.

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

As of December 31, 2018	Par Value	%
Wisconsin	$1,504	25%
Illinois	1,430	24%
California	1,002	17%
Virginia	207	3%
Minnesota	158	3%
All other states	1,761	28%
Total unpaid principal balance of conventional MPF Loans	$6,062	100%

Seller Concentration - During 2018, the top five PFIs, in the aggregate, accounted for 61% of our MPF on balance sheet purchases held in portfolio. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

For further discussion of how concentration risks may affect us, see Risk Factors on page 21.

Mortgage Repurchase Risk - We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third party investors under the MPF Direct Product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or indemnify us for related losses or request indemnification from the PFI’s MPF Bank as further discussed in the Risk Factors on page 27.

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

Based on the above factors:

We recognized a mortgage repurchase liability of less than $1 million as of December 31, 2018, and December 31, 2017, on the MPF Xtra loans. We also recognized an offsetting receivable due from our PFIs, since we deem it probable that we will recover any losses from third parties (e.g., PFIs and other MPF Banks). We believe the estimate of reasonably possible losses is zero as of the end of this reporting period.

We have repurchased $9 million of unpaid principal balances related to mortgage loans sold as part of our off balance sheet MPF Loan products for the year ending December 31, 2018, compared to $4 million for 2017, and $10 million for 2016. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs, we incurred no material losses on these loans.

We have $24 million as of December 31, 2018, of unpaid principal with respect to MPF Xtra loans that represent unresolved claims with Fannie Mae, in which a repurchase demand may occur compared to $37 million at December 31, 2017; see Note 17 - Commitments and Contingencies to the financial statements.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Five year trend in our MPF Loans held in portfolio

The following table shows the five year trend in our MPF Loans held in portfolio.

	2018	2017	2016	2015	2014
Recorded investment as of December 31,
MPF Loans past due 90 days or more and still accruing interest [a]	$24	$29	$31	$25	$69
Nonaccrual MPF Loans including nonperforming troubled debt restructurings (TDR)	33	49	74	107	163
TDRs performing - on an accrual basis	36	36	42	47	48
Total	$93	$114	$147	$179	$280
Interest on original terms (nonaccrual loans/performing TDRs)	$3	$4	$5	$7	$9
Interest recognized (performing TDRs only) [b]	$2	$2	$2	$2	$2

Allowance for credit losses for the years ended December 31,
Balance, beginning of period	$2	$3	$3	$15	$29
Losses charged to the allowance [c]	(1)	(1)	(1)	(17)	(7)
Provision for (reversal of) credit losses	—	—	1	5	(7)
Balance, end of period	$1	$2	$3	$3	$15

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

Investment Debt Securities

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds purchased by us in an aggregate original principal amount of $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private-label MBS, as well as other statements made about the securities by the issuer, are inaccurate. See Item 3. Legal Proceedings on page 31 for details on this litigation.

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

In addition to private-label MBS, we also hold a variety of other investment debt securities we believe are low risk and mostly government backed or insured such as GSE debt and FFELP ABS.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Debt Securities by Rating

The carrying amounts of our investments are presented in the following table by the long term NRSRO credit rating of the counterparty.

	AAA	AA	A	BBB	Below Investment Grade	Unrated	Carrying Amount
December 31, 2018
Investment debt securities-
U.S. Government & other governmental related	$—	$5,308	$—	$—	$—	$—	$5,308
State or local housing agency	—	23	—	—	—	—	23
FFELP ABS	33	3,748	—	—	—	—	3,781
MBS:
GSE residential	108	10,624	—	—	—	—	10,732
Government-guaranteed residential	—	1,028	—	—	—	—	1,028
Private-label MBS residential	—	22	2	6	174	229	433
Total investment debt securities	141	20,753	2	6	174	229	21,305
Interest bearing deposits	—	—	775	—	—	—	775
Federal Funds sold	—	2,425	5,100	157	22	—	7,704
Securities purchased under agreements to resell	—	1,250	1,650	—	—	—	2,900
Total carrying amount of investments	$141	$24,428	$7,527	$163	$196	$229	$32,684

December 31, 2017
Investment debt securities-
U.S. Government & other governmental related	$—	$2,004	$—	$—	$—	$—	$2,004
State or local housing agency	—	30	—	—	—	—	30
FFELP ABS	41	4,173	—	—	—	—	4,214
MBS:
GSE residential	—	8,949	—	—	—	—	8,949
Government-guaranteed residential	—	1,581	—	—	—	—	1,581
Private-label MBS residential	—	32	2	6	379	150	569
Total investment debt securities	41	16,769	2	6	379	150	17,347
Interest bearing deposits	—	—	775	—	—	—	775
Federal Funds sold	—	3,725	3,725	109	—	2	7,561
Securities purchased under agreements to resell	—	5,000	—	—	—	—	5,000
Total carrying amount of investments	$41	$25,494	$4,502	$115	$379	$152	$30,683

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Debt Securities Issuer Concentration

The following table summarizes our investment debt securities by issuer with a carrying amount exceeding 10% of our stockholders' equity:

December 31, 2018	Carrying Amount	Fair Market Value
Fannie Mae	$8,604	$8,625
Freddie Mac	2,129	2,138
Ginnie Mae	967	970
US Treasuries	3,460	3,460
SBA	1,769	1,785
SLM Student Loan Trust SLMA 2009-1 A	1,020	1,020
SLCLT 2009-1 Student Loan ABS	806	806
SLM Student Loan Trust SLMA 2009-2 A	862	862
SLC 2009-3 Student Loan ABS	578	578

All Others	1,110	1,340
Total Investment debt securities	$21,305	$21,584
Categorized as:
Trading debt securities	$3,478	$3,478
Available-for-sale debt securities	14,614	14,614
Held-to-maturity debt securities	3,213	3,492

Aging and Carrying Amount

A table presenting the aging of our investments for the current year, as well as the carrying amounts for the previous two years can be found in Note 5 - Investment Debt Securities to the financial statements. It also discloses the yields by aging categories for the current year.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

We had no OTTI charge for the year ended December 31, 2018, under a base case (best estimate) scenario as discussed in Note 5 - Investment Debt Securities on page F-29. We also performed a cash flow analysis for each of these securities under a more stressful scenario, or adverse case scenario. This adverse case scenario was primarily based on a short-term housing price forecast that was five percentage points lower than the base case, followed by a path with annual rates of housing price growth that included rates which were 33.0% lower than the base case. Based on the adverse scenario, we would not have had a material OTTI charge.

Other Credit Indicators:

The following table presents the outstanding unpaid principal balance and credit ratings on our private-label residential MBS by Prime, Alt-A, and Subprime as designated at time of issuance. For securities on which an OTTI charge has been taken, see Note 5 - Investment Debt Securities to the financial statements. Except for an immaterial amount of fixed rate, these MBS are all variable rate securities.

As of December 31, 2018	Prime	Alt-A	Subprime	Total
Unpaid Principal Balance (UPB) by credit rating -
AA	$21	$—	$—	$21
A	—	—	2	2
BBB	2	—	5	7
Below investment grade	31	53	306	390
Unrated	384	—	1	385
Total unpaid principal balance	438	53	314	805
Amortized cost	351	34	155	540
Gross unrealized losses (incl. noncredit OTTI)	(86)	—	(28)	(114)
Gross unrealized gains	124	7	106	237
Fair value	$389	$41	$233	$663

For the year ended December 31, 2018
Weighted average percentage fair value to unpaid principal balance	89%	77%	74%	82%
Original weighted average credit support	12%	17%	22%	16%
Current weighted average credit support	1%	—%	16%	7%
Weighted average collateral delinquency	9%	17%	19%	13%

At December 31, 2018, 37% of the total mortgage properties collateralizing our private-label MBS were located in California, which was the only state with a concentration exceeding 10% of this portfolio.

Securities Purchased Under Agreements to Resell

We invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  Securities purchased under agreements to resell are secured by collateral of marketable securities held by a third party custodian. If the fair value of the accepted collateral decreases below the fair value amount required as collateral, our counterparty is required to provide an equivalent amount of additional securities as collateral to make up the shortfall. If the credit markets experience disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. If the collateral's fair value amount has decreased below the resale agreement's carrying amount, we may suffer a credit loss.

The credit ratings of securities purchased under agreement to resell are disclosed along with investment debt securities and unsecured short-term investments, in the Investment Debt Securities by Rating table on page 69.

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

•	Unsecured credit investment maturities are subject to maximum amounts and tenors as established by the Bank.

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

December 31, 2018	AA	A rated	BBB	Below Investment Grade	Total
Domestic U.S.
Interest bearing deposits	$—	$775	$—	$—	$775
Federal Funds sold	1,000	600	157	22	1,779
Foreign commercial banks - Federal Funds sold:
Australia	1,000	—	—	—	1,000
Canada	—	1,925	—	—	1,925
Finland	425	—	—	—	425
France	—	1,200	—	—	1,200
Netherlands	—	425	—	—	425
Norway	—	600	—	—	600
Sweden	—	350	—	—	350
Total unsecured credit exposure	$2,425	$5,875	$157	$22	$8,479

All $8.479 billion of the unsecured credit exposure in the above table represent overnight investments and $797 million in the above table were with members and their affiliates. Any amounts related to members over a 10% concentration are included in the amounts in the Member Credit Outstanding table on page 63.

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

	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties [a]
As of December 31, 2018
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
AA rated	$1	$(1)	$—	$—
BBB	31	(30)	—	1
Overcollateralized liability positions -
Bilateral derivatives -
AA rated	(1)	1	—	—
A rated	(112)	116	—	4
BBB	(53)	53	—	—
Cleared derivatives	(9)	—	269	260
Nonmember counterparties	(142)	138	269	265
Member counterparties	1	—	—	1
Total	$(141)	$138	$269	$266

As of December 31, 2017
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
BBB	$8	$(8)	$—	$—
Overcollateralized liability positions -
Bilateral derivatives -
AA	(52)	52	—	—
A rated	(75)	76	—	1
Cleared derivatives	(6)	—	67	61
Nonmember counterparties	(125)	121	67	63
Member counterparties	1	—	—	1
Total	$(124)	$121	$67	$64

[a]	Less than $1 million is shown as zero.

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

Mortgage-Related Assets

MPF Loans Held in Portfolio and Residential MBS:

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Non-Residential MBS Investment Debt Securities

Our major security types, excluding Residential MBS, are based on the nature and risks of the security. These securities include, but are not limited to, the following:

•
U.S. Government & other government related may consist of the sovereign debt of the United States; debt issued by government sponsored enterprises (GSE); and non-mortgage-backed securities of the Small Business Administration and Tennessee Valley Authority.

•	Federal Family Education Loan Program - asset backed securities (FFELP ABS).

•	State or local housing agency obligations.

•	Multi-Family MBS guaranteed by GSE.

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

Economic Hedges

We may manage against prepayment and duration risk by funding investment debt securities with consolidated obligations that have call features, by economically hedging the prepayment risk with caps, floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities.

We may also manage the risk arising from changing market prices and volatility of investment debt securities classified as trading debt securities by entering into derivative financial instruments (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading debt securities and the associated derivatives are recognized in noninterest income.

Discount Notes

Cash Flow Hedges

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate, LIBOR. Our hedge objective/strategy is to hedge the total net proceeds received from “rolling” forecasted zero-coupon discount note issuances attributable to changes in LIBOR by entering into interest rate swap(s) to mitigate such risk. The life of the hedging relationship between the hedging instrument and the hedged item is from hedge inception until the hedge relationship ends, which is the last forecasted discount note issuance date of the hedge relationship. We are hedging the total net proceeds attributable to changes in LIBOR related to the forecasted issuance (and re-issuance) of zero-coupon fixed-rate discount notes with a three or six month tenor. We primarily use a pay-fixed interest rate swap or “swap” as the hedging instrument in which the interest rate resets every three or six months, whichever is applicable.

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

Our Asset/Liability Management Committee provides oversight of risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. The table below reflects the expected change in market value of equity for the stated increase or decrease in interest rates based on our models and related loss limit for each scenario established in the Policy.

	December 31, 2018		December 31, 2017
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$27	$(450)	$202	$(370)
-100 bp	7	(200)	66	(155)
-50 bp	12	(90)	31	(60)
-25 bp	9	(45)	16	(30)
+25 bp	(12)	(45)	(17)	(30)
+50 bp	(27)	(90)	(37)	(60)
+100 bp	(62)	(200)	(83)	(155)
+200 bp	(159)	(450)	(195)	(370)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table outlines our hedge activity by hedged item or economic risk exposure, hedging instrument, hedge type and notional amount by hedging activity.

As of December 31,			Notional Amount
Hedged Item/Economic Risk Exposure [a]	Hedge Type	Hedging Instrument	2018	2017
Investment Debt Securities	Fair value	Receive floating, pay fixed interest rate swap	$7,367	$3,267
	Economic	Receive floating, pay fixed interest rate swap	3,450	—
			10,817	3,267

Advances	Fair value	Receive-floating, pay fixed interest rate swap (without options)	4,403	3,766
		Receive-floating, pay fixed interest rate swap (with options)	4,694	1,860
	Economic	Pay fixed, receive floating swap	1,117	1,306
		Other	492	48
			10,706	6,980

MPF Loans	Economic	A combination of swaps, swaptions, caps, floors, futures, forward settlements and to-be-announced (TBA) forward contracts	11,038	12,976

Discount Notes	Cash flow	Receive-floating, pay fixed interest rate swap	3,318	5,868
	Economic	Receive-fixed, pay floating interest rate swap	1,000	750
			4,318	6,618

Consolidated Obligation Bonds	Fair value	Receive-fixed, pay floating interest rate swap (without options)	6,922	4,726
		Receive fixed, pay floating interest rate swap (with options)	8,845	7,168
	Economic	Receive-fixed, pay floating interest rate swap (without options)	1,306	2,035
		Receive fixed, pay floating interest rate swap (with options)	1,298	3,446
		Other	209	80
			18,580	17,455

Intermediary transactions on behalf of members with counterparties	Economic	Receive floating interest rate swap, pay-fixed	17	26
Mortgage purchase commitments	Standalone	Mortgage delivery commitment	495	649
Total			$55,971	$47,971

[a]	Hedged item only applies to hedges that qualify for hedge accounting. Economic risk exposure applies economic hedges that are accounted for at fair value.

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

•
Basis risk - We are exposed to basis risk as the yields on different assets, liabilities and derivatives are determined on different yield curves. This includes (1) differences between the swap curve and the Office of Finance cost of funds or consolidated obligation curve; (2) changes in individual securities' spreads to the swap curve as a result of changes in supply, demand, and credit quality of different securities in the market; and (3) changes in mortgage rates relative to the swap curve. We measure our basis risk as follows:

▪	Basis risk (spread to swap curve) – Change in market value for a one basis point parallel increase in the spread to the swap curve.

▪	Basis risk (mortgage spread) – Change in market value for a one basis point increase in mortgage rates.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of December 31, 2018
Advances	$(5)	$2	$—	$(13)	$—
MPF Loans	(2)	(6)	(1)	(4)	—
Mortgage Backed Securities	(5)	—	(1)	(5)	—
Other interest earning assets	(1)	—	—	(2)	—
Interest-bearing liabilities	7	9	—	8	—
Derivatives	6	(6)	—	—	—
Total	$—	$(1)	$(2)	$(16)	$—

As of December 31, 2017
Advances	$(4)	$1	$—	$(13)	$—
MPF Loans	(2)	(5)	(1)	(2)	1
Mortgage Backed Securities	(1)	—	(1)	(2)	—
Other interest earning assets	(1)	—	—	(2)	—
Interest-bearing liabilities	6	6	—	6	—
Derivatives	1	(4)	—	—	—
Total	$(1)	$(2)	$(2)	$(13)	$1

As of December 31, 2018, our sensitivity to changes in implied volatility was $(1) million. At December 31, 2017, our sensitivity to changes in implied volatility was $(2) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of December 31, 2018			As of December 31, 2017
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
1.1	0.7	1.9	2.9	1.2	2.2

As of December 31, 2018, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $294 million, and our market value of equity to book value of equity ratio was 105%, compared to $371 million and 107% at December 31, 2017. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in
Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 8.	Financial Statements and Supplementary Data.

Our Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1.

Supplementary Data - Selected Quarterly Financial Data (Quarter amounts are unaudited)

	Year	4th	3rd	2nd	1st
2018
Interest income	$2,315	$655	$603	$577	$480
Interest expense	1,802	524	477	445	356
Provision for (reversal of) credit losses	—	1	(1)	—	—
Net interest income after provision for (reversal of) credit losses	513	130	127	132	124
Noninterest income	16	1	6	9	—
Noninterest expense	191	56	47	46	42
Affordable Housing Program assessment	35	8	9	10	8
Net income	$303	$67	$77	$85	$74

2017
Interest income	$1,558	$437	$411	$373	$337
Interest expense	1,075	307	288	256	224
Provision for (reversal of) credit losses	—	—	(1)	1	—
Net interest income after provision for (reversal of) credit losses	483	130	124	116	113
Noninterest income	44	13	5	16	10
Noninterest expense	174	45	43	44	42
Affordable Housing Program assessment	36	10	9	9	8
Net income	$317	$88	$77	$79	$73

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management uses as guidance the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” and other authoritative guidance on governance and internal control. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on these factors, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of December 31, 2018, and as a result, we did not accrue a liability. For additional information, see Note 10 - Consolidated Obligations and Note 17 - Commitments and Contingencies to the financial statements.

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

PwC has advised the Bank that as of December 31, 2018, it and certain covered persons in the firm have borrowing relationships with three Bank members (referred to below as the “Lenders”) who each own more than ten percent of the Bank’s capital stock which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances of PwC’s and its covered persons’ relationships with these Lenders as well as PwC’s and the Audit Committee’s conclusions concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

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

PwC has also advised the Audit Committee that it does not believe that the borrowing relationships among its firm partners and two of the Lenders that participate in a syndicate financing program to fund capital contribution requirements impair PwC’s ability to exercise objective and impartial judgment. With respect to the syndicated loans, the Lenders cannot initiate any change to the terms of the loan without agreement of a majority of the syndicate lenders. Additionally, PwC believes that the same considerations as described above for its direct borrowings are applicable in evaluating these relationships.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Additionally, PwC advised the Audit Committee that with respect to certain covered persons who do not play an active role in the Bank’s audit and that have borrowing relationships with the Lenders, its conclusion is based on such professionals being required to disclose immediately any relationships that may raise issues about objectivity, confidentiality, independence, conflicts of interest, or favoritism.

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

For further discussion of Bank members owning more than ten percent of the Bank’s capital stock at December 31, 2018, please see Note 13 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements. For a discussion of the voting rights of our members, please see 2018 Director Election on page 85.

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

These criteria are the only permissible eligibility criteria that member directors must meet. The FHLBs are not permitted to establish additional eligibility criteria for member directors or nominees. For member directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLB stockholders may nominate and elect member directors. FHLB Boards are not permitted to nominate or elect member directors, although they may appoint a director to fill a vacant directorship in advance of the next annual election. Specifically, institutions which are members required to hold capital stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process unless they have been involuntarily terminated as a member at the time of voting. With respect to member directors, under FHFA regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship. Because of the structure of FHLB member director nominations and elections, we do not know what factors our member institutions consider in selecting member director nominees or electing member directors.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

2018 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2018 was the election of certain member and independent directors, which occurred in the fourth quarter of 2018 as described above. We conducted this election to fill three open member directorships and one open independent directorship for 2019 designated by the FHFA. In 2018, the nomination and election of member directors was conducted by mail. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 14, 2018, as amended by two 8-K/As filed on December 14, 2018 and January 28, 2019.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 28, 2019.

Name	Age	Director Since	Expiration of Term as of December 31,

Michael G. Steelman, Chairman [a]	68	2011	2022
John K. Reinke, Vice Chairman [b]	67	2012	2019
James T. Ashworth [a]	67	2013	2020
Owen E. Beacom [a]	60	2012	2019
Edward P. Brady [d]	55	2009	2019
Mary J. Cahillane [d]	67	2011	2020
Mark J. Eppli [d]	57	2012	2021
Joseph Fazio III [b]	57	2017	2020
Michelle L. Gross [a]	48	2015	2020
James H. Hegenbarth [b]	55	2018	2021
Phyllis Lockett [d]	53	2015	2019
David R. Pirsein [a]	66	2015	2022
Leo J. Ries [c]	65	2009	2022
Lois Alison Scott [d]	58	2017	2019
Ty R. Taylor [b]	51	2019	2022
Daniel G. Watts [a]	59	2018	2021
Gregory A. White [c]	55	2009	2021
Charles D. Young [d]	50	2015	2020

[a]	Illinois member director.

[b]	Wisconsin member director.

[c]	Public interest independent director.

[d]	Independent director.

James T. Ashworth joined CNB Bank & Trust, N.A. in 1978 and has served in many capacities, including as Vice Chairman since 1989 and as President and CEO from 1989 to 1997, as well as serving as Vice Chairman and President and CEO of its holding company, CNB Bank Shares, Inc. since 1989. Mr. Ashworth served as Chairman of the Community Bankers Association of Illinois (CBAI) and as an elected director of the Independent Community Bankers of America, on the state association's Legislative Committee and the national association's Regulation Review Committee; he was named CBAI's "Outstanding Member" in 1995.  He also has previously served on the Illinois State Treasurer's Community Bank Advisory Council and as an appointed delegate to the White House Conference on Small Business. Mr. Ashworth earned a Bachelor of Science degree from the University of Miami, and is a graduate of the Graduate School of Banking in Madison, Wisconsin, as well as its post-graduate program. Mr. Ashworth has also served on numerous local boards, including a community hospital, a chamber of commerce, an economic development corporation, and a community foundation.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mr. Ashworth serves on the following Board committees of the Bank: Affordable Housing (Chairman), Audit (Vice Chairman), and Executive & Governance.

Owen E. Beacom served as Chief Lending Officer and director of First Bank & Trust, Evanston, IL from 2004 until its acquisition by Byline Bank in 2018. Mr. Beacom is now a Senior Vice President with Byline Bank. Mr. Beacom's responsibilities with Byline Bank cover business development and credit process in the commercial banking department. Mr. Beacom's banking experience dates back to 1982 and includes American National Bank of Chicago, Lakeshore National Bank and Bank One. Mr. Beacom’s career experience has centered on commercial banking including community development lending and affordable housing.

Mr. Beacom serves on the following Board committees of the Bank: Human Resources & Compensation and Operations & Technology.

Edward P. Brady has served as president/owner of Brady Homes and Brady Group in Bloomington, Illinois, since 1988.  He serves on the Executive Committee and Board of Directors for the National Association of Home Builders and the Home Builders Association of Illinois. Mr. Brady is a former director of Freestar Bank, served as Chairman of the Brady for Illinois 2010 campaign, and has previously served on the Board of Habitat for Humanity for Illinois, the Illinois Chamber of Commerce, the Board of Economic Development Council for McLean County, and other community organizations. Mr. Brady was the past chairman of the National Association of Home Builders. The Board nominated Mr. Brady to serve as an independent director based on his knowledge of and experience in organizational management and project development, as indicated by his background.

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

Ms. Cahillane serves on the following Board committees of the Bank: Audit, Executive & Governance and Risk Management (Chairman).

Mark J. Eppli is currently the Director of the Graaskamp Center for Real Estate, Wisconsin School of Business at the University of Wisconsin - Madison, a position he’s held since August 2018.  Dr. Eppli was previously Robert B. Bell, Sr. Chair in Real Estate at Marquette University in Milwaukee, Wisconsin from 2002 to 2018, and served as the Director of the Center for Real Estate from 2009 to 2018.  He also served as Interim Keyes Dean of Business at Marquette University from 2012 to 2015.  Dr. Eppli was also Assistant, Associate, and Full Professor of Finance and Real Estate in the School of Business and Public Management at The George Washington University from 1991 to 2002.  He was an active instructor and author for the Urban Land Institute from 1992 to 2012.  Dr. Eppli was also a Lecturer and Teaching Assistant at the University of Wisconsin-Madison from 1987 to 1991.  Prior to obtaining his doctorate, Dr. Eppli pursued a career in commercial real estate, serving as Manager of Research and Investment Analysis with PM Realty Advisors from 1985 to 1986 and a Specialist in Real Estate Acquisitions at GE Capital Corporation from 1984 to 1985.  Dr. Eppli is past recipient of the Greater Washington Urban League’s “Volunteer of the Year,” Urban Land Institute’s “Star Performer, and LISC-Milwaukee’s “Navigator” awards for his efforts to attract minorities to the commercial real estate industry. He is a Board member and past President of the Real Estate Research Institute and Distinguished Fellow at NAIOP, the Commercial Real Estate Development Association.

The Board nominated Dr. Eppli to serve as an independent director based on his knowledge of and experience in financial management and risk management practices, as indicated by his background.

Dr. Eppli serves on the following Board committees of the Bank: Affordable Housing and Risk Management (Vice Chairman).

Joseph Fazio III is Co-founder, Board Chairman and CEO of Commerce State Bank, a De Novo bank, which opened in 2005. Mr. Fazio is the only CEO Commerce State Bank has had, having held the positions of Chairman and CEO from 2005 to present. Mr. Fazio also serves as a director of the bank’s holding company, Commerce Financial Holdings, Inc. Prior to founding Commerce State Bank, Mr. Fazio led a privately-held marketing company from 2002 to 2004, was Director of Corporate Marketing for Metavante (now FIS) from 1998 to 2002, led Personal Trust Administration for M&I Trust Company (now BMO)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

from 1995 to 1998, and held several management positions with IBM from 1983 to 1995. Mr. Fazio is a 1983 graduate of St. Norbert College, and in 1988 earned his master’s degree from Edgewood College. He served as a member of the board of directors of the Wisconsin Bankers Association from 2013 to 2016. An active member of his community, he has served as an elected official for the City of Cedarburg and has held several city board appointments. He is the past President of the Greater Cedarburg Community Foundation, and has served on the board of non-profits such as St. Francis Borgia School, Walker’s Point Youth and Family Center, and the Cedarburg Athletic Booster Club. Mr. Fazio is the author of the book, “This Might be a Dumb Question, but How Does Money Work?”

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

Ms. Gross serves on the following Board committees of the Bank: Executive & Governance, Human Resources & Compensation (Vice Chairman), and Risk Management.

James H. Hegenbarth has served as President/CEO of The Park Bank in Madison, Wisconsin since 1999 and a member of its Board of Directors since 1997. He has been in the banking industry since 1985 and served in roles with increasing responsibilities, including consumer loan officer, credit analyst, credit manager, Associate Vice President of Business Banking, Vice President of Business Banking, and Senior Vice President of Lending. Mr. Hegenbarth previously worked at First Bank, N.A. (now U.S. Bank). He is a former Wisconsin Bankers Association (WBA) Board member and a current member of the Government Relations Committee. Mr. Hegenbarth is a Board member of the American Family Children’s Hospital at UW Madison, a trustee and Chairman of the Business and Finance Committee at Edgewood High School and the Chairman of the Ronald McDonald House Madison Capital Campaign. He is also a new member of the American Bankers Association (ABA) FHLB Committee. Mr. Hegenbarth is a graduate of the Graduate School of Banking, University of Wisconsin-Madison, and earned his undergraduate degree in Economics from the University of Wisconsin-Madison.

Mr. Hegenbarth serves on the following Board committees of the Bank: Audit and Public Policy.

Phyllis Lockett has served since 2014 as the founding CEO of LEAP Innovations, a national non-profit organization that works with educators and technology companies from across the nation to research, pilot and scale new instructional designs and technology solutions that advance student learning. Prior to her role at LEAP, Ms. Lockett served as President and CEO of New Schools for Chicago, a venture philanthropy organization that invests in the start-up of new public schools, since 2005. Ms. Lockett served from 1999 to 2005 as Executive Director of the Civic Consulting Alliance, a pro-bono consulting firm sponsored by the Civic Committee of the Commercial Club of Chicago that leads strategic planning initiatives, process improvement and program development projects for government agencies. She has played an instrumental role in some of the largest initiatives for the City of Chicago, Chicago Public Schools, and Chicago Housing Authority, including the reorganization of the management structure, resident relocation, capital construction, asset management, and economic development strategies to support the Chicago Housing Authority’s $1.5 billion Plan for Transformation. Ms. Lockett earned a Master of Management from the Kellogg Graduate School of Management at Northwestern University and a Bachelor of Science in Industrial Engineering from Purdue University. The Board nominated Ms. Lockett to serve as an independent director based on her knowledge of and experience in organizational management, financial management and project development, as indicated by her background.

Ms. Lockett serves on the following Board committees of the Bank: Executive & Governance (Alternate), Human Resources & Compensation, and Operations & Technology (Vice Chairman).

David R. Pirsein has served as President & CEO of First National Bank in Pinckneyville, First Perry Bancorp Inc. and its subsidiary, First National Insurance Services, Inc. since 2005. He has been an active Community Banker for over 35 years. Mr. Pirsein is a board member and executive committee member of the Shazam Inc. board, an EFT network and payments processor. He is the Southern Illinois Regional Vice-Chairman and board member of the CBAI and a board member of its subsidiary, the Community BancService Corp. He currently serves as Assistant Secretary and Finance chairman of the Pinckneyville Community Hospital Board. He also serves on the board of governors of the Southern Illinois Real Estate Title

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Company, LLC. He is an active participant on the Pinckneyville strategic planning committee and is a Chamber member. Mr. Pirsein previously served two terms on the St. Louis Federal Reserve Board where he held the position of Audit committee chairman for several years. He graduated from Southern Illinois University Carbondale with a degree in Finance and Banking and has attended many banking schools, including the Graduate School of Banking in Madison, Wisconsin.

Mr. Pirsein serves on the following Board committees of the Bank: Executive & Governance (Alternate), Operations & Technology (Chairman) and Public Policy.

John K. Reinke has been with The Stephenson National Bank & Trust since 1974, where he served as President from 2000 to 2013. Mr. Reinke currently serves as Chair of the board of directors of The Stephenson National Bank & Trust subsequent to his retirement as President & CEO in April 2013. Mr. Reinke previously served on the Government Relations Administrative Council for the American Bankers Association. In addition, he served on the Board of the Wisconsin Bankers Association from 2002 through 2008 and as Chairman from 2006 to 2007. Mr. Reinke also has previously served as a Bay Area Medical Center board member and Treasurer, President of the University of Wisconsin - Marinette Foundation, Inc., President of the Menominee Area Chamber of Commerce, Chairman of the M&M Area Community Foundation, M&M Area Great Lakes Sport Fishermen President, M&M YMCA President, and Marinette County Revolving Loan Committee President.

Mr. Reinke serves as the Bank's Vice Chairman of the Board and Vice Chairman of the Executive & Governance Committee. Mr. Reinke also serves on the following Board committees of the Bank: Human Resources & Compensation (Chairman) and Risk Management.

Leo J. Ries was the Executive Director of Local Initiatives Support Corporation (LISC) in Milwaukee, Wisconsin from 2000 until he retired in 2015. He currently works as a private consultant providing management services for the Martin Luther King Economic Development Corporation (MLKEDC) and the Wisconsin Preservation Fund (WPF). MLKEDC and WPF are both nonprofit neighborhood development organizations working in the City of Wisconsin. He also currently serves on the Board of Directors for Near West Side Partners, Inc. and Lead2Change, Inc., as well as the Wisconsin Board of Directors for CommonBond Communities, Inc., and the Advisory Council for First-Ring Industrial Redevelopment Enterprise, Inc. Prior to his tenure at LISC, he was Deputy Commissioner for the City of Milwaukee in the Department of Neighborhood Services in 1999 and Director of the Housing and Neighborhood Development Division of the Department of City Development from 1992 to 1998. He served as the Director of the Community Block Grant Administration in the Department of Administration from 1990 to 1992. He served on the Board of Directors of the Neighborhood Improvement Development Corporation from 1992 to 1999, Select Milwaukee, Inc., from 1996 to 2000, Walker's Point Development Corporation from 1999 to 2000, and Canticle Court/Juniper Court from 1999 to 2000. The Board nominated Mr. Ries to serve as an independent director based on his experience representing community interests in housing, as indicated by his background.

Mr. Ries serves on the following Board committees of the Bank: Affordable Housing (Vice Chairman) and Operations & Technology.

Lois Alison Scott has served as President of Epoch Advisors since 2015. From 2011 to 2015, Ms. Scott served as the Chief Financial Officer for the City of Chicago, the first woman to ever serve in that capacity. In 2011, Ms. Scott co-founded and chaired the Municipal CFO Forum with the Harris School of the University of Chicago where she now chairs the Advisory Board for the Center on Municipal Finance. From 2002 to 2011, Ms. Scott was Chief Executive Officer of a financial advisory firm that served large corporate and governmental clients. Prior to that, she served as President and Vice Chair of a technology company that provided a family of services to schools. Ms. Scott started her career at First Chicago (now JPMorgan), where she was responsible for governmental, healthcare and higher education clients in an eight-state region. She also worked for Bank of America, Donaldson Lufkin & Jenrette and chaired the Management Committee of the Export-Import Bank of the U.S. after serving as a White House Fellow. From 2015 to August 2017, Ms. Scott served as a director on the board of the MBIA. She served as Audit Committee Chair and Vice Chair of the Chicago Stock Exchange where she was a director from 2016 to 2018 prior to its sale to the New York Stock Exchange. She currently serves on the board of the Kroll Bond Rating Agency, Sunrise Transportation, and the advisory boards of other privately held companies. The Board nominated Ms. Scott to serve as an independent director based on her knowledge of and experience in accounting and financial management practices, as indicated by her background.

Ms. Scott serves on the following Board committees of the Bank: Audit (Chairman), Executive & Governance, and Risk Management.

Michael G. Steelman has been with the Farmers and Merchants State Bank of Bushnell and its holding company, Prairieland Bancorp., Inc., since 1984. He has served as Chief Executive Officer of Farmers and Merchants State Bank of Bushnell since 1996, and was appointed Chairman in 2001. In addition, Mr. Steelman has served as President and Chairman of the holding company since 2001. Mr. Steelman served as Chairman of the Illinois Bankers Association from 2008 to 2009, and was actively

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

involved in the legislative and regulatory process at federal and state levels. An attorney practicing in banking law, Mr. Steelman is a member of the Illinois State Bar Association, and a graduate of the University of Wisconsin Graduate School of Banking. Mr. Steelman also serves as Secretary and Director of the Bushnell Economic Development Corporation.

Mr. Steelman serves as the Bank's Chairman of the Board and Chairman of the Executive & Governance Committee. He also serves as an ex officio member of the following Board committees of the Bank: Affordable Housing, Audit, Human Resources & Compensation, Operations & Technology, Public Policy, and Risk Management.

Ty R. Taylor has been President and CEO of Waukesha State Bank since 2004, and has been with the bank since 1991.  Prior to becoming President and CEO of Waukesha State Bank, he oversaw the bank's commercial and mortgage lending services, among other responsibilities.  From 1990 to 1991, Mr. Taylor was employed at M&I Marshall & Ilsley Bank.  Mr. Taylor has volunteered extensively with various local non-profit organizations.  Mr. Taylor has a B.A. in Economics from Wheaton College, Wheaton, IL, and is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison.

Mr. Taylor serves on the following Board committees of the Bank: Public Policy and Operations & Technology.

Daniel G. Watts is a Director and the President of Forest Park National Bank, which he joined in January 2010. Mr. Watts has been an executive banking professional for over 25 years. He began his career at The American National Bank and Trust Company of Chicago, after which he became an Executive Officer and Director at Cosmopolitan Bank and Trust, Pullman Bank and Trust and Park National Bank (all subsidiaries of the former FBOP Corporation). Mr. Watts currently serves as a board member of Community Investment Corporation (CIC) and Chicago Neighborhood Initiatives (CNI). Previously, he served as a director of Neighborhood Housing Services (NHS). Mr. Watts is the immediate past Board Chairman of the Illinois Bankers Association and a member of the Fenwick High School Investment Committee. Mr. Watts earned an undergraduate degree in Economics from Northwestern University, a law degree from Loyola University of Chicago School of Law, and an MBA from the University of Chicago Booth School of Business.

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

Mr. White serves on the following Board committees of the Bank: Executive & Governance (Alternate), Human Resources & Compensation and Public Policy (Vice Chairman).

Charles D. Young has been with Invitation Homes (formerly Colony Starwood Homes and Starwood Waypoint Residential Trust), a public real estate investment trust, since 2012. He has served as Chief Operating Officer since March 2015 and as Senior Division Vice President and Regional Director prior to that. Invitation Homes acquires, renovates, leases, and manages residential assets in the United States, focused primarily on acquiring single-family rental homes and non-performing residential mortgage loans. Prior to his employment with Invitation Homes, Mr. Young served as Executive Vice President at Mesa Development, a private real estate development firm, from 2003 to 2012, and as a senior analyst at Goldman Sachs from 1999 to 2000. Mr. Young started his career in the National Football League before co-founding and serving from 1994 to 2000 as managing director of the Kaleidoscope Group, a firm that provides management consulting, human resource, and strategic diversity initiative services to Fortune 500 clients. Mr. Young earned a Masters of Business Administration from the Stanford Graduate School of Business, and a Bachelor of Arts in Economics from Stanford University. The Board nominated Mr. Young to serve as an independent director based on his knowledge of and experience in organizational management, financial management and project development, as indicated by his background.

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

Audit Committee Report
March 8, 2019
The Audit Committee is composed of seven non-executive directors, two of whom are non-member directors, and operates under a written charter adopted by the Board of Directors that was last amended on April 24, 2018. Our Board of Directors determined that all Audit Committee members (Directors Scott, Ashworth, Cahillane, Fazio, Hegenbarth, Watts, and Steelman) are an “Audit Committee financial expert” for purposes of SEC requirements. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2018 and currently, is not independent, with the exception of Directors Scott and Cahillane, who do not serve as officers or directors of a Bank member. Under Federal Housing Finance Agency (FHFA) regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Director Independence on page 120.
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
The Audit Committee has reviewed and approved the fees paid to the independent auditor for audit, audit-related and non-audit services, and the Audit Committee has determined that PwC does not provide any non-audit services that would impair its independence. To the Audit Committee's knowledge, there are no other matters which cause the Audit Committee to believe PwC is not independent.
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
Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the appointment of PwC as the Bank's independent registered public accounting firm for 2019.
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
The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of any complaints we receive. The Bank encourages employees and third party individuals and organizations to report concerns about the Bank’s accounting controls, auditing matters or anything else that appears to involve financial or other wrongdoing.
Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PwC, is responsible for performing an independent audit of the Bank's financial statements and of the effectiveness of internal control over financial reporting in accordance with the standards of the PCAOB (United States) and, with respect to the financial statements, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 10 times during 2018, and has regular executive sessions with both internal and independent auditors.
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
Based on the reviews and discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2018, for filing with the Securities and Exchange Commission.
As of the date of filing for this Annual Report on Form 10-K, the members of the Audit Committee are:

Lois Alison Scott, Chairman
James T. Ashworth, Vice Chairman
Mary J. Cahillane
Joseph Fazio III
James H. Hegenbarth
Daniel G. Watts

Michael G. Steelman (ex officio)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 28, 2019:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Matthew R. Feldman	65	President and Chief Executive Officer	2003
Michael A. Ericson	47	Executive Vice President, Group Head, Members and Markets	2005
Thomas H.W. Harper*	53	Executive Vice President, General Auditor	2005
Michelle Jonson	45	Executive Vice President and Chief Risk Officer	2000
Roger D. Lundstrom	58	Executive Vice President and Chief Financial Officer	1984
Samuel J. Nicita	58	Executive Vice President and Chief Information Officer	2008
John Stocchetti	62	Executive Vice President, Group Head, Mortgage Partnership Finance Program	2006
Laura M. Turnquest	54	Executive Vice President, General Counsel and Corporate Secretary	2004
Kim Cullotta	49	Senior Vice President, Group Head, Human Resources	2011
Virxhini Gjonzeneli	37	Senior Vice President, Group Head, Strategic Initiatives	2003
Cedric D. Thurman	54	Senior Vice President, Chief Diversity Officer	2018

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

Laura M. Turnquest became Executive Vice President, General Counsel and Corporate Secretary of the Bank in August 2016. Prior to that Ms. Turnquest was: Senior Vice President, Deputy General Counsel from 2007 to August 2016; Vice President, Deputy General Counsel from 2006 to 2007; and Assistant Vice President, Assistant General Counsel from 2004 to 2006. Prior to joining the Bank, Ms. Turnquest was an associate in the Banking and Finance practice at Mayer Brown LLP from 1997 to 2004.

Kim Cullotta joined the Bank’s Executive Team in November 2017, and became Senior Vice President and Group Head, Human Resources in January 2018. Ms. Cullotta started with the Bank in 2011, and has served as Senior Vice President, Member Product Support and Senior Vice President, Information Technology. Ms. Cullotta has over 20 years of management experience in diverse financial services institutions, including: Director, Finance at Infinium Capital Management, LLC from 2010 to 2011, Financial Controller/Compliance Officer at Fox River Securities, LLC from 2007 to 2010 (which was acquired by Infinium), Financial Management & Reporting Director at Ritchie Capital Management, LLC from 2002 to 2007, and Vice President, Finance-Global Markets Group Planning & Reporting at Bank of America from 1996 to 2002.

Virxhini Gjonzeneli became Senior Vice President and Group Head, Strategic Initiatives of the Bank in November 2017. Prior to that, she was Senior Vice President, Director of Enterprise Risk Management since 2015. Ms. Gjonzeneli joined the Bank in 2003, and from 2007 to 2015 held positions of increasing levels of responsibilities within the Bank’s Credit group, including Assistant Vice President, Senior Markets Credit Analyst and Vice President, Manager of Markets Credit Analysis. Ms. Gjonzeneli received her MBA from the University of Chicago Booth School of Business and her undergraduate degree from Northwestern University. She received her CFA charter designation in 2008.

Cedric D. Thurman joined the Bank in the newly created position of Senior Vice President & Chief Diversity Officer in September 2018. In this role Mr. Thurman is responsible for shaping the Bank’s culture to provide opportunities for all employees and help the Bank be a catalyst for change for its member institutions and the communities they serve. Since 2017, Mr. Thurman is the Founder and CEO of Talks Inc., a not for profit organization being developed to provide life skills programming for youth via video-based conversations. Prior to developing Talks Inc., from 2014 to 2017, Mr. Thurman served as U.S. Head of Inclusion at BMO Harris Bank. In this role, Mr. Thurman was responsible for the diversity and inclusion strategy for the U.S. while overseeing BMO’s Enterprise Resource Groups in the U.S. and Canada, as well as compliance related activities. Mr. Thurman began his career at BMO Harris, spending nearly 10 years in a variety of roles from International Trade Finance, Community Development Lending, and Branch Management and Development from 1987 to1996. Prior to re-joining BMO Harris, Mr. Thurman spent 14 years at JLL in office and retail brokerage capacities, as well as leading HR strategy for the Americas region. He also served as

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

JLL’s first Chief Diversity Officer, where Mr. Thurman created and implemented a multi-year, multi-phased strategic plan that defined, assessed, nurtured, and cultivated a culture of diversity and inclusion. Mr. Thurman is very active in Chicago’s civic community. He currently serves on the Governing Board of UCAN, where he is vice chair and also chairs the Diversity Advisory Board; Board of Directors for Urban Initiatives; Central Division Board member for Junior Achievement of Chicago; University of Illinois College of Business Dean’s Business Council; University of Illinois College of Business Alumni Association Board, where he serves as Scholarship Committee chair; Board of Advisors, University of Illinois Alumni Association, where he chairs the student engagement committee; member of the President’s Council for the Museum of Science and Industry, where he currently serves as Co-Chair for the Museum’s Black Creativity program and previously served as chair of the President’s Council and was also a member of the Board of Trustees; and Commissioner, Illinois Attorney Registration and Disciplinary Commission of the Supreme Court of Illinois. Mr. Thurman holds an MBA in Management Strategy and Marketing from the Kellogg School of Management of Northwestern University and a BS in Finance from the University of Illinois, Urbana-Champaign.

There are no family relationships among the above executive officers or our directors.

We have adopted a code of ethics for all of our employees and directors, including our President and CEO, principal financial officer, and those individuals who perform similar functions. A copy of the code of ethics is published on our internet website and may be accessed at: https://www.fhlbc.com/docs/default-source/about-us-pdfs/code-of-ethics.pdf.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2018 named executive officers (NEOs): Matthew R. Feldman, President and CEO; Roger D. Lundstrom, Executive Vice President & Chief Financial Officer; Michael A. Ericson, Executive Vice President & Group Head, Members and Markets; John Stocchetti, Executive Vice President & Group Head, Mortgage Partnership Finance Program; and Laura M. Turnquest, Executive Vice President, General Counsel & Corporate Secretary.

Compensation Discussion & Analysis

Compensation Program Objectives and Philosophy

Our Human Resources & Compensation Committee (the HR&C Committee) is responsible for, among other things, reviewing and making recommendations to the full Board of Directors regarding compensation and incentive plan awards for the Bank's President and CEO and assisting the Board in matters pertaining to the employment and compensation of other executive officers, our employment and benefits programs in general, and overseeing a risk assessment of our compensation policies and practices for all employees. The HR&C Committee may rely on the assistance, advice, and recommendations of the Bank's management and other advisors and may refer specific matters to other committees of the Board.

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

The FHFA has also issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive's incentive-based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation. Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the right to prohibit or

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

limit golden parachute payments under certain conditions as described in Severance Arrangements on page 106.

In 2016, the FHFA, jointly with five other federal regulators, published a proposed rule that would prohibit certain financial institutions, including the Bank, from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by individuals who receive incentive compensation that could lead to a material financial loss at the institution. The proposed rule would impact the design and operation of our compensation policies and practices, including our incentive compensation policies and practices, if adopted as proposed.

The HR&C Committee has established a risk review framework in connection with its review and approval of incentive compensation plan requirements and goals, risks, and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to our Operations and Technology Committee and the Risk Management Committee of the Board of Directors evaluating certain risk principles against the requirements and goals, risks, and payouts associated with our short-term, deferred and long-term incentive compensation plans, and evaluating whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Bank. The HR&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for 2018 and 2019 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the HR&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the HR&C Committee reviews comparable market compensation information. We participated in the 2017 Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted by Kathy Riemer Compensation Consulting, outlines executive and non-executive compensation information for various positions across all 11 FHLBs.

We also engaged McLagan Partners, a compensation consulting firm, to conduct a broad-based compensation survey for 2017 that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards, and total compensation.  The survey compared executive officer compensation against three peer groups: (1) commercial banks (excluding certain large investment banks), (2) other FHLBs, and (3) named executive officers from publicly traded financial institutions with $10 billion to $20 billion in assets. McLagan reviewed the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviews the surveys with our HR&C Committee.

The information obtained from the 2017 Federal Home Loan Bank System Key Position Survey and the 2017 McLagan Executive Compensation Benchmarking Survey (together, Compensation Surveys) was considered by the Board of Directors, the HR&C Committee, and our President and CEO, as appropriate, when making compensation decisions for 2018.

Elements of Our Compensation Program

On an annual basis, the HR&C Committee reviews the components of our NEO compensation: salary, short- and long-term incentive compensation, matching bank contributions, severance benefits, and projected payments under our retirement plans.

Base salary is included in our NEO compensation package because the HR&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. We generally do not provide perquisites to our executives as part of our compensation program, and during 2018 none of our executives received perquisites in excess of $10,000 in annual value.

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

In determining executive compensation, we have not had to consider federal income tax effects on the Bank because, by statute, we are exempt from federal income taxation.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Employment Agreements

All of our NEOs (other than the President and CEO) are at-will employees of the Bank.

The Bank entered into a new employment agreement with Mr. Feldman effective January 1, 2018 (the “Employment Agreement”), which replaces his prior agreement that was effective January 1, 2015. The Employment Agreement provides for a two-year employment term ending December 31, 2020, unless terminated earlier as provided for in the agreement.

The Employment Agreement provides for an initial base salary of $940,420 effective January 1, 2018, which our Board of Directors agreed to after considering Mr. Feldman's performance and accomplishments during 2017 and the overall competitive market data from the Compensation Surveys, which maintains Mr. Feldman's base salary above the 90th percentile of the base salaries paid to other FHLB presidents. The Board of Directors determined that this was appropriate based upon his tenure and experience, the complex nature and operations of the Bank relative to the other FHLBs, and the importance of his retention. The HR&C Committee reviews Mr. Feldman's performance annually and following its review for the 2018 calendar year, the HR&C Committee recommended that the Board increase Mr. Feldman’s base salary up $987,440, to be effective January 1, 2019. This will be the final base salary increase for Mr. Feldman for the term of the Employment Agreement, the discretion of the Board notwithstanding.

The Employment Agreement allows Mr. Feldman to participate in the Bank’s President and Executive Team Incentive Compensation Plan (as amended to date, the Incentive Plan). In addition, Mr. Feldman is also entitled to participate in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives. Under the Employment Agreement, Mr. Feldman is responsible for the payment of all federal, state and local income and other taxes that may be due with respect to any payments made to him pursuant to the Employment Agreement, although if any provision of the Employment Agreement would cause Mr. Feldman to incur any additional tax or interest under Section 409A of the Code, then the Bank may reform such provision provided that it maintains (to the maximum extent practicable), the original intent of the applicable provision.

For a description of Mr. Feldman's post-termination compensation payable under the Employment Agreement, see Severance Arrangements on page 106.

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

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the HR&C Committee; it set Mr. Feldman’s base salary at $940,420 for 2018 as described above.

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

Mr. Stocchetti received a 4.14 % increase in base salary for 2018 from $580,000 to $604,000, which maintains his base salary above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his job compared to those serving in similar positions at the other FHLBs and his individual performance. Mr. Ericson received a 6.96% increase in base salary for 2018 from $460,000 to $492,000, which maintains his base salary above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his position as compared to those serving in similar positions at the other FHLBs. Mr. Lundstrom received a 5.72% increase in base salary for 2018 from $437,000 to $462,000 which brings his base salary to the 60th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs. Ms. Turnquest received a 6.93 % increase in base salary for 2018 from $382,500 to $409,000, which brings her base salary to the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects her individual performance, tenure, and experience. The new base salaries for these NEOs became effective February 1, 2018.

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

The Incentive Plan establishes two performance periods. Incentive Plan participants may earn an annual award following a one-year performance period (an Annual Award) and may receive a deferred award following a three-year deferral period (a Deferred Award). For each performance period the Board will present an opportunity to Incentive Plan participants to earn a total award (an Incentive Award), which is composed of the Annual Award and the Deferred Award, equal to a percentage of each Incentive Plan participant’s annual base salary at the end of the performance period for the Annual Award. After the end of a performance period the Board will determine the total Incentive Award of the President and CEO, and the HR&C Committee will determine the total Incentive Award of each other Incentive Plan participant, based on the achievement of the Performance Requirements at a minimum, target, or maximum level. As approved by the Board (for the President and CEO) and HR&C Committee (for the other NEOs) for the 2018 - 2021 performance period, the Incentive Award may range for NEOs other than the President and CEO from 40% to 80% of base salary and from 60% to 100% of base salary for the President and CEO. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results. The Annual Award will be equal to 50% of the Incentive Award and the Deferred Award will be equal to 50% of the Incentive Award (subject to adjustment based upon achievement of certain Performance Requirements) and will be deferred during the three-year deferral period. The HR&C Committee (or the Board in the case of the President and CEO) may in its discretion increase the Incentive Award of an individual Incentive Plan participant to account for such participant’s performance that is not captured in the Performance Requirements applicable to such individual.

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

Performance Requirements for Annual Awards

The Incentive Award opportunity for each performance period will be based on Performance Requirements established annually by the Board (for the President and CEO) and HR&C Committee (for the other Incentive Plan participants). The Incentive Plan provides that the HR&C Committee and the Board will establish separate Performance Requirements for Annual Awards and Deferred Awards. Performance Requirements for Deferred Awards will apply during the deferral period and assessment of the achievement of Performance Requirements will be determined at the end of each deferral period.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The Performance Requirements for the 2018 Annual Awards and applicable weighting for each requirement are as follows:

	Performance Requirements	Weighting for NEOs
A
Adjusted annual GAAP net income as compared to the Bank’s operating plan at 12/31/18. Adjusted net income means annual GAAP net income adjusted by: 1) subtracting total 2018 advance prepayments fees net of related hedge costs adjusted only to exclude net amounts that would have occurred after 2018 had there been no prepayment; 2) subtracting total 2018 prepayment fees on DUS bonds net of related hedge costs and net of interest planned in 2018; 3) subtracting product of (a) monthly change in average 3-month LIBOR from Bank’s operating plan average and (b) average plan total capital; 4) adding amortization in 2018 of any expense for cap and floor purchases by Bank to flatten income profile and reducing it by any payments received on the cap and floors; and 5) subtracting the gain on Bank OTTI settlements net of associated legal costs.
		20.00%
B	Annual economic performance of the MPF Provider using the economic method for amortizing fee income vs. the 2018 Bank MPF Provider forecasted economic performance.	10.00%
C	Increase in collateral lendable value for members from 12/31/17 to 12/31/18.	10.00%
D	The 9/30/18 total advances as a percentage of total wholesale funding of depository institution members plus advances to non-depository institutions on 9/30/18.	10.00%
E	Unpaid principal value of Traditional MPF Program products on Bank’s balance sheet as of 12/31/18.	10.00%
F	Define plans and implement the Bank’s 2018 Key Strategic Initiatives, which include: 1) education of the Bank’s Core Team (which was formed to help the Bank to assess the most effective ways to support our members and PFIs and to assist our managers in redesigning processes and supporting technology to do so) ; 2) develop working definition of “operational excellence”; 3) develop Core Team framework; 4) governance processes around the Core Team; and 5) roadmap of member credit products and other supporting functions, including (a) advances, and b) letters of credit.	15.00%
G	Create a comprehensive IT strategy.	5.00%
H	Form and implement an enhanced technology change management program.	5.00%
I	Select an industry standard security framework and evaluate it against Bank’s current processes.	5.00%
J	Employee participation in Diversity and Inclusion activities.	5.00%
K	Expansion of Bank’s diverse vendor databases.	5.00%

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The minimum, target and maximum achievement levels for each Performance Requirement for the 2018 Annual Awards (which awards are reflected in the Summary Compensation Table) along with 2018 results and the actual weighted achievement (as a percentage of base salary) are set forth in the following table:

					Actual Weighted Incentive Award as % of Salary for
Requirement	Minimum	Target	Maximum	2018 Results	President [a]	All Other NEOs [b]
A	$(27.5) million	$0	$22.5 million	$45.4 million	20.00%	16.00%
B	$(1.022) million	$0	$0.878 million	$1.645 million	10.00%	8.00%
C	1%	5%	8%	9%	10.00%	8.00%
D	50.5%	52%	53%	51.8%	7.73%	5.73%
E	$5.3 billion	$5.7 billion	$6 billion	$7 billion	10.00%	8.00%
F	1 to 4 accomplishments	1 to 4 accomplishments & 5a (advances)	1 to 5 accomplishments	1 to 4 accomplishments & 5a (advances)	12.00%	9.00%
G	9/30/2018	6/30/2018	4/30/2018	6/30/2018	4.00%	3.00%
H	9/30/2018	7/15/2018	5/31/2018	7/15/2018	4.00%	3.00%
I	12/31/2018	9/30/2018	6/30/2018	6/30/2018	5.00%	4.00%
J	50%	67%	85%	94%	5.00%	4.00%
K	10	15	20	111	5.00%	4.00%
Total Actual Incentive Award as a % of Salary [c]					92.73%	72.73% [d]

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

[c]
50% of the Incentive Award achieved is the Annual Award, which is payable at the end of 2018, and 50% of the Incentive Award is the Deferred Award, which is payable at the end of the 2019-2021 deferral period.

[d]
The HR&C Committee began with an award opportunity of 72.73% for Mr. Ericson, Mr. Stocchetti and Ms. Turnquest. After considering the Bank's overall performance and each of Mr. Ericson's, Mr. Stocchetti’s, and Ms. Turnquest's individual performances, the HR&C Committee increased the Incentive Award for Mr. Ericson to 83.33% of his base salary, Mr. Stocchetti to 82.78% of his base salary, and for Ms. Turnquest to 83.13% of her base salary.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Performance Requirements for Deferred Awards

2016-2018 Deferred Award (Earned for 2018)

The performance results and weighted achievement for the 2016-2018 Deferred Award (as a percentage of the initial deferred portion of the Incentive Award achieved for the 2015-2018 performance period) are set forth in the following table. This Deferred Award was earned in 2018 and is reflected in the Summary Compensation Table.

2016 - 2018 Performance Requirement Results	Actual Weighted Deferred Award as % of Deferred Award [a]
Ratio of the market value to par value of the Bank’s capital stock as of 12/31/18 is 293%.	31.25%
Maintained the three minimum regulatory capital ratios at each month end through 12/31/18.	31.25%
Maintained positive annual net income for 2016, 2017, and 2018.	31.25%
Improved the Bank's examination rating.	31.25%
Deferred Award as a % of the Initial Deferred Portion of the Incentive Award Achieved for the 2015-2018 Performance Period [b]	125.00%

[a]
The percentages shown above represent the actual achievement which equates to an opportunity percentage ranging from 75% to125% of the initial deferred portion of the Incentive Award achieved for the 2015-2018 performance period (which includes interpolated amounts where performance fell between the achievement levels), multiplied by the applicable weighting for each requirement. All conditions for payment of the 2016-2018 Deferred Award were satisfied and the maximum levels were achieved for each Performance Requirement.

[b]
The 2016-2018 Deferred Award is part of the Incentive Award achieved for the 2015-2018 performance period. 50% of the Incentive Award achieved is the Annual Award, which was earned in 2015, 50% of the Incentive Award achieved is the Deferred Award, which is payable following the end of 2018, and reflected in the Summary Compensation Table.

2019-2021 Deferred Award (Part of 2018 Incentive Award)

The minimum, target, and maximum achievement levels for each Performance Requirement for the Deferred Award for the 2019 - 2021 deferral period along with the applicable weightings for each requirement are set forth in the following table.

	Performance Requirements	Weighting for all NEOs [a]	Minimum	Target	Maximum
A	Ratio of the market value to par value of the Bank's capital stock as of 12/31/21	33.34%	>100%	>105%	>150%
B	Maintain the three minimum regulatory capital ratios at each month end through 12/31/21	33.33%	At least 104 capital requirements	At least 106 capital requirements	In all 36 months (108 capital requirements)
C	Maintain positive annual net income during 2019, 2020 and 2021	33.33%	In 10 of 12 quarters	In 11 of 12 quarters	In all 12 quarters

[a]
If the composite exam rating remains the same as the level at 12/31/17 or improves during 2019, 2020, or 2021, the Deferred Award paid will be at 100% of applicable weighting for each Performance Requirement above. If the composite exam rating declines during any of 2019, 2020, or 2021 from the level at 12/31/17 then the calculation based on actual achievement of the Performance Requirements for the Deferred Awards will reflect a reduction of 33% in the weightings of each Performance Requirement above.

The HR&C Committee may, in its discretion, reduce or eliminate an Annual Award or a Deferred Award for any applicable performance period under any of the following circumstances: (1) the Bank receives the lowest or second-lowest cumulative rating in its FHFA examination in any calendar year in a particular performance period; (2) the Board determines that a material safety and soundness problem has occurred, or a material risk management deficiency exists at the Bank, or if (a) operational errors or omissions result in material revisions to the Bank’s financial results, information submitted to the FHFA, or to data used to determine Incentive Awards, (b) submission of material information to the Securities and Exchange Commission, the Office of Finance, or the FHFA is materially beyond any deadline or applicable grace period, or (c) the Bank fails to make sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, or other supervisory findings; (3) a Deferred Award may be reduced for each year during the deferral period in which the Bank has negative net

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

income; or (4) with respect to an individual Incentive Plan participant only, (a) such Incentive Plan participant receives an unsatisfactory job performance appraisal, either during a performance period or at the scheduled time of an Incentive Award payout, (b) such Incentive Plan participant becomes subject to any disciplinary action at the scheduled time of an Incentive Award payout, or (c) such Incentive Plan participant fails to comply with regulatory requirements or standards, internal control standards, the standards of his or her profession, any internal Bank standard, or fails to perform responsibilities assigned to such Incentive Plan participant under the Bank’s strategic business plan.

The amount of the Deferred Award may increase or decrease based on the level of achievement of the Performance Requirements during the deferral period. For the 2018 - 2021 performance period, the amount of the Deferred Award as approved by the Board for each participant can range from 75% to 125% of the initial deferred portion of the Incentive Award as determined at the end of the initial performance period. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results.

Incentive Plan participants are paid their respective Incentive Awards, if any, in cash following the initial and deferred performance periods, provided that they are actively employed by the Bank at the end of the performance period. If a participant dies, becomes disabled, retires, terminates employment for good reason or a change of control occurs, the participant shall be eligible to receive, unless he participates in any activity constituting cause, (a) a pro-rated incentive award for the current performance period based on how long he was employed with the Bank during the year (excluding any period of disability in excess of three months), and (b) all Deferred Awards previously granted. Incentive Plan participants may elect to defer some or all of an Incentive Award under our Benefit Equalization Plan. For a description of the terms of the Benefit Equalization Plan see Benefit Equalization Plan on page 108. For Mr. Feldman’s payments under the Incentive Plan upon termination of his employment, see Severance Arrangements on page 106.

See President and Executive Team Incentive Compensation Plan on page 111 for the awards made to the NEOs under this plan.

Key Employee Long-Term Incentive Compensation Plan

Effective as of the 2014-2016 performance period, our Executive Team stopped participating in the Key Employee Long-Term Incentive Compensation Plan (which was replaced with the Deferred Award under the Incentive Plan).

However, since Ms. Turnquest was promoted to the Executive Team in April 2016, she continued to participate in the Key Employee Long-Term Incentive Compensation Plan (which remained in effect for eligible employees) for the 2016-2018 performance period on a pro-rated basis, and was not eligible for a Deferred Award under the Incentive Plan for the 2016-2018 performance period. Award percentages under the Key Employee Long-Term Incentive Compensation Plan vary based upon a participant's level of responsibility and are higher for those individuals serving as members of the Executive Team. Ms. Turnquest's award payment for the 2016-2018 performance period was prorated to reflect her promotion to the Executive Team in April 2016.

The HR&C Committee believes that long-term incentives for our officers align the interests of our shareholder members and our officers. Certain employees participate in our Key Employee Long-Term Incentive Compensation Plan under which the HR&C Committee establishes performance periods, performance goals consistent with our long-term business strategies, related performance criteria, performance targets, and target values (collectively, goals) for approval by the Board of Directors. The HR&C Committee designates those employees who are eligible to participate in the plan for the performance period. The HR&C Committee may make adjustments in the performance goals at any time to reflect major unforeseen transactions, events, or circumstances.

Participants are vested in their respective awards, if any, at the end of the performance period provided that the participant is actively employed by the Bank at that time. If a participant retires, dies, becomes disabled, or incurs a separation from service on or after either working for the Bank at least five years and attaining the age of sixty or attains the age of sixty-five on a date that is not more than 18 months before the end of a performance period, the participant becomes vested at the end of the performance period pro rata based upon the number of full months that the participant was employed during the performance period and the length of the performance period. In the event of (1) a change-of-control (as defined in the plan) or (2) a termination of the participant's employment by the participant for good reason (as defined in the plan), the participant will be fully vested in any performance period award to the extent an award is applicable at the end of the corresponding performance period; provided, however that in the event of a change of control, the HR&C Committee could exercise its discretion under the plan to adjust performance goals and the performance period. In addition, the Bank has the right to recover awards paid to a participant who is on the Executive Team based on the purported achievement of financial or operational plan goals that are subsequently deemed to be materially inaccurate, misstated, or misleading. The Bank's right to recover such “undue compensation” extends for three years from the date of dissemination of the inaccurate, misstated, or misleading information.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

In determining the goals under the Key Employee Long-Term Incentive Compensation Plan, the HR&C Committee considers several factors, including:

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

Performance criteria for the Key Employee Long-Term Incentive Compensation Plan are developed through an iterative process between the HR&C Committee and our senior management. The performance criteria are set so that the target goals are reasonably obtainable, but only with significant effort from senior management.

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

Award payments for an Executive Team member under the Key Employee Long-Term Incentive Plan can range, on the basis of performance, from 0% to 40% of annual salary with the target amount being 20% of annual salary as further described in the following table.

Executive Team Potential Awards
Performance Percentage	Maximum Award Percentage
80% or lower	No payment
Every 1% increase between 80% and 100%	An additional 1.00% of annual salary
100% (target amount)	20% of annual salary
Every 1% increase between 100% and 130%	An additional 2/3rds of 1% of annual salary (to a maximum of 40% of annual salary)

In connection with determining the award payments for the 2016 to 2018 plan period, the HR&C Committee evaluated the achievement of the performance period goals outlined below.

Target Value	2016 - 2018 Performance Criteria	Percentage Attained
40%	$56 billion increase in the amount of advances outstanding (average daily levels for the fourth quarter) plus the change in the year-end balances of certain mission assets and activities from 12/31/15 to 12/31/18.	150.00%
20%	$36.4 billion of new volume in the unpaid principal balance of new member mortgage loans through MPF products and services from 1/1/16 to 12/31/18.	130.47%
30%	$806 million increase in GAAP retained earnings from 12/31/15 to 12/31/18.	150.00%
10%	Timely remediation of FHFA findings.	128.00%

Attainment of each performance criterion is measured on a percentage basis (not to exceed 150%) and multiplied by the target value, with results for the individual criteria then aggregated to determine a performance percentage, which was 143.89% for 2016-2018. This resulted in a potential award amount of 38.89% of base salary for Ms. Turnquest, which as discussed above was prorated to reflect her promotion to the Executive Team in April 2016. The HR&C Committee decided to make awards under the plan at this level based upon the accomplishment of the plan criteria and determined that no award adjustments were warranted.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

See Key Employee Long-Term Incentive Compensation Plan on page 111 for the awards made to Ms. Turnquest under this plan.

Post-Termination Compensation

Severance Arrangements

Our NEOs (other than the President and CEO) are eligible to receive severance benefits under our Employee Severance Plan. Under the plan, if an NEO covered by the plan were to be terminated other than for cause or through voluntarily termination of their employment because of a constructive discharge, that NEO would be entitled to receive the greater of: (1) four weeks' base salary for each full year of calendar service, but not to exceed 104 weeks; or (2) one year's base salary, subject to certain limits. In addition, we will make the Bank's portion of the COBRA payments required to continue health insurance benefits for a time period generally equal to the number of weeks of pay such employee is entitled to receive (not to exceed the statutory COBRA continuation period). Payments under the Employee Severance Plan shall be made during the payment period (as defined in such plan) with the regular payroll schedule of the Bank. An NEO’s receipt of benefits under the Employee Severance Plan is conditioned on an executed general release waiving all claims against the Bank.

Under Mr. Feldman's Employment Agreement, in the event his employment with the Bank was terminated by him through retirement (as defined in the Employment Agreement), Mr. Feldman is entitled to receive the following payments and benefits:

(1)	all accrued and unpaid salary for time worked as of the date of termination;

(2)	all accrued but unutilized vacation time as of the date of termination;

(3)	payment of the incentive compensation he would have otherwise been entitled to for:

i.
the total Incentive Award (both Annual Award and Deferred Award) under the Incentive Plan for the year in which termination occurs, calculated as if all performance targets for the current annual and deferral award period had been met at the target award level and prorated based on the number of full months Mr. Feldman was employed during the year of termination, divided by 12, and

ii.
any previously deferred award (50% of the total Incentive Award) under the Incentive Plan not subject to proration or further adjustments based on performance target achievement during the deferral period;

provided, however that the HR&C Committee may, in its discretion, reduce or eliminate any incentive compensation amounts paid under this item (3) for any of the circumstances set forth in Section 5.3(b)(1)-(3) or (5) the Incentive Plan, as applicable,

(4)
an additional amount under the Bank’s Benefit Equalization Plan equal to the additional annual benefit under Section 3.01 of the Benefit Equalization Plan, with such benefit calculated as if: (i) Mr. Feldman were 3 years older than his actual age and (ii) Mr. Feldman had 3 additional years of service at the same rate of annual compensation in effect for the 12-month period ending on the December 31 immediately preceding the termination of Mr. Feldman's employment, and (iii) the BEP continued in effect without change in accordance with its terms as in effect on the date immediately preceding Mr. Feldman’s date of termination (the "Feldman BEP Amount", as further described in the Retirement and Other Post-Termination Compensation Table on page 112), and

(5)
participation in the Bank’s retiree health care benefit plans for Mr. Feldman and his spouse, in accordance with the terms of the Federal Home Loan Bank of Chicago Description of Retiree Medical Coverage.

If Mr. Feldman’s employment with the Bank is terminated by resignation (as described in the Employment Agreement), Mr. Feldman will be entitled to the payments in items (1) through (4) above. If Mr. Feldman’s employment with the Bank is terminated by the Board for Cause (as defined in the Employment Agreement), Mr. Feldman will be entitled only to the amounts in items (1) and (2) above. If Mr. Feldman’s employment with the Bank is terminated by reason of death or disability, or by the Bank other than for Cause, Mr. Feldman will be entitled to the payments in items (1) through (4) above, as well as salary continuation (at the base salary in effect at the time of termination) for a period of one year, and continued participation in the Bank’s employee health care benefit plans for Mr. Feldman and his spouse, in accordance with the terms of the Bank’s severance plan that would be applicable if Mr. Feldman’s employment had been terminated pursuant to such plan (provided, however, the Bank shall continue paying the employer’s portion of Mr. Feldman’s medical and/or dental insurance premiums, if Mr. Feldman participates in either or both programs for one year.)

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The Employment Agreement specifies that the HR&C Committee may in its discretion reduce or eliminate any incentive compensation amounts in item (3) above for certain circumstances as more fully set forth in the Incentive Plan, and as summarized in Performance Requirements for Deferred Awards on page 103.

The Employment Agreement provides that Mr. Feldman would not be entitled to any other compensation, bonus, incentive, or severance pay from the Bank other than as specified above and any vested rights which he has under any pension, thrift, or other benefit plan, excluding the severance plan, and, in the instance of termination by any means other than for Cause, the Benefits Equalization Plan.

The right to receive certain termination payments as outlined above is contingent upon, among other things, Mr. Feldman signing a general release of all claims against the Bank in such form as the Bank requires.

Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the authority to prohibit or limit any golden parachute or indemnification payment by an FHLB. Golden parachute payment means any compensation payment (or any agreement to make any payment) that is (i) contingent on, or by its terms is payable on or after, the termination of the person's employment or affiliation, and (ii) is received on or after insolvency, conservatorship, or receivership of the FHLB or the Director's determination that the FHLB is in a troubled condition (subject to a cease-and-desist order, written agreement, or proceeding, or determined to be in such a condition by the Director).

In 2014, the FHFA issued a final rule setting forth the standards that the FHFA will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule was to better align existing FHFA regulations on golden parachutes with FDIC golden parachute regulations. As discussed in Recent Legislative and Regulatory Developments on page 14, in December 2018, the FHFA issued another final rule narrowing the scope of golden parachute agreements subject to FHFA review.

Further, as discussed in Recent Legislative and Regulatory Developments on page 14, in October 2018, the FHFA published final rules generally prohibiting an FHLB and the OF from making indemnification payments to any officer, director, employee or other affiliated party to pay or reimburse such person for any liability of legal expense in connection with an administrative proceeding or civil action initiated by the FHFA.

For a further description of potential payments to our NEOs upon termination of employment, see Potential Payments Upon Termination Table on page 114.

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

We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's consecutive five-year average highest earnings, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2018, the limitation on annual earnings was $275,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $220,000 in 2018.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Savings Plan Benefits

We participate in the Pentegra Defined Contribution Plan for Financial Institutions (Savings Plan), a tax-qualified, defined-contribution savings plan. Under the Savings Plan, employees, including our NEOs, may contribute up to 50% of regular earnings on a before-tax basis to a 401(k) account or on an after-tax basis to a Roth Elective Deferral Account or a regular account. In addition, for employees who have completed one year of service, the Bank matches a portion of the employee's contribution to the Savings Plan (50% for employees with three years of service or less, 75% for employees with more than three years of service but less than five years of service, and 100% for employees with five or more years of service). For 2018, our matching contribution was limited to $16,500 for each employee.

The Bank's matching contributions to the Savings Plan vests incrementally based on years of employment, with 100% vesting after six years of employment. Pursuant to IRS rules, and effective for 2018, the Savings Plan limits the annual additions that can be made to a participating employee's account to $55,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution by an employee to a 401(k) account is $18,500 per year. In addition, no more than $275,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over are eligible to make catch-up contributions of up to $5,500 per year. Generally, Savings Plan distributions can only be made at termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may also take one loan each year from the vested portion of the Regular, Roth Elective Deferral and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

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

Our Benefit Equalization Plan provides that if an executive officer dies, retires, or terminates employment due to disability when any short-term incentive compensation that was previously earned but deferred in accordance with the deferral provisions of any of the Bank’s incentive compensation plans, we will recalculate the officer’s pension benefits in order to adjust for the fact that such short-term incentive compensation would not otherwise be included in the officer’s base compensation for purposes of calculating pension benefits at the time the executive officer dies, retires, or terminates employment due to disability. We will recalculate the employee’s pension benefit as if such deferred amounts had been included in the executive officer’s base compensation and the difference between that calculation and the amount to which the retired, deceased or disabled employee is entitled to under the Benefit Equalization Plan as a result of such calculation will be paid in a lump sum.

The Pension Plan benefit under the Benefit Equalization Plan is an amount equal to the difference between the Pension Plan formula without considering legislative limitations, and the benefits which may be provided under the Pension Plan considering such limitations. Generally, participants may elect when Pension Plan benefits under the Benefit Equalization Plan are paid, but not earlier than termination of employment or later than age 70 1/2. Generally, participants may elect to receive a benefit in the form of a single lump sum, a 50% joint and survivor annuity, a 100% joint and survivor annuity with a ten-year certain benefit or a life annuity with a ten year certain benefit.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Compensation Committee Report

Our Board of Directors has established the HR&C Committee to assist it in matters pertaining to the employment and compensation of the President and CEO, executive officers and our employment and benefits programs in general.

The HR&C Committee is responsible for making recommendations to the Board of Directors regarding the compensation of the President and CEO and approving the compensation of the other executive officers, including base salary, merit increases, incentive compensation and other compensation and benefits. Its responsibilities include reviewing our compensation strategy and its relationship to our goals and objectives, as well as compensation at the other FHLBs and other similar financial institutions that involve similar duties and responsibilities.

The HR&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 - Executive Compensation. In reliance on such review and discussions, the HR&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2018.

 The HR&C Committee:

John K. Reinke, Chairman
Michelle L. Gross, Vice Chairman
Owen E. Beacom
Phyllis Lockett
Gregory A. White
Charles D. Young
Michael G. Steelman, ex officio

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Compensation Tables

Summary Compensation Table

The following table sets forth summary compensation information for our NEOs for 2018.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation		Change in Pension Value [b]	All Other Compensation [c]	Total
			Annual Award	Deferred/Long-Term Award [a]
Matthew R. Feldman	2018	$940,420	$436,026	$508,194	$687,000	$16,500	$2,588,140
President and Chief Executive Officer	2017	940,420	447,640	429,008	1,746,000	16,200	3,579,268
	2016	904,250	413,468	440,156	1,006,000	15,900	2,779,774

Roger D. Lundstrom	2018	462,000	168,007	179,205	172,000	16,500	997,712
Executive Vice President and Chief Financial Officer	2017	436,000	164,312	146,160	1,332,000	16,200	2,094,672
	2016	422,083	158,206	158,156	665,000	15,900	1,419,345

Michael A. Ericson	2018	492,000	205,000	181,963	89,000	16,500	984,463
Executive Vice President and Group Head, Members and Markets	2017	457,083	198,904	144,729	464,000	16,200	1,280,916
	2016	422,583	181,937	136,343	201,000	15,900	957,763

John Stocchetti	2018	604,000	250,000	283,291	339,000	16,500	1,492,791
Executive Vice President and Group Head, Mortgage Partnership Finance Program	2017	577,754	218,080	226,745	761,000	16,200	1,799,779
	2016	549,633	205,873	218,750	401,000	15,900	1,391,156

Laura M. Turnquest [d]	2018	409,000	170,000	159,056	214,000	16,500	968,556
Executive Vice President, General Counsel & Corporate Secretary	2017	380,417	165,393	132,813	353,000	16,200	1,047,823

[a]
All amounts earned for all NEOs except Ms. Turnquest reflect the Deferred Award under the Incentive Plan. As further detailed on page 111, for 2017 and 2018, amounts earned by Ms. Turnquest are under the Key Employee Long-Term Incentive Plan, on a prorated basis.

[b]
The amount reported in this column represents the aggregate change in the actuarial present value of the NEO's accumulated benefit under the Pension Plan and BEP from December 31, 2017 to December 31, 2018. The change in value resulted primarily from adding another year of credited service as well as 2018 annual salary increases. For 2018, the increases are less than in 2017 primarily due to higher interest rates.

[c]	Amounts reported for all other compensation consists of Bank contributions to employee 401(k) and BEP plans.

[d]	Ms. Turnquest was not a NEO for 2016.

Narrative to Summary Compensation Table

Compensation under the heading Annual Award in the Summary Compensation Table is comprised of the Annual Awards under the Incentive Plan. Compensation under the heading Deferred/Long Term Award in the Summary Compensation table is comprised of Deferred Awards under the Incentive Plan and awards under our Key Employee Long-Term Compensation Plan. None of our NEOs except Ms. Turnquest received awards under the Key Employee Long-Term Compensation Plan.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

President and Executive Team Incentive Compensation Plan

Annual Awards for 2018 to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan page 100.

Name	Base Salary	Actual Annual Award as a % of Salary [a]	Actual Annual Award
Matthew R. Feldman	$940,420	46%	$436,026
Roger D. Lundstrom	462,000	36%	168,007
Michael A. Ericson	492,000	42%	205,000
John Stocchetti	604,000	41%	250,000
Laura M. Turnquest	409,000	42%	170,000

[a]	50% of the Incentive Award achieved as a percentage of base salary is the Annual Award for 2018.

Deferred Awards for the 2016-2018 performance period to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan page 100.

Name	Deferred Award [a]	Actual Award Percentage [b]	Actual Deferred Award
Matthew R. Feldman	$406,555	125%	$508,194
Roger D. Lundstrom	143,364	125%	179,205
Michael A. Ericson	145,570	125%	181,963
John Stocchetti	226,633	125%	283,291

[a]	Represents the initial deferred portion of the Incentive Award achieved for the 2015-2018 performance period.

[b]	Represents the earned percentage of the initial deferred portion of the Incentive Award achieved for the 2015-2018 performance period.

Key Employee Long-Term Incentive Compensation Plan

The following table sets forth the 2016-2018 award under our Key Employee Long-Term Incentive Compensation Plan for Ms. Turnquest.

Name	Base Salary	Actual Award as % of Salary	Actual Award
Laura M. Turnquest [a]	$409,000	38.89%	$159,056

[a]
Award percentages under the Key Employee Long-Term Incentive Compensation Plan vary based on a participant's level of responsibility and are higher for those individuals serving as members of the Bank's Executive Team. See Executive Team Potential Awards Table on page 105. Ms. Turnquest's award under the 2016-2018 plan was prorated to reflect her promotion to the Executive Team in April 2016.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Grants of Plan-Based Awards

The following table describes the potential NEO awards under the Incentive Plan for the plan period covering January 1, 2018, through December 31, 2021. See President and Executive Team Incentive Compensation Plan starting on page 100 for a description of the performance criteria under this plan.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Incentive Plan [a]	Minimum	Target	Maximum
Matthew R. Feldman	Annual	$282,126	$376,168	$470,210
	Deferred	327,019	436,026	545,032
Roger D. Lundstrom	Annual	92,400	138,600	184,800
	Deferred	126,005	168,006	210,008
Michael A. Ericson	Annual	98,400	147,600	196,800
	Deferred	153,750	205,000	256,250
John Stocchetti	Annual	120,800	181,200	241,600
	Deferred	187,500	250,000	312,500
Laura M. Turnquest	Annual	81,800	122,700	163,600
	Deferred	127,500	170,000	212,500

[a]
Annual: Annual Award under the Incentive Plan. The amounts shown are based on the potential awards for each NEO for 2018. Annual awards granted in 2018 were earned in the same year; for such amounts actually earned, please see the Summary Compensation Table.

Deferred: Deferred Award under the Incentive Plan. The amounts shown reflect the actual Deferred Awards granted for 2019-2021 based on actual performance for 2018. The Deferred Awards remain subject to adjustment based upon achievement of certain Performance Requirements during the 2019-2021 deferral period and may be reduced to zero if actual achievement is below the minimum achievement level for those Performance Requirements.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Matthew R. Feldman [a]	Pension	14.75	$1,288,000	$—
	BEP	14.75	5,919,000	—
Roger D. Lundstrom	Pension	34.33	2,180,000	—
	BEP	34.33	3,366,000	—
Michael A. Ericson	Pension	13.42	566,000	—
	BEP	13.42	814,000	—
John Stocchetti	Pension	11.75	901,000	—
	BEP	11.75	1,992,000	—
Laura M. Turnquest	Pension	13.75	796,000	—
	BEP	13.75	677,000	—

[a]	At December 31, 2018 the additional present value of accrued benefits due Mr. Feldman under section (7)(b)(iv) of his Employment Agreement is $1,505,000 (the Feldman BEP Amount).

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 106. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The participant's accumulated benefit is calculated as of December 31, 2018 and 2017. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. The present value is calculated using the accumulated benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date.  As of December 31, 2017, 55% the Pension Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2017) and 45% of the Pension Plan benefit is valued using the RP-2000 static mortality table for lump sums projected to 2017. As of December 31, 2018, 55% of the Pension Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2018) and 45% of the Pension Plan benefit is valued using the IRS Applicable mortality table for lump sums projected to 2018.  The interest rates used are 3.60% as of December 31, 2017 and 4.22% as of December 31, 2018.

The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2018 accumulated benefit and the present value of the December 31, 2017 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. The present value is calculated by multiplying the benefits accumulated at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2017, the Benefit Equalization Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2017). As of December 31, 2018, the Benefit Equalization Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2018). The interest rates used are 3.29% as of December 31, 2017 (participants who elected a lump sum as their form of benefit from the Benefit Equalization Plan have their lump sum amounts at age 65 valued at 3.60%, then discounted back to current age at 3.29%) and 3.93% as of December 31, 2018 (participants who elected a lump sum as their form of benefit from the Benefit Equalization Plan have their lump sum amounts at age 65 valued at 4.22%, then discounted back to current age at 3.93%).

The difference between the present value of the December 31, 2018 accumulated benefit and the present value of the December 31, 2017 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY [b]	Registrant Contributions in Last FY [c]	Aggregate Earnings in Last FY [d]	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE [e]
Matthew R. Feldman	BEP	$60,138	$43	$10,183	$—	$588,585
Roger D. Lundstrom	BEP	58,149	8,540	15,816	—	895,860
Michael A. Ericson	BEP	15,753	638	1,477	—	91,851
John Stocchetti	BEP	130,685	3,030	22,273	—	1,244,279
Laura M. Turnquest	BEP	—	—	110	—	5,994

[a]
The table above includes salary reduction contributions by our NEOs, and matching contributions by the Bank under the Benefit Equalization Plan (BEP). For a description of the BEP, see Benefit Equalization Plan on page 108.

[b]	Represents the amounts of the contributions made by each NEO. These amounts are reflected in the "Salary" column of the Summary Compensation Table.

[c]	Represents the amounts of the contributions made by the Bank for each NEO under the BEP. These amounts are reflected in the “All Other Compensation” column of the Summary Compensation Table.

[d]	Not included in 2018 compensation as rate paid was not above a market rate.

[e]
The aggregate balance at December 31, 2018, as reported above, includes amounts that are either currently reported or were previously reported as compensation in the Summary Compensation Table for 2018 and prior years, except for the aggregate earnings on deferred compensation to the extent such compensation was not above market rate.

Potential Payments Upon Termination Table

Name	Severance	President and Executive Team Incentive Plan	Key Employee Long-Term Incentive Plan	Health Care	Total
Matthew R. Feldman	$940,420	$2,241,354	$—	$9,758	$3,191,532
Roger D. Lundstrom	924,000	837,737	—	24,185	1,785,922
Michael A. Ericson	529,846	972,804	—	17,467	1,520,117
John Stocchetti	604,000	1,207,244	—	16,123	1,827,367
Laura M. Turnquest	440,462	639,102	159,056	17,467	1,256,087

The table above outlines payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2018. Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the potential termination events discussed, the actual amounts paid or distributed may be different.

For Mr. Feldman, the table above outlines termination under the following conditions in accordance with his Employment Agreement: by reason of death or disability (as defined in the Employment Agreement) or by the Bank other than for Cause (as defined in the Employment Agreement). For purposes of calculating the benefits outlined in the table above, we have also assumed that Mr. Feldman would continue to receive Bank-subsidized health care coverage. For Mr. Feldman, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the earned 2018 Annual Award and the Deferred Awards for the following performance periods: 2016-2018 (as earned); 2017-2019(assuming target performance); 2018-2020(assuming target performance); and 2019-2021 (assuming target performance). In addition to the amounts outlined above, pursuant to his Employment Agreement, Mr. Feldman would be entitled to the Feldman BEP Amount, as detailed on page 112.

Pursuant to the Employment Agreement, if Mr. Feldman’s employment is terminated by him through retirement, he would be entitled to the payments set forth in the “President and Executive Team Incentive Plan” column above, the Feldman BEP Amount, and participation in the Bank’s retiree health care benefit plans for him and his spouse, in accordance with the terms of the Federal Home Loan Bank of Chicago Description of Retiree Medical Coverage. Pursuant to the Employment Agreement, if Mr. Feldman’s employment with the Bank is terminated by resignation, he would be entitled to the payments set forth in the “President and Executive Team Incentive Plan” column above, as well as the Feldman BEP Amount.

For the other NEOs, the table above outlines termination under the following conditions in accordance with the Employee Severance Plan: without cause (as defined in the Employee Severance Plan) or as a result of constructive discharge (as defined in the Employee Severance Plan). In addition, we assumed termination was not for cause as defined in the Incentive Plan, that

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

their severance payments do not exceed the limits set forth in the Employee Severance Plan, and that they continue to receive Bank-subsidized health care coverage if the NEO was enrolled in the Bank’s health care benefit plan during 2018. For the other NEOs, except Ms. Turnquest, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the 2018 Annual Award (as earned) and the Deferred Awards for the following performance periods: 2016-2018 (as earned); 2017-2019 (assuming target performance); 2018-2020 (assuming target performance); and 2019-2021(assuming target performance). For Ms. Turnquest, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the 2018 Annual Award (as earned) and the Deferred Awards for the following performance periods: 2017-2019 (assuming target performance); 2018-2020 (assuming target performance); and 2019-2021(assuming target performance). Additionally, for Ms. Turnquest, the amount reflected in the “Key Employee Long Term Incentive Plan” column includes Ms. Turnquest's 2016-2018 award under the Key Employee Long-Term Incentive Compensation Plan, assuming termination of employment on December 31, 2018, which will vest on that date regardless of how employment is terminated.

Additionally, under the Incentive Plan, assuming termination at December 31, 2018, the same awards as set forth under the “President and Executive Team Incentive Plan” column in the table above would be available to the NEOs (excluding Mr. Feldman, whose Employment Agreement outlines all possible termination scenarios) in the event they terminate employment for any reason, including as set forth in the immediately following sentence. Under the Incentive Plan, the 2018 Annual Award and the 2016-2018, 2017-2019, 2018-2020, and 2019-2021 Deferred Awards as reflected in the table above will also be available to these NEOs in the event they die, become disabled, retire, terminate employment for good reason, or a change of control occurs (as such terms are defined in the Incentive Plan) at December 31, 2018, assuming they did not participate in any activity constituting cause (as defined in the Incentive Plan).

For further details on payments due upon these circumstances to the NEOs, see Severance Arrangements on page 106.

In other termination scenarios, including the death or disability or retirement of the NEOs (excluding Mr. Feldman, whose Employment Agreement outlines all possible termination scenarios), our NEOs would be entitled to receive benefits generally available to other employees, except as described above. The narrative disclosure and tables above describe and quantify the compensation and benefits that are paid in addition to compensation and benefits generally available to other employees. Examples of compensation and benefits generally available to other employees, and thus not included above, are distributions under the Savings Plan, disability and life insurance benefits to the extent such employee has paid for such benefits, health and life insurance benefits, and amounts for accrued and unpaid salary and vacation.
For more information on the Pension Plan and the BEP, see Retirement and Other Post-Employment Compensation Table and Narrative on page 112 and the Nonqualified Deferred Compensation Table on page 114 , as well as Pension Plan Benefits on page 107 and Benefit Equalization Plan on page 108.
Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual total compensation of our employees and the annual total compensation of Mr. Feldman, our President and CEO:

For 2018, the median of the annual total compensation of all employees of the Bank (other than Mr. Feldman) (the Median Employee) was $123,124 and the annual total compensation of Mr. Feldman was $2,588,140. Annual total compensation for the Median Employee and Mr. Feldman is calculated in the same manner as the “Total” column in the Summary Compensation Table on page 110. Based on this information, for 2018, the ratio of the annual total compensation of Mr. Feldman to the Median Employee was 21.02 to 1.

The median employee who was used for purposes of calculating the ratio of the annual total compensation of our President and CEO to the median of the annual total compensation of all employees is the same employee who was identified for purposes of our 2017 disclosure. There has been no change in our employee population or employee compensation arrangements since that median employee was identified that we believe would significantly impact our pay ratio disclosure.

Because the SEC rules for identifying the median of the annual total compensation of our employees and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio for our Bank, as other companies have headquarters or offices in different states and countries, have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Director Compensation
The goal of our policy governing compensation and travel reimbursement for our Board of Directors is to compensate members of the Board of Directors for work performed on our behalf and to make them whole for out-of-pocket travel expenses incurred while working for the Bank. The fees compensate Directors for time spent reviewing Bank materials, preparing for meetings, participating in other Bank activities and actual time spent attending the meetings of the Board of Directors and its committees. Director compensation levels are established at the discretion of each FHLB's Board of Directors, provided that the fees are reasonable. In connection with setting director compensation, we participated in an FHLB System review of director compensation in May 2017 which includes a director compensation study prepared by McLagan Partners. The McLagan study includes separate analysis of director compensation at publicly traded banks with between $10 billion and $20 billion in assets and the FHLBs.

Our Board of Directors set compensation levels for 2018 as follows:

Position	Maximum Total Annual Compensation
Chairman of the Board	$137,000
Vice Chairman of the Board	122,000
Chairman of the Audit Committee	122,000
Other Committee Chairman	112,000
All other Directors	102,000

Each director will be paid one quarter of their maximum annual compensation following the end of each quarter. In the event a director serves on the Board for only a portion of a calendar year, or only serves as Chairman, Vice Chairman, or Committee Chair for a portion of a calendar year, such director’s maximum annual compensation shall be adjusted accordingly on a pro-rata basis. If a director does not fulfill his or her responsibility by failing to meet certain performance and attendance criteria set forth in the policy, the director’s compensation will be reduced below the maximum amounts shown above. All directors are also entitled to participate in a non-qualified, unfunded, deferred compensation plan, under which each Bank director has the opportunity to defer all or a portion of the compensation paid under this policy. In addition to the maximum annual compensation, the Bank reimburses directors for necessary and reasonable travel and related expenses associated with the performance of their official duties in accordance with the Bank’s employee reimbursement policy.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The Chairman and Vice Chairman of the Board reviewed director performance, as required by the 2018 Board of Directors Compensation Policy, and determined that all directors serving during 2018 met the criteria necessary to receive their maximum annual compensation for 2018. The HR&C Committee was notified of the determination. The following table sets forth director compensation for 2018.

Name	2018 Total Fees Earned	2018 Fees Paid in Cash	2018 Fees Deferred [a]
Michael G. Steelman - Chair	137,000	137,000	—
John K. Reinke - Vice Chair	122,000	122,000	—
James T. Ashworth	112,000	112,000	—
Owen E. Beacom	102,000	102,000	—
Edward P. Brady	112,000	112,000	—
Mary J. Cahillane	112,000	70,000	42,000
Mark J. Eppli	102,000	25,500	76,500
Joseph Fazio	102,000	102,000	—
Michelle L. Gross	102,000	102,000	—
James H. Hegenbarth	102,000	102,000	—
Phyllis Lockett	102,000	63,750	38,250
David R. Pirsein	112,000	86,800	25,200
Leo J. Ries	102,000	102,000	—
Lois A. Scott	122,000	122,000	—
William W. Sennholz	102,000	102,000	—
Daniel G. Watts	102,000	102,000	—
Gregory A. White	102,000	102,000	—
Charles Young	102,000	102,000	—
Total	$1,951,000	$1,769,050	$181,950

[a]
Directors could elect to defer fees to a director's non-qualified, unfunded, deferred compensation plan. Earnings on this deferred compensation are not included above as the rate paid was not above a market rate.

The Board compensation policy for 2019 was reported in a Form 8-K filed on November 14, 2018 and is attached as Exhibit 10.16 to this Form 10-K.

We are a cooperative and our capital stock may only be held by current and former member institutions, so we do not provide compensation to our directors in the form of stock or stock options. In addition, our directors do not participate in any of our incentive or pension plans.

FHLB Director compensation is subject to FHFA regulations that permit an FHLB to pay its directors reasonable compensation and expenses, subject to the authority of the FHFA Director to object to, and to prohibit prospectively, compensation and other expenses that the FHFA Director determines are not reasonable.

Compensation Committee Interlocks and Insider Participation

During 2018, the following directors served on our HR&C Committee: John K. Reinke (Chairman), Michelle L. Gross (Vice Chairman), Owen E. Beacom, Phyllis Lockett , Gregory A. White, Charles D. Young, and Michael G. Steelman (ex-officio). No member of our HR&C Committee has at any time been an officer or employee of the Bank. None of our executive officers have served or are serving on the Board of Directors or the compensation committee of any entity whose executive officers served on our HR&C Committee or Board of Directors.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members in 2018 are for the election of our directors, as more fully discussed in 2018 Director Election on page 86.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock:

As of January 31, 2019	Regulatory Capital Stock	% of Total
The Northern Trust Company 50 South LaSalle Street Chicago, IL 60603	$247	12.37%
One Mortgage Partners Corp. [a] 10 South Dearborn St., Suite 413 Chicago, IL 60603	245	12.30%
BMO Harris Bank N.A. 111 West Monroe Street Chicago, IL 60690	224	11.24%
Associated Bank, National Association 433 Main Street Green Bay, WI 54301	195	9.80%
State Farm Bank, FSB One State Farm Plaza Bloomington, IL 61791	175	8.81%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table sets forth information about those members with an officer or director serving as a director of the Bank. Independent directors do not control any capital stock of the Bank.

As of January 31, 2019	Director Name	Regulatory Capital Stock [a]	% of Total
Byline Bank 820 Church Street Evanston, IL 60201	Owen E. Beacom	$22.50	1.13%
The Park Bank 1815 Greenway Cross Madison, WI 53713	James H. Hegenbarth	2.00	0.10%
Waukesha State Bank 151 E. St. Paul Avenue Waukesha, WI 53187	Ty R. Taylor	1.05	0.05%
CNB Bank & Trust, N.A. 450 West Side Square Carlinville, IL 62626	James T. Ashworth	0.97	0.05%
Commerce State Bank 1700 S. Silverbrook Drive West Bend, WI 53095	Joseph Fazio III	0.90	0.05%
State Bank of Bement 180 E. Bodman Street Bement, IL 61813	Michelle L. Gross	0.63	0.03%
The Stephenson National Bank & Trust 1820 Hall Avenue Marinette, WI 54143	John K. Reinke	0.47	0.02%
Forest Park National Bank and Trust Company 7348 W. Madison St. Forest Park, IL 60130	Daniel G. Watts	0.32	0.02%
First National Bank in Pinckneyville 210 S. Main Street Pinckneyville, IL 62274	David R. Pirsein	0.27	0.01%
Farmers & Merchants State Bank of Bushnell 484 East Main Street Bushnell, IL 61422	Michael G. Steelman	0.04	0.002%
Total members with a Director as a group		$29.15	1.46%

[a]	The regulatory capital stock that a member institution owns is pledged to us as additional collateral on advances and all other outstanding obligations for that member.

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

Our Board of Directors consists of two types of directors: “member directors” and “independent directors”. Member directors are required to be directors or officers of our members, whereas independent directors cannot be directors or officers of a Bank member. For further discussion of the eligibility criteria for our directors, see Nomination of Member Directors and Nomination of Independent Directors on page 85. We have eight independent directors and ten member directors currently serving on our Board.

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

During 2018, we did not have a separate written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President, and the CEO and President may seek a waiver from the Board.

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

See Information Regarding Current Directors of the Bank on page 86 for more information on our current directors. None of our directors is an “inside” director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the member directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

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

Applying the NYSE independence standards for boards of directors to our current member directors and those who served during 2018, our Board determined that only member directors Ashworth, Sennholz, Steelman, Taylor, and Watts did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these member directors, consisting of Ashworth, Beacom, Fazio, Gross, Hegenbarth, Pirsein, Reinke, Sennholz (whose term ended in 2018), Steelman, Taylor, and Watts meets the independence criteria under the NYSE independence standards. None of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors, consisting of Brady, Cahillane, Eppli, Lockett, Ries, Scott, White and Young, is independent under the NYSE independence standards. Similarly, the Board determined that the following current member directors serving on the Audit Committee, and member directors who served on the Audit Committee during 2018, are not independent under the NYSE independence standards for audit committees: Ashworth, Fazio, Hegenbarth, Reinke, Steelman, and Watts. The Board determined that the following current member directors serving on the HR&C Committee, and member directors who served on the HR&C Committee in 2018, are not independent under the NYSE independence standards for compensation committees: Beacom, Gross, Reinke, Steelman.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been charged (or accrued) by our external accounting firm:

	(in thousands)
For the Years Ended December 31,	2018	2017
Audit fees	$882	$961
Audit related fees	341	201
All other fees	3	—
Total fees	$1,226	$1,162

Audit fees were for professional services rendered for the audits of our financial statements. Audit related fees were for other assurance and related services. Other fees related to GAAP disclosure checklist software license fees. No tax related fees were paid. No fees were paid for financial information system design or implementation.

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

Federal Home Loan Bank of Chicago

PART IV
Item 15.     Exhibits, Financial Statements Schedules.

(a) See "2018 Annual Financial Statements and Notes"

(b) The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 8, 2019, or as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports or registration statements, copies of which may be obtained by going to the SEC's website at www.sec.gov. Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed is identified with a "*".

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

10.8	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2018 *l
10.9	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, dated December 19, 2008 *m
10.10	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, as amended and restated effective January 1, 2017 *n
10.11	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 *o
10.12	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, as amended and restated effective January 1, 2013 *p
10.13	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 *q
10.14	Federal Home Loan Bank of Chicago 2017 Board of Directors Compensation Policy *r
10.15	Federal Home Loan Bank of Chicago 2018 Board of Directors Compensation Policy *[s]
10.16	Federal Home Loan Bank of Chicago 2019 Board of Directors Compensation Policy *v
10.17	Federal Home Loan Bank of Chicago Board of Directors Deferred Compensation Plan, effective September 1, 2013 *t
10.18	Joint Capital Enhancement Agreement, as amended August 5, 2011 [u]
24	Power of Attorney [v]
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [v]
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [v]
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [v]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [v]
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document [v]
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [v]
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [v]
101.LAB	XBRL Taxonomy Extension Label Linkbase Document [v]
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [v]

[a]	Filed as Exhibit 3.1 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[b]	Filed as Exhibit 3.1 with our 8-K Current Report on January 28, 2019, SEC File No.: 000-51401

[c]	Filed as Exhibit 4.1 with our 8-K Current Report on August 31, 2015, SEC File No.: 000-51401

[d]	Filed as Exhibit 10.1 with our 8-K Current Report on January 15, 2009, SEC File No.: 000-51401

Federal Home Loan Bank of Chicago

[e]	Filed as Exhibit 10.1 with our 8-K Current Report on February 1, 2010, SEC File No.: 000-51401

[f]	Filed as Exhibit 10.2 with our 8-K Current Report on January 15, 2009, SEC File No.: 000-51401

[g]	Filed as Exhibit 10.3 with our Form 10-K on March 17, 2011, SEC File No.: 000-51401

[h]	Filed as Exhibit 10.4 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[i]	Filed as Exhibit 10.4.1 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[j]	Filed as Exhibit 10.1 with our Form 10-Q on November 3, 2016, SEC File No.: 000-51401

[k]	Filed as Exhibit 10.7 with our Form 10-K on March 9, 2017, SEC File No.: 000-51401

[l]	Filed as Exhibit 10.1 with our 8-K Current Report on May 25, 2018, SEC File No.: 000-51401

[m]	Filed as Exhibit 10.22 with our Form 10-K on March 20, 2009, SEC File No.: 000-51401

[n]	Filed as Exhibit 10.2 on our Form 10-Q on May 8, 2017, SEC File No.: 000-51401

[o]	Filed as Exhibit 10.8.4 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[p]	Filed as Exhibit 10.2 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401

[q]	Filed as Exhibit 10.1 with our Form 10-Q on May 11, 2007, SEC File No.: 000-51401

[r]	Filed as Exhibit 10.16 with our Form 10-K on March 9, 2017, SEC File No.: 000-51401

[s]	Filed as Exhibit 10.16 with our Form 10-K on March 9, 2018, SEC File No.: 000-51401

[t]	Filed as Exhibit 10.4 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401

[u]	Filed as Exhibit 99.1 with our 8-K Current Report on August 5, 2011, SEC File No.: 000-51401

[v]	Filed herewith.

Item 16.     Form 10-K Summary.

Not applicable.

Federal Home Loan Bank of Chicago

Glossary of Terms

Advances: Secured loans to members.

ABS: Asset-backed-securities.

AFS: Available-for-sale debt securities.

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

CFI: Community Financial Institution - FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA and adjusted annually for inflation. Effective in January 2019, the limit is $1.199 billion (for 2018, the limit was $1.173 billion).

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

HTM: Held-to-maturity debt securities.

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

Federal Home Loan Bank of Chicago

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

Federal Home Loan Bank of Chicago

Savings Plan: Pentegra Defined Contribution Plan for Financial Institutions.
SBA: Small Business Administration.

SEC: Securities and Exchange Commission.

Secretary: Secretary of the U.S. Treasury.

SMI: Supplemental mortgage insurance.

SOFR: Secured Overnight Financing Rate

System or FHLB System: The Federal Home Loan Bank System consisting of the 11 Federal Home Loan Banks and the Office of Finance.

TBA: A forward contract on a mortgage-backed security (MBS), typically issued by a U.S. government sponsored entity, whereby a seller agrees to deliver an MBS for an agreed upon price on an agreed upon date.

TDR: Troubled Debt Restructuring

UPB: Unpaid Principal Balance.

U.S.: United States

VA: Department of Veteran's Affairs.

Federal Home Loan Bank of Chicago

2018 Annual Financial Statements and Notes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Chicago

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Chicago (the “Bank”) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Bank’s financial statements and on the Bank’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 8, 2019

We have served as the Bank’s auditor since 1990.

2 of 2

Federal Home Loan Bank of Chicago

Statements of Condition (Dollars in millions, except capital stock par value)

									December 31, 2018	December 31, 2017
Assets
Cash and due from banks									$28	$42
Interest bearing deposits									775	775
Federal Funds sold									7,704	7,561
Securities purchased under agreements to resell									2,900	5,000
Investment debt securities -
Trading,	269	and	67			pledged			3,478	233
Available-for-sale									14,614	12,957
Held-to-maturity,		3,492	and	4,538		fair value			3,213	4,157
Investment debt securities									21,305	17,347
Advances,	1,025		and	776	carried at fair value				52,628	48,085
MPF Loans held in portfolio, net of					(1)	and	(2)	allowance for credit losses	7,103	5,193
Derivative assets									6	3
Other assets,		108	and	118	carried at fair value				408	349
Assets									$92,857	$84,355

Liabilities
Deposits -
Noninterest bearing									$54	$51
Interest bearing,		29	and	32	from other FHLBs				497	473
Deposits									551	524
Consolidated obligations -
Discount notes,		992	and	749		carried at fair value			43,166	41,191
Bonds,	2,352	and	5,260	carried at fair value					42,250	37,121
Consolidated obligations									85,416	78,312
Derivative liabilities									16	20
Affordable Housing Program assessment payable									84	88
Mandatorily redeemable capital stock									313	311
Other liabilities									1,188	248
Liabilities									87,568	79,503
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,			15	and	12	million shares issued and outstanding			1,476	1,241
Class B2 membership stock,				2	and	2	million shares issued and outstanding		222	202
Capital stock - putable,			$100		and	$100	par value		1,698	1,443
Retained earnings - unrestricted									3,023	2,845
Retained earnings - restricted									513	452
Retained earnings									3,536	3,297
Accumulated other comprehensive income (loss) (AOCI)									55	112
Capital									5,289	4,852
Liabilities and capital									$92,857	$84,355
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income (Dollars in millions)

For the years ended December 31,	2018	2017	2016
Interest income	$2,315	$1,558	$1,259
Interest expense	1,802	1,075	803
Net interest income	513	483	456
Provision for (reversal of) credit losses	—	—	1
Net interest income after provision for (reversal of) credit losses	513	483	455

Noninterest income -
Derivatives and hedging activities	(24)	8	1
Litigation settlement awards	1	2	38
MPF fees,	24	,	20	and	17	from other FHLBs	32	28	27
Other, net	7	6	10
Noninterest income	16	44	76

Noninterest expense -
Compensation and benefits	110	100	94
Operating expenses	74	62	60
Other	7	12	13
Noninterest expense	191	174	167

Income before assessments	338	353	364

Affordable Housing Program assessment	35	36	37

Net income	$303	$317	$327

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (Dollars in millions)

For the years ended December 31,	2018	2017	2016
Net income	$303	$317	$327

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(196)	(52)	(199)
Noncredit OTTI held-to-maturity debt securities	29	34	40
Net unrealized gain (loss) cash flow hedges	116	165	151
Postretirement plans	(6)	1	—
Other comprehensive income (loss)	(57)	148	(8)

Comprehensive income	$246	$465	$319

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital (Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
December 31, 2017	12	$1,241	2	$202	14	$1,443	$2,845	$452	$3,297	$112	$4,852
Comprehensive income							242	61	303	(57)	246
Issuance of capital stock	29	2,844	—	12	29	2,856					2,856
Repurchase of capital stock	—	—	(26)	(2,598)	(26)	(2,598)					(2,598)
Capital stock reclassified to mandatorily redeemable capital stock liability	—	(2)	—	(1)	—	(3)					(3)
Transfers between classes of capital stock	(26)	(2,607)	26	2,607
Cash dividends - class B1							(61)		(61)		(61)
Class B1 annualized rate		4.06%									4.06%
Cash dividends - class B2							(3)		(3)		(3)
Class B2 annualized rate				1.65%							1.65%
Total change in period	3	235	—	20	3	255	178	61	239	(57)	437
December 31, 2018	15	1,476	2	222	17	1,698	3,023	513	3,536	55	5,289
December 31, 2016	12	1,160	6	551	18	1,711	2,631	389	3,020	(36)	4,695
Comprehensive income							254	63	317	148	465
Issuance of capital stock	27	2,813	—	17	27	2,830					2,830
Repurchase of capital stock	—	(35)	(31)	(3,058)	(31)	(3,093)					(3,093)
Capital stock reclassified to mandatorily redeemable capital stock liability	—	(2)	—	(3)	—	(5)					(5)
Transfers between classes of capital stock	(27)	(2,695)	27	2,695
Cash dividends - class B1							(37)		(37)		(37)
Class B1 annualized rate		3.19%									3.19%
Cash dividends - class B2							(3)		(3)		(3)
Class B2 annualized rate				1.10%							1.10%
Total change in period	—	81	(4)	(349)	(4)	(268)	214	63	277	148	157
December 31, 2017	12	1,241	2	202	14	1,443	2,845	452	3,297	112	4,852
December 31, 2015	13	1,313	6	637	19	1,950	2,407	323	2,730	(28)	4,652
Comprehensive income							261	66	327	(8)	319
Issuance of capital stock	14	1,293	1	16	15	1,309					1,309
Repurchase of capital stock	(7)	(672)	(6)	(576)	(13)	(1,248)					(1,248)
Capital stock reclassified to mandatorily redeemable capital stock liability	(3)	(295)	—	(5)	(3)	(300)					(300)
Transfers between classes of capital stock	(5)	(479)	5	479
Cash dividends - class B1							(33)		(33)		(33)
Class B1 annualized rate		2.75%									2.75%
Cash dividends - class B2							(4)		(4)		(4)
Class B2 annualized rate				0.60%							0.60%
Total change in period	(1)	(153)	—	(86)	(1)	(239)	224	66	290	(8)	43
December 31, 2016	12	$1,160	6	$551	18	$1,711	$2,631	$389	$3,020	$(36)	$4,695

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows (Dollars in millions)

	For the years ended December 31,	2018	2017	2016
Operating	Net income	$303	$317	$327
	Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities -
	Amortization and accretion	94	41	19
	Change in net fair value on derivatives and hedging activities	71	311	192
	Other	6	(2)	(10)
	Changes in operating assets or liabilities -
	Purchases of mortgage loans to be securitized	(542)	(687)	(446)
	Proceeds from sales of securitized mortgage loans	550	613	457
	Other operating assets and liabilities	(74)	(53)	(57)
	Net cash provided by (used in) operating activities	408	540	482

Investing	Net change interest bearing deposits	—	(125)	—
	Net change Federal Funds sold	(143)	(3,486)	(2,373)
	Net change securities purchased under agreements to resell	2,100	(2,700)	(925)
	Trading debt securities -
	Sales	375	801	2,158
	Proceeds from maturities and paydowns	914	208	111
	Purchases	(4,516)	(200)	(2,156)
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	3,686	1,798	2,243
	Purchases	(4,610)	(5)	(2)
	Held-to-maturity debt securities - [a]
	Proceeds from maturities and paydowns	2,990	2,969	3,079
	Purchases	(2,000)	(1,967)	(2,104)
	Advances -
	Principal collected	1,417,789	747,813	704,656
	Issued	(1,422,375)	(750,868)	(713,017)
	MPF Loans held in portfolio -
	Principal collected	778	1,003	1,164
	Purchases	(2,697)	(1,236)	(1,306)
	Other investing activities	19	21	33
	Net cash provided by (used in) investing activities	$(7,690)	$(5,974)	$(8,439)

Federal Home Loan Bank of Chicago

	For the years ended December 31,	2018	2017	2016
Financing	Net change deposits	$27	$28	$(43)
	Discount notes -
	Net proceeds from issuance	1,978,593	1,408,075	682,913
	Payments for maturing and retiring	(1,976,663)	(1,402,859)	(688,540)
	Consolidated obligation bonds -
	Net proceeds from issuance	35,074	19,567	36,752
	Payments for maturing and retiring	(29,936)	(19,358)	(22,297)
	Payments for retiring of subordinated debt	—	—	(944)
	Capital stock -
	Proceeds from issuance	2,856	2,830	1,309
	Repurchases	(2,598)	(3,093)	(1,248)
	Cash dividends paid	(64)	(40)	(37)
	Other financing activities	(21)	(25)	(56)
	Net cash provided by (used in) financing activities	7,268	5,125	7,809

	Net increase (decrease) in cash and due from banks	(14)	(309)	(148)
	Cash and due from banks at beginning of period	42	351	499
	Cash and due from banks at end of period	$28	$42	$351

Supplemental	Interest paid	$1,535	$897	$644
	Affordable Housing Program assessments paid	39	34	40
	Capital stock reclassified to mandatorily redeemable capital stock	3	5	300
	Transfer of MPF Loans held for sale (in other assets) to securitized mortgage loans (in trading debt securities)	513	526	422
	Investment securities purchased and settled in subsequent periods	892	—	—

[a]
Presentation of cash flow amounts in prior periods have been reclassified to reflect short-term held-to-maturity purchases and proceeds on a gross, rather than net, basis. Certain reclassifications made to prior periods to properly present gross cash flows were not material.

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

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

Refer to the Glossary of Terms starting on page 125 for the definitions of certain terms used herein.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Basis of Presentation

Gross versus Net Presentation - We present derivative assets and liabilities on a net basis in our statements of condition when our right to net amounts due between us and our counterparty, or us and our clearing agent, is enforceable at law. We include accrued net interest settlements and cash collateral, including initial and variation margin, in the carrying amount of a derivative. Over-the-counter derivatives are netted by contract (e.g., master netting agreement), to discharge all or a portion of the amounts that would be owed to our counterparty by applying them against the amounts that our counterparty owes to us. Additionally, we clear certain derivatives transactions with clearinghouses classified as a Derivatives Clearing Organization (DCO), through Futures Commission Merchants (FCM), a clearing member of the DCO. If these netted amounts are positive, they are classified as a derivative asset and if negative, they are classified as a derivative liability. Effective in January of 2017, there was a change in our basis of presentation for our cleared derivative transactions. Prior to 2017, our accounting presented derivative assets and liabilities of our cleared derivative transactions on a net basis, inclusive of initial and variation margin, and accrued interest receivable/payable and cash collateral. Due to rule changes adopted by our DCOs, as of January of 2017, we characterize the treatment of variation margin payments as settlements rather than as collateral for our cleared derivatives. As a result, we account for variation margin payments as settlements to our derivative assets and derivative liabilities. The amendments to the DCOs’ rules had no effect on how we present initial margin, which we include in the carrying amount of our derivative assets or derivative liabilities. See Note 2 - Summary of Significant Accounting Policies for further details.

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

Consolidation of Variable Interest Entities - We are not the primary beneficiary of any variable interest entity. Specifically, we do not have the power to direct the activities of any variable interest entity that would most significantly impact its economic performance and we do not have the obligation to absorb losses or the right to receive benefits from any variable interest entity that could potentially be significant to a variable interest entity. As a result, we do not consolidate any of our investments in variable interest entities. Instead, we classify variable interest entities as investment debt securities in our statements of condition. Such investment debt securities include, but are not limited to, senior interests in private-label mortgage backed securities (MBS) and Federal Family Education Loan Program asset backed securities (FFELP ABS). Our maximum loss exposure for these investment debt securities is limited to their carrying amounts. We have no liabilities related to these investments in variable interest entities. We have not provided financial or other support (explicitly or implicitly) to these investment debt securities that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

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

Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, consolidated obligation discount notes and bonds in cases where hedge accounting treatment may not be achievable. These financial instruments are carried at fair value with any changes in fair value immediately recognized as Noninterest income - Other, net in our statements of income. Interest income or expense recognized in our statements of income on these financial instruments is based solely on the contractual amount of interest due or unpaid, except for our zero coupon rate discount notes for which we accrete the initial discount into interest expense over the life of the discount note. Any transaction fees or costs, such as concession fees on consolidated obligation bonds and discount notes, are immediately recognized into noninterest expense - other in our statements of income. We economically hedge these financial instruments with derivatives, which also are carried at fair value with any changes immediately recognized as noninterest income on derivatives and hedging activities in our statements of income. See Note 16 - Fair Value to the financial statements for further details.

Cash and Cash Equivalents

We consider only cash and due from banks as cash and cash equivalents. We do not have any restricted cash.

Interest Bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell

We utilize these investments for short-term liquidity purposes. We carry them at their amortized cost basis in our statements of condition.

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

•
Our counterparty is required to make up any collateral shortfall by providing additional securities as collateral equal to the collateral's fair value amount that is below the contractually required amount. If our counterparty does not provide such

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

additional collateral, the resale agreement's carrying amount is reduced by the collateral shortfall amount.

Investment Debt Securities

We record purchases and sales of investment debt securities (securities) on a trade date basis. We classify securities as either trading, held-to-maturity (HTM), or available-for-sale (AFS) based on the criteria outlined below. Classification is made at the time a security is acquired and then reassessed each subsequent reporting period.

•	Securities held solely for liquidity purposes are classified as trading. We are prohibited from holding trading debt securities for speculative purposes pursuant to FHFA regulations.

•	Securities held to provide additional earnings are classified as HTM. Classification as HTM requires that we have both the intent and ability to hold the security to maturity.

•	Securities not classified as either trading or HTM are classified as AFS; for example, securities held for asset-liability management purposes.

Our accounting policies for trading, HTM and AFS debt securities are outlined below.

•
Trading debt securities are carried at fair value with any changes in fair value immediately recognized as noninterest income on trading debt securities in our statements of income. Interest income on trading debt securities is based solely on the contractual amount of interest due, except for securities, if any, that have a zero coupon rate. For trading debt securities with a zero coupon rate, we accrete the initial discount into interest income over their life into our statements of income. Cash flows from trading debt securities, excluding cash flows from our securitized MPF Government MBS product, are presented on a gross basis and classified as investing activities in our statements of cash flows. Cash flows from our securitized MPF Government MBS product are presented on a gross basis and classified as operating activities in our statements of cash flows.

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

•
AFS securities are carried at fair value with any changes in fair value immediately recognized into AOCI, except for AFS securities that are in a fair value hedge relationship. Changes in fair value on AFS securities in a fair value hedging relationship are immediately recognized into noninterest income on derivatives and hedging activities in our statements of income.

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

Advances

We offer a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. An advance is carried at its amortized cost basis, except when we elect the fair value option and carry it at fair value. Amortized cost basis represents the original amount funded to our member adjusted for any accretion, amortization, collection of cash, and fair value hedge accounting adjustments, if any.  Fair value hedge adjustments include ongoing (open) and/or discontinued (closed) fair value hedges. Cash flow hedging adjustments related to ongoing (open) and/or discontinued (closed) cash flow hedges are classified in AOCI. We utilize the interest method to amortize/accrete any premiums/discounts and closed fair value and/or cash flow hedging adjustments.

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

MPF Loans Held for Sale

MPF Loans acquired by the Bank under the MPF Xtra, MPF Direct, and MPF Government MBS products are classified as MPF Loans held for sale (HFS). MPF Loans under the MPF Government MBS product are reclassified from Mortgage Loans HFS to trading debt securities upon their securitization qualifying for sales accounting treatment. We classify MPF Loans HFS in Other Assets rather than as a separate line item in our statements of condition on the basis of materiality. Cash flows from MPF Loans HFS are classified as operating activities in our statements of cash flows. We have elected the fair value option for MPF Loans HFS, and accordingly, carry these mortgage loans at fair value. The initial fair value of the MPF Loans HFS includes the fair value amount of the MPF Delivery Commitment as of the purchase or settlement date. The difference between the price paid to a PFI for a MPF Loan HFS and the price we receive from a third party for such loan is intended to include compensation for future operating expenses incurred to administer the loans. These amounts and other related transaction fees are recognized into Noninterest income - MPF fees in our statements of income as follows:

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

Credit Losses

Refer to Note 8 - Allowance for Credit Losses for further details.

We determine an allowance for credit losses, if any, for each of our portfolio segments. A portfolio segment represents the level of disaggregation we utilize to develop and document a systematic method for determining an allowance for credit losses attributable to our financing receivables. An allowance for credit losses is a contra valuation account attributable to an on balance sheet portfolio segment. We recognize a credit loss when it is probable a credit loss has been incurred and when the credit loss amount is reasonably estimable. Our assessment is based on all available information, which includes, but is not limited to, past events and current economic conditions existing at the reporting date. We recognize the change in our allowance for credit losses during the reporting period as a provision for (reversal of) credit losses in our statements of income. We establish a separate liability for credit losses, if any, attributable to off balance sheet financial instruments, such as standby letters of credit (also referred to herein as letters of credit), using the same approach described above for on balance sheet financial instruments. We recognize the change in credit losses attributable to off balance sheet financial instruments during the reporting period, if any, in other noninterest expense in our statements of income.

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

Derivatives

Refer to Note 9 - Derivatives and Hedging Activities for additional details.

We carry all derivatives at fair value in our statements of condition. We designate derivatives either as fair value hedges, cash flow hedges, or economic hedges. We use fair value hedges to offset changes in the fair value or a benchmark interest rate related to (1) a recognized asset or liability or (2) an unrecognized firm commitment. Our hedge strategy for cash flow hedges is to hedge the total proceeds received from rolling forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate or the London Interbank Offering Rate (LIBOR) by entering into interest rate swaps to mitigate such risk. We use economic hedges in cases where hedge accounting treatment is not permitted or achievable; for example, hedges of portfolio interest rate risk or financial instruments carried at fair value under the fair value option.

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

For discontinued cash flow hedges, the amount in net unrealized gain (loss) on cash flow hedges in AOCI is prospectively amortized into interest income or interest expense, whichever is applicable, over the remaining life of the hedged item using the interest method.

If hedge accounting is discontinued and the derivative is not redesignated to another qualifying hedge relationship, we account for the derivative as an economic hedge.

Economic Hedges - Changes in fair value on economic hedges are immediately recognized as noninterest income on derivatives and hedging activities in our statements of income.

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

Advance Commitments - An unhedged advance commitment on an advance we intend to hold for investment purposes upon funding is accounted for as a firm commitment rather than a derivative. Firm commitments are accounted for off balance sheet rather than carried at fair value. A hedged advance commitment (i.e., in a fair value hedge relationship) is carried at fair value with any changes in fair value immediately recognized in noninterest income on derivatives and hedging activities.

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

Capital and Mandatorily Redeemable Capital Stock (MRCS)

Capital stock is issued and recorded at par. We also record the repurchase of our capital stock from our members at par because our capital stock can only be acquired and redeemed or repurchased at par value. It is not publicly traded and no market mechanism exists for the exchange of our capital stock outside our cooperative structure. The capital stock repurchased is retired. We recognize dividends on our capital stock on the date they are declared by our Board of Directors. Specifically, upon being declared, we recognize a reduction to our retained earnings with an offsetting entry to other liabilities (i.e., accrued dividends payable) in our statements of condition based on the number of shares outstanding of our Class B1 activity stock and

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

its dividend rate and the number of shares outstanding of our Class B2 membership stock and its dividend rate.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

The Inclusion of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a Benchmark Interest Rate for Hedge Accounting Purposes (FASB ASU 2018-16)

In October of 2018, the FASB issued an amendment that adds the OIS rate based on the secured overnight financing rate, or SOFR, as a fifth U.S. benchmark interest rate because of concerns about the sustainability of LIBOR. The SOFR OIS rate is the fixed rate on a U.S. dollar, constant-notional interest rate swap that has its variable-rate leg referenced to SOFR (an overnight rate) with no additional spread over SOFR on that variable-rate leg. That fixed rate is the derived rate that would result in the swap having a zero fair value at inception because the present value of fixed cash flows, based on that rate, equates to the present value of the variable cash flows. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition should facilitate the LIBOR to SOFR transition and provide sufficient lead time for us to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. We adopted this amendment on a prospective basis for qualifying new hedging relationships entered on or after January 1, 2019. The new guidance did not have an effect on our financial condition, results of operations, and cash flows at the time of adoption.

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)

In August of 2017, the FASB issued targeted improvements to existing derivatives and hedging guidance. We adopted this guidance as of January 1, 2019. Upon adoption, we modified the risk of certain fair value hedges from contractual coupon interest rate to benchmark rate component improving hedge effectiveness. The opening cumulative adjustment related to modifying the risk being hedged was an increase to retained earnings of $16 million and a corresponding increase to the cumulative basis adjustment (carrying value) of the hedged items. The opening adjustment to retained earnings related to ineffectiveness recognized in prior reporting periods attributable to open cash flows hedges was not material. Prior reporting periods were not restated.

Outlined below are the significant changes to existing GAAP guidance that may have an effect on us.

Hedging Strategies Newly Permitted:

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

Measurement of Credit Losses on Financial Instruments (ASU 2016-13)

In June of 2016, the FASB amended existing GAAP guidance applicable to measuring credit losses on financial instruments. This guidance takes effect January 1, 2020. We are in the process of reviewing the expected effect of this guidance on our financial condition, results of operations, and cash flows. Specifically, the amendment replaces the “incurred loss” impairment methodology applied under current GAAP with a “currently expected credit losses” or CECL methodology. The measurement of CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial instrument’s reported amount. Upon adoption, any difference between our existing and CECL allowance for credit losses will be recognized as a cumulative-effect adjustment to the opening balance of our retained earnings as of January 1, 2020. We do not expect this to have a material effect on our financial

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

condition, results of operations, and cash flows.

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

A prospective transition approach is required for available-for-sale debt securities. Accordingly, any OTTI write-downs on available-for-sale debt securities recognized prior to January 1, 2020 may not be reversed at the time of our adoption. Improvements in expected cash flows for these securities will continue to be accounted for as yield adjustments over their remaining life. Additionally, recoveries for these securities will be recorded in earnings only when received. There would be no effect at the time of adoption related to this guidance on our financial condition, results of operations, and cash flows.

Leases (ASU 2016-02)

In February of 2016, the FASB issued lease accounting guidance that became effective January 1, 2019. Upon adoption, we applied the guidance to the beginning of January 1, 2019, using the modified retrospective approach. Prior financial statements were not restated. There was no cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2019. The guidance requires us to recognize and measure our operating leases as right-of-use assets, with terms that exceed 12 months, in our statements of condition - that amount, which was $11 million, was recognized in other assets and other liabilities as of January 1, 2019. Expenses attributable to our leases will continue to be included in noninterest expense - operating expenses in our statements of income. Payments related to our operating leases are classified within operating activities in our statements of cash flows.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2018	2017	2016
Interest income -

Trading	$35	$4	$10

Available-for-sale interest income	436	428	440
Available-for-sale prepayment fees	32	27	45
Available-for-sale	468	455	485

Held-to-maturity	175	197	224

Investment debt securities	678	656	719

Advances	1,157	560	290

MPF Loans held in portfolio	247	213	218
Federal Funds sold and securities purchased under agreements to resell	208	115	25
Other interest bearing assets	25	14	7

Interest income	2,315	1,558	1,259

Interest expense -

Consolidated obligations -
Discount notes	857	527	359
Bonds	922	533	411

Subordinated notes	—	—	24
Other interest bearing liabilities	23	15	9

Interest expense	1,802	1,075	803

Net interest income	513	483	456
Provision for (reversal of) credit losses	—	—	1
Net interest income after provision for (reversal of) credit losses	$513	$483	$455

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

•
U.S. Government & other government related may consist of the sovereign debt of the United States; debt issued by government sponsored enterprises (GSE); debt issues by the Tennessee Valley Authority and securities guaranteed by the Small Business Administration.

•	Federal Family Education Loan Program - asset backed securities (FFELP ABS).

•	GSE residential mortgage backed securities (MBS) issued by Fannie Mae and Freddie Mac.

•	Government-guaranteed MBS.

•	Private-label residential MBS.

•	State or local housing agency obligations.

Pledged Collateral

We disclose the amount of investment debt securities pledged as collateral pertaining to our derivatives activity on our statements of condition. See Note 9 - Derivatives and Hedging Activities for further details.
Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	December 31, 2018	December 31, 2017
U.S. Government & other government related	$3,460	$202
Residential MBS
GSE	17	30
Government-guaranteed	1	1
Trading debt securities	$3,478	$233

The following table presents our gains and losses on trading debt securities recorded in Noninterest Income Other.

For the years ended December 31,	2018	2017	2016
Net unrealized gains (losses) on securities held at period end	$10	$—	$(2)
Net realized gains (losses) on securities sold/matured during the period	5	(1)	—
Net gains (losses) on trading debt securities	$15	$(1)	$(2)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Debt Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of December 31, 2018
U.S. Government & other government related	$528	$15	$—	$543
State or local housing agency	17	—	—	17
FFELP ABS	3,578	203	—	3,781

Residential MBS
GSE	9,602	20	(48)	9,574
Government-guaranteed	645	13	—	658
Private-label	33	8	—	41
Available-for-sale debt securities	$14,403	$259	$(48)	$14,614

As of December 31, 2017
U.S. Government & other government related	$256	$15	$—	$271
State or local housing agency	21	—	—	21
FFELP ABS	3,987	234	(7)	4,214

Residential MBS
GSE	7,275	132	(1)	7,406
Government-guaranteed	971	24	—	995
Private-label	40	10	—	50
Available-for-sale debt securities	$12,550	$415	$(8)	$12,957

We had no sales of AFS debt securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Debt Securities (HTM)

	Amortized Cost Basis	Noncredit OTTI Recognized in AOCI	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of December 31, 2018
U.S. Government & other government related	$1,305	$—	$1,305	$18	$(1)	$1,322
State or local housing agency	6	—	6	—	—	6

Residential MBS
GSE	1,141	—	1,141	30	—	1,171
Government-guaranteed	369	—	369	2	—	371
Private-label	506	(114)	392	230	—	622
Held-to-maturity debt securities	$3,327	$(114)	$3,213	$280	$(1)	$3,492

As of December 31, 2017
U.S. Government & other government related	$1,531	$—	$1,531	$29	$(1)	$1,559
State or local housing agency	9	—	9	—	—	9

Residential MBS
GSE	1,513	—	1,513	62	—	1,575
Government-guaranteed	585	—	585	6	—	591
Private-label	662	(143)	519	285	—	804
Held-to-maturity debt securities	$4,300	$(143)	$4,157	$382	$(1)	$4,538

We had no sales of HTM debt securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Interest Rate Payment Terms

The following table presents the interest rate payment terms of AFS and HTM debt securities at amortized cost basis for the reporting periods indicated.

	Available-for-Sale		Held-to-Maturity
As of December 31,	2018	2017	2018	2017
Non-MBS
Fixed-rate	$540	$275	$1,306	$1,531
Variable-rate	3,583	3,989	5	9
Residential MBS
Fixed-rate	9,767	7,653	1,148	1,614
Variable-rate	513	633	868	1,146
Total	$14,403	$12,550	$3,327	$4,300

Contractual Maturity

The values by contractual year of maturity of our AFS and HTM investments are summarized in the following table.

	Available-for-Sale		Held-to-Maturity
As of December 31, 2018	Amortized Cost Basis	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$3	$3	$639	$638
Due after one year through five years	2	2	93	94
Due after five years through ten years	160	165	104	104
Due after ten years	380	390	475	492
ABS and MBS without a single maturity date	13,858	14,054	1,902	2,164
Total debt securities	$14,403	$14,614	$3,213	$3,492

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the aging of our investments for the current year in greater detail by investment type, as well as the carrying amounts for the previous two years. It also discloses the yields by aging categories for the current year.

	2018					2017	2016
As of December 31,	Due in one year or less	Due one through five years	Due five through ten years	Due after ten years	Carrying Amount	Carrying Amount	Carrying Amount
Trading debt securities
U.S. Government & other governmental related	$3,460	$—	$—	$—	$3,460	$202	$1,005
Residential MBS
GSE	—	—	—	17	17	30	39
Government guaranteed	—	—	1	—	1	1	1
Trading debt securities	3,460	—	1	17	3,478	233	1,045
Yield on trading debt securities	2.00%	—%	2.56%	4.53%	2.01%	1.76%	1.13%
AFS debt securities
U.S. Government & other governmental related	1	—	158	384	543	271	336
State or local housing agency	2	2	7	6	17	21	19
FFELP ABS	—	—	—	3,781	3,781	4,214	4,572
Residential MBS
GSE	2,627	1,601	2,009	3,337	9,574	7,406	8,555
Government-guaranteed	—	—	—	658	658	995	1,380
Private-label	—	—	—	41	41	50	56
AFS debt securities	2,630	1,603	2,174	8,207	14,614	12,957	14,918
Yield on AFS debt securities	4.54%	4.30%	3.71%	3.59%	3.86%	4.01%	4.04%
HTM debt securities
U.S. Government & other governmental related	639	88	103	475	1,305	1,531	1,733
State or local housing agency	—	4	2	—	6	9	13
Residential MBS
GSE	16	709	—	416	1,141	1,513	1,856
Government-guaranteed	—	61	3	305	369	585	791
Private-label	—	—	—	392	392	519	679
HTM debt securities	655	862	108	1,588	3,213	4,157	5,072
Yield on HTM debt securities	2.99%	3.44%	3.71%	3.57%	3.42%	3.19%	3.18%
Total investment debt securities	6,745	2,465	2,283	9,812	21,305	17,347	21,035
Interest bearing deposits	775				775	775	650
Federal Funds sold	7,704				7,704	7,561	4,075
Securities purchased under agreements to resell	2,900				2,900	5,000	2,300
Investments	$18,124	$2,465	$2,283	$9,812	$32,684	$30,683	$28,060

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of December 31, 2018
U.S. Government & other government related	$—	$—	$3	$—	$3	$—
State or local housing agency	1	—	3	—	4	—
Residential MBS
GSE	5,573	(46)	48	(2)	5,621	(48)
Government-guaranteed	31	—	—	—	31	—
Private-label	—	—	5	—	5	—
Available-for-sale debt securities	$5,605	$(46)	$59	$(2)	$5,664	$(48)
As of December 31, 2017
U.S. Government & other government related	$3	$—	$—	$—	$3	$—
State or local housing agency	4	—	—	—	4	—
FFELP ABS	—	—	644	(7)	644	(7)
Residential MBS
GSE	51	—	801	(1)	852	(1)
Private-label	—	—	7	—	7	—
Available-for-sale debt securities	$58	$—	$1,452	$(8)	$1,510	$(8)

Held-to-maturity debt securities
As of December 31, 2018
U.S. Government & other government related	$459	$—	$23	$(1)	$482	$(1)
State or local housing agency	—	—	2	—	2	—
Residential MBS
Government-guaranteed	170	—	—	—	170	—
Private-label	—	—	592	(114)	592	(114)
Held-to-maturity debt securities	$629	$—	$617	$(115)	$1,246	$(115)
As of December 31, 2017
U.S. Government & other government related	$594	$—	$24	$(1)	$618	$(1)
State or local housing agency	2	—	—	—	2	—
Residential MBS
GSE	—	—	2	—	2	—
Private-label	—	—	769	(143)	769	(143)
Held-to-maturity debt securities	$596	$—	$795	$(144)	$1,391	$(144)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment

We assess a security for OTTI whenever its fair value is less than its amortized cost basis as of the reporting date. Our assessment entails generating cash flow projections based on key modeling assumptions, significant inputs, and methodologies provided by an FHLB System committee, and testing and modifying these assumptions, inputs and methodologies as necessary. OTTI exists when a security's cash flow projection is not expected to result in the recovery of its entire amortized cost basis.

As of December 31, 2018, we had a short-term housing price forecast with projected changes ranging from -7.0% to +14.0% over the twelve month period beginning October 1, 2018 over all markets. For the vast majority of markets, the short-term forecast has changes ranging from +3.0% to +7.0%.  Additionally, we do not intend to sell our HTM and AFS debt securities and we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis. Based on these inputs and assumptions, among others, we had no OTTI charges on HTM or AFS debt securities for the year ending December 31, 2018. We also recognized no OTTI charges for the years ending December 31, 2017, or December 31, 2016.

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

As of December 31, 2018	Unpaid Principal Balance	Amortized Cost Basis	Noncredit OTTI in AOCI	Gross Unrealized Gains	Carrying Amount	Fair Value
Residential MBS Private-label
OTTI AFS debt securities
Alt-A	$52	$34	$—	$7	$41	$41

OTTI HTM debt securities
Prime	412	326	(86)	—	240	363
Subprime	308	149	(28)	—	121	227
OTTI HTM debt securities	$720	$475	$(114)	$—	$361	$590

The following table presents the changes in the cumulative amount of OTTI credit losses previously recognized into earnings on investment debt securities for the reporting periods indicated.

For the years ended December 31,	2018	2017	2016
Beginning Balance	$477	$520	$568
Reductions:
Securities sold, matured, or fully prepaid over the period	—	(1)	—
Increases in expected future cash flows recorded as credit-related accretion into interest income	(35)	(42)	(48)
Ending Balance	$442	$477	$520

Ongoing Litigation

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased. While we continue to pursue this litigation, we have recognized litigation settlement awards with respect to these matters as noted in our statements of income for the periods presented. As of December 31, 2018, the remaining litigation covers three private-label MBS bonds in the aggregate outstanding principal amount of $37 million.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality.

The following table presents our advances by terms of contractual maturity. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay advances with or without penalties.

As of December 31, 2018	Amount	Weighted Average Interest Rate
Due in one year or less	$21,996	2.45%
One to two years	2,460	2.14%
Two to three years	2,687	2.52%
Three to four years	3,225	2.49%
Four to five years	10,164	2.59%
More than five years	12,074	2.48%
Par value	$52,606	2.48%

See Note 2 - Summary of Significant Accounting Policies for information related to our accounting for advances.
See Note 8 - Allowance for Credit Losses for information related to our credit risk on advances and allowance methodology for credit losses.

The following table presents our advances by terms of contractual maturity as of the dates indicated.

As of	December 31, 2018	December 31, 2017
Fixed-rate due in one year or less	$13,503	$9,544
Fixed-rate due after one year	12,193	7,732
Total fixed-rate	25,696	17,276
Variable-rate due in one year or less	8,492	12,633
Variable-rate due after one year	18,418	18,111
Total variable-rate	26,910	30,744
Par value	52,606	48,020
Fair value hedging adjustments	30	69
Other adjustments	(8)	(4)
Advances	$52,628	$48,085

The following advance borrowers exceeded 10% of our advances outstanding:

As of December 31, 2018	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	20.9%
The Northern Trust Company	7,700		14.6%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	December 31, 2018	December 31, 2017
Medium term (15 years or less)	$334	$285
Long term (greater than 15 years)	6,662	4,835
Unpaid principal balance	6,996	5,120
Net premiums, credit enhancement and deferred loan fees	100	55
Fair value hedging adjustments	8	20
MPF Loans held in portfolio, before allowance for credit losses	7,104	5,195
Allowance for credit losses on MPF Loans	(1)	(2)
MPF Loans held in portfolio, net	$7,103	$5,193

Conventional mortgage loans	$6,062	$4,133
Government Loans	934	987
Unpaid principal balance	$6,996	$5,120

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

Member Credit Products

We have not recorded any allowance for credit losses for our member credit products portfolio segment based upon our credit analysis and the repayment history on member credit products. We had no member credit products that were past due, on nonaccrual status, involved in a troubled debt restructuring or otherwise considered impaired. We have not recorded a separate liability to reflect credit losses on our member credit products with off balance sheet credit exposure.

Conventional MPF Loans Held in Portfolio

For further detail of our MPF Risk Sharing Structure see page F-15. There has been no material activity in our allowance for credit losses for the three years ended December 31, 2018.

The following table presents the recorded investment and the allowance for credit losses in conventional MPF Loans by impairment methodology. The recorded investment in a conventional MPF Loan includes its amortized cost basis and related accrued interest receivable, if any. The recorded investment in a conventional MPF Loan excludes our allowance for credit losses.

As of	December 31, 2018	December 31, 2017
Recorded investment -
Individually evaluated for impairment	$33	$49
Collectively evaluated for impairment	6,155	4,167
Recorded investment	$6,188	$4,216

Allowance for credit losses -
Collectively evaluated for impairment	$1	$2

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

•
Conventional MPF Loans are individually evaluated for impairment when they are adversely classified. There is no allowance for credit losses attributable to conventional MPF Loans that are individually evaluated for impairment, since the related allowance for credit losses have been charged off against the carrying amount. We do not recognize interest income on impaired conventional MPF Loans.

	December 31, 2018			December 31, 2017
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$59	$42	$101	$74	$48	$122
Past due 60-89 days	17	14	31	21	16	37
Past due 90 days or more	31	19	50	48	21	69
Past due	107	75	182	143	85	228
Current	6,081	879	6,960	4,073	921	4,994
Recorded investment	$6,188	$954	$7,142	$4,216	$1,006	$5,222
In process of foreclosure	$13	$6	$19	$21	$7	$28
Serious delinquency rate	0.51%	1.95%	0.70%	1.16%	2.11%	1.34%
Past due 90 days or more and still accruing interest	$5	$19	$24	$8	$21	$29
Impaired loans without an allowance for credit losses and on nonaccrual status	33	—	33	49	—	49
Unpaid principal balance of impaired loans without an allowance for credit losses	36	—	36	53	—	53

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We only held overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of December 31, 2018, and December 31, 2017. We did not have any longer term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight securities purchased under agreements to resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral.

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

Managing Interest Rate Risk

We use fair value hedges to offset changes in the fair value of a benchmark interest rate, for example LIBOR, related to (1) a recognized asset or liability or (2) an unrecognized firm commitment. Our hedge strategy for cash flow hedges is to hedge the total proceeds received from rolling forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate or LIBOR by entering into interest rate swaps to mitigate such risk. We use economic hedges in cases where hedge accounting treatment is not permitted or achievable; for example, hedges of portfolio interest rate risk or financial instruments carried at fair value under the fair value option.

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

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC. For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's, or Moody’s, the amount of collateral we would have been required to deliver would not have been material at December 31, 2018.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $269 million of investment debt securities at December 31, 2018 that can be sold or repledged, as part of our initial margin related to cleared derivative transactions. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including, but not limited to, if our credit rating is downgraded.  We had no requirement to post additional initial margin by our FCMs at December 31, 2018.

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

	December 31, 2018			December 31, 2017
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$35,549	$39	$261	$26,655	$25	$367
Derivatives not in hedge accounting relationships-
Interest rate contracts	19,803	100	59	20,506	199	122
Other	619	1	1	810	1	1
Derivatives not in hedge accounting relationships	20,422	101	60	21,316	200	123
Gross derivative amount before netting adjustments and cash collateral	$55,971	140	321	$47,971	225	490
Netting adjustments and cash collateral		(134)	(305)		(222)	(470)
Derivatives on statements of condition		$6	$16		$3	$20
Cash collateral received on derivative assets		$32			$35
Cash collateral posted on derivative liabilities			$203			$284

The following table presents the noninterest income on derivatives and hedging activities as presented in the statements of income. The amounts attributable to fair value and cash flow hedges represent hedge ineffectiveness.

For the years ending December 31,	2018	2017	2016
Fair value hedges - interest rate contracts	$(18)	$(4)	$7
Cash flow hedges - interest rate contracts	1	3	5
Economic hedges -
Interest rate contracts	(5)	4	(15)
Other	(2)	3	4
Economic hedges	(7)	7	(11)
Net interest income on variation margin on daily settled cleared derivatives	—	2	—
Noninterest income on derivatives and hedging activities	$(24)	$8	$1

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents details regarding the offsetting of our cleared and bilateral derivative assets and liabilities on our statements of condition. The netting adjustment amount includes cash collateral (either received or paid by us) and related accrued interest in cases where we have a legal right, by contract (e.g., master netting agreement) or otherwise, to offset cash flow obligations between us and our counterparty into a single net payable or receivable.

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of December 31, 2018
Derivatives with legal right of offset -
Gross recognized amount	$107	$32	$139	$279	$41	$320
Netting adjustments and cash collateral	(102)	(32)	(134)	(273)	(32)	(305)
Derivatives with legal right of offset - net	5	—	5	6	9	15
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	6	—	6	7	9	16
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	9	9
Net amount	$6	$—	$6	$7	$—	$7

As of December 31, 2017
Derivatives with legal right of offset -
Gross recognized amount	$216	$8	$224	$476	$13	$489
Netting adjustments and cash collateral	(214)	(8)	(222)	(463)	(7)	(470)
Derivatives with legal right of offset - net	2	—	2	13	6	19
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	3	—	3	14	6	20
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	(1)	(1)	—	6	6
Net amount	$3	$1	$4	$14	$—	$14

At December 31, 2018, we had $260 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative position. We had $60 million of comparable exposure at December 31, 2017.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item and the classification in our statements of income. The Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed fair value hedging adjustments, which are included in the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

We had no gain (loss) for hedges that no longer qualified as a fair value hedge.

For the years ending December 31,	Gain (Loss) on Hedging Instrument	Gain (Loss) on Hedged Item	Total Ineffectiveness Recognized in Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
2018
Available-for-sale debt securities	$(73)	$58	$(15)	$(57)
Advances	38	(39)	(1)	17
MPF Loans held in portfolio	—	—	—	(3)
Consolidated obligation bonds	(23)	21	(2)	(55)
Total	$(58)	$40	$(18)	$(98)

2017
Available-for-sale debt securities	$91	$(100)	$(9)	$(90)
Advances	31	(29)	2	(32)
MPF Loans held in portfolio	—	—	—	(6)
Consolidated obligation bonds	5	(2)	3	31
Total	$127	$(131)	$(4)	$(97)

2016
Available-for-sale debt securities	$86	$(85)	$1	$(122)
Advances	66	(59)	7	(70)
MPF Loans held in portfolio	—	—	—	(9)
Consolidated obligation bonds	(140)	139	(1)	62
Total	$12	$(5)	$7	$(139)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate, LIBOR. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in LIBOR. The maximum length of time over which we are hedging this exposure is 10 years. We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were not material as of December 31, 2018.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed cash flow hedging adjustments, which are reclassified from AOCI into the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

For the years ending December 31,	Ineffectiveness Recorded in Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
2018
Discount notes	1	101	(97)
Bonds	—	—	(1)
Total	$1	$101	$(98)

2017
Advances	$—	$—	$10
Discount notes	3	173	(168)
Bonds	—	—	(3)
Total	$3	$173	$(161)

2016
Advances	$—	$—	$10
Discount notes	5	161	(195)
Bonds	—	—	(3)
Total	$5	$161	$(188)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	December 31, 2018	December 31, 2017
Carrying Amount	$43,166	$41,191
Weighted Average Interest Rate	2.28%	1.23%

The following table presents our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2018	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$18,418	1.99%	$30,396
One to two years	7,149	2.03%	6,483
Two to three years	5,712	2.31%	2,200
Three to four years	4,389	2.61%	1,918
Four to five years	2,138	2.86%	959
Thereafter	4,680	3.18%	530
Total par value	$42,486	2.28%	$42,486

The following table presents consolidated obligation bonds outstanding by call feature:

As of	December 31, 2018	December 31, 2017
Noncallable	$27,999	$23,644
Callable	14,487	13,703
Par value	42,486	37,347
Fair value hedging adjustments	(227)	(214)
Other adjustments	(9)	(12)
Consolidated obligation bonds	$42,250	$37,121

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Consolidated obligations are issued with either fixed or floating rate payment terms that may use a variety of indices for interest rate resets including LIBOR. Additionally, both fixed-rate bonds and floating-rate bonds may contain an embedded derivative, such as a call feature or complex coupon payment terms, if requested by investors. When such consolidated obligations are issued, we may concurrently enter into an interest rate swap containing offsetting features that effectively convert the terms of the bond to a variable-rate bond tied to an index or a fixed-rate bond.

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

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

As of	December 31, 2018	December 31, 2017
Fixed-rate	$23,141	$21,357
Variable-rate	15,714	12,884
Step-up	3,100	2,730
Step-down	416	366
Other	115	10
Par value	$42,486	$37,347

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of December 31, 2018 and December 31, 2017. Refer to Note 17 - Commitments and Contingencies for further details.

	December 31, 2018			December 31, 2017
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$604,250	$427,367	$1,031,617	$642,211	$392,049	$1,034,260
FHLB Chicago as primary obligor	42,486	43,280	85,766	37,347	41,235	78,582
As a percent of the FHLB System	7%	10%	8%	6%	11%	8%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 - Affordable Housing Program

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an Affordable Housing Program (AHP) by each FHLB. We provide subsidies in the form of direct grants for members that use the funds for qualifying affordable housing projects. Annually, the FHLB System must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year's income subject to assessments (e.g., excluding any interest expense related to mandatorily redeemable capital stock (MRCS). The exclusion of interest expense related to MRCS is a regulatory calculation that was established by the FHFA. Interest expense related to MRCS for 2018, 2017, and 2016, was $13 million, $10 million, and $6 million. We accrue AHP expense monthly based on our regulatory income subject to assessments and recognize an AHP liability. As subsidies are provided, the AHP liability is reduced.

The following table summarizes the changes in the AHP payable for the periods indicated:

For the years ended December 31,	2018	2017	2016
AHP balance at beginning of year	$88	$86	$89
AHP expense accrual	35	36	37
Cash disbursements for AHP	(39)	(34)	(40)
AHP balance at end of year	$84	$88	$86

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

We are subject by FHFA regulation to the following three capital requirements:

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our minimum capital requirements:

	December 31, 2018		December 31, 2017
As of	Requirement	Actual	Requirement	Actual
Total regulatory capital	$3,714	$5,547	$3,374	$5,051
Total regulatory capital ratio	4.00%	5.97%	4.00%	5.99%
Leverage capital	$4,643	$8,321	$4,218	$7,577
Leverage capital ratio	5.00%	8.96%	5.00%	8.98%
Risk-based capital	$1,111	$5,547	$1,075	$5,051

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

Capital Concentration

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS).

As of December 31, 2018	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$247		12.3%	$—
One Mortgage Partners Corp.	245	[a]	12.2%	245
BMO Harris Bank, NA	224		11.1%	—

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Repurchase of Excess Capital Stock

We repurchase all excess Class B2 stock on a weekly basis at par value, i.e., at $100 per share. Members may continue to request repurchase of excess stock on any business day in addition to the weekly repurchase. All repurchases of excess stock, including automatic weekly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices.

Dividends

On January 23, 2019, our Board of Directors declared a cash dividend of 5.00% (annualized) for Class B1 activity stock (an increase of 50 basis points compared to the prior quarter) and a cash dividend of 2.00% (annualized) for Class B2 membership stock (an increase of 20 basis points compared to the prior quarter). This dividend, including dividends on mandatorily redeemable capital stock, totaled $25 million and was paid on February 14, 2019. Any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy, and any other factors the Board determines to be relevant.

Joint Capital Enhancement Agreement

All of the FHLBs, including us, entered into a Joint Capital Enhancement Agreement (as later amended, the JCE Agreement) and implemented it in our respective capital plans. The intent of the JCE Agreement is to enhance the capital position of each FHLB by allocating that portion of each FHLB's earnings to a separate restricted retained earnings account at that FHLB.

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

The following table shows our MRCS redemption terms by year payable.

As of December 31, 2018	Amount
Due in one year or less	$2
One to two years	1
Two to three years	5
Three to four years	4
Four to five years	2
After five years	299
Mandatorily Redeemable Capital Stock	$313

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Noncredit OTTI -	Net Unrealized - Cash Flow Hedges
For the years ended December 31,	Available-for-sale Debt Securities	Held-to-maturity Debt Securities		Post-retirement Plans	AOCI
2018
Beginning balance	$407	$(143)	$(147)	$(5)	$112
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(196)	29	101	(8)	(74)
Amounts reclassified in period to statements of income:
Net interest income	—	—	16	—	16
Noninterest income on derivatives and hedging activities	—	—	(1)	—	(1)
Noninterest expense	—	—	—	2	2
Ending balance	$211	$(114)	$(31)	$(11)	$55

2017
Beginning balance	$459	$(177)	$(312)	$(6)	$(36)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(52)	34	173	1	156
Amounts reclassified in period to statements of income:
Net interest income	—	—	(5)	—	(5)
Noninterest income on derivatives and hedging activities	—	—	(3)	—	(3)
Noninterest expense	—	—	—	—	—
Ending balance	$407	$(143)	$(147)	$(5)	$112

2016
Beginning balance	$658	$(217)	$(463)	$(6)	$(28)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(199)	40	161	—	2
Amounts reclassified in period to statements of income:
Net interest income	—	—	(5)	—	(5)
Noninterest income on derivatives and hedging activities	—	—	(5)	—	(5)
Noninterest expense - compensation and benefits	—	—	—	—	—
Ending balance	$459	$(177)	$(312)	$(6)	$(36)

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

•
A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the Pension Plan year ended June 30, 2018, as of the date of this Form 10-K filing.

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

Pension Plan	2018	2017	2016
Net pension cost (minimum required contribution) including administrative fees, charged to compensation and benefits expense for the years ended December 31,	$12	$7	$7
Prepaid pension contributions, in other assets, as of December 31,	16	19	17
Plan funded status as of the plan years ended June 30,	110%	111%	104%
Our portion of plan funded status as of the plan years ended June 30,	121%	120%	112%

In addition to the above multiemployer Pension Plan we have a tax-qualified defined contribution 401(k) plan, an unfunded non-qualified deferred compensation plan, and a postretirement health and life insurance benefit plan. The financial amounts related to these plans were not material.

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

Investment debt securities—non-MBS and MBS. We use one of the valuation approaches outlined below to determine fair value.

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

•	Available market observable inputs (Level 2) rather than quoted market prices when valuing securities primarily comprised of our portfolio of government, mortgage and asset-backed securities.

•	Available market information (Level 2), such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, for fixed income securities that do not trade on a daily basis.

•	Significant unobservable inputs (Level 3) for securities.

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

As of December 31, 2018, multiple vendor prices were received for substantially all of our MBS holdings. We computed the final prices by taking the median of the prices, excluding any outlier price deemed as unreasonable. We believe our final prices are representative of the exit price that we would receive to sell these securities in an orderly transaction with a market participant at the measurement date.
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

FFELP ABS. We use the fair value provided by a third party pricing vendor or average of pricing services or our internal model price in cases where a fair value is not provided by any third party pricing vendor to measure the fair value of our FFELP ABS. We compare prices for comparable FFELP securities provided by third party pricing vendors to our internal pricing model. The internal model price also is compared to other third party pricing vendors to test for reasonableness. If only one pricing vendor is providing prices, our internal pricing model will be averaged with the vendor price.

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

The following table shows the range of values for our investment debt securities that are carried at fair value on our statements of condition using Level 3 significant inputs provided to us by multiple third party pricing vendors.

			Range of Values
As of December 31, 2018		Fair Value	Minimum	Maximum
Available-for-sale debt securities	Private-label residential MBS	$41	$41	$42

Advances.  We determine the fair value of an advance by calculating the present value of its expected future cash flows. Accrued interest receivable is included in the expected future cash flows for an advance carried at fair value under the fair value option, and accordingly, accrued interest receivable on such an advance is classified in Advances in our statements of condition. Accrued interest receivable is not included in the expected future cash flows on an advance carried on an amortized cost basis, and accordingly, accrued interest receivable on such an advance is classified in Other Assets in our statements of condition. In determining fair value we do not factor in prepayment risk in cases where an advance carries a prepayment fee since we are financially indifferent whether or not the borrower prepays.
The significant inputs used to determine fair value for advances carried under the fair value option in our statements of condition are shown below.

•
Consolidated Obligation Curve (CO Curve). The Office of Finance constructs this market-observable curve using the U.S. Treasury Curve as a base which is then adjusted by adding indicative spreads obtained largely from market observable sources, which includes the benchmark component interest rate. These market indications are derived from pricing indications from dealers, historical pricing relationships, market activity such as recent GSE trades, and other secondary market activity. The CO Curve best represents our cost of funds and is an integral factor with respect to pricing our advance products, and accordingly, we utilize it to measure an advance's fair value.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Target spread assumption. The target spread relative to our cost of funds that we expect to earn for a given advance.

MPF Loans held in portfolio.  We measure the fair value of our entire mortgage loan portfolio based on to-be-announced (TBA) securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises, and adjust that fair value amount for impaired MPF Loans held in portfolio. We use a third party Automated Valuation Methodology (AVM) model based on market inputs to determine the fair value of our impaired conventional MPF Loans held in portfolio. The prices of the referenced mortgage-backed securities and the MPF Loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Prices are then adjusted for differences in coupon, average loan rate, seasoning, settlements, purchase market spread, loan balance, and cash flow remittance between our MPF Loans and the referenced mortgage-backed securities.

MPF Loans held for sale (included in Other Assets). We measure the fair value of our MPF Loans HFS portfolio based on TBA securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises.

Derivative assets/liabilities. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We estimate the fair value of a derivative that is not transacted in such an active market using standard valuation techniques, such as discounted cash-flow analysis and comparisons to similar instruments. We are subject to nonperformance risk in derivative transactions due to the potential default by our derivati

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

ve counterparties or a DCO. To mitigate this risk, we have entered into master netting agreements and credit support agreements with our derivative counterparties for our bilaterally executed derivative contracts that provide for the daily delivery of collateral. We apply the “portfolio exception” for purposes of determining the nonperformance risk adjustment, if any, to the fair value of our derivative instruments. As a result, we measure the nonperformance risk adjustment on our derivative instruments by taking into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset collateral with the same counterparty on a net basis. For transactions executed as a cleared derivative, we settle our variation margin exposure daily in cash and pledge securities collateral for initial margin exposure. We also have established the enforceability of offsetting rights incorporated in the agreements for the cleared derivative transactions. Our net counterparty position equals the amount attributable to a particular credit exposure that we would receive to sell a net long position or that we would pay to transfer a net short position. Based on our risk management practices described above and our assessment of any change in our own credit spread, we concluded that the effect of the credit differential between us and our derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no nonperformance risk adjustments were deemed necessary to the recorded fair value of our derivative assets/liabilities in our statements of condition. See Note 9 - Derivatives and Hedging Activities for further discussion of our credit risk management practices.

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

Consolidated obligations. We estimate fair values based on the cost of raising comparable term debt using internal valuation models. Our internal valuation models use standard valuation techniques and estimate fair values based on the following significant inputs for those consolidated obligations carried at fair value:

•
CO Curve for fixed-rate, noncallable (bullet) consolidated obligations and a spread to the benchmark swap curve (e.g., LIBOR) for callable consolidated obligations based on price indications for callable consolidated obligations from the Office of Finance.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

•	Spread assumption. A spread adjustment to the benchmark swap curve (e.g., LIBOR) used to value callable consolidated obligations carried at fair value.

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
As of December 31, 2018
Carried at amortized cost
Cash and due from banks	$28	$28	$28	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	10,604	10,604	—	10,604	—
Held-to-maturity debt securities	3,213	3,492	—	2,870	622
Advances	51,603	51,615	—	51,615	—
MPF Loans held in portfolio, net	7,096	7,091	—	7,085	6
Other assets	190	190	—	190	—
Carried at fair value on a recurring basis
Trading debt securities	3,478	3,478	—	3,478	—
Government related non-MBS, ABS, and MBS	14,573	14,573	—	14,573	—
Private-label residential MBS	41	41	—	—	41
Available-for-sale debt securities	14,614	14,614	—	14,573	41
Advances - fair value option election	1,025	1,025	—	1,025	—
Derivative assets	6	6	—	140	—	$(134)
Other assets - fair value option election	108	108	—	108	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7	—	—	7
Other assets	1	1	—	—	1
Financial assets	92,748	$93,034	$803	$91,688	$677	$(134)
Other non financial assets	109
Assets	$92,857
Carried at amortized cost
Deposits	(551)	(551)	—	(551)	—
Consolidated obligation discount notes	(42,174)	(42,170)	—	(42,170)	—
Consolidated obligation bonds	(39,898)	(39,895)	—	(39,895)	—
Mandatorily redeemable capital stock	(313)	(313)	(313)	—	—
Other liabilities	(153)	(153)	—	(153)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(992)	(992)	—	(992)	—
Consolidated obligation bonds - fair value option	(2,352)	(2,352)	—	(2,352)	—
Derivative liabilities	(16)	(16)	—	(321)	—	305
Financial liabilities	(86,449)	$(86,442)	$(313)	$(86,434)	$—	$305
Other non financial liabilities	(1,119)
Liabilities	$(87,568)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
As of December 31, 2017
Carried at amortized cost
Cash and due from banks	$42	$42	$42	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	12,561	12,561	—	12,561	—
Held-to-maturity debt securities	4,157	4,538	—	3,734	804
Advances	47,309	47,336	—	47,336	—
MPF Loans held in portfolio, net	5,186	5,306	—	5,295	11
Other assets	119	119	—	119	—
Carried at fair value on a recurring basis
Trading debt securities	233	233	—	233	—
Government related non-MBS, ABS, and MBS	12,907	12,907	—	12,907	—
Private label residential MBS	50	50	—	—	50
Available-for-sale debt securities	12,957	12,957	—	12,907	50
Advances - fair value option election	776	776	—	776	—
Derivative assets	3	3	—	225	—	$(222)
Other assets - fair value option election	118	118	—	118	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7	—	—	7
Other assets	3	3	—	—	3
Financial assets	84,246	$84,774	$817	$83,304	$875	$(222)
Other non financial assets	109
Assets	$84,355
Carried at amortized cost
Deposits	(524)	(524)	—	(524)	—
Consolidated obligation discount notes	(40,442)	(40,437)	—	(40,437)	—
Consolidated obligation bonds	(31,861)	(32,011)	—	(32,011)	—
Mandatorily redeemable capital stock	(311)	(311)	(311)	—	—
Other liabilities	(94)	(94)	—	(94)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(749)	(749)	—	(749)	—
Consolidated obligation bonds - fair value option	(5,260)	(5,260)	—	(5,260)	—
Derivative liabilities	(20)	(20)	—	(490)	—	470
Financial liabilities	(79,261)	$(79,406)	$(311)	$(79,565)	$—	$470
Other non financial liabilities	(242)
Liabilities	$(79,503)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Level 3 Rollforward

The following table presents a rollforward of assets and liabilities that are measured at fair value on a recurring basis on the statements of condition using significant unobservable inputs (Level 3).

	Available-For-Sale Private-Label MBS			Derivative Assets Interest-Rate Related			Consolidated Obligation Bonds
For the years ended December 31,	2018	2017	2016	2018	2017	2016	2018	2017	2016
Balance at beginning of period	$50	$56	$65	$—	$—	$5	$—	$—	$(55)

Gain (loss) included in earnings -
Interest income	1	4	5
Derivatives and hedging activities				—	—	(5)	—	—	55

Gain (loss) included in OCI -
Net unrealized on AFS securities	(2)	3	2

Paydowns and settlements	(8)	(13)	(16)	—	—	—	—	—	—
Balance at end of period	$41	$50	$56	$—	$—	$—	$—	$—	$—
Unrealized gains (losses) recorded in earnings and attributable to instruments still held at period end	$3	$3	$4	$—	$—	$—	$—	$—	$—

Fair Value Option
We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criterion. Refer to Note 2 - Summary of Significant Accounting Policies for further details.

The following table presents the changes in fair value of financial assets and liabilities carried at fair value under the fair value option that were recognized in Noninterest income - Other, net in our statements of income.

For the years ended December 31,	2018	2017	2016
Advances	$(2)	$(5)	$(7)
Other assets	(6)	(4)	(4)
Discount notes	—	—	(2)
Bonds	(11)	7	18
Instruments held under fair value option, gain (loss), in Noninterest income - Other, net	$(19)	$(2)	$5
The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	December 31, 2018		December 31, 2017
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$1,037	$2,358	$786	$5,270
Fair value over (under) UPB	(12)	(6)	(10)	(10)
Fair value	1,025	2,352	776	5,260

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 17 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off balance sheet obligations.

	December 31, 2018				December 31, 2017
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$114	$—		$114	$—	$—		$—
Member standby letters of credit	19,971	4,335	[a]	24,306	15,703	3,869	[a]	19,572
Housing authority standby bond purchase agreements	84	289		373	—	337		337
Advance commitments	267	7		274	151	—		151
MPF delivery commitments	336	—		336	371	—		371
Other	3	—		3	14	—		14
Commitments	$20,775	$4,631		$25,406	$16,239	$4,206		$20,445

[a]	Contains $1.7 billion and $750 million of member standby letters of credit at December 31, 2018 and December 31, 2017, which were renewable annually.

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

Housing authority standby bond purchase agreements. We enter into agreements with state housing authorities within our district to provide them liquidity for a fee. Specifically, if required under the terms of the agreement, we purchase and hold a state housing authority's bonds until their designated marketing agent can find a suitable investor or the state housing authority repurchases the bond. These standby bond purchase commitments have original expiration periods of up to 5 years, expiring no later than December 31, 2023, although some may be renewable at our option. We purchased no bonds under these agreements during the periods presented above.

Advance commitments. We enter into forward-starting advances, which lock in a predetermined interest rate for an advance that will be funded at a future date subject to certain conditions.

MPF delivery commitments. Includes delivery commitments to purchase all MPF Loans, including MPF Loans we hold in our portfolio and MPF Loans that are subsequently sold or securitized.

Contingencies

Joint and Several Liability on Behalf of Another FHLB. We have a contingent obligation for the payment of principal and interest on consolidated obligations of all the FHLBs resulting from our joint and several liability. We did not expect to pay any additional amounts under our joint and several liability as of December 31, 2018 and December 31, 2017.

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

As of	December 31, 2018	December 31, 2017
Assets - Advances	$665	$165
Liabilities - Deposits	6	13
Equity - Capital Stock	27	10

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	March 8, 2019	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	March 8, 2019	(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew R. Feldman	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2019
Matthew R. Feldman

/s/ Roger D. Lundstrom	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2019
Roger D. Lundstrom

*/s/ Michael G. Steelman	Chairman of the Board of Directors	March 8, 2019
Michael G. Steelman

*/s/ John K. Reinke	Vice Chairman of the Board of Directors	March 8, 2019
John K. Reinke

*/s/ James T. Ashworth	Director	March 8, 2019
James T. Ashworth

*/s/ Owen E. Beacom	Director	March 8, 2019
Owen E. Beacom

*/s/ Edward P. Brady	Director	March 8, 2019
Edward P. Brady

*/s/ Mary J. Cahillane	Director	March 8, 2019
Mary J. Cahillane

*/s/ Mark J. Eppli	Director	March 8, 2019
Mark J. Eppli

S-1

Federal Home Loan Bank of Chicago

Signature	Title	Date

*/s/ Joseph Fazio III	Director	March 8, 2019
Joseph Fazio III

*/s/ Michelle L. Gross	Director	March 8, 2019
Michelle L. Gross

*/s/ James H. Hegenbarth	Director	March 8, 2019
James H. Hegenbarth

*/s/ Phyllis Lockett	Director	March 8, 2019
Phyllis Lockett

*/s/ David R. Pirsein	Director	March 8, 2019
David R. Pirsein

*/s/ Leo J. Ries	Director	March 8, 2019
Leo J. Ries

*/s/ Lois A. Scott	Director	March 8, 2019
Lois A. Scott

*/s/ Ty R. Taylor	Director	March 8, 2019
Ty R. Taylor

*/s/ Daniel G. Watts	Director	March 8, 2019
Daniel G. Watts

*/s/ Gregory A. White	Director	March 8, 2019
Gregory A. White

*/s/ Charles D. Young	Director	March 8, 2019
Charles D. Young

* By: /s/ Laura M. Turnquest		March 8, 2019
Laura M. Turnquest, Attorney-in-fact

S-2