Form 10-Q
period 2019-03-31
Federal Home Loan Bank of Chicago
filed 2019-05-09
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of March 31, 2019, including mandatorily redeemable capital stock, registrant had 19,752,342 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(Dollars in millions, except capital stock par value)

									March 31, 2019	December 31, 2018
Assets
Cash and due from banks									$25	$28
Interest bearing deposits									425	775
Federal Funds sold									11,220	7,704
Securities purchased under agreements to resell									2,400	2,900
Investment debt securities -
Trading,	339	and	269	pledged					3,985	3,478
Available-for-sale									14,879	14,614
Held-to-maturity,		2,753		and	3,492	fair value			2,485	3,213
Investment debt securities									21,349	21,305
Advances,	1,631		and	1,025	carried at fair value				50,776	52,628
MPF Loans held in portfolio, net of					(1)	and	(1)	allowance for credit losses	7,578	7,103
Derivative assets									19	6
Other assets,		36	and	108	carried at fair value				330	408
Assets									$94,122	$92,857

Liabilities
Deposits -
Noninterest bearing									$66	$54
Interest bearing,		16	and	29	from other FHLBs				495	497
Deposits									561	551
Consolidated obligations, net -
Discount notes,		998	and	992		carried at fair value			39,639	43,166
Bonds,	3,347	and	2,352	carried at fair value					47,047	42,250
Consolidated obligations, net									86,686	85,416
Derivative liabilities									16	16
Affordable Housing Program assessment payable									84	84
Mandatorily redeemable capital stock									315	313
Other liabilities									1,131	1,188
Liabilities									88,793	87,568
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,			14	and	15	million shares issued and outstanding			1,366	1,476
Class B2 membership stock,				3	and	2	million shares issued and outstanding		294	222
Capital stock - putable,				$100	and	$100	par value per share		1,660	1,698
Retained earnings - unrestricted									3,080	3,023
Retained earnings - restricted									528	513
Retained earnings									3,608	3,536
Accumulated other comprehensive income (loss) (AOCI)									61	55
Capital									5,329	5,289
Liabilities and capital									$94,122	$92,857

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(Dollars in millions)

Three months ended March 31,
2019	2018
Interest income	$686	$480
Interest expense	568	356
Net interest income	118	124

Noninterest income -
Trading securities	8	—
Derivatives and hedging activities	(2)	(3)
Instruments held under fair value option	2	(7)
MPF fees,	7	and	6	from other FHLBs	8	8
Other, net	2	2
Noninterest income	18	—

Noninterest expense -
Compensation and benefits	28	24
Operating expenses	20	15
Other	2	3
Noninterest expense	50	42

Income before assessments	86	82

Affordable Housing Program	9	8

Net income	$77	$74

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(Dollars in millions)

	Three months ended March 31,
	2019	2018
Net income	$77	$74

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(2)	(49)
Noncredit OTTI held-to-maturity debt securities	6	7
Net unrealized gain (loss) cash flow hedges	(2)	58
Postretirement plans	4	(2)
Other comprehensive income (loss)	6	14

Comprehensive income	$83	$88

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Total Capital Stock		Retained Earnings
	Shares	Value	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
December 31, 2018	15	$1,476	2	$222	17	$1,698	$3,023	$513	$3,536	$55	$5,289
Cumulative effect adjustment - see Note 2							16	—	16		16
Comprehensive income							62	15	77	6	83
Proceeds from issuance of capital stock	6	612	—	—	6	612					612
Repurchases of capital stock	—	—	(6)	(649)	(6)	(649)					(649)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(1)	—	(1)					(1)
Transfers between classes of capital stock	(7)	(722)	7	722
Cash dividends - class B1							(20)		(20)		(20)
Class B1 annualized rate		5.00%									5.00%
Cash dividends - class B2							(1)		(1)		(1)
Class B2 annualized rate				2.00%							2.00%
Total change in period	(1)	(110)	1	72	—	(38)	57	15	72	6	40
March 31, 2019	14	$1,366	3	$294	17	$1,660	$3,080	$528	$3,608	$61	$5,329

December 31, 2017	12	$1,241	2	$202	14	$1,443	$2,845	$452	$3,297	$112	$4,852
Comprehensive income							59	15	74	14	88
Proceeds from issuance of capital stock	9	822	—	1	9	823					823
Repurchases of capital stock	—	(1)	(7)	(686)	(7)	(687)					(687)
Transfers between classes of capital stock	(7)	(694)	7	694
Cash dividends - class B1							(12)		(12)		(12)
Class B1 annualized rate		3.50%									3.50%
Cash dividends - class B2							(1)		(1)		(1)
Class B2 annualized rate				1.50%							1.50%
Total change in period	2	127	—	9	2	136	46	15	61	14	211
March 31, 2018	14	$1,368	2	$211	16	$1,579	$2,891	$467	$3,358	$126	$5,063

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(Dollars in millions)

Three months ended March 31,	2019	2018
Operating	Net cash provided by (used in) operating activities	$10	$135
Investing	Net change interest bearing deposits	350	—
Net change Federal Funds sold	(3,516)	(1,800)
Net change securities purchased under agreements to resell	500	(1,250)
Trading debt securities -
Sales	—	200
Proceeds from maturities and paydowns	1,500	2
Purchases	(1,993)	(2,559)
Available-for-sale debt securities -
Proceeds from maturities and paydowns	1,400	478
Purchases	(1,560)	—
Held-to-maturity debt securities - [a]
Proceeds from maturities and paydowns	1,190	1,274
Purchases	(450)	(565)
Advances -
Principal collected	369,296	320,511
Issued	(367,318)	(323,358)
MPF Loans held in portfolio -
Principal collected	168	187
Purchases	(645)	(355)
Other investing activities	3	3
Net cash provided by (used in) investing activities	(1,075)	(7,232)
Financing	Net change deposits, incl.	(13)	and	(20)	from other FHLBs	10	161
Discount notes -
Net proceeds from issuance	430,677	436,144
Payments for maturing and retiring	(434,225)	(435,852)
Consolidated obligation bonds -
Net proceeds from issuance	12,297	11,586
Payments for maturing and retiring	(7,640)	(5,062)
Capital stock -
Proceeds from issuance	612	823
Repurchases	(649)	(687)
Cash dividends paid	(21)	(13)
Other financing activities	1	(5)
Net cash provided by (used in) financing activities	1,062	7,095
Net increase (decrease) in cash and due from banks	(3)	(2)
Cash and due from banks at beginning of period	28	42
Cash and due from banks at end of period	$25	$40

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

Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (GAAP). Amounts in prior periods may be reclassified to conform to the current presentation and, if material, are detailed in the following notes.

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements and the following footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018, included in our Annual Report on Form 10-K (2018 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

See the Glossary of Terms starting on page 56 for the definitions of certain terms used herein.

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

Basis of Presentation

The basis of presentation pertaining to the consolidation of our variable interest entities has not changed since we filed our 2018 Form 10-K.  The basis of presentation pertaining to our gross versus net presentation of derivative financial instruments also has not changed since we filed our 2018 Form 10-K.

Refer to Note 1- Background and Basis of Presentation to the financial statements in our 2018 Form 10-K with respect to our basis of presentation for consolidation of variable interest entities and our gross versus net presentation of financial instruments for further details.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Our Summary of Significant Accounting Policies through December 31, 2018, can be found in Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2018 Form 10-K. We adopted the following policies effective January 1, 2019:

The Inclusion of the Overnight Index Swap (OIS) Rate based on the Secured Overnight Financing Rate (SOFR) as a Benchmark Interest Rate for Hedge Accounting Purposes (FASB ASU 2018-16)

In October of 2018, the FASB issued an amendment that adds the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes, in light of the plan for a phase out of the oversight of LIBOR. The SOFR OIS rate is the fixed rate on a U.S. dollar, constant-notional interest rate swap that has its variable-rate leg referenced to SOFR (an overnight rate) with no additional spread over SOFR on that variable-rate leg. That fixed rate is the derived rate that would result in the swap having a zero fair value at inception because the present value of fixed cash flows, based on that rate, equates to the present value of the variable cash flows. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition should facilitate the LIBOR to SOFR transition and provide sufficient lead time for us to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. We adopted this amendment on a prospective basis for qualifying new hedging relationships entered on or after January 1, 2019. The new guidance did not have an effect on our financial condition, results of operations, and cash flows at the time of adoption but we continue to evaluate potential future impacts.

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)

In August of 2017, the FASB issued targeted improvements to existing derivatives and hedging guidance. Upon adoption, we modified the risk of certain fair value hedges from contractual coupon interest rate to benchmark rate component improving hedge effectiveness. The opening cumulative adjustment related to modifying the risk being hedged was an increase to retained earnings of $16 million and a corresponding increase to the cumulative basis adjustment (carrying value) of the hedged items. The opening adjustment to retained earnings related to ineffectiveness recognized in prior reporting periods attributable to open cash flow hedges was not material. Prior reporting periods were not restated.

Significant changes to existing GAAP guidance were as follows:

Hedging Strategies Newly Permitted:

•	Permits entering into a cash flow hedge of the variability in cash flows in a financial instrument that has a contractually specified interest rate.

•	Permits hedging the benchmark risk component of cash flows in a fair value hedge.

•	Permits entering into a partial-term fair value hedge of the hedged item.

•	Permits entering into last-of-layer fair value hedges.

Assessment of Hedge Effectiveness:

•	Permits qualitatively assessing hedge effectiveness.

•	Enabled applying the long-haul method of assessing hedge effectiveness in cases where the shortcut method was initially applied but subsequently is not or is no longer is appropriate.

Financial Statement Presentation:

•	Required the entire change in fair value of the hedging instrument in a cash flow hedge to be recorded and deferred in AOCI until reclassification to our statements of income would be required.

•
Required hedge ineffectiveness to be presented in either interest income or interest expense, whichever is appropriate, rather than into noninterest income on derivatives and hedging activities in our statements of income. This means that changes in fair value on AFS debt securities in a fair value hedging relationship are immediately recognized into interest income in our statement of income.

•
The above presentation guidance was prospectively adopted. Prior to January 1, 2019, hedge ineffectiveness was classified in noninterest income on derivatives and hedging activities in our statements of income.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Leases (ASU 2016-02)

In February of 2016, the FASB issued lease accounting guidance that became effective January 1, 2019. Upon adoption, we applied the guidance to the beginning of January 1, 2019, using the modified retrospective approach. Prior financial statements were not restated. There was no cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2019. The guidance required us to recognize and measure our operating leases as right-of-use assets, with terms that exceed 12 months, in our statements of condition - that amount, which was $11 million, was recognized in other assets and other liabilities as of January 1, 2019. Expenses attributable to our leases are included in noninterest expense - operating expenses in our statements of income. Payments related to our operating leases are classified within operating activities in our statements of cash flows.

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

Measurement of Credit Losses on Financial Instruments (ASU 2016-13)

In June of 2016, the FASB amended existing GAAP guidance applicable to measuring credit losses on financial instruments. This guidance takes effect January 1, 2020. We are in the process of reviewing the expected effect of this guidance on our financial condition, results of operations, and cash flows. Specifically, the amendment replaces the “incurred loss” impairment methodology applied under current GAAP with a “currently expected credit losses” or CECL methodology. The measurement of CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial instrument’s reported amount. Upon adoption, any difference between our existing and CECL allowance for credit losses will be recognized as a cumulative-effect adjustment to the opening balance of our retained earnings as of January 1, 2020. We do not expect this to have a material effect on our financial condition, results of operations, and cash flows.

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

A prospective transition approach is required for AFS debt securities. Accordingly, any OTTI write-downs on AFS debt securities recognized prior to January 1, 2020 may not be reversed at the time of our adoption. Improvements in expected cash flows for these securities will continue to be accounted for as yield adjustments over their remaining life. Additionally, recoveries for these securities will be recorded in earnings only when received. We do not expect any material impact related to this guidance on our financial condition, results of operations, and cash flows.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (ASU 2018-15)

In August of 2018, the FASB issued amendments to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments. The amendments are effective January 1, 2020. Although early adoption of the amendments is permitted, including adoption in any interim period, we do not plan to adopt early. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We do not expect the new guidance to have a significant effect on our financial condition, results of operations, and cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended March 31,
	2019	2018
Interest income -

Trading	$17	$6

Available-for-sale interest income	124	104
Available-for-sale prepayment fees	1	7
Available-for-sale	125	111

Held-to-maturity	38	46

Investment debt securities	180	163

Advances	358	214
MPF Loans held in portfolio	76	55
Federal funds sold and securities purchased under agreements to resell	67	44
Other	5	4
Interest income	686	480

Interest expense -

Consolidated obligations -
Discount notes	281	183
Bonds	279	169

Other	8	4

Interest expense	568	356

Net interest income	$118	$124

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	March 31, 2019	December 31, 2018
U.S. Government & other government related	$3,967	$3,460
Residential MBS
GSE	17	17
Government guaranteed	1	1
Trading debt securities	$3,985	$3,478

The following table presents our gains and losses on trading debt securities recorded in Noninterest Income Other.

	Three months ended March 31,
	2019	2018
Net unrealized gains (losses) on securities held at period end	$(3)	$—
Net realized gains (losses) on securities sold/matured during the period	11	—
Net gains (losses) on trading debt securities	$8	$—

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Debt Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of March 31, 2019
U.S. Government & other government related	$641	$20	$(2)	$659
State or local housing agency	15	—	—	15
FFELP ABS	3,486	183	—	3,669
Residential MBS
GSE	9,922	22	(34)	9,910
Government guaranteed	574	12	—	586
Private label	32	8	—	40
Available-for-sale debt securities	$14,670	$245	$(36)	$14,879

As of December 31, 2018
U.S. Government & other government related	$528	$15	$—	$543
State or local housing agency	17	—	—	17
FFELP ABS	3,578	203	—	3,781
Residential MBS
GSE	9,602	20	(48)	9,574
Government guaranteed	645	13	—	658
Private label	33	8	—	41
Available-for-sale debt securities	$14,403	$259	$(48)	$14,614

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Debt Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of March 31, 2019
U.S. Government & other government related	$707	$—	$707	$11	$—	$718
State or local housing agency	6	—	6	—	—	6
Residential MBS
GSE	1,085	—	1,085	33	—	1,118
Government guaranteed	314	—	314	2	—	316
Private label	481	(108)	373	222	—	595
Held-to-maturity debt securities	$2,593	$(108)	$2,485	$268	$—	$2,753

As of December 31, 2018
U.S. Government & other government related	$1,305	$—	$1,305	$18	$(1)	$1,322
State or local housing agency	6	—	6	—	—	6
Residential MBS
GSE	1,141	—	1,141	30	—	1,171
Government guaranteed	369	—	369	2	—	371
Private label	506	(114)	392	230	—	622
Held-to-maturity debt securities	$3,327	$(114)	$3,213	$280	$(1)	$3,492

We had no sales of HTM securities for the periods presented.

Contractual Maturity Terms

The maturity of our AFS and HTM investments is detailed in the following table.

	Available-for-Sale	Held-to-Maturity
As of March 31, 2019	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$90	$90
Due after one year through five years	3	77	78
Due after five years through ten years	241	83	84
Due after ten years	430	463	472
ABS and MBS without a single maturity date	14,205	1,772	2,029
Total debt securities	$14,879	$2,485	$2,753

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of March 31, 2019
U.S. Government & other government related	$27	$—	$3	$(2)	$30	$(2)
State or local housing agency	—	—	3	—	3	—
FFELP ABS	563	—	—	—	563	—
Residential MBS
GSE	5,562	(34)	—	—	5,562	(34)
Government guaranteed	4	—	—	—	4	—
Private label	—	—	5	—	5	—
Available-for-sale debt securities	$6,156	$(34)	$11	$(2)	$6,167	$(36)

As of December 31, 2018
U.S. Government & other government related	$—	$—	$3	$—	$3	$—
State or local housing agency	1	—	3	—	4	—
Residential MBS
GSE	5,573	(46)	48	(2)	5,621	(48)
Government guaranteed	31	—	—	—	31	—
Private label	—	—	5	—	5	—
Available-for-sale debt securities	$5,605	$(46)	$59	$(2)	$5,664	$(48)

Held-to-maturity debt securities
As of March 31, 2019
U.S. Government & other government related	$4	$—	$15	$—	$19	$—
Residential MBS
Government-guaranteed	110	—	61	—	171	—
Private label	—	—	567	(108)	567	(108)
Held-to-maturity debt securities	$114	$—	$643	$(108)	$757	$(108)

As of December 31, 2018
U.S. Government & other government related	$459	$—	$23	$(1)	$482	$(1)
State or local housing agency	—	—	2	—	2	—
Residential MBS
Government guaranteed	170	—	—	—	170	—
Private label	—	—	592	(114)	592	(114)
Held-to-maturity debt securities	$629	$—	$617	$(115)	$1,246	$(115)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment Analysis

We recognized no OTTI charges on HTM or AFS debt securities for the periods presented. This is because we do not intend to sell these securities. We believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis, and we expect to recover the entire amortized cost basis.

We had a base case short-term housing price forecast for all markets with projected changes ranging from -6.0% to +14.0% over the twelve month period beginning at the start of the quarter ending March 31, 2019. For the vast majority of markets, the short-term forecast has changes ranging from +2.0% to +6.0%.

The following table presents the changes in the cumulative amount of previously recorded OTTI credit losses on investment debt securities recognized into earnings for the reporting periods indicated.

	Three months ended March 31,
	2019	2018
Beginning Balance	$442	$477
Reductions:
Increases in cash flows expected to be collected and recognized into interest income	(7)	(9)
Ending Balance	$435	$468

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality.

The following table presents our advances by terms of contractual maturity and the related weighted average contractual interest rate.  For amortizing advances, contractual maturity is determined based on the advance’s amortization schedule. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay advances with or without penalties.

As of March 31, 2019	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$19,127	2.48%
One to two years	3,112	2.27%
Two to three years	2,352	2.56%
Three to four years	4,233	2.65%
Four to five years	9,074	2.65%
More than five years	12,730	2.53%
Par value	$50,628	2.52%

We have no allowance for credit losses on our advances. See Note 8 - Allowance for Credit Losses to the financial statements for further information related to our credit risk on advances.

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	March 31, 2019	December 31, 2018
Par value	$50,628	$52,606
Fair value hedging adjustments	145	30
Other adjustments	3	(8)
Advances	$50,776	$52,628

The following advance borrowers exceeded 10% of our advances outstanding:

As of March 31, 2019	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	21.7%
The Northern Trust Company	7,700		15.2%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	March 31, 2019	December 31, 2018
Medium term (15 years or less)	$348	$334
Long term (greater than 15 years)	7,109	6,662
Unpaid principal balance	7,457	6,996
Net premiums, credit enhancement, and/or deferred loan fees	114	100
Fair value and economic hedging adjustments	8	8
MPF Loans held in portfolio, before allowance for credit losses	7,579	7,104
Allowance for credit losses on MPF Loans	(1)	(1)
MPF Loans held in portfolio, net	$7,578	$7,103

Conventional mortgage loans	$6,537	$6,062
Government Loans	920	934
Unpaid principal balance	$7,457	$6,996

The above table excludes MPF Loans acquired under the MPF Xtra, MPF Direct, and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2018 Form 10-K for information related to the accounting treatment of these off balance sheet MPF Loan products.

See Note 8 - Allowance for Credit Losses to the financial statements for information related to our credit losses on MPF Loans held in portfolio.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2018 Form 10-K for further details regarding our allowance for credit losses methodology for each of the following portfolio segments:

•	Member credit products (advances, letters of credit and other extensions of credit to borrowers);

•	Conventional MPF Loans held in portfolio;

•	Government Loans held in portfolio; and

•	Federal Funds Sold and Securities Purchased Under Agreements to Resell.

We only have recorded an allowance for credit losses on conventional MPF Loans held in portfolio as further discussed below. For further detail of our MPF Risk Sharing Structure see page F-15 in our 2018 Form 10-K. There has been no material activity in our allowance for credit losses since December 31, 2018. The following table presents the recorded investment and the allowance for credit losses in conventional MPF Loans by impairment methodology.

As of	March 31, 2019	December 31, 2018
Conventional mortgage loans -
Individually evaluated for impairment	$31	$33
Collectively evaluated for impairment	6,652	6,155
Recorded investment	$6,683	$6,188
Allowance for credit losses - Collectively evaluated for impairment	$1	$1

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

	March 31, 2019			December 31, 2018
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$70	$38	$108	$59	$42	$101
Past due 60-89 days	17	12	29	17	14	31
Past due 90 days or more	30	17	47	31	19	50
Past due	117	67	184	107	75	182
Current	6,566	872	7,438	6,081	879	6,960
Recorded investment	$6,683	$939	$7,622	$6,188	$954	$7,142
In process of foreclosure	$11	$5	$16	$13	$6	$19
Serious delinquency rate	0.46%	1.85%	0.63%	0.51%	1.95%	0.70%
Past due 90 days or more and still accruing interest	$5	$17	$22	$5	$19	$24
Impaired loans without an allowance for credit losses and on nonaccrual status	31		31	33		33
Unpaid principal balance of impaired loans without an allowance for credit losses	33		33	36		36

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Policies in our 2018 Form 10-K for our accounting policies for derivatives.

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

Managing Interest Rate Risk

We use fair value hedges to offset changes in the fair value of a benchmark interest rate, for example the London Interbank Offering Rate (LIBOR), related to (1) a recognized asset or liability or (2) an unrecognized firm commitment. Our hedge strategy for cash flow hedges is to hedge the total proceeds received from rolling forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate or LIBOR by entering into interest rate swaps to mitigate such risk. We use economic hedges in cases where hedge accounting treatment is not permitted or achievable; for example, hedges of portfolio interest rate risk or financial instruments carried at fair value under the fair value option.

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our over-the-counter derivative agreements. See Note 16 - Fair Value in our 2018 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would not have been material at March 31, 2019.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements our 2018 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $339 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at March 31, 2019. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at March 31, 2019.

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

	March 31, 2019			December 31, 2018
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$35,781	$53	$224	$35,549	$39	$261
Derivatives not in hedge accounting relationships-
Interest rate contracts	23,496	152	77	19,803	100	59
Other	601	2	1	619	1	1
Derivatives not in hedge accounting relationships	24,097	154	78	20,422	101	60
Gross derivative amount before netting adjustments and cash collateral	$59,878	207	302	$55,971	140	321
Netting adjustments and cash collateral		(188)	(286)		(134)	(305)
Derivatives on statements of condition		$19	$16		$6	$16
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$148			$203
Cash collateral received and related accrued interest	50			32

The following table presents the Noninterest income - Derivatives and hedging activities as presented in the Statements of Income. For fair value and cash flow hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness are recorded in Noninterest income for periods prior to January 1, 2019.

	Three months ended March 31,
For the periods ending	2019	2018
Fair value hedges - interest rate contracts		$2
Cash flow hedges - interest rate contracts		1
Economic hedges -
Interest rate contracts	$(5)	(7)
Other	2	1
Economic hedges	(3)	(6)
Variation margin on daily settled cleared derivatives	1	—
Noninterest income - Derivatives and hedging activities	$(2)	$(3)

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

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of March 31, 2019
Derivatives with legal right of offset -
Gross recognized amount	$135	$70	$205	$236	$65	$301
Netting adjustments and cash collateral	(130)	(58)	(188)	(228)	(58)	(286)
Derivatives with legal right of offset - net	5	12	17	8	7	15
Derivatives without legal right of offset	2	—	2	1	—	1
Derivatives on statements of condition	7	12	19	9	7	16
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	7	7
Net amount	$7	$12	$19	$9	$—	$9

As of December 31, 2018
Derivatives with legal right of offset -
Gross recognized amount	$107	$32	$139	$279	$41	$320
Netting adjustments and cash collateral	(102)	(32)	(134)	(273)	(32)	(305)
Derivatives with legal right of offset - net	5	—	5	6	9	15
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	6	—	6	7	9	16
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	9	9
Net amount	$6	$—	$6	$7	$—	$7

At March 31, 2019, we had $332 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative position. We had $260 million of comparable exposure at December 31, 2018.

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

•
Beginning January 1, 2019, on a prospective basis, hedge ineffectiveness, which represents the difference between changes in fair value of the derivative hedging instrument and the related change in fair value of the hedged item are recognized into net interest income in the same line item as the earnings effect of the hedged item. Prior to January 1, 2019, hedge ineffectiveness was classified in noninterest income on derivatives and hedging activities.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
Three months ended March 31, 2019
Available-for-sale debt securities	$(204)	$193		$(11)
Advances	(94)	106		12
Consolidated obligation bonds	104	(128)		(24)
Total	$(194)	$171		$(23)
Three months ended March 31, 2018
Available-for-sale debt securities	$37	$(37)	$—	$(18)
Advances	84	(82)	2	(2)
MPF Loans held for portfolio	—	—	—	(1)
Consolidated obligation bonds	(124)	124	—	(2)
Total	$(3)	$5	$2	$(23)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost basis of the hedged items.

As of March 31, 2019	Amortized cost of hedged asset/(liability)	Basis adjustments for active hedging relationships included in amortized cost	Basis adjustments for discontinued hedging relationships included in amortized cost	Cumulative amount of fair value hedging basis adjustments
Advances	$9,109	$146	$—	$146
Available-for-sale securities	8,442	341	1	342
Consolidated obligation bonds	(18,113)	62	36	98
MPF Loans held for portfolio	744	—	14	14

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

Beginning January 1, 2019 on a prospective basis, hedge ineffectiveness, which represents the difference between changes in fair value of the derivative hedging instrument and the related change in fair value of the hedged item, are recognized into net interest income in the same line item as the earnings effect of the hedged item. For cash flow hedges, recognition occurs only when amounts are reclassified out of accumulated other comprehensive income. Such recognition occurs when earnings are affected by the hedged item. Prior to January 1, 2019, hedge ineffectiveness was classified in noninterest income on derivatives and hedging activities.

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in LIBOR. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in LIBOR. The maximum length of time over which we are hedging this exposure is 10 years. We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $5 million as of March 31, 2019.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our statements of income. In this regard, the Amount Reclassified from AOCI into Net Interest Income column includes the following:

•	The amortization of closed cash flow hedging adjustments, which are reclassified from AOCI into the interest income/expense line item of the respective hedged item type.

•
The effect of net interest settlements attributable to open derivative hedging instruments, which are initially recorded in AOCI and are reclassified to the interest income/expense line item of the respective hedged item type.

	Amount Recorded in Derivatives and Hedging Activities	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Three months ended March 31, 2019
Discount notes		$(13)	$(11)

	Ineffectiveness Recorded in Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
Three months ended March 31, 2018
Discount notes	$1	$59	$(35)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2019	December 31, 2018
Carrying Amount	$39,639	$43,166
Weighted Average Interest Rate	2.39%	2.28%

The following table presents maturities and contractual interest rates on our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of March 31, 2019	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$22,304	2.21%	$35,880
One to two years	6,128	2.08%	5,075
Two to three years	6,955	2.39%	2,925
Three to four years	4,392	2.67%	1,903
Four to five years	2,400	2.89%	820
Thereafter	4,964	3.23%	540
Total par value	$47,143	2.41%	$47,143

The following table presents consolidated obligation bonds outstanding by call feature:

As of	March 31, 2019	December 31, 2018
Noncallable	$30,154	$27,999
Callable	16,989	14,487
Par value	47,143	42,486
Fair value hedging adjustments	(99)	(227)
Other adjustments	3	(9)
Consolidated obligation bonds	$47,047	$42,250

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2019, and December 31, 2018. See Note 17 - Commitments and Contingencies in our 2018 Form 10-K for further details.

	March 31, 2019			December 31, 2018
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$602,523	$408,372	$1,010,895	$604,250	$427,367	$1,031,617
FHLB Chicago as primary obligor	47,143	39,774	86,917	42,486	43,280	85,766
As a percent of the FHLB System	8%	10%	9%	7%	10%	8%

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 – Capital and Mandatorily Redeemable Capital Stock (MRCS)

Under our Capital Plan our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 activity stock is available to support a member's activity stock requirement. Class B2 membership stock is available to support a member's membership stock requirement and any activity stock requirement. See Note 13 – Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2018 Form 10-K for further information on our capital stock and MRCS.

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements on page F-42 of our 2018 Form 10-K. We complied with our minimum regulatory capital requirements as shown below.

	March 31, 2019		December 31, 2018
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$3,765	$5,583	$3,714	$5,547
Total regulatory capital ratio	4.00%	5.93%	4.00%	5.97%
Leverage capital	$4,706	$8,375	$4,643	$8,321
Leverage capital ratio	5.00%	8.90%	5.00%	8.96%
Risk-based capital	$1,084	$5,583	$1,111	$5,547

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS):

As of March 31, 2019	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$247		12.5%	$—
One Mortgage Partners Corp.	245	[a]	12.4%	245
BMO Harris Bank, National Association	224		11.3%	—

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On April 23, 2019, our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.25% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2019. This dividend, including dividends on mandatorily redeemable capital stock, totaled $24 million and is scheduled for payment on May 15, 2019. Any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	AOCI
Three months ended March 31, 2019
Beginning balance	$211	$(114)	$(31)	$(11)	$55
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(2)	6	(13)	4	(5)
Amounts reclassified in period to statements of income:
Net interest income	—	—	11	—	11
Ending balance	$209	$(108)	$(33)	$(7)	$61
Three months ended March 31, 2018
Beginning balance	$407	$(143)	$(147)	$(5)	$112
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(49)	7	59	(2)	15
Amounts reclassified in period to statements of income:
Noninterest income on derivatives and hedging activities	—	—	(1)	—	(1)
Ending balance	$358	$(136)	$(89)	$(7)	$126

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 - Fair Value

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the statements of condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We measure instrument-specific credit risk attributable to our consolidated obligations based on our nonperformance risk, which includes the credit risk associated with the joint and several liability of other FHLBs. As a result, we did not recognize any instrument-specific credit risk attributable to our consolidated obligations that are carried at fair value. See Note 2 - Summary of Significant Accounting Policies in our 2018 Form 10-K for our fair value policies and Note 16 - Fair Value in our 2018 Form 10-K for our valuation techniques and significant inputs. See Note 9 - Derivatives and Hedging Activities for more information on the Netting and Cash Collateral amounts.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
March 31, 2019
Carried at amortized cost
Cash and due from banks	$25	$25	$25	$—	$—
Interest bearing deposits	425	425	425	—	—
Federal Funds sold and securities purchased under agreements to resell	13,620	13,620	—	13,620	—
Held-to-maturity debt securities	2,485	2,753	—	2,158	595
Advances	49,145	49,200	—	49,200	—
MPF Loans held in portfolio, net	7,576	7,678	—	7,669	9
Other assets	174	174	—	174	—
Carried at fair value on a recurring basis
Trading debt securities	3,985	3,985	—	3,985	—
Government related non-MBS, ABS, and MBS	14,839	14,839	—	14,839	—
Private label residential MBS	40	40	—	—	40
Available-for-sale debt securities	14,879	14,879	—	14,839	40
Advances - fair value option election	1,631	1,631	—	1,631	—
Derivative assets	19	19	—	207	—	$(188)
Other assets - fair value option election	36	36	—	36	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	2	2	—	—	2
Financial assets	94,002	$94,427	$450	$93,519	$646	$(188)
Other non financial assets	120
Assets	$94,122
Carried at amortized cost
Deposits	$(561)	$(561)	$—	$(561)	$—
Consolidated obligation discount notes	(38,641)	(38,635)	—	(38,635)	—
Consolidated obligation bonds	(43,700)	(43,843)	—	(43,843)	—
Mandatorily redeemable capital stock	(315)	(315)	(315)	—	—
Other liabilities	(190)	(190)	—	(190)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(998)	(998)	—	(998)	—
Consolidated obligation bonds - fair value option	(3,347)	(3,347)	—	(3,347)	—
Derivative liabilities	(16)	(16)	—	(302)	—	$286
Financial liabilities	(87,768)	$(87,905)	$(315)	$(87,876)	$—	$286
Other non financial liabilities	(1,025)
Liabilities	$(88,793)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
December 31, 2018
Carried at amortized cost
Cash and due from banks	$28	$28	$28	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	10,604	10,604	—	10,604	—
Held-to-maturity debt securities	3,213	3,492	—	2,870	622
Advances	51,603	51,615	—	51,615	—
MPF Loans held in portfolio, net	7,096	7,091	—	7,085	6
Other assets	190	190	—	190	—
Carried at fair value on a recurring basis
Trading debt securities	3,478	3,478	—	3,478	—
Government related non-MBS, ABS, and MBS	14,573	14,573	—	14,573	—
Private label residential MBS	41	41	—	—	41
Available-for-sale debt securities	14,614	14,614	—	14,573	41
Advances - fair value option election	1,025	1,025	—	1,025	—
Derivative assets	6	6	—	140	—	$(134)
Other assets - fair value option election	108	108	—	108	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7	—	—	7
Other assets	1	1	—	—	1
Financial assets	92,748	$93,034	$803	$91,688	$677	$(134)
Other non financial assets	109
Assets	$92,857
Carried at amortized cost
Deposits	(551)	(551)	—	(551)	—
Consolidated obligation discount notes	(42,174)	(42,170)	—	(42,170)	—
Consolidated obligation bonds	(39,898)	(39,895)	—	(39,895)	—
Mandatorily redeemable capital stock	(313)	(313)	(313)	—	—
Other liabilities	(153)	(153)	—	(153)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(992)	(992)	—	(992)	—
Consolidated obligation bonds - fair value option	(2,352)	(2,352)	—	(2,352)	—
Derivative liabilities	(16)	(16)	—	(321)	—	305
Financial liabilities	(86,449)	$(86,442)	$(313)	$(86,434)	$—	$305
Other non financial liabilities	(1,119)
Liabilities	$(87,568)

We had no transfers between levels for the periods shown.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria. Financial instruments for which we elected the fair value option along with their related fair value are shown on our Statements of Condition. Refer to our Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2018 Form 10-K for further details.

The following table presents the changes in fair values of financial assets and liabilities carried at fair value under the fair value option. These changes were recognized in noninterest income - instruments held under the fair value option in our statements of income.

	Three months ended March 31,
	2019	2018
Advances	$10	$(9)
Other assets	—	(3)
Consolidated obligation bonds	(8)	5
Noninterest income - Instruments held under fair value option	$2	$(7)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	March 31, 2019		December 31, 2018
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$1,631	$3,340	$1,037	$2,358
Fair value over (under) UPB	—	7	(12)	(6)
Fair value	$1,631	$3,347	$1,025	$2,352

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	March 31, 2019				December 31, 2018
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$325	$—		$325	$114	$—		$114
Member standby letters of credit	17,342	6,068	[a]	23,410	19,971	4,335	[a]	24,306
Housing authority standby bond purchase agreements	211	244		455	84	289		373
Advance commitments	14	24		38	267	7		274
MPF delivery commitments	375	—		375	336	—		336
Other	1	—		1	3	—		3
Commitments	$18,268	$6,336		$24,604	$20,775	$4,631		$25,406

[a]	Contains $2.0 billion and $1.7 billion of member standby letters of credit as of March 31, 2019, and December 31, 2018, which were renewable annually.

For a description of defined terms see Note 17 - Commitments and Contingencies to the financial statements in our 2018 Form 10-K.

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

As of	March 31, 2019	December 31, 2018
Assets - Advances	$625	$665
Liabilities - Deposits	7	6
Equity - Capital Stock	27	27

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

Material transactions with other FHLBs are identified on the face of our Financial Statements starting on page 3.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Selected statements of condition data
Investments [a]	$35,394	$32,684	$29,841	$36,048	$34,818
Advances	50,776	52,628	54,667	54,468	50,840
MPF Loans held in portfolio, net	7,578	7,103	6,439	5,779	5,357
Total assets	94,122	92,857	91,410	96,731	91,391
Consolidated obligation discount notes, net	39,639	43,166	37,674	43,007	41,483
Consolidated obligation bonds, net	47,047	42,250	46,232	46,854	43,516
Mandatorily redeemable capital stock recorded as a liability	315	313	313	314	311
Capital stock	1,660	1,698	1,718	1,805	1,579
Retained earnings	3,608	3,536	3,488	3,428	3,358
Total capital	5,329	5,289	5,324	5,355	5,063
Other selected data at period end
Member standby letters of credit outstanding	$23,410	$24,306	$22,715	$21,587	$20,132
MPF Loans par value outstanding - FHLB System [b]	60,236	58,820	56,687	54,572	52,582
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	14,961	14,522	13,858	13,189	12,692
FHLB system consolidated obligations par value outstanding	1,010,895	1,031,617	1,019,098	1,059,859	1,019,230
Number of members	703	705	711	719	719
Total employees (full and part time)	472	468	469	462	461
Selected statements of income data
Net interest income after provision for credit losses	$118	$130	$127	$132	$124
Noninterest income	18	1	6	9	—
Noninterest expense	50	56	47	46	42
Net income	77	67	77	85	74
Other selected MPF data during the periods [b]
MPF Loans par value amounts funded - FHLB System	$2,788	$3,600	$3,968	$3,555	$2,494
Quarterly number of PFIs funding MPF products - FHLB System	729	750	761	767	720
MPF Loans par value amounts funded - FHLB Chicago PFIs	$771	$1,037	$1,119	$892	$566
Quarterly number of PFIs funding MPF products - FHLB Chicago	176	184	180	184	174
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	5.93%	5.97%	6.04%	5.73%	5.74%
Market value of equity to book value of equity	105%	105%	105%	106%	107%
Primary mission asset ratio [c]	73.2%	71.1%	70.7%	69.9%	69.1%
Dividend rate class B1 activity stock-period paid	5.00%	4.50%	4.25%	4.00%	3.50%
Dividend rate class B2 membership stock-period paid	2.00%	1.80%	1.70%	1.60%	1.50%
Return on average assets	0.32%	0.28%	0.33%	0.36%	0.33%
Return on average equity	5.60%	4.93%	5.82%	6.42%	5.82%
Average equity to average assets	5.71%	5.68%	5.67%	5.61%	5.67%
Net yield on average interest-earning assets	0.50%	0.56%	0.55%	0.56%	0.55%
Return on average Regulatory Capital spread to three month LIBOR index	2.86%	2.10%	3.24%	3.90%	3.77%
Cash dividends	$21	$19	$17	$15	$13
Dividend payout ratio	27%	28%	22%	18%	18%

[a]	Includes investment debt securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]	Includes all MPF products, on and off our balance sheet. See Mortgage Partnership Finance Program on page 7 in our 2018 Form 10-K.

[c]	Annual average year to date basis. See Mission Asset Ratio on page 5 in our 2018 Form 10-K for more information.

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2018 Form 10-K on page 17.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2019 Financial Highlights

•	Advances outstanding decreased $1.8 billion to $50.8 billion at March 31, 2019, down from $52.6 billion at December 31, 2018.

•
MPF Loans held in portfolio increased to $7.6 billion at March 31, 2019, up from $7.1 billion at December 31, 2018, due to increased utilization by PFIs and the addition of new PFIs to the MPF Program.

•	Total investment debt securities remained at $21.3 billion at March 31, 2019, as purchases since December 31, 2018 were offset by paydowns and maturities.

•	Total assets increased to $94.1 billion as of March 31, 2019, compared to $92.9 billion as of December 31, 2018.

•	We recorded net income of $77 million in the first quarter of 2019, up from $74 million in the first quarter of 2018.

•
Net interest income for the first quarter of 2019 was $118 million, down from $124 million for the first quarter of 2018, primarily due to the Bank’s adoption of derivative and hedging accounting guidance in 2019 that requires hedge ineffectiveness to be recorded in net interest income prospectively.

•
In the first quarter of 2019, noninterest income was $18 million due primarily to the recognition of gains from investment securities held for liquidity purposes and from other instruments held under the fair value option. This gain was partially offset by an increase in noninterest expenses of $8 million.

•	The Bank remained in compliance with all of its regulatory capital requirements as of March 31, 2019.

•	Letters of credit commitments decreased to $23.4 billion at March 31, 2019, down from $24.3 billion at December 31, 2018.

Summary and Outlook

First Quarter 2019 Dividend

On April 23, 2019, the Board of Directors of the Bank approved maintaining the dividend declared in the fourth quarter of 2018 on the Class B1 activity stock and increasing the dividend declared on the Class B2 membership stock. Based on the Bank’s preliminary financial results for the first quarter of 2019, the Board of Directors declared a dividend of 5.00% (annualized) for Class B1 activity stock and a dividend of 2.25% (annualized) for Class B2 membership stock (an increase of 25 basis points from the previous quarter).

The Bank pays a higher dividend per share on Class B1 activity stock to reward members who use the Bank’s advances and, thereby, support the entire cooperative. The higher dividend received on Class B1 activity stock has the effect of lowering members’ borrowing costs.

Member Funding Needs: Competitively Priced Products Designed to Deliver Advantages to Members

The Bank’s products and programs are designed to provide members competitively priced funding, a reasonable return on their investment, and support for their community investment activities. At the end of the first quarter of 2019, advances outstanding totaled $50.8 billion, letters of credit totaled $23.4 billion, and MPF Loans outstanding on balance sheet totaled $7.6 billion. During the first quarter of 2019, the Downpayment Plus Programs opened and applications for the Community Small Business Advance became available. In the second quarter of 2019, applications for the Community First Capacity-Building Grant Program became available and on Monday, May 6, the 2019 competitive Affordable Housing Program round opened.

Member Collateral Value: Expanding This Year

Ensuring that the Bank is taking the right steps to optimize its members’ collateral value is integral to maximizing members’ borrowing capacity with the Bank. Over the past few years, the Bank has expanded collateral classes that can be pledged, increased collateral margins in a manner we believe is safe and sound, and taken steps to make the pledging process easier for members. Later this year, the Bank plans to implement additional enhancements intended to further optimize its members’ collateral value. In particular, the Bank plans to start providing value to collateral that was previously considered ineligible.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

For a detailed description of our Critical Accounting Policies and Estimates see page 38 in our 2018 Form 10-K.

See Note 2 - Summary of Significant Accounting Policies and Note 3 - Recently Issued but Not Yet Adopted Accounting Standards to the financial statements in this Form 10-Q for the impact of changes in accounting policies and recently issued accounting standards on our financial results subsequent to December 31, 2018.

There have been no significant changes to the amounts of our critical accounting estimates in 2019.

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

•
Beginning January 1, 2019 on a prospective basis, hedge ineffectiveness, which represents the difference between changes in fair value of the derivative hedging instrument and the related change in fair value of the hedged item is recognized into either interest income or interest expense, whichever is appropriate. For cash flow hedges, recognition occurs only when amounts are reclassified out of accumulated other comprehensive income. Such recognition occurs when earnings are affected by the hedged item. Prior to January 1, 2019, hedge ineffectiveness was classified in noninterest income on derivatives and hedging activities;

•	Net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges;

•	Amortization of fair value and cash flow closed hedge adjustments;

•	Advance and investment prepayment fees; and

•	MPF credit enhancement fees.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

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

Increase or decrease in interest income and expense due to volume or rate variances

	March 31, 2019			March 31, 2018			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$19,548	$180	3.68%	$18,438	$163	3.54%	$11	$6	$17
Advances	55,386	358	2.59%	52,814	214	1.62%	16	128	144
MPF Loans held in portfolio	7,337	76	4.14%	5,226	55	4.21%	22	(1)	21
Federal funds sold and securities purchased under agreements to resell	11,114	67	2.41%	11,968	44	1.47%	(5)	28	23
Other interest bearing assets	822	5	2.43%	1,216	4	1.32%	(2)	3	1
Interest bearing assets	94,207	686	2.91%	89,662	480	2.14%	33	173	206
Noninterest bearing assets	1,664			668
Total assets	95,871			90,330

Consolidated obligation discount notes	45,192	281	2.49%	42,995	183	1.70%	13	85	98
Consolidated obligation bonds	42,974	279	2.60%	41,141	169	1.64%	11	99	110
Other interest bearing liabilities	886	8	3.61%	850	4	1.88%	—	4	4
Interest bearing liabilities	89,052	568	2.55%	84,986	356	1.68%	27	185	212
Noninterest bearing liabilities	1,322			252
Total liabilities	90,374			85,238

Net yield interest earning assets	$94,207	$118	0.50%	$89,662	$124	0.55%	$5	$(11)	$(6)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following analysis and comparisons apply to the periods presented in the above table.

•
Interest income from investment debt securities increased due to increases in rates and volumes. Subject to FHFA regulatory limits as discussed in Investments on page 10 in our 2018 Form 10-K, we began making investments in MBS in June 2018.

•
Interest income from advances increased primarily due to the higher interest rate environment. Interest income also increased to a lesser extent as a result of higher member demand for advances. As our members experience increased customer borrowing demand outpacing their deposit growth, utilization of our advances increased.

•
Interest income from MPF Loans held in portfolio increased due to higher volumes, as new MPF loan purchases continued to outpace paydown and maturity activity due to increased utilization by PFIs and the addition of new PFIs to the MPF Program. Rates on MPF Loans declined slightly as the most seasoned loans, and highest rate loans, in our portfolio pay down.

•	Interest income from Federal Funds sold and securities purchased under agreements to resell increased due to the higher interest rate environment.

•
Interest expense on both our shorter termed consolidated obligation discount notes and our longer termed consolidated obligation bonds increased, primarily due to the higher interest rate environment. They also increased to a lesser extent due to higher volumes as we increased the amounts of debt we issue to fund demand for our advances and other assets.

•	For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on the following page.

Noninterest Income

Three months ended March 31,
2019	2018
Noninterest income -
Trading securities	$8	$—
Derivatives and hedging activities	(2)	(3)
Instruments held under fair value option	2	(7)
MPF fees,	7	and	6	from other FHLBs	8	8
Other, net	2	2
Noninterest income	$18	$—

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Maturities in our trading securities and unrealized gains in instruments held under the fair value option were the most significant drivers of our increase in noninterest income over the periods presented. The majority of the effect from our derivatives and hedging activities is recorded in net interest income.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details the effect of these transactions on our statements of income.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended March 31, 2019
Recorded in net interest income	$14	$(8)	$—	$(11)	$(25)	$—	$(30)
Recorded in derivatives & hedging activities	(11)	(5)	4	3	6	1	(2)
Recorded in trading securities	—	8	—	—	—	—	8
Recorded on instruments held under fair value option	10	—	—	—	(8)	—	2
Total net effect gain (loss) of hedging activities	$13	$(5)	$4	$(8)	$(27)	$1	$(22)

Three months ended March 31, 2018
Recorded in net interest income	$(2)	$(18)	$(1)	$(35)	$(2)	$—	$(58)
Recorded in derivatives & hedging activities	14	1	(1)	1	(17)	(1)	(3)
Recorded on instruments held under fair value option	(9)	—	(4)	—	6	—	(7)
Total net effect gain (loss) of hedging activities	$3	$(17)	$(6)	$(34)	$(13)	$(1)	$(68)

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

Other, net

Other, net consists primarily of fee income earned on member standby letter of credit products, as noted in Item 2. Selected Financial Data.

Noninterest Expense

	Three months ended March 31,
	2019	2018
Compensation and benefits	$28	$24
Operating expenses	20	15
Other	2	3
Noninterest expense	$50	$42

The following analysis and comparisons apply to the periods presented in the above table.  As noted in Noninterest Income on page 39 and above, we earned $8 million in MPF fees from the MPF Program for each period presented. Our costs relating to the MPF fees earned are included in the relevant items within noninterest expense above. These costs were also approximately $8 million for each period presented above.

Compensation and benefits increased primarily due to increased employee headcount and increases in salaries, incentive compensation expenses and pension-related expenses. We had 472 employees as of March 31, 2019, compared to 461 as of March 31, 2018.

Operating expenses increased primarily due to increased information technology infrastructure and security spending.

Other consists primarily of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs. In addition, Other includes MPF related nonoperating expenses/gains on the sale of real estate owned.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Assessments

We record the Affordable Housing Program (AHP) assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program in our 2018 Form 10-K for further details.

Other Comprehensive Income (Loss)

	Three months ended March 31,		Balance remaining in AOCI as of
	2019	2018	March 31, 2019
Net unrealized gain (loss) available-for-sale debt securities	$(2)	$(49)	$209
Noncredit OTTI held-to-maturity debt securities	6	7	(108)
Net unrealized gain (loss) cash flow hedges	(2)	58	(33)
Postretirement plans	4	(2)	(7)
Other comprehensive income (loss)	$6	$14	$61

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our available-for-sale (AFS) portfolio for 2019 is attributable to the reversal of net unrealized gains from prior reporting periods as these securities approach maturity (since we expect to receive par value at maturity). The smaller unrealized loss during 2019 compared to 2018 resulted from decreases in market interest rates for 2019. As of March 31, 2019, we still had a sizable net unrealized gain balance remaining in AOCI attributable to our AFS portfolio that we expect to reverse over the remaining life of these securities.

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

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for 2019 resulted from a decrease in longer termed market interest rates for 2019 as the Federal Reserve Bank left the shorter termed Federal Funds rate unchanged.

We did not recognize any instrument-specific credit risk in our statements of comprehensive income as of March 31, 2019 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2019	December 31, 2018
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$14,070	$11,407
Investment debt securities	21,349	21,305
Advances	50,776	52,628
MPF Loans held in portfolio, net of allowance for credit losses	7,578	7,103
Other	349	414
Assets	94,122	92,857

Consolidated obligation discount notes	39,639	43,166
Consolidated obligation bonds	47,047	42,250
Other	2,107	2,152
Liabilities	88,793	87,568
Capital stock	1,660	1,698
Retained earnings	3,608	3,536
Accumulated other comprehensive income (loss)	61	55
Capital	5,329	5,289
Total liabilities and capital	$94,122	$92,857

The following is an analysis of the above table and comparisons apply to March 31, 2019 compared to December 31, 2018.

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

We increased the amounts of these liquid assets in 2019, maintaining a sufficient pool of liquidity to fund anticipated current advances and letters of credit demand of our members.

Investment Debt Securities

Investment debt securities slightly increased due to purchases in our trading, AFS, and HTM securities portfolio in 2019. This increase was offset by declines in our Treasury and MBS/ABS securities in our trading, AFS, and HTM portfolios that matured or paid down. We resumed making investments in MBS securities starting in June 2018, as noted in Results of Operations on page 37.

Advances

Advance balances declined slightly at the end of first quarter 2019 compared to year end 2018, although average advance balances during the first quarter 2019 remained at levels comparable with average advance balances for 2018, as shown in Results of Operations on page 38 in this Form 10-Q and page 41 in our 2018 Form 10-K. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending March 31, 2019, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 48 in our 2018 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.3 billion of total assets. As of March 31, 2019, our overnight liquidity was $19.5 billion or 21% of total assets, giving us an excess overnight liquidity of $16.2 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2019, we had excess liquidity of $50.9 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $23.3 billion as of March 31, 2019. As discussed on page 49 in the Liquidity, Funding, & Capital Resources section of our 2018 Form 10-K, this Contingent Liquidity regulation is scheduled to be rescinded as of January 1, 2020 in light of the Liquidity AB (as discussed below).

Additionally, as discussed on page 49 in the Liquidity, Funding, & Capital Resources section of our 2018 Form 10-K, FHFA guidance on liquidity (the “Liquidity AB”) which went into effect on March 31, 2019, requires that we hold positive cash flow assuming no access to the capital markets for a period of between ten to thirty calendar days, and assuming the renewal of all maturing advances. The Liquidity AB also requires the Bank to maintain liquidity reserves between one and 20 percent of our outstanding letter of credit commitments.

The Liquidity AB requires the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see page 19 in the Risk Factors section of our 2018 Form 10-K.

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

	MPF Loans Held in Portfolio	Investment Debt Securities
As of March 31, 2019		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,252	$3,609	$1,056
After one year through five years	3,149	2,578	1,367
After five years through ten years	1,685	4,749	365
After ten years	1,371	3,154	149
Total	$7,457	$14,090	$2,937

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 23 of the Risk Factors section in our 2018 Form 10-K.

Funding

Conditions in Financial Markets

In the first quarter 2019, the ten year treasury rate fell 28 basis points to 2.41 percent due to fears of slowing US and international growth.  In the first quarter of 2019, the Federal Open Market Committee (FOMC) did not alter the target range for the Federal Funds rate which it last increased from 2.25 to 2.50 percent in December 2018.  The markets do not anticipate another change in the target range for the federal fund rate in the second quarter of 2019 and any future change is anticipated to be a decrease in the rate instead of an increase.

We maintained ready access to funding during the first quarter of 2019.

In July 2017, the United Kingdom's Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., announced its intention to cease sustaining the LIBOR indices after 2021. In response, the Federal Reserve Board (FRB) and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC has identified the Secured Overnight Financing Rate (SOFR) as its recommended alternative rate. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018 and the FHLB System issued its first SOFR-linked debt in the market on November 13, 2018. In January 2019, we participated in our first SOFR-indexed bond issuance and in February 2019, we began offering our first SOFR-linked advance. Many of our assets and liabilities are indexed to LIBOR and we are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate. For further discussion of the risks related to the replacement of LIBOR, see page 24 of the Risk Factors section in our 2018 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash flows from operating activities

Three months ended March 31,	2019	2018
Net cash provided by (used in) operating activities	$10	$135

The decrease in net cash provided by operating activities resulted primarily from an increase in cash outflows related to the settlement of derivatives and hedging activities, the result of declining long term market rates in 2019 compared to rising rates in 2018.

Cash flows from investing activities with significant activity

Three months ended March 31,	2019	2018
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits)	$(2,666)	$(3,050)
Investment debt securities	87	(1,170)
Advances	1,978	(2,847)
MPF Loans held in portfolio	(477)	(168)
Other	3	3
Net cash provided by (used in) investing activities	$(1,075)	$(7,232)

Our investing activities consist predominantly of liquid assets, debt securities held for investment, MPF Loans, and advances. The change in net cash provided by (used in) investing activities and changes in allocation within investing activities are discussed below.

•
In 2019 we invested in liquid assets to increase our liquidity position to comply with new FHFA liquidity guidance that was published in August 2018.  In addition, we invested in liquid assets to earn additional interest income.  In 2018 we purchased liquid assets to earn additional interest income.

•
In 2019, our purchases of debt securities have offset the proceeds from maturities and paydowns of debt securities held on balance sheet.  In 2018, we purchased U.S. Government securities to earn additional interest income.  These purchases exceeded proceeds from maturities and paydowns of debt securities held on balance sheet.

•
Our advances outstanding declined in 2019 due to reduced member demand for wholesale funding at quarter end.  Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member.  In 2018, member demand for wholesale funding increased at quarter end.

•	Investment in MPF Loans increased in 2019 compared to 2018 as we continued to add new PFIs to the MPF Program and increased utilization by PFIs.

Cash flows from financing activities with significant activity

Three months ended March 31,	2019	2018
Consolidated obligation discount notes	$(3,548)	$292
Consolidated obligation bonds	4,657	6,524
Capital stock	(37)	136
Other	(10)	143
Net cash provided by (used in) financing activities	$1,062	$7,095

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from our discount notes and bonds were primarily utilized to fund our investing activities as noted above. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below.

•	We paid down short term discount notes in 2019 compared to net issuances in 2018 as longer termed bonds became more favorable to issue due to declining long term market rates.

•	We issued less longer termed bonds in 2019 compared to 2018 primarily due to reduced advances to members as noted in investing activities above.

•	Capital stock outstanding decreased as members needed less capital stock to support their advance borrowings.

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

The Board may periodically adjust members’ membership stock requirement within a range of 0.20% to 2% of a member’s mortgage assets. Each member’s membership stock requirement is the greater of either $10,000 or 0.40% of a member's mortgage assets. A member’s investment in membership stock is subject to a cap equal to the lesser of (1) a dollar cap set by the Board within a range of $10,000 and $75 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31. The cap on each member’s membership stock requirement is now $5 million, which is less than 9.9% of the Bank’s total capital stock outstanding at December 31, 2018, and is thus the operative cap during the remainder of 2019 unless the Board sets a new cap.

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

For details on our capital stock requirements under our Capital Plan during 2018, see Capital Resource on page 55 of our 2018 Form 10-K. Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

For details on our minimum regulatory capital requirements see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in this Form 10-Q, and Minimum Capital Requirements on page F-42 of our 2018 Form 10-K.

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of March 31, 2019, and December 31, 2018, RCAP advances outstanding total $24.3 billion to 155 members and $23.4 billion to 149 members, respectively. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Repurchase of Excess Capital Stock

We are currently repurchasing excess Class B2 membership stock on a weekly basis at par value, i.e., $100 per share. Members may continue to request repurchase of excess capital stock on any business day in addition to the weekly repurchase. All repurchases of excess capital stock, including automatic weekly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices. For details on the financial and capital thresholds relating to repurchases, see Repurchase of Excess Capital Stock on page 58 of our 2018 Form 10-K.
Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in other liabilities in our statements of condition.

	March 31, 2019	December 31, 2018
Capital Stock	$1,660	$1,698
MRCS	315	313
Retained earnings	3,608	3,536
Regulatory capital	$5,583	$5,547

Capital stock	$1,660	$1,698
Retained earnings	3,608	3,536
Accumulated other comprehensive income (loss)	61	55
GAAP capital	$5,329	$5,289

Accumulated other comprehensive income (loss) in the above table consists of changes in market value of various balance sheet accounts where the change is not recorded in earnings but are instead recorded in equity capital as the income (loss) is not yet realized. For details on these changes please see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Although we had no OTTI year to date in 2019, credit deterioration may negatively impact our remaining private label MBS portfolio.  We cannot predict if or when impairments will occur, or the impact these impairments may have on our retained earnings and capital position. See the Risk Factors section on page 17 of our 2018 Form 10-K.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On April 23, 2019, our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.25% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2019. This dividend, including dividends on mandatorily redeemable capital stock, totaled $24 million and is scheduled for payment on May 15, 2019.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information see Retained Earnings & Dividends on page 59 in our 2018 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement on page F-43 in our 2018 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Risk Management - Credit Risk

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Credit Risk starting on page 62 in our 2018 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $50.6 billion were advances (par value) and $23.4 billion were letters of credit at March 31, 2019, compared to $52.6 billion and $24.3 billion at December 31, 2018.

	March 31, 2019			December 31, 2018
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	496	$73,609	$132,705	509	$76,456	$130,791
4	2	504	514	2	504	536
5	11	120	209	11	126	193
Total	509	$74,233	$133,428	522	$77,086	$131,520

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

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the risk of loss due to borrower default on contractual principal and interest payments, and the loss severity after liquidation of the real estate collateral securing the MPF Loan. The loss severity takes into consideration our ability to recover losses from PMI, Recoverable CE Fees, and the CE Amount (which may include SMI). The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. For further details see Loss Structure for Credit Risk Sharing Products on page 9 of our 2018 Form 10-K, and Credit Risk Exposure and Setting Credit Enhancement Levels on page 65 of our 2018 Form 10-K.

Mortgage Repurchase Risk

For details on our mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached, see Mortgage Repurchase Risk on page 67 in our 2018 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Debt Securities

We hold a variety of AA or better rated investment securities, mostly government backed or insured securities, and we believe these investments are low risk. There were no material changes in the credit ratings of these securities since December 31, 2018. For further details see Investment Securities by Rating on page 69 in our 2018 Form 10-K. Except for private label MBS, we have never taken an impairment charge on our investment securities.

Our private label MBS are predominantly variable rate securities rated below investment grade (BBB). There were no material changes in overall credit quality since December 31, 2018, nor have we acquired any new private label MBS. We last had an other-than-temporary impairment (OTTI) loss on private label MBS in 2012. We currently have unrealized gains on these securities as their market values have improved from the impaired values and subsequent to 2012 we have begun to accrete expected increases in cash flow on these securities back into interest income. For further details see Note 5 - Investment Debt Securities to the financial statements.

Unsecured Short-Term Investments

See Unsecured Short-Term Investments page 71 in our 2018 Form 10-K for further details on our unsecured short-term investments as well as policies and procedures to limit and monitor our unsecured credit risk exposure.

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

As of March 31, 2019	AA	A	BBB	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$425	$—	$425
Fed Funds Sold	1,500	1,350	170	3,020
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	1,250	—	—	1,250
Austria	—	600	—	600
Canada	—	2,575	—	2,575
Finland	525	—	—	525
France	—	1,600	—	1,600
Netherlands	—	550	—	550
Norway	600	—	—	600
Sweden	—	500	—	500
Total unsecured credit exposure	$3,875	$7,600	$170	$11,645

All $11.65 billion of the unsecured credit exposure shown in the above table were overnight investments.

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

	Net Derivative Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties [a]
As of March 31, 2019
Nonmember counterparties -
Undercollateralized asset positions -
Cleared derivatives	$11	$—	$276	$287
Overcollateralized liability positions -
Bilateral derivatives -
A	(34)	36	—	2
BBB	(11)	14	—	3
Cleared derivatives	(6)	—	63	57
Nonmember counterparties	(40)	50	339	349
Member institutions	2	—	—	2
Total	$(38)	$50	$339	$351

As of December 31, 2018
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
AA	$1	$(1)	$—	$—
BBB	31	(30)	—	1
Overcollateralized liability positions -
Bilateral derivatives -
AA	(1)	1	—	—
A	(111)	115	—	4
BBB	(53)	53	—	—
Cleared derivatives	(9)	—	269	260
Nonmember counterparties	(142)	138	269	265
Member counterparties	1	—	—	1
Total	$(141)	$138	$269	$266

[a]	Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

Interim Final Rule on Margin and Capital Requirements for Covered Swap Entities.
On March 19, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the FHFA (collectively, the Agencies) jointly adopted interim final rules (the “Interim Rule”) amending the Agencies’ regulations that established minimum margin and capital requirements (the “Margin Rules”) for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Covered Swap Entities”) under the jurisdiction of one of the Agencies. The Interim Rule was adopted to assist Covered Swap Entities and their counterparties upon the expected withdrawal, currently delayed until October 31, 2019, of the United Kingdom (“UK”) from the European Union (“EU”), commonly referred to as “Brexit.” If the UK withdraws from the EU without a negotiated agreement between the UK and the EU, Covered Swap Entities located within the UK may not be authorized to continue providing certain financial services to swap counterparties. The Interim Rule would permit Covered Swap Entities located within the UK to transfer their non-cleared swap portfolios to affiliates or other related entities located within the EU or the United States without subjecting legacy swaps (those swaps entered into before the compliance date of the Margin Rules) to the margin requirements of the Margin Rules, provided that the transfer is made within a year of a non-negotiated Brexit and there are no other amendments to the transactions.
The Bank has UK-based non-cleared swap counterparties that may choose to transfer their non-cleared swap portfolios, including any such transactions with us, to a related entity in the EU or the United States. If any of the Bank’s legacy non-cleared swaps are transferred in accordance with the Interim Rule, those swaps will retain legacy status under the Margin Rules absent any other amendments.
On April 1, 2019, the Commodity Futures Trading Commission (“CFTC”) adopted its own version of the Interim Rule, which is substantially similar to the Agencies’ Interim Rule, but which applies to Covered Swap Entities that are not subject to the jurisdiction of one of the Agencies. Comments on the Interim Rule were due April 18, 2019 and are due on the CFTC’s version of the Interim Rule on May 31, 2019. The Bank does not expect the Interim Rule (or the CFTC's version of the Interim Rule) to materially affect its financial condition or results of operations.
Final Rule on FHLB Capital Requirements.
On February 20, 2019, the FHFA published a final rule, effective January 1, 2020, that adopts, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) (the Finance Board) pertaining to the capital requirements for the FHLBs. The final rule carries over most of the prior Finance Board regulations without material change, but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that the Bank calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that the Bank establish and use its own internal rating methodology (which may include, but not solely rely on, NRSRO ratings). The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in the Liquidity AB. The Bank does not expect this rule to materially affect its financial condition or results of operations.
FDIC Final Rule on Reciprocal Deposits.
On February 4, 2019, the FDIC published a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits,” which implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule exempts, for certain insured depository institutions (depositories), certain reciprocal deposits (deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits) from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.
The Bank continues to evaluate the potential impact of the final rule, but currently does not expect the rule to materially affect its financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

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

	March 31, 2019		December 31, 2018
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$61	$(450)	$27	$(450)
-100 bp	(5)	(200)	7	(200)
-50 bp	(3)	(90)	12	(90)
-25 bp	—	(45)	9	(45)
+25 bp	(4)	(45)	(12)	(45)
+50 bp	(11)	(90)	(27)	(90)
+100 bp	(37)	(200)	(62)	(200)
+200 bp	(122)	(450)	(159)	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of March 31, 2019	$—	$—	$(3)	(17)	$—
As of December 31, 2018	—	(1)	(2)	(16)	—

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

As of March 31, 2019, our sensitivity to changes in implied volatility was zero. At December 31, 2018, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity
Scenario as of	Down 200 bps	Base	Up 200 bps
March 31, 2019	1.6	0.2	1.6
December 31, 2018	1.1	0.7	1.9

As of March 31, 2019, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $288 million, and our market value of equity to book value of equity ratio was 105%, compared to $294 million and 105% at December 31, 2018. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 82 of our 2018 Form 10-K.

Federal Home Loan Bank of Chicago

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of the litigation relating to private label MBS bonds purchased by the Bank, see Item 3. Legal Proceedings on page 31 of our 2018 Form 10-K.
The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 17 in our 2018 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

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
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted July 21, 2010, and as amended from time to time.

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

GSE: Government sponsored enterprise.

HFS: Held for sale.

HTM: Held-to-maturity debt securities.

LIBOR: London Interbank Offered Rate.

Liquidity AB: Advisory Bulletin 2018-07 Liquidity Guidance, issued by the FHFA on August 23, 2018.

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

SOFR: Secured Overnight Financing Rate.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		Name:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	May 9, 2019	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 9, 2019	(Principal Financial Officer and Principal Accounting Officer)

S-1