Form 10-Q
period 2019-06-30
Federal Home Loan Bank of Chicago
filed 2019-08-08
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of June 30, 2019, including mandatorily redeemable capital stock, registrant had 20,013,871 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

									June 30, 2019	December 31, 2018
Assets
Cash and due from banks									$27	$28
Interest bearing deposits									1,155	775
Federal Funds sold									10,515	7,704
Securities purchased under agreements to resell									2,550	2,900
Investment debt securities -
Trading,	373	and	269	pledged					3,981	3,478
Available-for-sale									15,742	14,614
Held-to-maturity,		3,071		and	3,492	fair value			2,796	3,213
Investment debt securities									22,519	21,305
Advances,	2,867		and	1,025	carried at fair value				51,141	52,628
MPF Loans held in portfolio, net of					(1)	and	(1)	allowance for credit losses	8,265	7,103
Derivative assets									10	6
Other assets,		58	and	108	carried at fair value				377	408
Assets									$96,559	$92,857

Liabilities
Deposits -
Noninterest bearing									$107	$54
Interest bearing,		14	and	29	from other FHLBs				550	497
Deposits									657	551
Consolidated obligations, net -
Discount notes,		0	and	992		carried at fair value			44,893	43,166
Bonds,	3,233	and	2,352	carried at fair value					43,941	42,250
Consolidated obligations, net									88,834	85,416
Derivative liabilities									14	16
Affordable Housing Program assessment payable									88	84
Mandatorily redeemable capital stock									323	313
Other liabilities									1,261	1,188
Liabilities									91,177	87,568
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,			14	and	15	million shares issued and outstanding			1,394	1,476
Class B2 membership stock,				3	and	2	million shares issued and outstanding		284	222
Capital stock - putable,				$100	and	$100	par value per share		1,678	1,698
Retained earnings - unrestricted									3,120	3,023
Retained earnings - restricted									543	513
Retained earnings									3,663	3,536
Accumulated other comprehensive income (loss) (AOCI)									41	55
Capital									5,382	5,289
Liabilities and capital									$96,559	$92,857

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(U.S. Dollars in millions)

Three months ended June 30,	Six months ended June 30,
2019	2018	2019	2018
Interest income	$703	$577	$1,389	$1,057
Interest expense	587	445	1,155	801
Net interest income	116	132	234	256

Noninterest income -
Trading securities	15	4	23	3
Derivatives and hedging activities	(24)	3	(26)	—
Instruments held under fair value option	17	(10)	19	(17)
MPF fees,	6	,	6	,	13	and	12	from other FHLBs	9	7	17	15
Other, net	4	5	6	8
Noninterest income	21	9	39	9

Noninterest expense -
Compensation and benefits	27	28	55	52
Operating expenses	23	17	43	32
Other	2	1	4	4
Noninterest expense	52	46	102	88

Income before assessments	85	95	171	177

Affordable Housing Program	9	10	18	18

Net income	$76	$85	$153	$159

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$76	$85	$153	$159

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(17)	(43)	(19)	(92)
Noncredit OTTI held-to-maturity debt securities	7	8	13	15
Net unrealized gain (loss) cash flow hedges	(11)	32	(13)	90
Postretirement plans	1	(1)	5	(3)
Other comprehensive income (loss)	(20)	(4)	(14)	10

Comprehensive income	$56	$81	$139	$169

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
March 31, 2019	14	$1,366	3	$294	$3,080	$528	$3,608	$61	$5,329
Comprehensive income					61	15	76	(20)	56
Proceeds from issuance of capital stock	8	842	—	12					854
Repurchases of capital stock	—	—	(8)	(827)					(827)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(9)	—	—					(9)
Transfers between classes of capital stock	(8)	(805)	8	805
Cash dividends - class B1					(20)		(20)		(20)
Class B1 annualized rate		5.00%							5.00%
Cash dividends - class B2					(1)		(1)		(1)
Class B2 annualized rate				2.25%					2.25%
Total change in period	—	28	—	(10)	40	15	55	(20)	53
June 30, 2019	14	$1,394	3	$284	$3,120	$543	$3,663	$41	$5,382

December 31, 2018	15	$1,476	2	$222	$3,023	$513	$3,536	$55	$5,289
Cumulative effect adjustment - see Note 2					16	—	16		16
Comprehensive income					123	30	153	(14)	139
Proceeds from issuance of capital stock	14	1,454	—	12					1,466
Repurchases of capital stock	—	—	(14)	(1,476)					(1,476)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(9)	—	(1)					(10)
Transfers between classes of capital stock	(15)	(1,527)	15	1,527
Cash dividends - class B1					(40)		(40)		(40)
Class B1 annualized rate		5.00%							5.00%
Cash dividends - class B2					(2)		(2)		(2)
Class B2 annualized rate				2.13%					2.13%
Total change in period	(1)	(82)	1	62	97	30	127	(14)	93
June 30, 2019	14	$1,394	3	$284	$3,120	$543	$3,663	$41	$5,382

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
March 31, 2018	14	$1,368	2	$211	$2,891	$467	$3,358	$126	$5,063
Comprehensive income					68	17	85	(4)	81
Proceeds from issuance of capital stock	8	877	—	11					888
Repurchases of capital stock	—	—	(6)	(660)					(660)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	(1)					(2)
Transfers between classes of capital stock	(7)	(746)	7	746
Cash dividends - class B1					(15)		(15)		(15)
Class B1 annualized rate		4.00%							4.00%
Cash dividends - class B2					—		—		—
Class B2 annualized rate				1.60%					1.60%
Total change in period	1	130	1	96	53	17	70	(4)	292
June 30, 2018	15	$1,498	3	$307	$2,944	$484	$3,428	$122	$5,355

December 31, 2017	12	$1,241	2	$202	$2,845	$452	$3,297	$112	$4,852
Comprehensive income					127	32	159	10	169
Proceeds from issuance of capital stock	17	1,698	—	11					1,709
Repurchases of capital stock	—	—	(13)	(1,345)					(1,345)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	(1)					(2)
Transfers between classes of capital stock	(14)	(1,440)	14	1,440
Cash dividends - class B1					(27)		(27)		(27)
Class B1 annualized rate		3.75%							3.75%
Cash dividends - class B2					(1)		(1)		(1)
Class B2 annualized rate				1.55%					1.55%
Total change in period	3	257	1	105	99	32	131	10	503
June 30, 2018	15	$1,498	3	$307	$2,944	$484	$3,428	$122	$5,355

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

Six months ended June 30,	2019	2018
Operating	Net cash provided by (used in) operating activities	$(291)	$235
Investing	Net change interest bearing deposits	(380)	—
Net change Federal Funds sold	(2,811)	(2,609)
Net change securities purchased under agreements to resell	350	(2,000)
Trading debt securities -
Sales	—	200
Proceeds from maturities and paydowns	1,502	4
Purchases	(1,993)	(2,559)
Available-for-sale debt securities -
Proceeds from maturities and paydowns	2,348	1,420
Purchases	(2,979)	(129)
Held-to-maturity debt securities - [a]
Proceeds from maturities and paydowns	1,387	1,475
Purchases	(930)	(1,036)
Advances -
Principal collected	752,725	674,825
Issued	(750,899)	(681,320)
MPF Loans held in portfolio -
Principal collected	468	396
Purchases	(1,634)	(988)
Other investing activities	7	8
Net cash provided by (used in) investing activities	(2,839)	(12,313)
Financing	Net change deposits, incl.	(14)	and	(20)	from other FHLBs	106	66
Discount notes -
Net proceeds from issuance	775,088	1,011,104
Payments for maturing and retiring	(773,405)	(1,009,303)
Consolidated obligation bonds -
Net proceeds from issuance	17,351	23,685
Payments for maturing and retiring	(15,961)	(13,812)
Capital stock -
Proceeds from issuance	1,466	1,709
Repurchases	(1,476)	(1,345)
Cash dividends paid	(42)	(28)
Other financing activities	2	(11)
Net cash provided by (used in) financing activities	3,129	12,065
Net increase (decrease) in cash and due from banks	(1)	(13)
Cash and due from banks at beginning of period	28	42
Cash and due from banks at end of period	$27	$29

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
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Significant changes to existing GAAP guidance were as follows:

Hedging Strategies Newly Permitted:

•	Permits entering into a cash flow hedge of the variability in cash flows in a financial instrument that has a contractually specified interest rate.

•	Permits hedging the benchmark risk component of cash flows in a fair value hedge.

•	Permits entering into a partial-term fair value hedge of the hedged item.

•	Permits entering into last-of-layer fair value hedges.

Assessment of Hedge Effectiveness:

•	Permits qualitatively assessing hedge effectiveness.

•	Enabled applying the long-haul method of assessing hedge effectiveness in cases where the shortcut method was initially applied but subsequently is not or is no longer appropriate.

Financial Statement Presentation:

•	Required the entire change in fair value of the hedging instrument in a cash flow hedge to be recorded and deferred in AOCI until reclassification to our statements of income would be required.

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
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

The following table provides a summary of recently issued but not yet adopted accounting standards which may have an effect on our financial statements.

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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
		This guidance becomes effective for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted.	We do not expect this guidance to have a material effect on our financial condition, results of operations, and cash flows.
Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (ASU 2018-15)
In August of 2018, the FASB issued amendments to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.
		This guidance becomes effective for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted.	The guidance is not expected to have a significant effect on our financial condition, results of operations, and cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (ASU 2019-4)
In April of 2019, the FASB issued codification improvements applicable to financial instrument guidance. Codification improvements relevant to the Bank are as follows:

- Provides various options for determining currently expected credit losses for accrued interest receivable as well as flexibility in presenting accrued interest receivable separately from the financial instrument’s amortized cost basis provided certain disclosures are made.

- Clarifies that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off.

- Clarifies consideration of estimated costs to sell when foreclosure is probable should not be discounted.

- Clarifies issues related to partial-term fair value hedges of interest rate risk, amortization of fair value hedge basis adjustments and various other derivative and hedging issues.
		These amendments take effect January 1, 2020.	We are in the process of evaluating the effect of this new guidance on our financial condition, results of operation, and cash flows.
Financial Instruments - Credit Losses Topic 326 - Targeted Transition Relief (ASU 2019-05)
In May of 2019, the FASB issued an amendment providing transition relief to FASB ASU 2016-13 or CECL. Specifically, the amendment permits entities with an option to irrevocably elect the fair value option on an instrument by instrument basis for eligible instruments such as loans carried at amortized cost. This fair value election does not apply to HTM debt securities.

The difference between the carrying amount of the instruments and the fair value amount of the instruments in which the fair value option is irrevocably elected upon adoption would be recorded as a cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2020.
		The election would coincide with the adoption of CECL or January 1, 2020.	We are in the process of evaluating whether or not to utilize this transition relief.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income -

Trading	$21	$9	$38	$15

Available-for-sale interest income	128	107	252	211
Available-for-sale prepayment fees	1	13	2	20
Available-for-sale	129	120	254	231

Held-to-maturity	34	43	72	89

Investment debt securities	184	172	364	335

Advances	362	285	720	499
MPF Loans held in portfolio	78	60	154	115
Federal funds sold and securities purchased under agreements to resell	70	54	137	98
Other	9	6	14	10
Interest income	703	577	1,389	1,057

Interest expense -

Consolidated obligations -
Discount notes	280	205	561	388
Bonds	300	233	579	402

Other	7	7	15	11

Interest expense	587	445	1,155	801

Net interest income	116	132	234	256

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	June 30, 2019	December 31, 2018
U.S. Government & other government related	$3,966	$3,460
Residential MBS
GSE	14	17
Government guaranteed	1	1
Trading debt securities	$3,981	$3,478

The following table presents our gains and losses on trading debt securities recorded in Noninterest Income Other.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net unrealized gains (losses) on securities held at period end	$15	$4	$12	$4
Net realized gains (losses) on securities sold/matured during the period	—	—	11	(1)
Net gains (losses) on trading debt securities	$15	$4	$23	$3

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Debt Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of June 30, 2019
U.S. Government & other government related	$734	$37	$—	$771
State or local housing agency	14	1	—	15
FFELP ABS	3,394	169	(2)	3,561
Residential MBS
GSE	10,888	15	(46)	10,857
Government guaranteed	489	11	—	500
Private label	31	7	—	38
Available-for-sale debt securities	$15,550	$240	$(48)	$15,742

As of December 31, 2018
U.S. Government & other government related	$528	$15	$—	$543
State or local housing agency	17	—	—	17
FFELP ABS	3,578	203	—	3,781
Residential MBS
GSE	9,602	20	(48)	9,574
Government guaranteed	645	13	—	658
Private label	33	8	—	41
Available-for-sale debt securities	$14,403	$259	$(48)	$14,614

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Debt Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of June 30, 2019
U.S. Government & other government related	$1,179	$—	$1,179	$21	$—	$1,200
State or local housing agency	5	—	5	—	—	5
Residential MBS
GSE	1,011	—	1,011	37	—	1,048
Government guaranteed	262	—	262	3	—	265
Private label	440	(101)	339	214	—	553
Held-to-maturity debt securities	$2,897	$(101)	$2,796	$275	$—	$3,071

As of December 31, 2018
U.S. Government & other government related	$1,305	$—	$1,305	$18	$(1)	$1,322
State or local housing agency	6	—	6	—	—	6
Residential MBS
GSE	1,141	—	1,141	30	—	1,171
Government guaranteed	369	—	369	2	—	371
Private label	506	(114)	392	230	—	622
Held-to-maturity debt securities	$3,327	$(114)	$3,213	$280	$(1)	$3,492

We had no sales of HTM securities for the periods presented.

Contractual Maturity Terms

The maturity of our AFS and HTM investments is detailed in the following table.

	Available-for-Sale	Held-to-Maturity
As of June 30, 2019	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$578	$579
Due after one year through five years	3	81	83
Due after five years through ten years	266	79	79
Due after ten years	517	446	464
ABS and MBS without a single maturity date	14,956	1,612	1,866
Total debt securities	$15,742	$2,796	$3,071

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following table presents unrealized temporary losses on our AFS and HTM portfolio for periods less than 12 months and for 12 months or more. We recognized no OTTI charges on these unrealized loss positions. Refer to the Other-Than-Temporary Impairment Analysis in the following section for further discussion. In the tables below, in cases where the gross unrealized losses for an investment category are less than $1 million, the losses are not reported.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of June 30, 2019
U.S. Government & other government related	$—	$—	$3	$—	$3	$—
State or local housing agency	—	—	1	—	1	—
FFELP ABS	546	(2)	—	—	546	(2)
Residential MBS
GSE	6,791	(46)	87	—	6,878	(46)
Private label	—	—	5	—	5	—
Available-for-sale debt securities	$7,337	$(48)	$96	$—	$7,433	$(48)
As of December 31, 2018
U.S. Government & other government related	$—	$—	$3	$—	$3	$—
State or local housing agency	1	—	3	—	4	—
Residential MBS
GSE	5,573	(46)	48	(2)	5,621	(48)
Government guaranteed	31	—	—	—	31	—
Private label	—	—	5	—	5	—
Available-for-sale debt securities	$5,605	$(46)	$59	$(2)	$5,664	$(48)

Held-to-maturity debt securities
As of June 30, 2019
U.S. Government & other government related	$45	$—	$3	$—	$48	$—
State or local housing agency	2	—	—	—	2	—
Residential MBS
Government-guaranteed	60	—	43	—	103	—
Private label	—	—	526	(101)	526	(101)
Held-to-maturity debt securities	$107	$—	$572	$(101)	$679	$(101)
As of December 31, 2018
U.S. Government & other government related	$459	$—	$23	$(1)	$482	$(1)
State or local housing agency	—	—	2	—	2	—
Residential MBS
Government guaranteed	170	—	—	—	170	—
Private label	—	—	592	(114)	592	(114)
Held-to-maturity debt securities	$629	$—	$617	$(115)	$1,246	$(115)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment Analysis

We recognized no OTTI charges on HTM or AFS debt securities for the periods presented. We do not intend to sell these securities and we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis. We expect to recover the entire amortized cost basis.

The following table presents the changes in the cumulative amount of previously recorded OTTI credit losses on investment debt securities recognized into earnings for the reporting periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Beginning Balance	$435	$468	$442	$477
Reductions:
Securities sold, matured, or fully prepaid over the period	(1)	—	(1)	—
Increases in cash flows expected to be collected and recognized into interest income	(7)	(9)	(14)	(18)
Ending Balance	$427	$459	$427	$459

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

As of June 30, 2019	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$19,046	2.40%
One to two years	2,530	2.19%
Two to three years	3,321	2.45%
Three to four years	3,481	2.73%
Four to five years	10,257	2.51%
More than five years	12,144	2.51%
Par value	$50,779	2.46%

We have no allowance for credit losses on our advances. See Note 8 - Allowance for Credit Losses to the financial statements for further information related to our credit risk on advances.

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	June 30, 2019	December 31, 2018
Par value	$50,779	$52,606
Fair value hedging adjustments	334	30
Other adjustments	28	(8)
Advances	$51,141	$52,628

The following advance borrowers exceeded 10% of our advances outstanding:

As of June 30, 2019	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	21.7%
The Northern Trust Company	7,700		15.2%
BMO Harris Bank, National Association	5,975		11.8%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	June 30, 2019	December 31, 2018
Medium term (15 years or less)	$414	$334
Long term (greater than 15 years)	7,712	6,662
Unpaid principal balance	8,126	6,996
Net premiums, credit enhancement, and/or deferred loan fees	130	100
Fair value and economic hedging adjustments	10	8
MPF Loans held in portfolio, before allowance for credit losses	8,266	7,104
Allowance for credit losses on MPF Loans	(1)	(1)
MPF Loans held in portfolio, net	$8,265	$7,103
Conventional mortgage loans	$7,212	$6,062
Government Loans	914	934
Unpaid principal balance	$8,126	$6,996

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
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

As of	June 30, 2019	December 31, 2018
Conventional mortgage loans -
Individually evaluated for impairment	$30	$33
Collectively evaluated for impairment	7,348	6,155
Recorded investment	$7,378	$6,188
Allowance for credit losses - Collectively evaluated for impairment	$1	$1

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

	June 30, 2019			December 31, 2018
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$64	$35	$99	$59	$42	$101
Past due 60-89 days	16	11	27	17	14	31
Past due 90 days or more	29	14	43	31	19	50
Past due	109	60	169	107	75	182
Current	7,269	873	8,142	6,081	879	6,960
Recorded investment	$7,378	$933	$8,311	$6,188	$954	$7,142
In process of foreclosure	$10	$4	$14	$13	$6	$19
Serious delinquency rate	0.38%	1.57%	0.52%	0.51%	1.95%	0.70%
Past due 90 days or more and still accruing interest	$4	$15	$19	$5	$19	$24
Impaired loans without an allowance for credit losses and on nonaccrual status	30		30	33		33
Unpaid principal balance of impaired loans without an allowance for credit losses	32		32	36		36

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. As of June 30, 2019, based on credit analyses and collateral requirements, we have not recorded an allowance for credit losses on our over-the-counter derivative agreements. See Note 16 - Fair Value in our 2018 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been $6 million at June 30, 2019.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2018 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $373 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at June 30, 2019. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at June 30, 2019.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

	June 30, 2019			December 31, 2018
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$36,164	$41	$262	$35,549	$39	$261
Derivatives not in hedge accounting relationships-
Interest rate contracts	21,546	164	117	19,803	100	59
Other	1,118	4	2	619	1	1
Derivatives not in hedge accounting relationships	22,664	168	119	20,422	101	60
Gross derivative amount before netting adjustments and cash collateral	$58,828	209	381	$55,971	140	321
Netting adjustments and cash collateral		(199)	(367)		(134)	(305)
Derivatives on statements of condition		$10	$14		$6	$16
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$221			$203
Cash collateral received and related accrued interest	53			32

The following table presents the Noninterest income - Derivatives and hedging activities as presented in the Statements of Income. For fair value and cash flow hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness are recorded in Noninterest income for periods prior to January 1, 2019.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2019	2018	2019	2018
Fair value hedges - interest rate contracts		$(2)		$—
Cash flow hedges - interest rate contracts		—		1
Economic hedges -
Interest rate contracts	$(30)	6	$(35)	(1)
Other	3	(2)	5	(1)
Economic hedges	(27)	4	(30)	(2)
Variation margin on daily settled cleared derivatives	3	1	4	1
Noninterest income - Derivatives and hedging activities	$(24)	$3	$(26)	$—

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of June 30, 2019
Derivatives with legal right of offset -
Gross recognized amount	$153	$52	$205	$324	$54	$378
Netting adjustments and cash collateral	(150)	(49)	(199)	(317)	(50)	(367)
Derivatives with legal right of offset - net	3	3	6	7	4	11
Derivatives without legal right of offset	4	—	4	3	—	3
Derivatives on statements of condition	7	3	10	10	4	14
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	4	4
Net amount	$7	$3	$10	$10	$—	$10

As of December 31, 2018
Derivatives with legal right of offset -
Gross recognized amount	$107	$32	$139	$279	$41	$320
Netting adjustments and cash collateral	(102)	(32)	(134)	(273)	(32)	(305)
Derivatives with legal right of offset - net	5	—	5	6	9	15
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	6	—	6	7	9	16
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	9	9
Net amount	$6	$—	$6	$7	$—	$7

At June 30, 2019, we had $369 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative position. We had $260 million of comparable exposure at December 31, 2018.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no gain (loss) for hedges that no longer qualified as a fair value hedge. Additionally, the table indicates where fair value hedging results are classified in our statements of income. In this regard, the Amount Recorded in Net Interest Income column includes the following:

•	The amortization of closed fair value hedging adjustments, which were not material, are included in the interest income/expense line item of the respective hedged item type.

•	The effect of net interest settlements attributable to open derivative hedging instruments, which are recorded directly to the interest income/expense line item of the respective hedged item type.

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

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
Three months ended June 30, 2019
Available-for-sale debt securities	$(319)	$311		$(8)
Advances	(179)	189		10
Consolidated obligation bonds	128	(149)		(21)
Total	$(370)	$351		$(19)
Three months ended June 30, 2018
Available-for-sale debt securities	$12	$(14)	(2)	$(12)
Advances	23	(19)	4	5
MPF Loans held for portfolio	—	—	—	(1)
Consolidated obligation bonds	(25)	21	(4)	(14)
Total	$10	$(12)	$(2)	$(22)
Six months ended June 30, 2019
Available-for-sale debt securities	$(523)	$504		$(19)
Advances	(273)	295		22
Consolidated obligation bonds	232	(277)		(45)
Total	$(564)	$522		$(42)
Six months ended June 30, 2018
Available-for-sale debt securities	$49	$(51)	$(2)	$(30)
Advances	107	(101)	6	3
MPF Loans held for portfolio	—	—	—	(2)
Consolidated obligation bonds	(149)	145	(4)	(16)
Total	$7	$(7)	$—	$(45)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost basis of the hedged items. As of June 30, 2019 we did not have any active fair value hedges on our MPF Loans. The line for MPF Loans held for portfolio relates to discontinued closed fair value hedges that are being amortized over the remaining life of the loans.

As of June 30, 2019	Amortized cost of hedged asset/(liability)	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Cumulative amount of fair value hedging basis adjustments
Advances	$9,603	$334	$—	$334
Available-for-sale securities	9,843	652	1	653
MPF Loans held for portfolio	765	—	14	14
Consolidated obligation bonds	(20,988)	(83)	34	(49)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in LIBOR. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in LIBOR. The maximum length of time over which we are hedging this exposure is 10 years. We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $4 million as of June 30, 2019.

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

		Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Three months ended June 30, 2019
Discount notes		$(19)	$(7)
Bonds		—	(1)
Total		$(19)	$(8)

Six months ended June 30, 2019
Discount notes		$(32)	$(18)
Bonds		—	(1)
Total		$(32)	$(19)

	Ineffectiveness Recorded in Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
Three months ended June 30, 2018
Advances	$—	$—	$1
Discount notes	—	29	(29)
Bonds	—	—	(1)
Total	$—	$29	$(29)

Six months ended June 30, 2018
Advances	$—	$—	$1
Discount notes	1	88	(64)
Bonds	—	—	(1)
Total	$1	$88	$(64)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2019	December 31, 2018
Carrying Amount	$44,893	$43,166
Weighted Average Interest Rate	2.31%	2.28%

The following table presents maturities and contractual interest rates on our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of June 30, 2019	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$18,356	2.20%	$32,128
One to two years	7,082	2.23%	5,303
Two to three years	6,724	2.24%	2,840
Three to four years	4,616	2.62%	2,497
Four to five years	1,778	2.81%	534
Thereafter	5,322	3.22%	576
Total par value	$43,878	2.41%	$43,878

The following table presents consolidated obligation bonds outstanding by call feature:

As of	June 30, 2019	December 31, 2018
Noncallable	$26,267	$27,999
Callable	17,611	14,487
Par value	43,878	42,486
Fair value hedging adjustments	49	(227)
Other adjustments	14	(9)
Consolidated obligation bonds	$43,941	$42,250

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2019, and December 31, 2018. See Note 17 - Commitments and Contingencies in our 2018 Form 10-K for further details.

	June 30, 2019			December 31, 2018
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$620,902	$427,510	$1,048,412	$604,250	$427,367	$1,031,617
FHLB Chicago as primary obligor	43,878	45,015	88,893	42,486	43,280	85,766
As a percent of the FHLB System	7%	11%	8%	7%	10%	8%

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

	June 30, 2019		December 31, 2018
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$3,862	$5,664	$3,714	$5,547
Total regulatory capital ratio	4.00%	5.87%	4.00%	5.97%
Leverage capital	$4,828	$8,497	$4,643	$8,321
Leverage capital ratio	5.00%	8.80%	5.00%	8.96%
Risk-based capital	$1,098	$5,664	$1,111	$5,547

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS):

As of June 30, 2019	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Harris Bank, National Association	$269		13.4%	$—
The Northern Trust Company	247		12.3%	—
One Mortgage Partners Corp.	245	[a]	12.2%	245

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On July 25, 2019, our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.25% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2019. This dividend, including dividends on mandatorily redeemable capital stock, totaled $25 million and is scheduled for payment on August 15, 2019. Any future dividend determination by our Board will be at our Board's sole discretion and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	AOCI
Three months ended June 30, 2019
Beginning balance	$209	$(108)	$(33)	$(7)	$61
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(17)	7	(19)	—	(29)
Amounts reclassified in period to statements of income:
Net interest income	—	—	8		8
Noninterest expense				1	1
Ending balance	$192	$(101)	$(44)	$(6)	$41
Three months ended June 30, 2018
Beginning balance	$358	$(136)	$(89)	$(7)	$126
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(43)	8	29	(1)	(7)
Amounts reclassified in period to statements of income:
Net interest income	—	—	3		3
Ending balance	$315	$(128)	$(57)	$(8)	$122

Six months ended June 30, 2019
Beginning balance	$211	$(114)	$(31)	$(11)	$55
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(19)	13	(32)	4	(34)
Amounts reclassified in period to statements of income:
Net interest income	—	—	19	—	19
Noninterest expense				1	1
Ending balance	$192	$(101)	$(44)	$(6)	$41
Six months ended June 30, 2018
Beginning balance	$407	$(143)	$(147)	$(5)	$112
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(92)	15	88	(3)	8
Amounts reclassified in period to statements of income:
Net interest income	—	—	3		3
Noninterest income on derivatives and hedging activities	—	—	(1)		(1)
Ending balance	$315	$(128)	$(57)	$(8)	$122

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
June 30, 2019
Carried at amortized cost
Cash and due from banks	$27	$27	$27	$—	$—
Interest bearing deposits	1,155	1,155	1,155	—	—
Federal Funds sold and securities purchased under agreements to resell	13,065	13,065	—	13,065	—
Held-to-maturity debt securities	2,796	3,071	—	2,518	553
Advances	48,274	48,309	—	48,309	—
MPF Loans held in portfolio, net	8,261	8,430	—	8,423	7
Other assets	176	176	—	176	—
Carried at fair value on a recurring basis
Trading debt securities	3,981	3,981	—	3,981	—
Government related non-MBS, ABS, and MBS	15,704	15,704	—	15,704	—
Private label residential MBS	38	38	—	—	38
Available-for-sale debt securities	15,742	15,742	—	15,704	38
Advances - fair value option election	2,867	2,867	—	2,867	—
Derivative assets	10	10	—	209	—	$(199)
Other assets - held for sale at fair value	58	58	—	58	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	4	4	—	—	4
Other assets	1	1	—	—	1
Financial assets	96,417	$96,896	$1,182	$95,310	$603	$(199)
Other non financial assets	142
Assets	$96,559
Carried at amortized cost
Deposits	$(657)	$(657)	$—	$(657)	$—
Consolidated obligation discount notes	(44,893)	(44,894)	—	(44,894)	—
Consolidated obligation bonds	(40,708)	(40,912)	—	(40,912)	—
Mandatorily redeemable capital stock	(323)	(323)	(323)	—	—
Other liabilities	(176)	(176)	—	(176)	—
Carried at fair value on a recurring basis
Consolidated obligation bonds - fair value option	(3,233)	(3,233)	—	(3,233)	—
Derivative liabilities	(14)	(14)	—	(381)	—	$367
Financial liabilities	(90,004)	$(90,209)	$(323)	$(90,253)	$—	$367
Other non financial liabilities	(1,173)
Liabilities	$(91,177)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
December 31, 2018
Carried at amortized cost
Cash and due from banks	$28	$28	$28	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	10,604	10,604	—	10,604	—
Held-to-maturity debt securities	3,213	3,492	—	2,870	622
Advances	51,603	51,615	—	51,615	—
MPF Loans held in portfolio, net	7,096	7,091	—	7,085	6
Other assets	190	190	—	190	—
Carried at fair value on a recurring basis
Trading debt securities	3,478	3,478	—	3,478	—
Government related non-MBS, ABS, and MBS	14,573	14,573	—	14,573	—
Private label residential MBS	41	41	—	—	41
Available-for-sale debt securities	14,614	14,614	—	14,573	41
Advances - fair value option election	1,025	1,025	—	1,025	—
Derivative assets	6	6	—	140	—	$(134)
Other assets - held for sale at fair value	108	108	—	108	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7	—	—	7
Other assets	1	1	—	—	1
Financial assets	92,748	$93,034	$803	$91,688	$677	$(134)
Other non financial assets	109
Assets	$92,857
Carried at amortized cost
Deposits	(551)	(551)	—	(551)	—
Consolidated obligation discount notes	(42,174)	(42,170)	—	(42,170)	—
Consolidated obligation bonds	(39,898)	(39,895)	—	(39,895)	—
Mandatorily redeemable capital stock	(313)	(313)	(313)	—	—
Other liabilities	(153)	(153)	—	(153)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(992)	(992)	—	(992)	—
Consolidated obligation bonds - fair value option	(2,352)	(2,352)	—	(2,352)	—
Derivative liabilities	(16)	(16)	—	(321)	—	305
Financial liabilities	(86,449)	$(86,442)	$(313)	$(86,434)	$—	$305
Other non financial liabilities	(1,119)
Liabilities	$(87,568)

We had no transfers between levels for the periods shown.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Advances	$24	$(1)	$34	$(10)
Other assets	—	(2)	—	(5)
Consolidated obligation bonds	(7)	(7)	(15)	(2)
Noninterest income - Instruments held under fair value option	$17	$(10)	$19	$(17)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	June 30, 2019		December 31, 2018
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$2,841	$3,215	$1,037	$2,358
Fair value over (under) UPB	26	18	(12)	(6)
Fair value	$2,867	$3,233	$1,025	$2,352

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	June 30, 2019				December 31, 2018
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$30	$—		$30	$114	$—		$114
Member standby letters of credit	18,115	7,675	[a]	25,790	19,971	4,335	[a]	24,306
Housing authority standby bond purchase agreements	140	314		454	84	289		373
Advance commitments	66	20		86	267	7		274
MPF delivery commitments	688	—		688	336	—		336
Other	1	—		1	3	—		3
Commitments	$19,040	$8,009		$27,049	$20,775	$4,631		$25,406

[a]	Contains $5.0 billion and $1.7 billion of member standby letters of credit as of June 30, 2019, and December 31, 2018, which were renewable annually.

For a description of defined terms see Note 17 - Commitments and Contingencies to the financial statements in our 2018 Form 10-K.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

As of	June 30, 2019	December 31, 2018
Assets - Advances	$704	$665
Liabilities - Deposits	7	6
Equity - Capital Stock	31	27

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Selected statements of condition data
Investments [a]	$36,739	$35,394	$32,684	$29,841	$36,048
Advances	51,141	50,776	52,628	54,667	54,468
MPF Loans held in portfolio, net	8,265	7,578	7,103	6,439	5,779
Total assets	96,559	94,122	92,857	91,410	96,731
Consolidated obligation discount notes, net	44,893	39,639	43,166	37,674	43,007
Consolidated obligation bonds, net	43,941	47,047	42,250	46,232	46,854
Mandatorily redeemable capital stock recorded as a liability	323	315	313	313	314
Capital stock	1,678	1,660	1,698	1,718	1,805
Retained earnings	3,663	3,608	3,536	3,488	3,428
Total capital	5,382	5,329	5,289	5,324	5,355
Other selected data at period end
Member standby letters of credit outstanding	$25,790	$23,410	$24,306	$22,715	$21,587
MPF Loans par value outstanding - FHLB System [b]	62,574	60,236	58,820	56,687	54,572
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	15,631	14,961	14,522	13,858	13,189
FHLB system consolidated obligations par value outstanding	1,048,412	1,010,895	1,031,617	1,019,098	1,059,859
Number of members	695	703	705	711	719
Total employees (full and part time)	477	472	468	469	462
Selected statements of income data
Net interest income after provision for credit losses	$116	$118	$130	$127	$132
Noninterest income	21	18	1	6	9
Noninterest expense	52	50	56	47	46
Net income	76	77	67	77	85
Other selected MPF data during the periods [b]
MPF Loans par value amounts funded - FHLB System	$4,480	$2,788	$3,600	$3,968	$3,555
Quarterly number of PFIs funding MPF products - FHLB System	753	729	750	761	767
MPF Loans par value amounts funded - FHLB Chicago PFIs	$1,224	$771	$1,037	$1,119	$892
Quarterly number of PFIs funding MPF products - FHLB Chicago	189	176	184	180	184
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	5.87%	5.93%	5.97%	6.04%	5.73%
Market value of equity to book value of equity	105%	105%	105%	105%	106%
Primary mission asset ratio [c]	72.9%	73.2%	71.1%	70.7%	69.9%
Dividend rate class B1 activity stock-period paid	5.00%	5.00%	4.50%	4.25%	4.00%
Dividend rate class B2 membership stock-period paid	2.25%	2.00%	1.80%	1.70%	1.60%
Return on average assets	0.31%	0.32%	0.28%	0.33%	0.36%
Return on average equity	5.30%	5.60%	4.93%	5.82%	6.42%
Average equity to average assets	5.85%	5.71%	5.68%	5.67%	5.61%
Net yield on average interest-earning assets	0.49%	0.50%	0.56%	0.55%	0.56%
Return on average Regulatory Capital spread to three month LIBOR index	2.81%	2.86%	2.10%	3.24%	3.90%
Cash dividends-period paid	$21	$21	$19	$17	$15
Dividend payout ratio-period paid	28%	27%	28%	22%	18%

[a]	Includes investment debt securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]	Includes all MPF products, on and off our balance sheet. See Mortgage Partnership Finance Program on page 7 in our 2018 Form 10-K.

[c]	Annual average year to date basis. See Mission Asset Ratio on page 5 in our 2018 Form 10-K for more information.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Forward-Looking Information

Statements contained in this report, including statements describing the plans, objectives, projections, estimates, or future predictions of management, statements of belief, or any statements of assumptions underlying the foregoing, may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “expects,” “could,” "plans," “estimates,” “may,” “should,” “will,” their negatives, or other variations of these terms. We caution that, by their nature, forward-looking statements involve risks and uncertainties related to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in these forward-looking statements and could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•
membership changes, including the loss of members through mergers and consolidations or through regulatory requirements; changes in the financial health of our members, including the resolution of some members; risks related to expanding our membership to include more institutions with regulators and resolution processes with which we have less experience;

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

•	uncertainties relating to the potential phase-out of the London Interbank Offered Rate (LIBOR);

•
political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and related regulations and proposals and legislation related to housing finance and GSE reform; changes by our regulator or changes affecting our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 (Housing Act) or as may otherwise be issued by our regulator; the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2019 Financial Highlights

•	Advances outstanding decreased $1.5 billion to $51.1 billion at June 30, 2019, down from $52.6 billion at December 31, 2018.

•	MPF Loans held in portfolio increased to $8.3 billion at June 30, 2019, up from $7.1 billion at December 31, 2018, due mainly to strong loan origination activity as mortgage rates have declined.

•	Total investment debt securities increased 6% to $22.5 billion at June 30, 2019, up from $21.3 billion at December 31, 2018, as purchases exceeded paydowns and maturities.

•	Total assets increased to $96.6 billion as of June 30, 2019, compared to $92.9 billion as of December 31, 2018, due mainly to growth in the Bank’s liquidity portfolio.

•	The Bank recorded net income of $76 million in the second quarter of 2019, down from $85 million in the second quarter of 2018.

•
Net interest income for the second quarter of 2019 was $116 million, down from $132 million for the second quarter of 2018, primarily due to the Bank’s higher-earning legacy investment portfolio continuing to pay down, increases in the Bank’s lower-yielding liquidity portfolio, and funding the Bank’s statement of condition with debt at higher rates than the same period last year.

•
In the second quarter of 2019, noninterest income was $21 million, up $12 million from $9 million for the second quarter of 2018, primarily due to unrealized gains on the Bank’s trading securities portfolio, net gains from financial instruments for which the Bank has elected the fair value option and the derivatives economically hedging such instruments, and an increase in fee income earned for services provided relating to the MPF Program.

•	The Bank remained in compliance with all of its regulatory capital requirements as of June 30, 2019.

•	Letters of credit commitments increased to $25.8 billion at June 30, 2019, up from $24.3 billion at December 31, 2018.

Summary and Outlook

Second Quarter 2019 Dividend

On July 25, 2019, the Board of Directors of the Bank approved maintaining the dividend declared in the first quarter of 2019 on the Class B1 activity stock and the Class B2 membership stock. Based on the Bank’s preliminary financial results for the second quarter of 2019, the Board of Directors declared a dividend of 5.00% (annualized) for Class B1 activity stock and a dividend of 2.25% (annualized)for Class B2 membership stock. The Bank pays a higher dividend per share on Class B1 activity stock to recognize members who use the Bank's advances and, thereby, support the entire cooperative. The higher dividend received on Class B1 activity stock has the effect of lowering members’ borrowing costs.

MPF Loan Growth Continues to Rise; Advances and Letters of Credit Activity Remains Strong

Members’ use of the MPF Program continued to see strong growth in the second quarter of 2019. MPF Loans held in portfolio totaled $8.3 billion at the end of the second quarter of 2019, up $1.2 billion from year-end 2018. In addition, the number of Bank PFIs added to the MPF Program continued to grow during the second quarter of 2019. At the end of the second quarter of 2019, advances outstanding totaled $51.1 billion, down $1.5 billion from year-end 2018, and letters of credit totaled $25.8 billion, up $1.5 billion from year-end 2018.

Changes to Maximize Member Collateral Value Implemented this Month

Optimizing members’ collateral value is integral to maximizing members’ borrowing capacity with the Bank. Over the past few years, the Bank has expanded collateral classes that can be pledged, looked for ways to enhance and improve collateral margins in a safe and sound manner, and taken steps to make the pledging process easier for members. On July 1, 2019, the Bank implemented new enhancements intended to further optimize members’ collateral value. In particular, the Bank began providing value to certain categories of collateral that were previously considered ineligible.

By the Numbers: 2019 Competitive AHP Round

The 2019 competitive Affordable Housing Program (AHP) round closed on Friday, June 14, with 71 applications received requesting approximately $42.6 million to support the construction, acquisition, and/or rehabilitation of 4,403 housing units. The Bank expects to award approximately $23.8 million in early December.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variances

	June 30, 2019			June 30, 2018			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$20,280	$184	3.63%	$17,750	$172	3.88%	$23	$(11)	$12
Advances	55,550	362	2.61%	56,953	285	2.00%	(10)	87	77
MPF Loans held in portfolio	7,860	78	3.97%	5,517	60	4.35%	23	(5)	18
Federal funds sold and securities purchased under agreements to resell	11,658	70	2.40%	12,638	54	1.71%	(6)	22	16
Other interest bearing assets	1,405	9	2.56%	1,200	6	2.00%	1	2	3
Interest bearing assets	96,753	703	2.91%	94,058	577	2.45%	18	108	126
Noninterest bearing assets	1,738			764
Total assets	98,491			94,822

Consolidated obligation discount notes	44,892	280	2.49%	40,816	205	2.01%	26	49	75
Consolidated obligation bonds	45,933	300	2.61%	47,541	233	1.96%	(10)	77	67
Other interest bearing liabilities	899	7	3.11%	876	7	3.20%	—	—	—
Interest bearing liabilities	91,724	587	2.56%	89,233	445	1.99%	15	127	142
Noninterest bearing liabilities	1,059			235
Total liabilities	92,783			89,468

Net yield interest earning assets	$96,753	$116	0.48%	$94,058	$132	0.56%	$3	$(19)	$(16)

For the six months ended
Investment debt securities	$19,914	$364	3.66%	$18,092	$335	3.70%	$33	$(4)	$29
Advances	55,468	720	2.60%	54,895	499	1.82%	7	214	221
MPF Loans held in portfolio	7,599	154	4.05%	5,372	115	4.28%	45	(6)	39
Federal funds sold and securities purchased under agreements to resell	11,386	137	2.41%	12,305	98	1.59%	(11)	50	39
Other interest bearing assets	1,113	14	2.52%	1,208	10	1.66%	(1)	5	4
Interest bearing assets	95,480	1,389	2.91%	91,872	1,057	2.30%	52	280	332
Noninterest bearing assets	1,701			716
Total assets	97,181			92,588

Consolidated obligation discount notes	45,042	561	2.49%	41,899	388	1.85%	39	134	173
Consolidated obligation bonds	44,454	579	2.60%	44,358	402	1.81%	2	175	177
Other interest bearing liabilities	892	15	3.36%	864	11	2.55%	1	3	4
Interest bearing liabilities	90,388	1,155	2.56%	87,121	801	1.84%	40	314	354
Noninterest bearing liabilities	1,190			244
Total liabilities	91,578			87,365

Net yield interest earning assets	$95,480	$234	0.49%	$91,872	$256	0.56%	$10	$(32)	$(22)

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

•
Interest income from investment debt securities increased due to increases in volume. Subject to FHFA regulatory limits as discussed in Investments on page 10 in our 2018 Form 10-K, we began making investments in MBS in June 2018.

•	Interest income from advances increased primarily due to the higher interest rate environment.

•
Interest income from MPF Loans held in portfolio increased due to higher volumes, as new MPF loan purchases continued to outpace paydown and maturity activity mainly due to strong loan origination activity as mortgage rates have declined. In addition, increased utilization by our PFIs and the addition of new Bank PFIs to the MPF Program continue to contribute to higher volume in our MPF Loans held in portfolio. Rates on MPF Loans declined slightly as the most seasoned loans, and highest rate loans, in our portfolio pay down and are replaced by lower rate loans.

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

•	For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on the following page.

Noninterest Income

Three months ended June 30,	Six months ended June 30,
2019	2018	2019	2018
Noninterest income -
Trading securities	15	4	$23	$3
Derivatives and hedging activities	$(24)	$3	(26)	—
Instruments held under fair value option	17	(10)	19	(17)
MPF fees,	6	,	6	,	13	and	12	from other FHLBs	9	7	17	15
Other, net	4	5	6	8
Noninterest income	$21	$9	$39	$9

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Maturities and unrealized gains in our trading securities, unrealized gains in instruments held under the fair value option, and the derivatives economically hedging such instruments, were the most significant drivers of our increase in noninterest income over the periods presented, offset in part by an overall loss in derivatives and hedging activities. The corresponding gains and losses were primarily attributable to the decline in market interest rates in the second quarter of 2019.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details the effect of these transactions on our statements of income.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended June 30, 2019
Recorded in net interest income	$10	$(10)	$(1)	$(7)	$(19)	$—	$(27)
Recorded in derivatives & hedging activities	(30)	(12)	10	—	5	3	(24)
Recorded in trading securities	—	15	—	—	—	—	15
Recorded on instruments held under fair value option	24	—	—	—	(7)	—	17
Total net effect gain (loss) of hedging activities	$4	$(7)	$9	$(7)	$(21)	$3	$(19)

Three months ended June 30, 2018
Recorded in net interest income	$6	$(12)	$(1)	$(29)	$(15)	$—	$(51)
Recorded in derivatives & hedging activities	8	(1)	(1)	—	(4)	1	3
Recorded in other, net	—	3	—	—	—	—	3
Recorded on instruments held under fair value option	(1)	—	—	—	(9)	—	(10)
Total net effect gain (loss) of hedging activities	$13	$(10)	$(2)	$(29)	$(28)	$1	$(55)

Six months ended June 30, 2019
Recorded in net interest income	$24	$(18)	$(1)	$(18)	$(44)	$—	$(57)
Recorded in derivatives & hedging activities	(41)	(17)	14	3	11	4	(26)
Recorded in trading securities	—	23	—	—	—	—	23
Recorded on instruments held under fair value option	34	—	—	—	(15)	—	19
Total net effect gain (loss) of hedging activities	$17	$(12)	$13	$(15)	$(48)	$4	$(41)

Six months ended June 30, 2018
Recorded in net interest income	$4	$(30)	$(2)	$(64)	$(17)	$—	$(109)
Recorded in derivatives & hedging activities	22	—	(2)	1	(21)	—	—
Recorded in other, net	—	3	—	—	—	—	3
Recorded on instruments held under fair value option	(10)	—	(4)	—	(3)	—	(17)
Total net effect gain (loss) of hedging activities	$16	$(27)	$(8)	$(63)	$(41)	$—	$(123)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume based fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off balance sheet MPF Loan products and other related transaction fees. These fees are designed to offset a portion of the expenses we incur to administer the program for them. We had a slight increase in fee income for 2019 compared to 2018.

Other, net

Other, net consists primarily of fee income earned on member standby letter of credit products, as noted in Item 2. Selected Financial Data.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Compensation and benefits	$27	$28	$55	$52
Operating expenses	23	17	43	32
Other	2	1	4	4
Noninterest expense	$52	$46	$102	$88

The following analysis and comparisons apply to the periods presented in the above table.  As noted in Noninterest Income on page 41, we earned $9 million, $7 million, $17 million, and $15 million, in MPF fees from the MPF Program for each period presented. Our costs relating to the MPF fees earned are included in the relevant items within noninterest expense above. These costs were $9 million, $8 million, $17 million, and $16 million, for each period presented above.

Compensation and benefits increased primarily due to increased employee headcount and increases in salaries and incentive compensation expenses. We had 477 employees as of June 30, 2019, compared to 462 as of June 30, 2018.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,		Balance remaining in AOCI as of
	2019	2018	2019	2018	June 30, 2019
Net unrealized gain (loss) available-for-sale debt securities	$(17)	$(43)	$(19)	$(92)	$192
Noncredit OTTI held-to-maturity debt securities	7	8	13	15	(101)
Net unrealized gain (loss) cash flow hedges	(11)	32	(13)	90	(44)
Postretirement plans	1	(1)	5	(3)	(6)
Other comprehensive income (loss)	$(20)	$(4)	$(14)	$10	$41

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our available-for-sale (AFS) portfolio for 2019 is attributable to the reversal of net unrealized gains from prior reporting periods as these securities approach maturity (since we expect to receive par value at maturity). The smaller unrealized loss during 2019 compared to 2018 resulted from decreases in market interest rates for 2019. As of June 30, 2019, we still had a sizable net unrealized gain balance remaining in AOCI attributable to our AFS portfolio that we expect to reverse over the remaining life of these securities.

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

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for 2019 resulted from a decrease in overall market interest rates for 2019.

We did not recognize any instrument-specific credit risk in our statements of comprehensive income as of June 30, 2019 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	June 30, 2019	December 31, 2018
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$14,247	$11,407
Investment debt securities	22,519	21,305
Advances	51,141	52,628
MPF Loans held in portfolio, net of allowance for credit losses	8,265	7,103
Other	387	414
Assets	96,559	92,857

Consolidated obligation discount notes	44,893	43,166
Consolidated obligation bonds	43,941	42,250
Other	2,343	2,152
Liabilities	91,177	87,568
Capital stock	1,678	1,698
Retained earnings	3,663	3,536
Accumulated other comprehensive income (loss)	41	55
Capital	5,382	5,289
Total liabilities and capital	$96,559	$92,857

The following is an analysis of the above table and comparisons apply to June 30, 2019 compared to December 31, 2018.

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

We increased the amounts of these liquid assets in 2019, maintaining a sufficient pool of liquidity to fund anticipated current advances and letters of credit demand of our members.

Investment Debt Securities

Investment debt securities slightly increased due to purchases in our trading, AFS, and HTM securities portfolio in 2019. This increase was offset by declines in our Treasury and MBS/ABS securities in our trading, AFS, and HTM portfolios that matured or paid down. We resumed making investments in MBS securities starting in June 2018, as noted in Results of Operations on page 40 and 41.

Advances

Advance balances declined slightly at the end of second quarter 2019 compared to year end 2018. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased as new-purchase volume continued to outpace paydown and maturity activity mainly due to strong loan origination activity as mortgage rates have declined. In addition, increased utilization by our PFIs and the addition of new Bank PFIs to the MPF Program continue to contribute to higher volume in our MPF Loans held in portfolio. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending June 30, 2019, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 48 in our 2018 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.4 billion of total assets. As of June 30, 2019, our overnight liquidity was $19.3 billion or 20% of total assets, giving us an excess overnight liquidity of $15.9 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2019, we had excess liquidity of $52.3 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $26.1 billion as of June 30, 2019. As discussed on page 49 in the Liquidity, Funding, & Capital Resources section of our 2018 Form 10-K, this Contingent Liquidity regulation is scheduled to be rescinded as of January 1, 2020 in light of the Liquidity AB (as discussed below).

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

	MPF Loans Held in Portfolio	Investment Debt Securities
As of June 30, 2019		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,897	$2,896	$1,771
After one year through five years	3,510	2,244	940
After five years through ten years	1,552	5,755	297
After ten years	1,167	3,898	75
Total	$8,126	$14,793	$3,083

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 23 of the Risk Factors section in our 2018 Form 10-K.

Funding

Conditions in Financial Markets

In the second quarter of 2019, the ten-year treasury rate fell 40 basis points to 2.01 percent due to fears of slowing U.S. and international growth. In the second quarter of 2019, the Federal Open Market Committee (FOMC) did not alter the target range for the Federal Funds rate, which it last increased from 2.25 to 2.50 percent in December 2018. However, on July 31, 2019, the FOMC lowered the target range for the Federal Funds rate to 2.00 to 2.25 percent. This is the first time the FOMC has reduced the benchmark interest rate since 2008.

We maintained ready access to funding during the second quarter of 2019.

In July 2017, the United Kingdom's Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., announced its intention to cease sustaining the LIBOR indices after 2021. In response, the Federal Reserve Board (FRB) and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC has identified the Secured Overnight Financing Rate (SOFR) as its recommended alternative rate. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018 and the FHLB System issued its first SOFR-linked debt in the market on November 13, 2018. In January 2019, we participated in our first SOFR-indexed bond issuance and in February 2019, we began offering our first SOFR-linked advance. Many of our assets and liabilities are indexed to LIBOR and we are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate. For further discussion of the risks related to the replacement of LIBOR, see page 24 of the Risk Factors section in our 2018 Form 10-K. In addition, we have developed an initial LIBOR transition action plan and convened a project team to implement the transition, which is led by a senior executive and comprised of representatives from various areas across the Bank. Our Asset-Liability Management Committee (ALCO) is the management committee that is responsible for overseeing the transition from LIBOR.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash flows from operating activities

Six months ended June 30,	2019	2018
Net cash provided by (used in) operating activities	$(291)	$235

The decrease in net cash provided by operating activities resulted primarily from an increase in cash outflows related to the settlement of derivatives and hedging activities, the result of declining long term market rates in 2019 compared to rising rates in 2018.

Cash flows from investing activities with significant activity

Six months ended June 30,	2019	2018
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits)	$(2,841)	$(4,609)
Investment debt securities	(665)	(625)
Advances	1,826	(6,495)
MPF Loans held in portfolio	(1,166)	(592)
Other	7	8
Net cash provided by (used in) investing activities	$(2,839)	$(12,313)

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

•	Net purchases of investment debt securities was relatively unchanged from 2018, as we achieved key liquidity, MBS, and mission asset ratios.

•
Our advances outstanding declined in 2019 due to reduced member demand for wholesale funding.  Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member.  In 2018, member demand for wholesale funding increased.

•
Investment in MPF Loans increased in 2019 compared to 2018 mainly due to strong loan origination activity as mortgage rates have declined. In addition, increased utilization by our PFIs and the addition of new Bank PFIs to the MPF Program continue to contribute to higher volume in our MPF Loans held in portfolio.

Cash flows from financing activities with significant activity

Six months ended June 30,	2019	2018
Consolidated obligation discount notes	$1,683	$1,801
Consolidated obligation bonds	1,390	9,873
Capital stock	(10)	364
Other	66	27
Net cash provided by (used in) financing activities	$3,129	$12,065

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from our discount notes and bonds were primarily utilized to fund our investing activities as noted above. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below.

•
Net issuances of shorter termed discount notes were relatively unchanged as our investments in liquid assets and investment debt securities remained relatively steady in 2019 to date as noted in investing activities above.

•	We issued less longer termed bonds in 2019 compared to 2018 primarily due to reduced advances to members as noted in investing activities above.

•	Capital stock net issuances decreased as members needed less capital stock to support their advance borrowings.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

Under our Capital Plan, our Board of Directors may set a threshold of between $10,000 and $75 million on the amount of Class B2 membership stock that would otherwise be held for membership if a member has advances outstanding that have an activity stock requirement in excess of the threshold amount. In that case, the amount of Class B2 membership stock that exceeds such threshold and is necessary to support advance activity is automatically converted into Class B1 activity stock. That threshold is currently set at $10,000, which means that we will convert to Class B1 activity capital stock any capital stock supporting advances that exceeds $10,000.

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

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of June 30, 2019, and December 31, 2018, RCAP advances outstanding total $23.1 billion to 154 members and $23.4 billion to 149 members, respectively. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

	June 30, 2019	December 31, 2018
Capital Stock	$1,678	$1,698
MRCS	323	313
Regulatory capital stock	2,001	2,011
Retained earnings	3,663	3,536
Regulatory capital	$5,664	$5,547

Capital stock	$1,678	$1,698
Retained earnings	3,663	3,536
Accumulated other comprehensive income (loss)	41	55
GAAP capital	$5,382	$5,289

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

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On July 25, 2019, our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.25% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2019. This dividend, including dividends on mandatorily redeemable capital stock, totaled $25 million and is scheduled for payment on August 15, 2019.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Credit Risk Management

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Credit Risk starting on page 62 in our 2018 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $50.8 billion were advances (par value) and $25.8 billion were letters of credit at June 30, 2019, compared to $52.6 billion and $24.3 billion at December 31, 2018.

	June 30, 2019			December 31, 2018
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	498	$76,164	$133,070	509	$76,456	$130,791
4	2	518	584	2	504	536
5	11	116	184	11	126	193
Total	511	$76,798	$133,838	522	$77,086	$131,520
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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

As of June 30, 2019	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$1,155	$1,155
Fed Funds Sold	1,500	1,495	2,995
Total Domestic U.S.	1,500	2,650	4,150
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	1,500	—	1,500
Austria	—	300	300
Canada	—	2,225	2,225
Finland	520	—	520
France	—	1,400	1,400
Netherlands	—	375	375
Norway	500	—	500
Sweden	—	700	700
Total U.S. branches and agency offices of foreign commercial banks	2,520	5,000	7,520
Total unsecured credit exposure	$4,020	$7,650	$11,670

All $11.670 billion of the unsecured credit exposure shown in the above table were overnight investments.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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
As of June 30, 2019
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
Cleared derivatives	$2	$—	$315	$317
Overcollateralized liability positions -
Bilateral derivatives -
A	(109)	113	—	4
Cleared derivatives	(4)	—	58	54
Nonmember counterparties	(111)	113	373	375
Member institutions	4	—	—	4
Total	$(107)	$113	$373	$379

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

CFTC Advisory on Initial Margin Documentation Requirements.
On July 9, 2019, the Commodity Futures Trading Commission ("CFTC") issued an advisory (the "Advisory") on its Margin Requirements for Uncleared Swaps for Swap Dealers and Major Swap Participants (the "Margin Rules"), to clarify that documentation governing the posting, collection, and custody of initial margin is not required to be completed until such time as the initial margin amount exceeds an aggregate unmargined exposure threshold of $50 million. The Margin Rules provide that covered swap entities under the Margin Rules, or non-prudentially regulated swap dealers, are required to post and collect initial margin with counterparties that are swap dealers or financial end users with material swaps exposure, as defined under the rule. The Margin Rules contain, however, an initial margin threshold amount of $50 million between a covered swap entity (and its margin affiliates) on one hand, and its counterparty (and its margin affiliates) on the other hand. The Advisory clarifies that no initial margin documentation is required until the amount of initial margin exchangeable between a covered swap entity (and its margin affiliates) and its counterparty (and its margin affiliates) exceeds the initial margin threshold amount of $50 million. The Advisory does, however, instruct covered swap entities to closely monitor initial margin amounts if they are approaching the $50 million initial margin threshold and to take appropriate steps to ensure that the required documentation is in place at such time as the threshold is reached. The Advisory may apply to certain Bank counterparties, and the Bank is closely monitoring its initial margin thresholds on a counterparty-by-counterparty basis and is evaluating the anticipated impact of the Advisory on its documentation requirements.
SEC Final Rule on Auditor Independence with Respect to Certain Loans or Debtor-Creditor Relationships.
On July 5, 2019, the SEC published a final rule, effective October 3, 2019 ("Final Rule"), that adopts amendments to its auditor independence rules to modify the analysis that must be conducted to determine whether an auditor is independent when the auditor has a lending relationship with certain shareholders of an audit client at any time during an audit or professional engagement period. The Final Rule, among other things, focuses the analysis on beneficial ownership rather than on both record and beneficial ownership; replaces the existing ten percent bright-line shareholder ownership test with a “significant influence” test; and, adds a “known through reasonable inquiry” standard with respect to identifying beneficial owners of the audit client’s equity securities.
Under the existing rule on debtor-creditor relationships, the independence of an accounting firm generally could be called into question if it or a covered person in the accounting firm receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.”
The Final Rule replaces the existing ten percent bright-line test with a significant influence test similar to that referenced in other SEC rules and based on concepts applied in the Financial Accounting Standards Board ASC Topic 323. Under the Final Rule, with certain exceptions, the receipt of loans from the beneficial owners of an audit client’s equity securities where such beneficial owner has significant influence over the audit client would impair the independence of the auditor. The analysis, which will be based on the facts and circumstances, will focus on whether the beneficial owners of an audit client’s equity securities have the ability to exercise significant influence over the operating and financial policies of an audit client.
The Bank continues to analyze the potential impact of the Final Rule but currently expects the rule to resolve the matters discussed in Item 9B - Other Information in the Bank's 2018 Annual Report on Form 10-K .

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

	June 30, 2019		December 31, 2018
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$78	$(450)	$27	$(450)
-100 bp	46	(200)	7	(200)
-50 bp	12	(90)	12	(90)
-25 bp	4	(45)	9	(45)
+25 bp	(4)	(45)	(12)	(45)
+50 bp	(13)	(90)	(27)	(90)
+100 bp	(42)	(200)	(62)	(200)
+200 bp	(142)	(450)	(159)	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of June 30, 2019	$—	$—	$(3)	(20)	$—
As of December 31, 2018	—	(1)	(2)	(16)	—

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

As of June 30, 2019, our sensitivity to changes in implied volatility was zero. At December 31, 2018, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

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

	Duration of equity
Scenario as of	Down 200 bps	Base	Up 200 bps
June 30, 2019	2.4	0.2	2.0
December 31, 2018	1.1	0.7	1.9

As of June 30, 2019, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $288 million, and our market value of equity to book value of equity ratio was 105%, compared to $294 million and 105% at December 31, 2018. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

Federal Home Loan Bank of Chicago

Item 6. Exhibits.

3.1	Bylaws of the Federal Home Loan Bank of Chicago, as restated and effective June 4, 2019

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		Name:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	August 8, 2019	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 8, 2019	(Principal Financial Officer and Principal Accounting Officer)

S-1