Form 10-Q
period 2019-09-30
Federal Home Loan Bank of Chicago
filed 2019-11-07
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of September 30, 2019, including mandatorily redeemable capital stock, registrant had 21,702,727 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

									September 30, 2019	December 31, 2018
Assets
Cash and due from banks									$65	$28
Interest bearing deposits									1,255	775
Federal Funds sold									8,751	7,704
Securities purchased under agreements to resell									2,600	2,900
Investment debt securities -
Trading,	471	and	269	pledged					4,496	3,478
Available-for-sale									16,214	14,614
Held-to-maturity,		2,422		and	3,492	fair value			2,159	3,213
Investment debt securities									22,869	21,305
Advances,	2,900		and	1,025	carried at fair value				57,629	52,628
MPF Loans held in portfolio, net of					(1)	and	(1)	allowance for credit losses	9,004	7,103
Derivative assets									11	6
Other assets,		88	and	108	carried at fair value				359	408
Assets									$102,543	$92,857

Liabilities
Deposits -
Noninterest bearing									$223	$54
Interest bearing,		16	and	29	from other FHLBs				809	497
Deposits									1,032	551
Consolidated obligations, net -
Discount notes,		0	and	992		carried at fair value			47,647	43,166
Bonds,	6,639	and	2,352	carried at fair value					46,738	42,250
Consolidated obligations, net									94,385	85,416
Derivative liabilities									18	16
Affordable Housing Program assessment payable									83	84
Mandatorily redeemable capital stock									324	313
Other liabilities									1,155	1,188
Liabilities									96,997	87,568
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,			16	and	15	million shares issued and outstanding			1,645	1,476
Class B2 membership stock,				2	and	2	million shares issued and outstanding		201	222
Capital stock - putable,				$100	and	$100	par value per share		1,846	1,698
Retained earnings - unrestricted									3,163	3,023
Retained earnings - restricted									559	513
Retained earnings									3,722	3,536
Accumulated other comprehensive income (loss) (AOCI)									(22)	55
Capital									5,546	5,289
Liabilities and capital									$102,543	$92,857

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(U.S. Dollars in millions)

Three months ended September 30,	Nine months ended September 30,
2019	2018	2019	2018
Interest income	$662	$603	$2,051	$1,660
Interest expense	549	477	1,704	1,278
Net interest income	113	126	347	382
Provision for (reversal of) credit losses	—	(1)	—	(1)
Net interest income after provision for (reversal of) credit losses	113	127	347	383

Noninterest income -
Trading securities	(3)	5	20	8
Derivatives and hedging activities	(5)	(5)	(31)	(5)
Instruments held under fair value option	24	(3)	43	(20)
MPF fees,	8	,	6	,	21	and	18	from other FHLBs	10	9	27	24
Other, net	3	—	9	8
Noninterest income	29	6	68	15

Noninterest expense -
Compensation and benefits	27	26	82	78
Operating expenses	23	20	66	52
Other	4	1	8	5
Noninterest expense	54	47	156	135

Income before assessments	88	86	259	263

Affordable Housing Program	9	9	27	27

Net income	$79	$77	$232	$236

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$79	$77	$232	$236

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(61)	(32)	(80)	(124)
Noncredit OTTI held-to-maturity debt securities	7	7	20	22
Net unrealized gain (loss) cash flow hedges	(4)	25	(17)	115
Postretirement plans	(5)	(4)	—	(7)
Other comprehensive income (loss)	(63)	(4)	(77)	6

Comprehensive income	$16	$73	$155	$242

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
June 30, 2019	14	$1,394	3	$284	$3,120	$543	$3,663	$41	$5,382
Comprehensive income					63	16	79	(63)	16
Proceeds from issuance of capital stock	6	611	—	12					623
Repurchases of capital stock	—	—	(5)	(455)					(455)
Transfers between classes of capital stock	(4)	(360)	4	360
Cash dividends - class B1					(19)		(19)		(19)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(1)		(1)		(1)
Class B2 annualized rate				2.25%
Total change in period	2	251	(1)	(83)	43	16	59	(63)	164
September 30, 2019	16	$1,645	2	$201	$3,163	$559	$3,722	$(22)	$5,546

December 31, 2018	15	$1,476	2	$222	$3,023	$513	$3,536	$55	$5,289
Cumulative effect adjustment - see Note 2					16	—	16		16
Comprehensive income					186	46	232	(77)	155
Proceeds from issuance of capital stock	20	2,065	—	24					2,089
Repurchases of capital stock	—	—	(19)	(1,931)					(1,931)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(9)	—	(1)					(10)
Transfers between classes of capital stock	(19)	(1,887)	19	1,887
Cash dividends - class B1					(59)		(59)		(59)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(3)		(3)		(3)
Class B2 annualized rate				2.17%
Total change in period	1	169	—	(21)	140	46	186	(77)	257
September 30, 2019	16	$1,645	2	$201	$3,163	$559	$3,722	$(22)	$5,546

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
June 30, 2018	15	$1,498	3	$307	$2,944	$484	$3,428	$122	$5,355
Comprehensive income					62	15	77	(4)	73
Proceeds from issuance of capital stock	6	556	—	—					556
Repurchases of capital stock	—	—	(7)	(643)					(643)
Transfers between classes of capital stock	(6)	(511)	6	511
Cash dividends - class B1					(16)		(16)		(16)
Class B1 annualized rate		4.25%
Cash dividends - class B2					(1)		(1)		(1)
Class B2 annualized rate				1.70%
Total change in period	—	45	(1)	(132)	45	15	60	(4)	(31)
September 30, 2018	15	$1,543	2	$175	$2,989	$499	$3,488	$118	$5,324

December 31, 2017	12	$1,241	2	$202	$2,845	$452	$3,297	$112	$4,852
Comprehensive income					189	47	236	6	242
Proceeds from issuance of capital stock	23	2,254	—	11					2,265
Repurchases of capital stock	—	—	(20)	(1,988)					(1,988)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	(1)					(2)
Transfers between classes of capital stock	(20)	(1,951)	20	1,951
Cash dividends - class B1					(43)		(43)		(43)
Class B1 annualized rate		3.92%
Cash dividends - class B2					(2)		(2)		(2)
Class B2 annualized rate				1.60%
Total change in period	3	302	—	(27)	144	47	191	6	472
September 30, 2018	15	$1,543	2	$175	$2,989	$499	$3,488	$118	$5,324

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

Nine months ended September 30,	2019	2018
Operating	Net cash provided by (used in) operating activities	$(625)	$447
Investing	Net change interest bearing deposits	(480)	—
Net change Federal Funds sold	(1,047)	(124)
Net change securities purchased under agreements to resell	300	2,850
Trading debt securities -
Sales	1,952	200
Proceeds from maturities and paydowns	1,504	8
Purchases	(4,476)	(2,566)
Available-for-sale debt securities -
Proceeds from maturities and paydowns	3,508	2,365
Purchases	(4,430)	(2,476)
Held-to-maturity debt securities - [a]
Proceeds from maturities and paydowns	2,553	2,795
Purchases	(1,462)	(1,534)
Advances -
Principal collected	1,134,786	1,017,269
Issued	(1,139,298)	(1,024,012)
MPF Loans held in portfolio -
Principal collected	995	595
Purchases	(2,908)	(1,848)
Other investing activities	8	14
Net cash provided by (used in) investing activities	(8,495)	(6,464)
Financing	Net change deposits, incl.	(12)	and	(19)	from other FHLBs	481	57
Discount notes -
Net proceeds from issuance	1,095,704	1,469,628
Payments for maturing and retiring	(1,091,275)	(1,473,155)
Consolidated obligation bonds -
Net proceeds from issuance	33,034	32,132
Payments for maturing and retiring	(28,885)	(22,862)
Capital stock -
Proceeds from issuance	2,089	2,265
Repurchases	(1,931)	(1,988)
Cash dividends paid	(62)	(45)
Other financing activities	2	(13)
Net cash provided by (used in) financing activities	9,157	6,019
Net increase (decrease) in cash and due from banks	37	2
Cash and due from banks at beginning of period	28	42
Cash and due from banks at end of period	$65	$44

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

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

See the Glossary of Terms starting on page 62 for the definitions of certain terms used herein.

Use of Estimates and Assumptions

We are required to make estimates and assumptions when preparing our financial statements in accordance with GAAP. The most significant of these estimates and assumptions applies to fair value measurements. Our actual results may differ from the results reported in our financial statements due to such estimates and assumptions. This includes the reported amounts of assets and liabilities, the reported amounts of income and expense, and the disclosure of contingent assets and liabilities.

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

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (FASB ASU 2018-16)

In October of 2018, the FASB issued an amendment that adds the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes, in light of the plan for a phase out of the oversight of LIBOR. The SOFR OIS rate is the fixed rate on a U.S. dollar, constant-notional interest rate swap that has its variable-rate leg referenced to SOFR (an overnight rate) with no additional spread over SOFR on that variable-rate leg. That fixed rate is the derived rate that would result in the swap having a zero fair value at inception because the present value of fixed cash flows, based on that rate, equates to the present value of the variable cash flows. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition should facilitate the LIBOR to SOFR transition and provide sufficient lead time for us to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. We adopted this amendment on a prospective basis for qualifying new hedging relationships entered on or after January 1, 2019. The new guidance did not have an effect on our financial condition, results of operations, and cash flows at the time of adoption but we continue to evaluate potential future impacts.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income -

Trading	$24	$8	$62	$23

Available-for-sale interest income	126	107	378	318
Available-for-sale prepayment fees	1	7	3	27
Available-for-sale	127	114	381	345

Held-to-maturity	33	46	105	135

Investment debt securities	184	168	548	503

Advances	326	312	1,046	811
MPF Loans held in portfolio	79	62	233	177
Federal funds sold and securities purchased under agreements to resell	64	54	201	152
Other	9	7	23	17
Interest income	662	603	2,051	1,660

Interest expense -

Consolidated obligations -
Discount notes	270	208	831	596
Bonds	272	263	851	665

Other	7	6	22	17

Interest expense	549	477	1,704	1,278

Net interest income	113	126	347	382
Provision for (reversal of) credit losses	—	(1)	—	(1)
Net interest income after provision for (reversal of) credit losses	$113	$127	$347	$383

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	September 30, 2019	December 31, 2018
U.S. Government & other government related	$4,482	$3,460
Residential MBS
GSE	13	17
Government guaranteed	1	1
Trading debt securities	$4,496	$3,478

The following table presents our gains and losses on trading debt securities recorded in Noninterest Income Other.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net unrealized gains (losses) on securities held at period end	$(9)	$4	$3	$8
Net realized gains (losses) on securities sold/matured during the period	6	1	17	—
Net gains (losses) on trading debt securities	$(3)	$5	$20	$8

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Debt Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of September 30, 2019
U.S. Government & other government related	$715	$40	$—	$755
State or local housing agency	14	1	—	15
FFELP ABS	3,309	155	(5)	3,459
Residential MBS
GSE	11,614	10	(87)	11,537
Government guaranteed	401	10	—	411
Private label	30	7	—	37
Available-for-sale debt securities	$16,083	$223	$(92)	$16,214

As of December 31, 2018
U.S. Government & other government related	$528	$15	$—	$543
State or local housing agency	17	—	—	17
FFELP ABS	3,578	203	—	3,781
Residential MBS
GSE	9,602	20	(48)	9,574
Government guaranteed	645	13	—	658
Private label	33	8	—	41
Available-for-sale debt securities	$14,403	$259	$(48)	$14,614

We had no sales of AFS securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Debt Securities (HTM)

	Amortized Cost Basis	Non-credit OTTI Recognized in AOCI (Loss)	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of September 30, 2019
U.S. Government & other government related	$666	$—	$666	$24	$—	$690
State or local housing agency	4	—	4	—	—	4
Residential MBS
GSE	964	—	964	35	—	999
Government guaranteed	211	—	211	3	—	214
Private label	408	(94)	314	201	—	515
Held-to-maturity debt securities	$2,253	$(94)	$2,159	$263	$—	$2,422

As of December 31, 2018
U.S. Government & other government related	$1,305	$—	$1,305	$18	$(1)	$1,322
State or local housing agency	6	—	6	—	—	6
Residential MBS
GSE	1,141	—	1,141	30	—	1,171
Government guaranteed	369	—	369	2	—	371
Private label	506	(114)	392	230	—	622
Held-to-maturity debt securities	$3,327	$(114)	$3,213	$280	$(1)	$3,492

We had no sales of HTM securities for the periods presented.

Contractual Maturity Terms

The maturity of our AFS and HTM investments is detailed in the following table.

	Available-for-Sale	Held-to-Maturity
As of September 30, 2019	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$126	$126
Due after one year through five years	6	41	42
Due after five years through ten years	250	79	79
Due after ten years	514	424	447
ABS and MBS without a single maturity date	15,444	1,489	1,728
Total debt securities	$16,214	$2,159	$2,422

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of September 30, 2019
U.S. Government & other government related	$—	$—	$3	$—	$3	$—
FFELP ABS	530	(5)	—	—	530	(5)
Residential MBS
GSE	8,202	(64)	1,162	(23)	9,364	(87)
Private label	—	—	5	—	5	—
Available-for-sale debt securities	$8,732	$(69)	$1,170	$(23)	$9,902	$(92)
As of December 31, 2018
U.S. Government & other government related	$—	$—	$3	$—	$3	$—
State or local housing agency	1	—	3	—	4	—
Residential MBS
GSE	5,573	(46)	48	(2)	5,621	(48)
Government guaranteed	31	—	—	—	31	—
Private label	—	—	5	—	5	—
Available-for-sale debt securities	$5,605	$(46)	$59	$(2)	$5,664	$(48)

Held-to-maturity debt securities
As of September 30, 2019
State or local housing agency	2	—	—	—	2	—
Residential MBS
GSE	5	—	—	—	5	—
Government-guaranteed	45	—	24	—	69	—
Private label	—	—	490	(94)	490	(94)
Held-to-maturity debt securities	$52	$—	$514	$(94)	$566	$(94)
As of December 31, 2018
U.S. Government & other government related	$459	$—	$23	$(1)	$482	$(1)
State or local housing agency	—	—	2	—	2	—
Residential MBS
Government guaranteed	170	—	—	—	170	—
Private label	—	—	592	(114)	592	(114)
Held-to-maturity debt securities	$629	$—	$617	$(115)	$1,246	$(115)

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning Balance	$427	$459	$442	$477
Reductions:
Securities sold, matured, or fully prepaid over the period	—	—	(1)	—
Increases in cash flows expected to be collected and recognized into interest income	(6)	(8)	(20)	(26)
Ending Balance	$421	$451	$421	$451

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

As of September 30, 2019	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$24,504	2.06%
One to two years	2,964	2.20%
Two to three years	3,000	2.36%
Three to four years	6,451	2.44%
Four to five years	7,296	2.22%
More than five years	12,900	2.24%
Par value	$57,115	2.19%

We have no allowance for credit losses on our advances. See Note 8 - Allowance for Credit Losses to the financial statements for further information related to our credit risk on advances.

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	September 30, 2019	December 31, 2018
Par value	$57,115	$52,606
Fair value hedging adjustments	469	30
Other adjustments	45	(8)
Advances	$57,629	$52,628

The following advance borrowers exceeded 10% of our advances outstanding:

As of September 30, 2019	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	19.3%
BMO Harris Bank, National Association	10,975		19.2%
The Northern Trust Company	7,700		13.5%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	September 30, 2019	December 31, 2018
Medium term (15 years or less)	$546	$334
Long term (greater than 15 years)	8,301	6,662
Unpaid principal balance	8,847	6,996
Net premiums, credit enhancement, and/or deferred loan fees	147	100
Fair value and economic hedging adjustments	11	8
MPF Loans held in portfolio, before allowance for credit losses	9,005	7,104
Allowance for credit losses on MPF Loans	(1)	(1)
MPF Loans held in portfolio, net	$9,004	$7,103
Conventional mortgage loans	$7,936	$6,062
Government Loans	911	934
Unpaid principal balance	$8,847	$6,996

The above table excludes MPF Loans acquired under the MPF Xtra®, MPF Direct, and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2018 Form 10-K for information related to the accounting treatment of these off balance sheet MPF Loan products.

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

As of	September 30, 2019	December 31, 2018
Conventional mortgage loans -
Individually evaluated for impairment	$29	$33
Collectively evaluated for impairment	8,093	6,155
Recorded investment	$8,122	$6,188
Allowance for credit losses - Collectively evaluated for impairment	$1	$1

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

	September 30, 2019			December 31, 2018
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$66	$39	$105	$59	$42	$101
Past due 60-89 days	19	11	30	17	14	31
Past due 90 days or more	28	15	43	31	19	50
Past due	113	65	178	107	75	182
Current	8,009	866	8,875	6,081	879	6,960
Recorded investment	$8,122	$931	$9,053	$6,188	$954	$7,142
In process of foreclosure	$10	$3	$13	$13	$6	$19
Serious delinquency rate	0.35%	1.53%	0.47%	0.51%	1.95%	0.70%
Past due 90 days or more and still accruing interest	$4	$14	$18	$5	$19	$24
Impaired loans without an allowance for credit losses and on nonaccrual status	29		29	33		33
Unpaid principal balance of impaired loans without an allowance for credit losses	32		32	36		36

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. As of September 30, 2019, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 16 - Fair Value in our 2018 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been $3 million at September 30, 2019.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2018 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $471 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at September 30, 2019. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at September 30, 2019.

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

	September 30, 2019			December 31, 2018
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$35,906	$43	$363	$35,549	$39	$261
Derivatives not in hedge accounting relationships-
Interest rate contracts	18,934	164	111	19,803	100	59
Other	1,905	2	4	619	1	1
Derivatives not in hedge accounting relationships	20,839	166	115	20,422	101	60
Gross derivative amount before netting adjustments and cash collateral	$56,745	209	478	$55,971	140	321
Netting adjustments and cash collateral		(198)	(460)		(134)	(305)
Derivatives on statements of condition		$11	$18		$6	$16
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$312			$203
Cash collateral received and related accrued interest	50			32

The following table presents the Noninterest income - Derivatives and hedging activities as presented in the Statements of Income. For fair value and cash flow hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness are recorded in Noninterest income for periods prior to January 1, 2019.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2019	2018	2019	2018
Fair value hedges - interest rate contracts		$(6)		$(6)
Cash flow hedges - interest rate contracts		—		1
Economic hedges -
Interest rate contracts	$(9)	2	$(44)	1
Other	(1)	(1)	4	(2)
Economic hedges	(10)	1	(40)	(1)
Variation margin on daily settled cleared derivatives	5	—	9	1
Noninterest income - Derivatives and hedging activities	$(5)	$(5)	$(31)	$(5)

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

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of September 30, 2019
Derivatives with legal right of offset -
Gross recognized amount	$136	$71	$207	$407	$68	$475
Netting adjustments and cash collateral	(134)	(64)	(198)	(396)	(64)	(460)
Derivatives with legal right of offset - net	2	7	9	11	4	15
Derivatives without legal right of offset	2	—	2	3	—	3
Derivatives on statements of condition	4	7	11	14	4	18
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	4	4
Net amount	$4	$7	$11	$14	$—	$14

As of December 31, 2018
Derivatives with legal right of offset -
Gross recognized amount	$107	$32	$139	$279	$41	$320
Netting adjustments and cash collateral	(102)	(32)	(134)	(273)	(32)	(305)
Derivatives with legal right of offset - net	5	—	5	6	9	15
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	6	—	6	7	9	16
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	9	9
Net amount	$6	$—	$6	$7	$—	$7

At September 30, 2019, we had $468 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative position. We had $260 million of comparable exposure at December 31, 2018.

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

•
Beginning January 1, 2019, on a prospective basis, hedge ineffectiveness, which represents the difference between changes in fair value of the derivative hedging instrument and the related change in fair value of the hedged item is recognized into net interest income in the same line item as the earnings effect of the hedged item. Prior to January 1, 2019, hedge ineffectiveness was classified in noninterest income on derivatives and hedging activities.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Derivatives and Hedging Activities	Amount Recorded in Net Interest Income
Three months ended September 30, 2019
Available-for-sale debt securities	$(302)	$294		$(8)
Advances	(131)	134		3
MPF Loans held for portfolio	—	(1)		(1)
Consolidated obligation bonds	23	(30)		(7)
Total	$(410)	$397		$(13)
Three months ended September 30, 2018
Available-for-sale debt securities	$46	$(50)	(4)	$(14)
Advances	43	(47)	(4)	6
MPF Loans held for portfolio	—	—	—	(1)
Consolidated obligation bonds	(17)	19	2	(18)
Total	$72	$(78)	$(6)	$(27)
Nine months ended September 30, 2019
Available-for-sale debt securities	$(825)	$798		$(27)
Advances	(404)	429		25
MPF Loans held for portfolio	—	(1)		(1)
Consolidated obligation bonds	255	(307)		(52)
Total	$(974)	$919		$(55)
Nine months ended September 30, 2018
Available-for-sale debt securities	$95	$(101)	$(6)	$(44)
Advances	150	(148)	2	9
MPF Loans held for portfolio	—	—	—	(3)
Consolidated obligation bonds	(166)	164	(2)	(34)
Total	$79	$(85)	$(6)	$(72)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost basis of the hedged items. The line for MPF Loans held for portfolio relates to discontinued closed fair value hedges that are being amortized over the remaining life of the loans, as of September 30, 2019 we did not have any active fair value hedges on our MPF Loans.

As of September 30, 2019	Amortized cost of hedged asset/(liability)	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Cumulative amount of fair value hedging basis adjustments
Advances	$10,457	$469	$—	$469
Available-for-sale securities	10,894	947	1	948
MPF Loans held for portfolio	726	—	13	13
Consolidated obligation bonds	(16,282)	(112)	32	(80)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

Beginning January 1, 2019 on a prospective basis, hedge ineffectiveness, which represents the difference between changes in fair value of the derivative hedging instrument and the related change in fair value of the hedged item, is recognized into net interest income in the same line item as the earnings effect of the hedged item. For cash flow hedges, recognition occurs only when amounts are reclassified out of accumulated other comprehensive income. Such recognition occurs when earnings are affected by the hedged item. Prior to January 1, 2019, hedge ineffectiveness was classified in noninterest income on derivatives and hedging activities.

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in LIBOR. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in LIBOR. The maximum length of time over which we are hedging this exposure is 10 years. We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $2 million as of September 30, 2019.

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

		Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Three months ended September 30, 2019
Discount notes		$(8)	$(4)
Total		$(8)	$(4)

Nine months ended September 30, 2019
Discount notes		$(40)	$(22)
Bonds		—	(1)
Total		$(40)	$(23)
	Ineffectiveness Recorded in Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
Three months ended September 30, 2018
Discount notes	—	15	(22)
Total	$—	$15	$(22)

Nine months ended September 30, 2018
Advances	$—	$—	$1
Discount notes	1	103	(86)
Bonds	—	—	(1)
Total	$1	$103	$(86)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2019	December 31, 2018
Consolidated obligation discount notes	$47,647	$43,166
Weighted Average Interest Rate	1.91%	2.28%

The following table presents maturities and contractual interest rates on our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of September 30, 2019	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$18,387	1.94%	$30,437
One to two years	11,365	2.17%	8,891
Two to three years	6,637	2.31%	3,820
Three to four years	2,768	2.70%	2,104
Four to five years	1,806	2.49%	562
Thereafter	5,679	3.08%	828
Total par value	$46,642	2.25%	$46,642

The following table presents consolidated obligation bonds outstanding by call feature:

As of	September 30, 2019	December 31, 2018
Noncallable	$32,207	$27,999
Callable	14,435	14,487
Par value	46,642	42,486
Fair value hedging adjustments	80	(227)
Other adjustments	16	(9)
Consolidated obligation bonds	$46,738	$42,250

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of September 30, 2019, and December 31, 2018. See Note 17 - Commitments and Contingencies in our 2018 Form 10-K for further details.

	September 30, 2019			December 31, 2018
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$621,082	$389,189	$1,010,271	$604,250	$427,367	$1,031,617
FHLB Chicago as primary obligor	46,642	47,733	94,375	42,486	43,280	85,766
As a percent of the FHLB System	8%	12%	9%	7%	10%	8%

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

	September 30, 2019		December 31, 2018
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$4,102	$5,892	$3,714	$5,547
Total regulatory capital ratio	4.00%	5.75%	4.00%	5.97%
Leverage capital	$5,127	$8,838	$4,643	$8,321
Leverage capital ratio	5.00%	8.62%	5.00%	8.96%
Risk-based capital	$1,152	$5,892	$1,111	$5,547

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS):

As of September 30, 2019	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Harris Bank, National Association	$494		22.8%	$—
The Northern Trust Company	247		11.4%	—
One Mortgage Partners Corp.	245	[a]	11.3%	245

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

On August 14, 2019, the FHFA issued an Advisory Bulletin (the “AB”) providing guidance for each FHLB to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the Bank. Beginning in February 2020, the FHFA will consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLB’s capital management practices.

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On October 22, 2019, our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.25% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2019. This dividend totaled $24 million (recorded as $20 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 14, 2019. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Securities	Held-to-maturity Securities		Post-Retirement Plans	Total in AOCI
Three months ended September 30, 2019
Beginning balance	$192	$(101)	$(44)	$(6)	$41
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(61)	7	(8)	(6)	(68)
Amounts reclassified in period to statements of income:
Net interest income	—	—	4		4
Noninterest expense				1	1
Ending balance	$131	$(94)	$(48)	$(11)	$(22)
Three months ended September 30, 2018
Beginning balance	$315	$(128)	$(57)	$(8)	$122
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(32)	7	15	(5)	(15)
Amounts reclassified in period to statements of income:
Net interest income	—	—	10		10
Noninterest expense				1	1
Ending balance	$283	$(121)	$(32)	$(12)	$118

Nine months ended September 30, 2019
Beginning balance	$211	$(114)	$(31)	$(11)	$55
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(80)	20	(40)	(2)	(102)
Amounts reclassified in period to statements of income:
Net interest income	—	—	23		23
Noninterest expense				2	2
Ending balance	$131	$(94)	$(48)	$(11)	$(22)
Nine months ended September 30, 2018
Beginning balance	$407	$(143)	$(147)	$(5)	$112
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(124)	22	103	(8)	(7)
Amounts reclassified in period to statements of income:
Net interest income	—	—	13		13
Noninterest income			(1)		(1)
Noninterest expense				1	1
Ending balance	$283	$(121)	$(32)	$(12)	$118

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
September 30, 2019
Carried at amortized cost
Cash and due from banks	$65	$65	$65	$—	$—
Interest bearing deposits	1,255	1,255	1,255	—	—
Federal Funds sold and securities purchased under agreements to resell	11,351	11,351	—	11,351	—
Held-to-maturity debt securities	2,159	2,422	—	1,907	515
Advances	54,729	54,794	—	54,794	—
MPF Loans held in portfolio, net	9,000	9,210	—	9,203	7
Other assets	163	163	—	163	—
Carried at fair value on a recurring basis
Trading debt securities	4,496	4,496	—	4,496	—
Government related non-MBS, ABS, and MBS	16,177	16,177	—	16,177	—
Private label residential MBS	37	37	—	—	37
Available-for-sale debt securities	16,214	16,214	—	16,177	37
Advances - fair value option election	2,900	2,900	—	2,900	—
Derivative assets	11	11	1	208	—	$(198)
Other assets - held for sale at fair value	88	88	—	88	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	4	4	—	—	4
Other assets	1	1	—	—	1
Financial assets	102,436	$102,974	$1,321	$101,287	$564	$(198)
Other non financial assets	107
Assets	$102,543
Carried at amortized cost
Deposits	$(1,032)	$(1,032)	$—	$(1,032)	$—
Consolidated obligation discount notes	(47,647)	(47,651)	—	(47,651)	—
Consolidated obligation bonds	(40,099)	(40,329)	—	(40,329)	—
Mandatorily redeemable capital stock	(324)	(324)	(324)	—	—
Other liabilities	(152)	(152)	—	(152)	—
Carried at fair value on a recurring basis
Consolidated obligation bonds - fair value option	(6,639)	(6,639)	—	(6,639)	—
Derivative liabilities	(18)	(18)	—	(478)	—	$460
Financial liabilities	(95,911)	$(96,145)	$(324)	$(96,281)	$—	$460
Other non financial liabilities	(1,086)
Liabilities	$(96,997)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
December 31, 2018
Carried at amortized cost
Cash and due from banks	$28	$28	$28	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	10,604	10,604	—	10,604	—
Held-to-maturity debt securities	3,213	3,492	—	2,870	622
Advances	51,603	51,615	—	51,615	—
MPF Loans held in portfolio, net	7,096	7,091	—	7,085	6
Other assets	190	190	—	190	—
Carried at fair value on a recurring basis
Trading debt securities	3,478	3,478	—	3,478	—
Government related non-MBS, ABS, and MBS	14,573	14,573	—	14,573	—
Private label residential MBS	41	41	—	—	41
Available-for-sale debt securities	14,614	14,614	—	14,573	41
Advances - fair value option election	1,025	1,025	—	1,025	—
Derivative assets	6	6	—	140	—	$(134)
Other assets - held for sale at fair value	108	108	—	108	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7	—	—	7
Other assets	1	1	—	—	1
Financial assets	92,748	$93,034	$803	$91,688	$677	$(134)
Other non financial assets	109
Assets	$92,857
Carried at amortized cost
Deposits	(551)	(551)	—	(551)	—
Consolidated obligation discount notes	(42,174)	(42,170)	—	(42,170)	—
Consolidated obligation bonds	(39,898)	(39,895)	—	(39,895)	—
Mandatorily redeemable capital stock	(313)	(313)	(313)	—	—
Other liabilities	(153)	(153)	—	(153)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(992)	(992)	—	(992)	—
Consolidated obligation bonds - fair value option	(2,352)	(2,352)	—	(2,352)	—
Derivative liabilities	(16)	(16)	—	(321)	—	305
Financial liabilities	(86,449)	$(86,442)	$(313)	$(86,434)	$—	$305
Other non financial liabilities	(1,119)
Liabilities	$(87,568)

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Advances	$18	$(1)	$52	$(11)
Other assets	—	(1)	—	(6)
Consolidated obligation bonds	6	(1)	(9)	(3)
Noninterest income - Instruments held under fair value option	$24	$(3)	$43	$(20)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	September 30, 2019		December 31, 2018
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$2,857	$6,617	$1,037	$2,358
Fair value over (under) UPB	43	22	(12)	(6)
Fair value	$2,900	$6,639	$1,025	$2,352

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	September 30, 2019				December 31, 2018
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$148	$—		$148	$114	$—		$114
Member standby letters of credit	16,226	7,527	[a]	23,753	19,971	4,335	[a]	24,306
Housing authority standby bond purchase agreements	152	298		450	84	289		373
Advance commitments	9	30		39	267	7		274
MPF delivery commitments	1,058	—		1,058	336	—		336
Other	1	—		1	3	—		3
Commitments	$17,594	$7,855		$25,449	$20,775	$4,631		$25,406

[a]	Contains $4.8 billion and $1.7 billion of member standby letters of credit as of September 30, 2019, and December 31, 2018, which were renewable annually.

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

As of	September 30, 2019	December 31, 2018
Assets - Advances	$678	$665
Liabilities - Deposits	9	6
Equity - Capital Stock	32	27

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Selected statements of condition data
Investments [a]	$35,475	$36,739	$35,394	$32,684	$29,841
Advances	57,629	51,141	50,776	52,628	54,667
MPF Loans held in portfolio, net	9,004	8,265	7,578	7,103	6,439
Total assets	102,543	96,559	94,122	92,857	91,410
Consolidated obligation discount notes, net	47,647	44,893	39,639	43,166	37,674
Consolidated obligation bonds, net	46,738	43,941	47,047	42,250	46,232
Mandatorily redeemable capital stock recorded as a liability	324	323	315	313	313
Capital stock	1,846	1,678	1,660	1,698	1,718
Retained earnings	3,722	3,663	3,608	3,536	3,488
Total capital	5,546	5,382	5,329	5,289	5,324
Other selected data at period end
Member standby letters of credit outstanding	$23,753	$25,790	$23,410	$24,306	$22,715
MPF Loans par value outstanding - FHLB System [b]	65,669	62,574	60,236	58,820	56,687
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	16,441	15,631	14,961	14,522	13,858
FHLB system consolidated obligations par value outstanding	1,010,271	1,048,412	1,010,895	1,031,617	1,019,098
Number of members	697	695	703	705	711
Total employees (full and part time)	484	477	472	468	469
Selected statements of income data
Net interest income after provision for credit losses	$113	$116	$118	$130	$127
Noninterest income	29	21	18	1	6
Noninterest expense	54	52	50	56	47
Net income	79	76	77	67	77
Other selected MPF data during the periods [b]
MPF Loans par value amounts funded - FHLB System	$6,391	$4,480	$2,788	$3,600	$3,968
Quarterly number of PFIs funding MPF products - FHLB System	794	753	729	750	761
MPF Loans par value amounts funded - FHLB Chicago PFIs	$1,699	$1,224	$771	$1,037	$1,119
Quarterly number of PFIs funding MPF products - FHLB Chicago	192	189	176	184	180
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	5.75%	5.87%	5.93%	5.97%	6.04%
Market value of equity to book value of equity	105%	105%	105%	105%	105%
Primary mission asset ratio [c]	72.5%	72.9%	73.2%	71.1%	70.7%
Dividend rate class B1 activity stock-period paid	5.00%	5.00%	5.00%	4.50%	4.25%
Dividend rate class B2 membership stock-period paid	2.25%	2.25%	2.00%	1.80%	1.70%
Return on average assets	0.32%	0.31%	0.32%	0.28%	0.33%
Return on average equity	5.55%	5.30%	5.60%	4.93%	5.82%
Average equity to average assets	5.77%	5.85%	5.71%	5.68%	5.67%
Net yield on average interest-earning assets	0.46%	0.49%	0.50%	0.56%	0.55%
Return on average Regulatory Capital spread to three month LIBOR index	3.29%	2.81%	2.86%	2.10%	3.24%
Cash dividends-period paid	$20	$21	$21	$19	$17
Dividend payout ratio-period paid	25%	28%	27%	28%	22%

[a]	Includes investment debt securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]	Includes all MPF products, on and off our balance sheet. See Mortgage Partnership Finance Program on page 7 in our 2018 Form 10-K.

[c]	Annual average year to date basis. See Mission Asset Ratio on page 5 in our 2018 Form 10-K for more information.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Forward-Looking Information

Statements contained in this report, including statements describing the plans, objectives, projections, estimates, strategies, or future predictions of management, statements of belief, any projections or guidance on dividends or other financial items, or any statements of assumptions underlying the foregoing, may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “expects,” “could,” "plans," “estimates,” “may,” “should,” “will,” their negatives, or other variations of these terms. We caution that, by their nature, forward-looking statements involve risks and uncertainties related to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in these forward-looking statements and could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.

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

•
our ability to meet required conditions to repurchase and redeem capital stock from our members (including maintaining compliance with our minimum regulatory capital requirements and determining that our financial condition is sound enough to support such repurchases), the amount and timing of such repurchases or redemptions, and our ability to maintain compliance with regulatory and statutory requirements relating to our dividend payments ;

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

•	regulatory changes to FHLB membership requirements, capital requirements, and liquidity requirements by the FHFA;

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

•	our ability to attract and retain skilled employees;

•	the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;

•	the impact of the application of auditor independence rules to our independent auditor;

•	the volatility of reported results due to changes in the fair value of certain assets and liabilities;

•	our ability to identify, manage, mitigate, and/or remedy internal control weaknesses and other operational risks; and

•	the reliability of our projections, assumptions, and models on our future financial performance and condition, including dividend projections.

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2018 Form 10-K on page 17.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2019 Financial Highlights

•	Advances outstanding increased $5.0 billion to $57.6 billion at September 30, 2019, up from $52.6 billion at December 31, 2018.

•
MPF Loans held in portfolio increased to $9.0 billion at September 30, 2019, up from $7.1 billion at December 31, 2018, due mainly to refinancing and loan origination activity as mortgage rates have declined.

•	Total investment securities increased 7% to $22.9 billion at September 30, 2019, up from $21.3 billion at December 31, 2018, as purchases exceeded paydowns and maturities.

•
Total assets increased to $102.5 billion as of September 30, 2019, compared to $92.9 billion as of December 31, 2018, due mainly to growth in our advances outstanding, MPF Loans, and total investment securities.

•	We recorded net income of $79 million in the third quarter of 2019, up from $77 million in the third quarter of 2018.

•
Net interest income for the third quarter of 2019 was $113 million, down from $126 million for the third quarter of 2018, primarily due to our higher-earning legacy investment portfolio continuing to pay down, increasing our lower-yielding liquidity portfolio, and funding our statement of condition with debt at higher rates than the same period a year ago.

•
In the third quarter of 2019, noninterest income was $29 million, up $23 million from $6 million for the third quarter of 2018, primarily due to net gains from financial instruments for which we have elected the fair value option.

•	Letters of credit commitments decreased to $23.8 billion at September 30, 2019, down from $24.3 billion at December 31, 2018.

•	We remained in compliance with all of our regulatory capital requirements as of September 30, 2019.

Summary and Outlook

Third Quarter 2019 Dividend and Dividend Guidance for the Next Two Quarters

On October 22, 2019, the Board of Directors of the Bank approved maintaining the dividend declared in the second quarter of 2019 on the Class B1 activity stock and the Class B2 membership stock. Based on the Bank’s preliminary financial results for the third quarter of 2019, the Board of Directors declared a dividend of 5.00% (annualized) for Class B1 activity stock and a dividend of 2.25% (annualized)for Class B2 membership stock. The dividend for the third quarter of 2019 will be paid by crediting members’ DID account on November 14, 2019.

The Bank pays a higher dividend per share on Class B1 activity stock to recognize members that use advances and, thereby, support the entire cooperative. The higher dividend received on Class B1 activity stock has the effect of lowering members’ borrowing costs, and this benefit has increased on a relative basis as the Federal Reserve has cut short-term interest rates twice in the third quarter of 2019.

Based on current projections and assumptions about the Bank’s financial condition and the economic outlook, the Bank expects to maintain a 5.00% (annualized) level of dividend for Class B1 activity stock for the fourth quarter of 2019 and the first quarter of 2020. The Bank continues to work to support a reliable dividend on its stock, but any future dividend payment remains subject to determination and declaration by the Board of Directors and may be impacted by a change in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors. For additional discussion of risks that may impact the Bank’s dividend payments, see the Risk Factors section starting on page 17 of our 2018 Form 10-K. The Bank is providing this dividend guidance to assist members in planning their advance activity with the Bank.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Repurchase of Excess Stock

Beginning on October 31, 2019, the Bank will no longer automatically repurchase excess stock on a weekly basis. Members can continue to request repurchases of excess stock on any business day. This change will enable members to retain excess stock, which for many members will simplify the management of their stock balances and will provide a dividend benefit on the excess Class B2 membership stock retained.

Third Quarter 2019 Financial Highlights: Advances, Letters of Credit, and MPF

At the end of the third quarter of 2019, activity on advances, letters of credit, and MPF Program loans outstanding remained strong.

•	Advances outstanding totaled $57.6 billion, up $5.0 billion from year-end 2018.

•	Letters of credit commitments totaled $23.8 billion, down $0.5 billion from year-end 2018.

•	MPF loans held in portfolio totaled $9.0 billion, up $1.9 billion from year-end 2018.

Investing In Members’ Communities: Community First®, Disaster Relief Funding, DPP®, and AHP

Earlier this month, the Bank announced $500,000 in financial assistance for flood-hit communities in Illinois and Wisconsin. Through its Community First Disaster Relief Program, $5,000 grants are available on a first-come, first-served basis through December 20, 2019, to help members to provide assistance to eligible households and businesses in certain FEMA-declared disaster areas.

In addition, the Bank’s Downpayment Plus® (DPP) and Downpayment Plus Advantage® (DPP Advantage®) funds are still available for reservation in the fourth quarter of 2019.

Finally, in December, the Bank will announce its competitive Affordable Housing Program (AHP) awards to support the construction, acquisition, and/or rehabilitation of housing units across its district and throughout the country.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variances

	September 30, 2019			September 30, 2018			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$21,275	$184	3.46%	$17,677	$168	3.80%	$31	$(15)	$16
Advances	54,658	326	2.39%	56,109	312	2.22%	(10)	24	14
MPF Loans held in portfolio	8,563	79	3.69%	6,033	62	4.11%	23	(6)	17
Federal funds sold and securities purchased under agreements to resell	11,479	64	2.23%	11,009	54	1.96%	3	7	10
Other interest bearing assets	1,563	9	2.30%	1,180	7	2.37%	2	—	2
Interest bearing assets	97,538	662	2.71%	92,008	603	2.62%	38	21	59
Noninterest bearing assets	2,173			929
Total assets	99,711			92,937

Consolidated obligation discount notes	47,764	270	2.26%	37,649	208	2.21%	57	5	62
Consolidated obligation bonds	43,709	272	2.49%	48,392	263	2.17%	(30)	39	9
Other interest bearing liabilities	1,048	7	2.67%	922	6	2.60%	1	—	1
Interest bearing liabilities	92,521	549	2.37%	86,963	477	2.19%	33	39	72
Noninterest bearing liabilities	1,479			567
Total liabilities	94,000			87,530

Net yield interest earning assets	$97,538	$113	0.46%	$92,008	$126	0.55%	$8	$(21)	$(13)

For the nine months ended
Investment debt securities	$20,368	$548	3.59%	$17,952	$503	3.74%	$65	$(20)	$45
Advances	55,198	1,046	2.53%	55,304	811	1.96%	(1)	236	235
MPF Loans held in portfolio	7,920	233	3.92%	5,595	177	4.22%	69	(13)	56
Federal funds sold and securities purchased under agreements to resell	11,417	201	2.35%	11,868	152	1.71%	(8)	57	49
Other interest bearing assets	1,263	23	2.43%	1,199	17	1.89%	1	5	6
Interest bearing assets	96,166	2,051	2.84%	91,918	1,660	2.41%	95	296	391
Noninterest bearing assets	1,858			788
Total assets	98,024			92,706

Consolidated obligation discount notes	45,949	831	2.41%	40,467	596	1.96%	98	137	235
Consolidated obligation bonds	44,205	851	2.57%	45,718	665	1.94%	(30)	216	186
Other interest bearing liabilities	945	22	3.10%	883	17	2.57%	1	4	5
Interest bearing liabilities	91,099	1,704	2.49%	87,068	1,278	1.96%	80	346	426
Noninterest bearing liabilities	1,287			353
Total liabilities	92,386			87,421

Net yield interest earning assets	$96,166	$347	0.48%	$91,918	$382	0.55%	$13	$(48)	$(35)

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

•
Interest income from investment debt securities increased due to increases in volume as purchases exceed paydowns and maturities. Subject to FHFA regulatory limits as discussed in Investments on page 10 in our 2018 Form 10-K, we began making investments in MBS in June 2018.

•	Interest income from advances increased due to higher overall market interest rates in 2019 compared to the same period in 2018 despite market interest rates now declining in 2019.

•
Interest income from MPF Loans held in portfolio increased due to higher volumes, as new MPF loan purchases continued to outpace paydown and maturity activity due mainly to refinancing and loan origination activity as mortgage rates have declined. In addition, increased utilization by our PFIs and the addition of new Bank PFIs to the MPF Program continue to contribute to higher volume in our MPF Loans held in portfolio. The increase in interest income due to volume was somewhat offset by the decline in interest income on MPF Loans held in portfolio that are being replaced by lower rate loans.

•
Interest income from overnight Federal Funds sold and securities purchased under agreements to resell primarily increased due to higher overall market interest rates in 2019 compared to the same period in 2018 despite market interest rates now declining in 2019.

•
Interest expense on our shorter termed consolidated obligation discount notes for the three months ended September 30 primarily increased due to higher volumes, whereas higher rates were the primary driver for the increase in interest expense for these notes for the nine months ended September 30 due to higher market interest rates in 2019 compared to the same period in 2018 despite market interest rates now declining in 2019. We issued additional consolidated obligation discount notes to fund demand for our advances and other assets.

•
Interest expense on our longer termed consolidated obligation bonds increased due to higher overall market interest rates in 2019 compared to the same period in 2018 despite market interest rates now declining in 2019.

•	For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on the following page.

Noninterest Income

Three months ended September 30,	Nine months ended September 30,
2019	2018	2019	2018
Noninterest income -
Trading securities	(3)	5	$20	$8
Derivatives and hedging activities	$(5)	$(5)	(31)	(5)
Instruments held under fair value option	24	(3)	43	(20)
MPF fees,	8	,	6	,	21	and	18	from other FHLBs	10	9	27	24
Other, net	3	—	9	8
Noninterest income	$29	$6	$68	$15

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Maturities and unrealized gains in our trading securities and unrealized gains in instruments held under the fair value option were the most significant drivers of our increase in noninterest income over the periods presented, offset in part by a loss in derivatives and hedging activities. The corresponding gains and losses were primarily attributable to the decline in market interest rates in the third quarter of 2019.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details the effect of these transactions on our statements of income.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended September 30, 2019
Recorded in net interest income	$1	$(9)	$—	$(4)	$(8)	$—	$(20)
Recorded in derivatives & hedging activities	(18)	3	6	—	(1)	5	(5)
Recorded in trading securities	—	(4)	—	—	—	—	(4)
Recorded on instruments held under fair value option	18	—	—	—	6	—	24
Total net effect gain (loss) of hedging activities	$1	$(10)	$6	$(4)	$(3)	$5	$(5)

Three months ended September 30, 2018
Recorded in net interest income	$6	$(14)	$(1)	$(22)	$(18)	$—	$(49)
Recorded in derivatives & hedging activities	(2)	(3)	(2)	—	1	1	(5)
Recorded in other, net	—	5	—	—	—	—	5
Recorded on instruments held under fair value option	(1)	—	(2)	—	-	—	(3)
Total net effect gain (loss) of hedging activities	$3	$(12)	$(5)	$(22)	$(17)	$1	$(52)

Nine months ended September 30, 2019
Recorded in net interest income	$25	$(27)	$(1)	$(22)	$(52)	$—	$(77)
Recorded in derivatives & hedging activities	(59)	(14)	20	3	10	9	(31)
Recorded in trading securities	—	19	—	—	—	—	19
Recorded on instruments held under fair value option	52	—	—	—	(9)	—	43
Total net effect gain (loss) of hedging activities	$18	$(22)	$19	$(19)	$(51)	$9	$(46)

Nine months ended September 30, 2018
Recorded in net interest income	$10	$(44)	$(3)	$(86)	$(35)	$—	$(158)
Recorded in derivatives & hedging activities	20	(3)	(4)	1	(20)	1	(5)
Recorded in other, net	—	8	—	—	—	—	8
Recorded on instruments held under fair value option	(11)	—	(6)	—	(3)	—	(20)
Total net effect gain (loss) of hedging activities	$19	$(39)	$(13)	$(85)	$(58)	$1	$(175)

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

Other, net

Other, net consists primarily of fee income earned on member standby letter of credit products, as noted in Selected Financial Data on page 35.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Compensation and benefits	$27	$26	$82	$78
Operating expenses	23	20	66	52
Other	4	1	8	5
Noninterest expense	$54	$47	$156	$135

The following analysis and comparisons apply to the periods presented in the above table.

As noted in Noninterest Income on page 42 and 43, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs but also include income from other third party investors. These fees are designed to offset a portion of the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. The following table summarizes MPF related fees and expenses.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
MPF fees earned	$10	$9	$27	$24
Expenses related to MPF fees earned	$7	$8	$24	$24

Compensation and benefits increased primarily due to increased employee headcount and increases in salaries and incentive compensation expenses. We had 484 employees as of September 30, 2019, compared to 469 as of September 30, 2018.

Operating expenses increased primarily due to a planned investment in information technology, specifically applications, infrastructure and resiliency.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,		Balance remaining in AOCI as of
	2019	2018	2019	2018	September 30, 2019
Net unrealized gain (loss) available-for-sale debt securities	$(61)	$(32)	$(80)	$(124)	$131
Noncredit OTTI held-to-maturity debt securities	7	7	20	22	(94)
Net unrealized gain (loss) cash flow hedges	(4)	25	(17)	115	(48)
Postretirement plans	(5)	(4)	—	(7)	(11)
Other comprehensive income (loss)	$(63)	$(4)	$(77)	$6	$(22)

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our available-for-sale (AFS) portfolio for 2019 is attributable to the reversal of net unrealized gains from prior reporting periods as these securities approach maturity (since we expect to receive par value at maturity). The smaller unrealized loss during 2019 compared to 2018 resulted from decreases in market interest rates for 2019. As of September 30, 2019, we still had a sizable net unrealized gain balance remaining in AOCI attributable to our AFS portfolio that we expect to reverse over the remaining life of these securities.

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

We did not recognize any instrument-specific credit risk in our statements of comprehensive income as of September 30, 2019 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2019	December 31, 2018
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$12,671	$11,407
Investment debt securities	22,869	21,305
Advances	57,629	52,628
MPF Loans held in portfolio, net of allowance for credit losses	9,004	7,103
Other	370	414
Assets	102,543	92,857

Consolidated obligation discount notes	47,647	43,166
Consolidated obligation bonds	46,738	42,250
Other	2,612	2,152
Liabilities	96,997	87,568
Capital stock	1,846	1,698
Retained earnings	3,722	3,536
Accumulated other comprehensive income (loss)	(22)	55
Capital	5,546	5,289
Total liabilities and capital	$102,543	$92,857

The following is an analysis of the above table and comparisons apply to September 30, 2019 compared to December 31, 2018.

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

We increased the amounts of these liquid assets in 2019, maintaining a sufficient pool of liquidity to fund anticipated current advances and letters of credit demand of our members.

Investment Debt Securities

Investment debt securities slightly increased due to purchases in our trading, AFS, and HTM securities portfolio in 2019. This increase was offset by declines in our MBS/ABS securities in our trading, AFS, and HTM portfolios that matured or paid down. We resumed making investments in MBS securities starting in June 2018, as noted in Results of Operations on page 41 and 42.

Advances

Advance balances increased at the end of third quarter 2019 compared to year end 2018 primarily as a result of the sudden spike in rates for repurchase agreements in September, which led to increased demand for our competitively priced advances. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased as new-purchase volume continued to outpace paydown and maturity activity due mainly to refinancing and loan origination activity as mortgage rates have declined. In addition, increased utilization by our PFIs and the addition of new Bank PFIs to the MPF Program continue to contribute to higher volume in our MPF Loans held in portfolio. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending September 30, 2019, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 48 in our 2018 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.6 billion of total assets. As of September 30, 2019, our overnight liquidity was $23.7 billion or 23% of total assets, giving us an excess overnight liquidity of $20.2 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2019, we had excess liquidity of $51.0 billion to support member deposits.

Contingency Liquidity – The cumulative five business day liquidity measurement assumes there is a localized credit crisis for all FHLBs where the FHLBs do not have the ability to issue new consolidated obligations or borrow unsecured funds from other sources (e.g., purchasing Federal Funds or customer deposits). Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $27.3 billion as of September 30, 2019. As discussed on page 49 in the Liquidity, Funding, & Capital Resources section of our 2018 Form 10-K, this Contingent Liquidity regulation is scheduled to be rescinded as of January 1, 2020 in light of the Liquidity AB (as discussed below).

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

	MPF Loans Held in Portfolio	Investment Debt Securities
As of September 30, 2019		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$2,143	$1,962	$1,365
After one year through five years	3,968	2,188	704
After five years through ten years	1,628	6,476	295
After ten years	1,108	4,399	69
Total	$8,847	$15,025	$2,433

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 23 of the Risk Factors section in our 2018 Form 10-K.

Funding

Conditions in Financial Markets

In the third quarter of 2019, the ten-year treasury rate fell 57 basis points to 1.46 percent in the beginning of September 2019 due to fears of slowing U.S. and international growth. The ten-year treasury rate ended the third quarter of 2019 at 1.67 percent as the economic outlook improved.  On July 31, 2019, the Federal Open Market Committee (FOMC) lowered the target range for the Federal Funds rate to 2.00 to 2.25 percent. This is the first time the FOMC has reduced the benchmark interest rate since 2008.  The FOMC repeated their 25 basis point reduction of the target range for the Federal Funds rate on September 19, 2019, decreasing the range to 1.75 to 2.00.  Additionally, the rate paid on bank reserves was lowered by 30 basis points to 1.80 percent on September 19, 2019 by the FOMC. September was also notable for the sudden spike in rates for repurchase agreements. To mitigate this pressure, the Federal Reserve conducted overnight repurchase operations for the first time since the financial crisis.

We maintained ready access to funding during the third quarter of 2019.

LIBOR Transition

In July 2017, the United Kingdom's (U.K.) Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., announced its intention to cease sustaining the LIBOR indices after 2021. In response, the Federal Reserve Board (FRB) and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC has identified the Secured Overnight Financing Rate (SOFR) as its recommended alternative rate. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018 and the FHLB System issued its first SOFR-linked debt in the market on November 13, 2018. In January 2019, we participated in our first SOFR-indexed bond issuance and in February 2019, we began offering our first SOFR-linked advance. Many of our assets and liabilities are indexed to LIBOR, some with maturities or termination dates extending past December 31, 2021. We are currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the primary replacement rate.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

We have developed an initial LIBOR transition action plan and convened a project team to implement the transition, which is led by a senior executive and comprised of representatives from various areas across the Bank. Our Asset-Liability Management Committee (ALCO) is the management committee responsible for overseeing the transition from LIBOR. In addition, on September 27, 2019, the FHFA issued a Supervisory Letter (the "Supervisory Letter") that the FHFA stated is designed to ensure the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. Among other things, the Supervisory Letter provides that the FHLBs should cease entering into certain transactions referencing LIBOR that mature after December 31, 2021. See Legislative and Regulatory Developments on page 57 for a discussion of the Supervisory Letter and its potential impact on the Bank. For further discussion of the risks related to the replacement of LIBOR, see page 24 of the Risk Factors section in our 2018 Form 10-K.

In assessing our current exposure to LIBOR, we have begun to develop an inventory of financial instruments impacted and begun to identify contracts that may require adding or adjusting the "fallback" language which provides for contractual alternatives to the use of LIBOR when LIBOR can not be determined based on the method provided in the agreement. We have amended the terms of certain advance products to include fallback language and the OF has added and updated fallback language applicable to FHLB consolidated obligations. We continue to monitor the market-wide efforts to address fallback language related to derivatives and investment securities as well as fallback language for new activities and issuances of financial instruments. We are in the process of assessing our operational readiness,including updating our processes and information technology systems to support the transition from LIBOR to an alternative reference rate.

Market activity in SOFR-indexed financial instruments continues to increase and we continue to participate in the issuance of SOFR-indexed consolidated bonds. During the nine months ended September 30, 2019, we have participated in the issuance of $11.4 billion in SOFR-linked consolidated bonds. We continue to execute LIBOR-indexed derivatives to manage interest-rate risk. We have also begun to use Federal Funds Overnight Index Swap (Fed Funds OIS) swaps as an interest rate hedging strategy for financial instruments that do not have embedded options, as an alternative to using LIBOR when entering into new derivative transactions. In addition, a SOFR-based derivative market has begun to emerge. We have begun to offer SOFR-linked advances to our members, and during the nine months ended September 30, 2019, have issued $10 million in SOFR-linked advances.

Variable-Rate Financial Instruments by Interest-Rate Index and LIBOR-Indexed Financial Instruments

We have advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. The following table presents our variable rate financial instruments by interest-rate index at September 30, 2019. The table reflects only variable-rate indexed instruments, and may not include instruments that otherwise incorporate LIBOR or another interest rate index. The table does not consider the impact of any fallback language contained in our financial products.

	Principal Amount Outstanding			Notional Amount
As of September 30, 2019	Advances	Investments	Consolidated Obligations	Derivatives

Amount of variable rate instruments outstanding
LIBOR	$4,266	$4,147	$(8,079)	$46,058
SOFR	—	—	(11,386)	—
Fed Funds OIS	—	—	—	6,316
Other	23,338	529	—	2,401
Total	$27,604	$4,676	$(19,465)	$54,775

LIBOR indexed instruments by contractual maturity/termination date
Before January 1, 2022	$1,344	$47	$(7,780)	$20,520
January 1, 2022, and thereafter	2,922	4,100	(299)	25,538
	$4,266	$4,147	$(8,079)	$46,058

ABS and MBS are presented in the above table by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Condensed Statements of Cash Flows

Cash flows from operating activities

Nine months ended September 30,	2019	2018
Net cash provided by (used in) operating activities	$(625)	$447

The decrease in net cash provided by operating activities resulted primarily from changes in fair value adjustments related to derivatives and hedging activities, the result of declining long term market rates in 2019 compared to rising rates in 2018.

Cash flows from investing activities with significant activity

Nine months ended September 30,	2019	2018
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits)	$(1,227)	$2,726
Investment debt securities	(851)	(1,208)
Advances	(4,512)	(6,743)
MPF Loans held in portfolio	(1,913)	(1,253)
Other	8	14
Net cash provided by (used in) investing activities	$(8,495)	$(6,464)

Our investing activities consist predominantly of liquid assets, investment debt securities, MPF Loans in portfolio, and advances. The change in net cash provided by (used in) investing activities and changes in allocation within investing activities are discussed below.

•
In 2019 we invested in liquid assets to increase our liquidity position to comply with new FHFA liquidity guidance that was published in August 2018.  In addition, we invested in liquid assets to earn additional interest income.

•	Investment debt securities increased by approximately the same amount from 2018, as we achieved key liquidity, MBS, and mission asset ratios.

•
Our advances outstanding increased in 3Q 2019 due to increased member demand for wholesale funding, especially at quarter end.  Advance balances vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member.  In 2018, member demand for wholesale funding also increased.

•	Net investment in MPF Loans held in portfolio increased in 2019 compared to 2018 mainly due to the decline in mortgage rates resulting in both new purchase loans, as well as refinancings.
Cash flows from financing activities with significant activity

Nine months ended September 30,	2019	2018
Consolidated obligation discount notes	$4,429	$(3,527)
Consolidated obligation bonds	4,149	9,270
Other	579	276
Net cash provided by (used in) financing activities	$9,157	$6,019

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from our discount notes and bonds were primarily utilized to fund our investing activities as noted above. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below.

•	Net issuances of shorter termed discount notes increased as our investments in liquid assets and investment debt securities also increased in 2019 as noted in investing activities above.

•	We issued less longer termed bonds in 2019 compared to 2018 primarily due to reduced increases in advances as noted in investing activities above.

•	Other increased primarily due to increased member deposits.

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

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of September 30, 2019, and December 31, 2018, RCAP advances outstanding total $24.5 billion to 155 members and $23.4 billion to 149 members, respectively. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Repurchase of Excess Capital Stock

Beginning on October 31, 2019, we stopped repurchasing excess Class B2 membership stock on a weekly basis. However, members may continue to request repurchase of excess capital stock on any business day. All repurchases of excess capital stock requested by members will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices. For details on the financial and capital thresholds relating to repurchases, see Repurchase of Excess Capital Stock on page 58 of our 2018 Form 10-K.
Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in other liabilities in our statements of condition.

	September 30, 2019	December 31, 2018
Capital Stock	$1,846	$1,698
MRCS	324	313
Regulatory capital stock	2,170	2,011
Retained earnings	3,722	3,536
Regulatory capital	$5,892	$5,547

Capital stock	$1,846	$1,698
Retained earnings	3,722	3,536
Accumulated other comprehensive income (loss)	(22)	55
GAAP capital	$5,546	$5,289

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

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On October 22, 2019, our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.25% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2019. This dividend totaled $24 million (recorded as $20 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 14, 2019. As further discussed in Executive Summary on page 38, on October 22, 2019, the Bank also provided dividend guidance for the next two quarters.

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

On August 14, 2019, the FHFA issued an Advisory Bulletin (the “AB”) providing guidance for each FHLB to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the Bank. Beginning in February 2020, the FHFA will consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLB’s capital management practices. See Legislative and Regulatory Developments on page 57 for a discussion of the AB and its potential impact on the Bank.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

FICO Dissolution

On October 2019, the Financing Corporation (FICO), formed pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to provide financing for the resolution of failed savings and loan associations, commenced the process of dissolution in accordance with relevant statutory requirements and the terms of a plan of dissolution approved by the Director of the FHFA.  Subject to the satisfaction of any claims and the payment of other administrative expenses upon FICO’s dissolution, which is expected to occur in the first half of 2020, any surplus and remaining cash on hand of FICO is expected to be distributed to the FHLBs, as FICO's sole stockholders, in proportion to their ownership in FICO’s nonvoting capital stock. The Bank’s ownership in FICO’s nonvoting capital stock is 9.69%.  The receipt by the Bank of any such distribution from FICO will be treated as a partial return of its prior capital contributions to FICO and credited to its unrestricted retained earnings. The Bank does not expect any distribution from FICO to materially affect the Bank’s financial condition or combined results of operations.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $57.1 billion were advances (par value) and $23.8 billion were letters of credit at September 30, 2019, compared to $52.6 billion and $24.3 billion at December 31, 2018.

	September 30, 2019			December 31, 2018
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	489	$80,223	$140,055	509	$76,456	$130,791
4	2	785	822	2	504	536
5	10	63	91	11	126	193
Total	501	$81,071	$140,968	522	$77,086	$131,520

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

As of September 30, 2019	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$1,255	$1,255
Fed Funds Sold	—	2,976	2,976
Total Domestic U.S.	—	4,231	4,231
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	1,000	—	1,000
Canada	—	1,925	1,925
France	—	200	200
Netherlands	—	250	250
Norway	600	—	600
Sweden	400	700	1,100
Switzerland	—	700	700
Total U.S. branches and agency offices of foreign commercial banks	2,000	3,775	5,775
Total unsecured credit exposure	$2,000	$8,006	$10,006

All $10.006 billion of the unsecured credit exposure shown in the above table were overnight investments.

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

	Net Derivative Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties [a]
As of September 30, 2019
Nonmember counterparties -
Undercollateralized asset positions -
Cleared derivatives	$6	$—	$380	$386
Overcollateralized liability positions -
Bilateral derivatives -
AA	—	1	—	1
A	(24)	25	—	1
BBB	(91)	92	—	1
Cleared derivatives	(2)	—	92	90
Nonmember counterparties	(111)	118	472	479
Member institutions	2	—	—	2
Total	$(109)	$118	$472	$481

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

Advisory Bulletin (AB 2019-03) - Capital Stock Management
On August 14, 2019, the FHFA issued an Advisory Bulletin (the “AB”) providing guidance for each FHLB to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the Bank. Beginning in February 2020, the FHFA will consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLB’s capital management practices.

To maintain the recommended level of capital stock under this guidance, the Bank may reduce short-term investments as necessary, which may have a negative impact on the Bank’s financial condition and results of operation. If the Bank’s balance sheet composition changes in the future, the Bank may consider other capital management measures to maintain the recommended ratio of at least two percent of capital stock to total assets.  This capital stock ratio does not include other components of regulatory capital, such as retained earnings.  For more information about how the Bank calculates and complies with its regulatory capital requirements, see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in this Form 10-Q, and Minimum Capital Requirements on page F-42 of our 2018 Form 10-K.

FHFA Supervisory Letter - Planning for LIBOR Phase-Out
On September 27, 2019, the FHFA issued a Supervisory Letter (the “Supervisory Letter”) to the FHLBs that the FHFA stated is designed to ensure the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides that the FHLBs should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBs should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021.These phase-out dates do not apply to collateral accepted by the FHLBs. The Supervisory Letter also directs the FHLBs to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.

Acknowledging that there may be LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes for the FHLBs that do not currently have readily available alternatives, the Supervisory Letter permits the FHLBs to jointly submit a single list of LIBOR-linked products maturing after 2021 that the FHLBs would like to continue to use after March 31, 2020.

As a result of the Supervisory Letter, beginning April 1, 2020, the Bank expects to suspend transactions in certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021. In addition, beginning April 1, 2020, the Bank expects to no longer enter into certain derivatives indexed to LIBOR that terminate after December 31, 2021. The Bank will cease purchasing investments that reference LIBOR and mature after December 31, 2021.
The Bank continues to evaluate the potential impact of the Supervisory Letter on its financial condition and results of operations, but the Bank may experience lower overall demand or increased costs for its advances, which in turn may negatively impact the future composition of the Bank’s balance sheet, capital stock levels, primary mission assets ratio, and net income. If, as a result of the Supervisory Letter, the Bank is not permitted to continue to use instruments that reference LIBOR for hedging and risk-mitigating purposes, the Bank will have to alter its hedging strategies and interest rate risk management, which may have a negative impact on the Bank’s financial condition and results of operation.

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

	September 30, 2019		December 31, 2018
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$119	$(450)	$27	$(450)
-100 bp	74	(200)	7	(200)
-50 bp	30	(90)	12	(90)
-25 bp	14	(45)	9	(45)
+25 bp	(13)	(45)	(12)	(45)
+50 bp	(24)	(90)	(27)	(90)
+100 bp	(59)	(200)	(62)	(200)
+200 bp	(174)	(450)	(159)	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of September 30, 2019	$(1)	$—	$(4)	(22)	$—
As of December 31, 2018	—	(1)	(2)	(16)	—

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

As of September 30, 2019, our sensitivity to changes in implied volatility using these models was nil. At December 31, 2018, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	Down 200 bps	Base	Up 200 bps
September 30, 2019	2.6	0.9	2.1
December 31, 2018	1.1	0.7	1.9

As of September 30, 2019, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $296 million, and our market value of equity to book value of equity ratio was 105%, compared to $294 million and 105% at December 31, 2018. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

Federal Home Loan Bank of Chicago

Item 6. Exhibits.

10.1	Third Amendment to Lease, dated August 28, 2019

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

OIS: Overnight Index Swap

Federal Home Loan Bank of Chicago

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		Name:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	November 7, 2019	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 7, 2019	(Principal Financial Officer and Principal Accounting Officer)

S-1