Form 10-K
period 2019-12-31
Federal Home Loan Bank of Chicago
filed 2020-03-11
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to applicable regulatory and statutory limits. At June 30, 2019, the aggregate par value of the stock held by current and former members was $2,001,386,180. As of January 31, 2020, registrant had 21,314,321 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

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

A Glossary of Terms can be found on page 120.

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

As of December 31, 2019, we had 481 full time and 7 part time employees.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2019				December 31, 2018
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	309	156	465	67%	322	165	487	70%
Savings institutions	49	21	70	10%	52	21	73	10%
Credit unions	49	51	100	15%	45	49	94	13%
Insurance companies	36	12	48	7%	34	11	45	6%
Community Development Financial Institutions	5	1	6	1%	5	1	6	1%
Total	448	241	689	100%	458	247	705	100%

The following table presents our members by asset size. Community Financial Institution is defined by our regulator, the FHFA, as FDIC-insured institutions with no more than $1.199 billion (the limit during 2019) in average total assets over three years. This limit is adjusted annually for inflation. See the Glossary of Terms on page 120 for further details.

As of December 31,	2019	2018
Member Asset Size:
Community Financial Institutions	91.22%	91.60%
Larger Non-CFI Institutions	8.78%	8.40%
Total	100%	100%

In 2019, our total membership declined by sixteen institutions.

We lost 30 members due to mergers and acquisitions. Although 26 of these members were acquired by other members in our district, four were acquired by out-of-district institutions. One member became ineligible for FHLB membership.

We gained 15 new members by adding five commercial banks, seven credit unions, and three insurance companies during 2019, as we continue to work toward our goal of building a stronger cooperative by adding new members.

In 2019, 84% of our member institutions used at least one of our core product offerings - advances, letters of credit, or MPF Program products - or participated in our competitive Affordable Housing Program (AHP) or Downpayment Plus® Program (DPP) Programs.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mission Asset Ratio

The following table represents our view of the mission-focused business we do as a cooperative bank.

Average par value for the year ended December 31,	2019	2018
Advances	$54,880	$55,476
Mortgage assets (Acquired Member Assets - AMA)	8,256	5,944
Primary mission assets	$63,136	$61,420
Consolidated obligations	$91,271	$86,388
U.S. Treasuries	4,003
Consolidated obligations less U.S. Treasuries	$87,268
Primary mission asset ratio	72.3%	71.1%

Supplemental mission assets and activities as of December 31,	2019	2018
MPF Program Loans held by other third party investors	$19,198	$18,904
Member standby letters of credit	23,851	24,306
Mission related liquidity	7,487	6,964
Small Business Administration investments	1,787	1,752
Housing authority standby bonds purchased and commitments outstanding	459	396
MPF Loan delivery commitments	615	336
Advance commitments	38	274
Member derivatives	7	18
Community First Fund loans and commitments	46	46
Supplemental mission assets and activities	$53,488	$52,996

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

The FHFA issued an advisory bulletin which provides guidance relating to how the FHFA will assess each FHLB’s core mission achievement. The FHFA will assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations, less U.S. Treasuries held for liquidity purposes in our trading or available for sale accounts. The primary mission asset ratio will be calculated annually at year-end as part of the FHFA’s examination process, using annual average par values. When the ratio is at least 70% or higher, the FHLB's strategic plan should include an assessment of the FHLB’s prospects for maintaining this level and when the ratio is less than 70%, the FHFA expects certain actions with respect to an FHLB's strategic plan to increase the ratio.

Our primary mission asset ratio for the year ended December 31, 2019, was 72.3%.

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

We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Establishing Credit Limits on page 62.

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

The FHLB Act authorizes us to make advances to non-member housing associates that meet regulatory eligibility requirements including that the housing associate is approved under Title II of the National Housing Act. We currently have approved four non-member housing associates that are eligible to borrow from the Bank. We had $18 million in advances outstanding to non-member housing associates at December 31, 2019, and $21 million at December 31, 2018.

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

The availability of alternative funding sources influences the demand and pricing for our advances and can vary as a result of a number of factors, such as the regulatory environment, market conditions, products, members' creditworthiness, and availability of collateral. We compete for advances on the basis of the total cost of our products to our members (which include the rates we charge, required capital stock purchases, and any dividends we pay), credit and collateral terms, prepayment terms, product features such as embedded options, and the ability to meet members' specific requests on a timely basis. In addition, the transition from LIBOR to SOFR (as further discussed in LIBOR Transition on page 49) may impact the pricing of our advance products relative to competitor rates and may reduce the number of advance products we can offer.

In addition, our competitive environment continues to be impacted by the changes in the interest-rate environment and the extent to which our members use our advances primarily as a back-up source of liquidity as opposed to part of their primary funding strategies. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors starting on page 18.

Standby Letters of Credit

We may provide members and housing associates with standby letters of credit (also referred to herein as letters of credit) to support obligations to third parties to facilitate residential housing finance, community lending, to achieve liquidity, and for asset-liability management purposes. In particular, members often use letters of credit as collateral for deposits from federal and state governmental agencies. Letters of credit are generally available for terms of up to 20 years or for a one year term renewable annually. If we are required to make payment for a beneficiary's draw, these amounts either must be reimbursed by the member immediately or may be converted to an advance. Our underwriting and collateral requirements for letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are not currently subject to activity capital stock purchase requirements. If any advances were to be made in connection with these standby letters of credit, they would be made under the same standards and terms as any other advance. For more details on our letters of credit see Note 16 - Commitments and Contingencies to the financial statements.

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

We provide programmatic and operational support in our role as the administrator of the MPF Program on behalf of the other MPF Banks for a fee. MPF Banks may acquire whole loans from their PFIs to retain on their balance sheet and may purchase or sell participations in MPF Loans with other MPF Banks. With participations, the rights and obligations related to the MPF Loans are shared between the MPF Banks based upon their respective percentage participation interest in the related Master Commitment (MC). As of December 31, 2019, 4% of the overall unpaid principal balance of MPF Loans we own represents participations in other MPF Banks’ MPF Loans. See Risk Factors starting on page 18 for more information about participations. Other MPF Banks’ PFIs that participate in off balance sheet products sell MPF Loans directly to us.

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

We make customary representations and warranties regarding the eligibility of the off balance sheet MPF Loans to third party investors. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. PFIs make the same representations and warranties to us with respect to the MPF Loans. When a PFI sells a mortgage loan under any MPF Loan product that fails to comply with the representations and warranties, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans if the failure cannot be cured. See Risk Factors starting on page 18 and Mortgage Repurchase Risk on page 65 for further information about MPF Loans repurchases.

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

•
The PFI’s CE Amount. The PFI's CE Amount is a direct liability of the PFI to pay credit losses up to a specified amount, which may include proceeds from a provider of supplemental mortgage guaranty insurance (SMI). The CE Amount is determined by the MPF Bank consistent with the AMA regulation. For further details, see Setting Credit Enhancement Levels on page 64.

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

Our longer-term investment debt securities portfolio includes securities issued by the U.S. government, U.S. government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset-backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs or that were rated “AAA/Aaa” or “AA/Aa” from Moody's Investors Service (Moody's), Standard and Poor's Rating Service (S&P), or Fitch Ratings, Inc. (Fitch) at the time of purchase. For a discussion of how recent market conditions have affected the carrying value and ratings of these securities, see Investment Debt Securities by Rating on page 68. For this purpose, GSE includes Fannie Mae, Freddie Mac, and the Federal Farm Credit Banks Funding Corporation. Securities issued by GSEs are not guaranteed by the U.S. government.

Under FHFA regulations, we are prohibited from trading debt securities for speculative purposes or engaging in market-making activities. Additionally, we are prohibited from investing in certain types of securities or loans, including:

•
instruments, such as common stock, that represent an ownership in an entity, other than common stock in small business investment companies (where one or more members or housing associates of the Bank also make a material investment in the same activity) or certain investments targeted to low-income households or communities;

•	instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks;

•	non-investment grade debt instruments, other than certain investments targeted to low-income households or communities, or instruments that were downgraded after purchase;

•
whole mortgages or other whole loans, other than, (1) those acquired under our MPF Program, (2) certain investments targeted to low-income households or communities, (3) certain marketable direct obligations of state, local, or tribal government units or agencies, that are investment quality, (4) certain MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and, (5) certain foreign housing loans authorized under the FHLB Act;

•	interest-only or principal-only stripped securities;

•	residual-interest or interest-accrual classes of securities;

•
fixed-rate MBS or eligible ABS, or floating-rate MBS or eligible ABS, that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points, unless the instrument qualifies as AMA; and

•	non-U.S. dollar-denominated securities.

FHFA regulations further limit our investment in MBS and ABS by requiring that these investments may not exceed 300% of our previous month-end regulatory capital on the day we purchase the securities and we may not exceed our holdings of such securities in any one calendar quarter by more than 50% of our total regulatory capital at the beginning of that quarter. For purposes of calculating the limit on our MBS/ABS portfolio, we value our investments in accordance with FHFA regulations based on amortized cost for securities classified as held-to-maturity or available-for-sale and on fair value for trading debt securities. Regulatory capital consists of our total capital stock (including the mandatorily redeemable capital stock) plus our retained earnings. This limitation does not apply to instruments qualifying as AMA, like newly issued Ginnie Mae securities that have been created through the MPF Government MBS product that are temporarily owned by the Bank.

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

Direct grants are available under our competitive AHP to members in partnership with community sponsors and may be used to fund the acquisition, rehabilitation, and new construction of affordable rental or owner-occupied housing. We awarded competitive AHP subsidies of $28 million for the years ended December 31, 2019 and December 31, 2018, for projects designed to provide housing to 2,671 and 2,566 households, respectively.

In addition, direct grants are available to members under our Downpayment Plus® homeownership set-aside programs and may be provided to eligible homebuyers to assist with down payment, closing, counseling, or rehabilitation costs in conjunction with an acquisition. During the years ended December 31, 2019 and 2018, we funded $20 million through our Downpayment Plus programs to assist 3,451 and 3,507 very low- to moderate-income homebuyers.

During 2020, we anticipate having $35 million available in total for our Downpayment Plus programs and grants through our competitive AHP.

Community Advances Programs and related letters of credit - We offer programs where members may apply for advances or letters of credit to support affordable housing or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our Community Advances programs may be used to finance affordable homeownership housing, multi-family rental projects, industrial and manufacturing facilities, agricultural businesses, healthcare, educational centers, public or private infrastructure projects, or commercial businesses. As of December 31, 2019, and 2018, we had $666 million and $570 million respectively, in advances outstanding under the Community Advances programs and related letters of credit outstanding of $102 million and $116 million.

Community First® Fund - Our Board of Directors approved $50 million in 2011 to supplement our current affordable housing and community investment programs, which became the foundation for the Community First Fund (the Fund). The Fund is an innovative revolving credit facility designed to provide low cost, longer term financing to community development financial institutions, community development loan funds, and state housing finance authorities promoting affordable housing and economic development in our district. We approved our first loans under the Fund in 2014 and as of December 31, 2019, had $45 million in loans outstanding and $1 million in unfunded loan commitments.

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

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. For further discussion of market conditions and their potential impact on us, see Risk Factors starting on page 18 and Funding on page 49.

Although the available supply of funds from the FHLBs' debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Business Environment

Our financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within our districts of Illinois and Wisconsin, and the conditions in the financial, housing, and credit markets. In particular, our net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy.  We endeavor to manage our interest rate risk by entering into fair value hedge relationships utilizing interest rate derivative agreements to hedge a portion of our advances, available-for-sale debt securities, and debt.  We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate, LIBOR. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in LIBOR. Additionally, we enter into economic hedges using derivative agreements to hedge our mortgage-related assets, which are sensitive to changes in mortgage rates. Many of our balance sheet hedging strategies are subject to change due to the planned phase-out of LIBOR. For further discussion of the potential impact of the LIBOR transition, see Risk Factors starting on page 18 and LIBOR Transition on page 49.

Our profitability is significantly affected by the interest rate environment.  We earn relatively narrow spreads between yields on assets and the rates paid on corresponding liabilities.  A large portion of our advance business is based on our funding costs plus a narrow spread. We also expect our ability to generate significant earnings on capital and short-term investments will be affected by the Federal Reserve’s policy of setting the short-term Federal Funds rate.  Income and spreads can also be affected by changes in regulations or accounting rules, which can change the funding, hedging, and the liquidity profile of our balance sheet. Short-term interest rates also directly affect our earnings on invested capital.

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

Pursuant to FHFA regulations, we last published the results of our annual severely adverse economic conditions stress test to our public website at www.fhlbc.com on November 15, 2019. These regulations were amended on December 16, 2019, as discussed in Recent Legislative and Regulatory Developments below.

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

Recent Legislative and Regulatory Developments

FHLB Membership Request for Input
On February 24, 2020, the FHFA issued a Request for Input on FHLB membership (the Membership RFI).  The Membership RFI, as part of a holistic review of FHLB membership, seeks public input on whether the FHFA’s existing regulation on FHLB membership, located at 12 CFR part 1263, remains adequate to ensure: (i) the FHLB System remains safe and sound and able to provide liquidity to members in a variety of conditions; and (ii) the advancement of the FHLBs’ housing finance and community development mission. The FHFA is seeking input on several broad questions relating to FHLB membership requirements, as well as on certain more specific questions related to the implementation of the current membership regulation. Responses are due by no later than June 23, 2020.

While it is uncertain what actions, if any, the FHFA will take as a result of the responses received from the Membership RFI, any rulemaking actions to update the current FHLB membership regulation may impact FHLB membership eligibility or requirements, and ultimately our business, business opportunities, and results of operation.

Advisory Bulletin 2020-01 Federal Home Loan Bank Risk Management of Acquired Member Assets (AMA).
On January 31, 2020, the FHFA released guidance on risk management of acquired member assets. The guidance communicates the FHFA’s expectations with respect to an FHLB’s funding of its members through the purchase of eligible

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

mortgage loans and includes expectations that an FHLB will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLB should ensure that the bank serves as a liquidity source for members, and an FHLB should ensure that its portfolio limits do not result in the FHLB’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The guidance sets forth the expectation that the board of an FHLB should set limits on the size and growth of portfolios and on acquisitions from a single participating financial institution. In addition, the guidance sets forth that the board of an FHLB should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations.
We continue to evaluate the potential impact of this advisory bulletin on our financial condition or results of operations.
FHFA Proposed Amendments to Stress Test Rule.
On December 16, 2019, the FHFA published a proposed rule amending its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA) to: (i) raise the minimum threshold to conduct periodic stress tests for entities regulated by the FHFA from those with consolidated assets of more than $10 billion to those with consolidated assets of more than $250 billion; (ii) remove the requirements for FHLBs to conduct stress tests; and (iii) remove the adverse scenario from the list of required scenarios. The proposed rule maintains the FHFA’s discretion to require that an FHLB with total consolidated assets below the $250 billion threshold conduct stress testing. The proposed amendments align the FHFA’s stress testing rules with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act stress testing requirements, as amended by the EGRRCPA.
The results of our most recent annual severely adverse economic conditions stress test were published to our public website on November 15 , 2019. If the rule is adopted as proposed, it will eliminate these stress testing requirements for FHLBs, unless the FHFA exercises its discretion to require stress testing in the future. We do not expect this rule, if adopted as proposed, to have a material effect on our financial condition or results of operations.
FDIC Brokered Deposits Restrictions.
On December 12, 2019, the Federal Deposit Insurance Corporation (FDIC) issued a proposed rule to amend its brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The FDIC states that the proposed amendments are intended to modernize its brokered deposit regulations and would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. By creating a new framework for analyzing certain provisions of the “deposit broker” definition, including shortening the list of activities considered “facilitating” and expanding the scope of the “primary purpose” exception, the proposed rule would narrow the definition of “deposit broker” and exclude more deposits from treatment as “brokered deposits.” The proposed rule would also establish an application and reporting process with respect to the primary purpose exception.
If this rule is adopted as proposed, we do not expect it to materially affect our financial condition or results of operations. However, if adopted as proposed, the rule could affect the demand for certain Bank advance products, but the extent of the impact is uncertain.
2019 Wisconsin Act 65.
On November 25, 2019, Wisconsin Governor Tony Evers signed into law legislation that eliminates the restriction on the amount of collateral Wisconsin state-chartered banks can pledge when borrowing from the Bank and removes the 20 -year term limit on advances from the Bank. The legislation serves to provide parity for Wisconsin state banks with national banks, thrifts, and credit union members when borrowing or pledging collateral to the Bank. We believe this new law will be beneficial to certain members, but we do not expect it to materially affect our financial condition or results of operations.
FHFA Supervisory Letter - Planning for LIBOR Phase-Out.
On September 27, 2019, the FHFA issued a Supervisory Letter (the Supervisory Letter) to the FHLBs that the FHFA stated is designed to ensure the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides that the FHLBs should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBs must, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBs. The Supervisory Letter also directs the FHLBs to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBs are expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021 by the

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

deadlines specified in the Supervisory Letter, subject to limited exceptions granted by the FHFA for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.
As a result of the Supervisory Letter, beginning April 1, 2020, we expect to suspend transactions in certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021. In addition, beginning April 1, 2020, we expect to no longer enter into consolidated obligation bonds and derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021. We have ceased purchasing investments that reference LIBOR and mature after December 31, 2021.

We continue to evaluate the potential impact of the Supervisory Letter on our financial condition and results of operations, but we may experience lower overall demand or increased costs for its advances, which in turn may negatively impact the future composition of our balance sheet, capital stock levels, primary mission assets ratio, and net income.

FHFA Advisory Bulletin 2019-03 - Capital Stock Management.
On August 14, 2019, the FHFA issued an advisory bulletin providing for each FHLB to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in an FHLB. In February 2020, the FHFA began to consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLB’s capital management practices.
To maintain the recommended level of capital stock under this guidance, we may reduce investments as necessary, which may have a negative impact on our financial condition and results of operation. If our balance sheet composition changes in the future, we may consider other capital management measures to maintain the recommended ratio of at least two percent of capital stock to total assets.  This capital stock ratio does not include other components of regulatory capital, such as retained earnings.  For more information about how we calculate and comply with our regulatory capital requirements, see  Minimum Capital Requirements on page F-39 of this Form 10-K.

SEC Final Rule on Auditor Independence with Respect to Certain Loans or Debtor-Creditor Relationships.
On July 5, 2019, the United States Securities and Exchange Commission (SEC) published a final rule, which became effective on October 3, 2019 (the SEC Final Rule), that adopts amendments to its auditor independence rules to modify the analysis that must be conducted to determine whether an auditor is independent when the auditor has a lending relationship with certain shareholders of an audit client at any time during an audit or professional engagement period. The SEC Final Rule, among other things, focuses the analysis on beneficial ownership rather than on both record and beneficial ownership; replaces the existing ten percent bright-line shareholder ownership test with a “significant influence” test; and adds a “known through reasonable inquiry” standard with respect to identifying beneficial owners of the audit client’s equity securities.
Under the prior loan rule on debtor-creditor relationships, the independence of an accounting firm generally could be called into question if it or a covered person in the accounting firm received a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” The SEC Final Rule replaced the existing ten percent bright-line test with a significant influence test similar to that referenced in other SEC rules and based on concepts applied in the Financial Accounting Standards Board ASC Topic 323.
Under the SEC Final Rule, which is now in effect, with certain exceptions, the receipt of loans from the beneficial owners of an audit client’s equity securities where such beneficial owner has significant influence over the audit client would impair the independence of the auditor. The analysis under the SEC Final Rule would be based on the facts and circumstances and would focus on whether the beneficial owners of an audit client’s equity securities have the ability to exercise significant influence over the operating and financial policies of an audit client.
PriceWaterhouseCoopers LLP, which serves as the Bank's independent registered accounting firm, reported that there was no independence matter under the SEC Final Rule at December 31, 2019.
Final Rule on FHLBank Capital Requirements.
On February 20, 2019, the FHFA published a final rule, effective January 1, 2020, that adopted, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) (the Finance Board) pertaining to the capital requirements for the FHLBs. The final rule carries over most of the prior Finance Board regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that the Bank calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that it establish and use its own internal rating methodology (which may include, but not solely rely on, NRSRO ratings). The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the Finance Board regulations, as these requirements are now addressed in an Advisory Bulletin on FHLB Liquidity Guidance issued by the FHFA in 2018.
We do not expect this rule to materially affect our financial condition or results of operations.
FDIC Final Rule on Reciprocal Deposits.
On February 4, 2019, the FDIC published a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits,” which implements Section 202 of the EGRRCPA. The final rule exempts, for certain insured depository institutions (depositories), certain reciprocal deposits (deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits) from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.
We do not expect the rule to materially affect our financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain Bank advance products.
In 2019 and 2020, certain developments applicable to swaps occurred:
Uncertainty Regarding Brexit. In June 2016, the United Kingdom (the UK) voted in favor of leaving the European Union (the EU), and in March 2017, Article 50 of the Lisbon Treaty was invoked, commencing a period of negotiations between the UK and the European Council for the UK’s withdrawal from the EU, which was subsequently extended by the European Council members in agreement with the UK. On January 31, 2020, the UK withdrew from the EU under the European Union Withdrawal Agreement Act 2020, with a transition period to last until December 31, 2020, which period may be extended for an additional two years. During this transition period, the UK and the EU will negotiate the details of their future relationship, including what conditions will apply to EU-based entities that want to do business with the UK, and vice versa, after the transition period.
We have UK-based and EU-based non-cleared swap counterparties, and a UK-based DCO for our cleared derivatives. At this time it is not possible to predict the date on which the transition period will end or whether any agreement reached between the UK and the EU will have a material adverse effect on our cleared and uncleared derivatives positions .
Commodities Futures Trading Commission (CFTC) No-action Relief for LIBOR Amendments. On December 17, 2019, three divisions of the CFTC issued no-action letters to provide relief with respect to the transition away from LIBOR and other interbank offered rates (IBORs). Among other forms of relief, the letters, subject to certain limitations:
(i) permit registered swap dealers, major swap participants, security-based swap participants, and major security-based swap participants (covered swap entities) to amend an uncleared swap entered into before the compliance date of the CFTC’s uncleared swap margin requirements (such swap, a legacy swap, and such requirements, the CFTC margin rules) to include LIBOR or other IBOR fallbacks without the legacy swap becoming subject to the CFTC margin rules; and
(ii) provide time-limited relief, until December 31, 2021, for (a) swaps that are not subject to the central clearing requirement because they were executed prior to the relevant compliance date and (b) swaps that are subject to the trade execution requirement to be amended to include LIBOR or other IBOR fallbacks without becoming subject to such clearing or trade execution requirements.
We believe this relief may assist in the market’s and our transition away from LIBOR.

Margin and Capital Requirements for Covered Swap Entities. On November 7, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the FHFA (collectively, the Agencies) jointly published a proposed rule that would amend the Agencies’ regulations that established minimum margin and capital requirements for uncleared swaps (the prudential margin rules) for covered swap entities under the jurisdiction of one of the Agencies. In addition to other changes, the proposed amendments would permit those uncleared swaps entered into by a covered swap entity before the compliance date of the prudential margin rules to retain their legacy status and not become subject to the prudential margin rules in the event that such legacy swaps are amended to replace LIBOR or another rate that is reasonably expected to be discontinued or is reasonably determined to have lost its relevance as a reliable benchmark due to a significant impairment. Among other things, the proposed rule would also amend the prudential margin rules to (i) extend the phase-in compliance date of the covered swap entities for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an average daily aggregate notional amount (AANA) of non-cleared swaps from $8 billion to $50 billion, (ii) clarify that a covered swap entity does not have to execute initial margin trading documentation with a counterparty prior to the time that the counterparty is required to collect or post initial margin, and (iii) permit legacy swaps

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

to retain their legacy status and not become subject to the prudential margin rules in the event that they are amended due to certain life-cycle activities, such as reductions of notional amounts or portfolio compression exercises.
On October 24, 2019, the CFTC proposed an amendment to its CFTC margin rules, which among other changes, would similarly extend the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an AANA of non-cleared swaps from $8 billion to $50 billion. We do not expect any of the foregoing proposed amendments, if adopted as proposed, to materially affect our financial condition or results of operations.
CFTC Advisory on Initial Margin Documentation Requirements. On July 9, 2019, the CFTC issued an advisory (the CFTC Advisory) on the CFTC margin rules to clarify that documentation governing the posting, collection, and custody of initial margin is not required to be completed until such time as the aggregate unmargined exposure to a counterparty (and its margin affiliates) exceeds an initial margin threshold of $50 million imposed by regulation. The CFTC Advisory instructs CFTC covered swap entities to closely monitor initial margin amounts if they are approaching the $50 million initial margin threshold with a counterparty and to take appropriate steps to ensure that the required documentation is in place at such time as the threshold is reached. We are closely monitoring our initial margin thresholds on a counterparty-by-counterparty basis and are evaluating the impact of the CFTC Advisory on our documentation requirements.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 1A.    Risk Factors.
Business Risks

Our business and results of operations may be adversely affected by the U.S housing and mortgage markets, as well as other economic conditions, and related U.S. government policies.

Our business and results of operations are sensitive to the U.S. housing and mortgage markets, as well as international, domestic and district-specific markets and other economic conditions. For example, adverse trends in the mortgage lending sector and residential real estate sector, including declines in housing prices or deterioration in loan performance trends, could reduce the value of collateral pledged to secure member credit. These trends could also lead to a reduction in the fair value of the Bank’s investments and MPF Loan portfolio, could adversely affect demand for Bank products, and could cause members to default on their credit obligations to us. Moreover, adverse trends in employment levels, a slowdown in regional or national economic activity, geopolitical instability, trade disruptions, or a sustained capital market correction could adversely affect overall economic conditions. If economic and market conditions deteriorate, the Bank’s financial condition, results of operation, ability to pay dividends, meet dividend guidance or projections, or redeem or repurchase capital stock could be adversely impacted.

Our business and results of operations are also affected by the fiscal and monetary policies and actions of the federal government and its agencies in response to adverse economic conditions, including the Federal Reserve, which regulates of the supply of money and credit in the United States. For example, in late 2019, in an effort to stabilize rates, the Federal Reserve began conducting overnight repurchase operations for the first time since the financial crisis, which results in increased competition for our advances. Additionally, on March 3, 2020, the Federal Reserve instituted a 0.5% emergency rate cut in the face of potential market disruption and economic slowdown as a result of the outbreak of coronavirus disease 2019 (COVID-19). Although it is uncertain, there may be related rate cuts in the future. Any federal government actions and policies, including rate cuts, may directly and indirectly influence interest rates on the Bank’s assets and liabilities,the demand for FHLB debt or advances, or prepayment on our MPF Loans and investments with associated reinvestment risks, which could adversely affect our financial condition, results of operations, and ability to pay dividends.

The Bank and our members are subject to and affected by a complex body of laws and regulations, which could change or be applied in a manner detrimental to our business operations, and adversely affect our financial condition.

We are a GSE organized under the authority of the FHLB Act and are governed by Federal laws and the regulations of the FHFA. From time to time, Congress has amended the FHLB Act and adopted other legislation in ways that have significantly affected the FHLBs and the manner in which the FHLBs carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations or guidance adopted by the FHFA or other agencies could have a negative effect on our ability to conduct business or our costs of doing business, including impacting our ability to effectively respond or adapt to changing market conditions.

The FHFA’s extensive regulatory authority over the FHLBs includes the authority to liquidate, merge, consolidate, or redistrict the FHLBs. With respect to a merger or consolidation affecting us, members will be subject to the terms and conditions of any plan of merger and/or terms established or approved by the FHFA. Likewise, members’ rights in a liquidation will be subject to approval of the FHFA and may be inconsistent with our capital plan. The FHFA also has authority over FHLB liquidity and capital requirements, and authority over the scope of permissible FHLB products and activities (including the authority to impose limits on those products and activities). We can not predict whether the FHFA may issue future rule changes that could impact our business or our members.

Changes in our statutory or regulatory requirements or policies or in their application could result in changes in, among other things, our membership base; our cost of funds; liquidity requirements; retained earnings and capital requirements; accounting policies; debt issuance limits; dividend payment limits; the form of dividend payments; capital redemption and repurchase limits; permissible business activities; advance pricing and structure; letter of credit pricing; compliance requirements; operational processes; and the size, scope, or nature of our lending, investment, MPF Program activities; or how we manage our balance sheet; all and any of which could be detrimental to our business operations and financial condition.

In addition, as Congress and the Administration continue to consider reforms to the U.S. housing finance system, including the resolution of Fannie Mae and Freddie Mac, any legislative proposals or administrative actions could directly or indirectly impact GSEs that support the U.S. housing market, including the FHLBs.

Moreover, new or modified legislation or regulations governing or impacting our members and counterparties may affect our ability to conduct business or cost of doing business. For example, the Bank, its members, and counterparties have been impacted by the regulations under the Dodd-Frank Act, which made significant changes to the overall regulatory framework of the U.S. financial system. Specifically, regulatory changes under Dodd-Frank, as amended, have impacted how our insured depository members manage their liquidity and capital, and may impact the demand for our advances.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

See Recent Legislative and Regulatory Developments on page 13 for more information about recent regulatory developments, including the FDIC’s proposal to overhaul brokered deposit regulation, which may impact the competitiveness of our advance products, our business operations and our financial condition.

We face competition for advances, which could adversely affect our business.

Our primary business is making advances to members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBs with which members have a relationship through affiliates. Changes to legislation or regulations affecting our members, changes to our members’ business models, or the availability of alternative funding sources, may negatively affect our advance levels. Moreover, if we are unable to structure our advance products and pricing to satisfy the specific funding requirements of all members, our members may turn to other sources of liquidity and our advance levels could decrease.

We may make changes in policies, programs, and agreements affecting members' access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services. As a result of these changes some members may choose to obtain financing from alternative sources. For example, we may make changes to our collateral guidelines, and to the extent that members view a tightening of credit and collateral requirements as unfavorable, we may experience a decrease in our levels of business. Further, many competitors are not subject to the same regulations as us, which may enable those competitors to offer products and terms that we are not able to offer. Any change made in pricing our advances to compete with these alternative funding sources may decrease our profitability on advances. Additionally, as we manage our refunding risk and maintain compliance with our liquidity requirements and other regulatory guidance, any resulting increase in advance pricing may decrease demand for our advances. State and federal regulators’ perception of the stability and reliability of our advances can also directly impact the amount of advances used by our members. A decrease in advance demand or a decrease in profitability on advances could adversely impact our financial condition and results of operations.

Our and our members’ inability to adapt products and services to evolving industry standards and customer preference amid a highly competitive and regulated landscape, while managing expenditures, could harm our business.

Our and our members’ success depend on the ability to adapt products and services to evolving industry standards and to meet customer needs, particularly amid a highly competitive and regulated landscape that may impact our ability to effectively respond to changing market conditions. The widespread adoption of new technologies could require substantial expenditures. We and our members are also faced with increasing operating costs in managing cybersecurity risks. We and our members may not be successful in developing or introducing new products, systems, and services to keep pace with larger competitors, in integrating new products, systems, or services into existing platforms, in responding or adapting to changes in customer behavior or preferences, and in reducing costs, all of which may harm our business and results of operations.

The loss of significant members could result in lower demand for our products and services, and negatively impact our financial condition and results of operation.

At December 31, 2019, our five largest advance borrowers held 54% of total advances outstanding. The loss of significant members or a significant reduction in the level of business they conduct with us, whether as a result of regulatory changes, market conditions, the competitive factors discussed herein or otherwise, would likely lower overall demand for our products and services in the future and adversely impact our financial condition and results of operations.

In 2016, the FHFA adopted regulatory changes that disqualified captive insurance companies from FHLB membership. This rule impacts our three captive insurance company members who will have their memberships terminated by February 2021. As of December 31, 2019, these captive insurance company members had $13.9 billion in advances outstanding at par, which was 27.7% of our total advances outstanding. The advances to our captive insurance company members, which may remain outstanding until they mature, have a weighted remaining tenor of approximately 4 years as of December 31, 2019. However, after our captive insurance company members have their membership terminated and once their advances mature, advance and capital stock levels would decrease. Unless we experience an increased demand for our advance products from our current or future members, this will result in a material decrease in our outstanding advance levels and our results of operation may be adversely affected. Further, we could experience lower demand for advances and other products and services, including letters of credit. To the extent there is a decrease in our advance and other product levels, our primary mission asset ratio and supplemental mission asset ratio and activities may be negatively impacted. The magnitude of the impact will depend, in part, on our size and profitability at the time of membership termination or maturity of related advances.

Additionally, statutory or regulatory requirements have contributed to consolidation in the financial industry, and could reduce the number of current and potential members in our district. Additionally, for a variety of reasons, including regulatory pressure to simplify their organizational structures, parent institutions may decide to dissolve our members or merge our members out of

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

district, resulting in our loss of such members. We lost 30 members due to mergers and acquisitions in 2019. Twenty-six of these members were acquired by other members in our district and four were acquired by out-of-district institutions. As depository institutions continue to experience consolidation due to increased regulatory burden, greater competition from non-bank “Fintech” companies, lower interest margin, and/or higher technology costs that incentivize scale , we may lose a member or members whose business and capital stock investments are significant to our business. This loss of business could negatively impact our business operations, financial condition, and results of operations.

Failure to meet minimum regulatory capital requirements could affect our ability to conduct business and could adversely affect our earnings.

We are subject to certain minimum capital requirements under the FHLB Act, as amended, and the FHFA rules and regulations that include total capital, leverage capital, and risk-based capital requirements. If we are unable to satisfy our minimum capital requirements, we could be subject to certain capital restoration requirements and prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the FHFA, which could adversely affect a member's investment in our capital stock. Furthermore, any suspension of dividends and/or capital stock repurchases and redemptions could decrease member confidence, which in turn could reduce advance demand and net income should members elect to use alternative sources of wholesale funding. For further discussion of our minimum regulatory capital requirements, see Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Changes in the perception, status or regulation of GSEs and the related effect on debt issuance could reduce demand or increase the cost of the FHLBs' debt issuance and adversely affect our earnings.

The FHLBs are GSEs organized under the authority of the FHLB Act. Negative news articles, industry reports, and other announcements relating to any GSE could create pressure on debt pricing for all GSEs, as investors could perceive such instruments as bearing increased risk. Moreover, the scope, timing, and effect of any regulatory reform affecting the GSEs, including the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac, could have a significant effect on the FHLB system and could negatively change the perception of the risks associated with the GSEs and their debt securities. Any such negative information or other factors could result in the FHLBs having to pay a higher rate of interest on consolidated obligations to make them attractive to investors, which could negatively affect the FHLBs' results of operations or access to funding.

How successfully we are able to manage our balance sheet in the face of factors such as changes in the economic environment, changes in member demand, or increased guidance from our regulator may have a material adverse effect on our results of operations and financial condition.

If the composition of our balance sheet significantly changes in some manner, whether as a result of the economic environment or other factors like member demand, we would be presented with challenges. If we are unable to successfully maintain our balance sheet and cost infrastructure at an appropriate composition and size scaled to member demand, including as a result of the regulatory limitations described below, our results of operations and financial condition may be negatively impacted.

Regulatory guidance from the FHFA, our regulator, may have an effect on how we manage our balance sheet and cost infrastructure, and may limit our ability to effectively adapt to changing conditions. The following are examples of regulatory guidance that constrains our balance sheet management and operations:

•	We are subject to a mission asset ratio requirement, as further described on page 5, which may impact our ability to make new investments through various advance demand cycles.

•
We are subject to guidance providing for each FHLB to maintain a ratio of at least two percent of capital stock to total assets, as discussed in Recent Legislative and Regulatory Developments on page 13, which may impact how we manage our capital. Moreover, to maintain the recommended level of capital stock under this guidance, the Bank may reduce investments as necessary, which may have a negative impact on the Bank’s financial condition and results of operation.

•
As further discussed in Liquidity Measures on page 47, we are subject to the Liquidity AB, which went into full effect on December 31, 2019. This guidance communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBs to fund advances and letters of credit for members during a sustained capital markets disruption. To satisfy our current liquidity requirements, we generally maintain increased balances in short-term investments. Under certain market conditions, the Liquidity AB may require us to hold additional liquid assets. Maintaining large balances of liquid assets may reduce our ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. Additionally, to the extent that the Bank adjusts pricing for its short-term advances and letters of credit as a result of the Liquidity AB, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels, and ultimately our net income. Moreover, in certain circumstances, we may need to fund overnight or shorter-term investments and advances with

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

discount notes that have maturities that extend beyond the maturities of the related investments or advances. Net interest income on investments and advances may be reduced.

•
As further discussed in Liquidity Measures on page 47, Liquidity AB provides guidance on maintaining appropriate funding gaps, compliance with which, under certain market conditions, may increase our cost of funding if we are required to achieve the appropriate funding gap by using longer term funding, on which we generally pay higher interest than on our short-term funding. As a result, our net interest income on investments and advances may be reduced.

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

Limitations on the payment of dividends and repurchase of excess capital stock, failure to meet our dividend guidance or projections, or future changes to our capital stock requirements may adversely affect the effective operation of our business model.

Our business model is based on the goal of maintaining a balance between our housing mission and our objective to provide a reasonable return on our members' investment in the cooperative. We work to achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay a reasonable dividend on our Class B2 membership stock and a higher dividend on Class B1 activity stock in order to recognize those members that are using our products. See Dividend Payments on page 58.

Under FHFA regulations, the FHLBs may pay dividends on their stock only out of previously retained earnings or current net income, and our ability to pay dividends is subject to statutory and regulatory restrictions and is dependent upon our ability to continue to generate net income. Further, the level of our dividend payments is restricted by our retained earnings and dividend policy as further described under Retained Earnings and Dividend Policy section on page 58. Relatedly, our ability to meet any dividend guidance or projections may be impacted by a change in financial or economic conditions, regulatory and statutory limitations, our retained earnings and dividend policy, and any other relevant factors. As a result of these factors, we may be unable to pay dividends, unable maintain a higher dividend on Class B1 activity stock , unable to meet any dividend guidance or projections, or the level of dividends could be significantly reduced.

To the extent that current and prospective members determine that our dividend and/or dividend guidance or projections are insufficient or our ability to pay future dividends or repurchase excess capital stock becomes limited (see the risk factor discussing limitations on our ability to repurchase capital stock on page 22 of the Risk Factors section), we may be unable to expand our membership and may experience decreased member demand for products requiring capital stock purchases and increased membership requests for withdrawals that may adversely affect our results of operations and financial condition.

To the extent that we are unable to maintain our current capital stock requirements and/or continue to offer the Reduced Capitalization Advance Program (“RCAP”) ( which reduces a member’s activity stock requirement for certain advances), or to the extent we effect future changes to our capital plan, member utilization of the Bank may be impacted, which in turn may adversely affect our results of operations and financial condition.

A decline and shift in national mortgage originations, the competitive landscape, and the loss of certain PFIs in the future may negatively impact our business.

While national mortgage originations increased in 2019, they were in a downward trend from the end of 2016 through 2018, with the bulk of new originations coming from non-bank originators who are not eligible to be members of the FHLBs and therefore not eligible to participate in our MPF Program. To the extent that the decline in national mortgage originations resumes, we may experience a decrease in volume available to purchase from our PFIs. In addition, PFIs may stop selling loans under the MPF Program due to mergers with or into other organizations, or as a result of market competition. To the extent a sufficient number of our PFIs experience a decline in new mortgage originations or discontinue selling under the MPF Program, and we do not gain a sufficient number of new PFIs to offset such decline or departures, we may incur a decrease in volume available to purchase from our PFIs.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

During 2019, the top five PFIs, in the aggregate, accounted for 44% of our MPF on balance sheet purchases held in portfolio. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

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

There is no guarantee that we will be able to redeem capital stock held by a shareholder even at the end of the redemption period or to repurchase excess capital stock. If the redemption or repurchase of capital stock would cause us to fail to meet our minimum capital requirements or cause the member or former member to fail to maintain its minimum investment requirement, then such redemption or repurchase would be prohibited by FHFA regulations and our Capital Plan. In addition, approval from the FHFA for redemptions or repurchases would be required if the FHFA or our Board of Directors were to determine that we incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. We also may decide to suspend the redemption of capital stock if we reasonably believe that such redemptions would cause us to fail to meet our minimum capital requirements. At all times, repurchases of excess stock remain subject to our regulatory capital requirements, certain financial and capital thresholds, and prudent business practices. .

In addition, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our Capital Plan requires the Bank’s approval before a member or nonmember shareholder may transfer any of its capital stock to another member or nonmember shareholder, we cannot provide assurance that a member or nonmember shareholder would be allowed to transfer any excess capital stock at any time.

For further discussion of our minimum capital requirements, see Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Market Risks

Changes in interest rates or an inability to successfully manage interest-rate risk could have a material adverse effect on our net interest income.

We realize net interest income primarily from the spread between interest earned on our outstanding advances, MPF Loans, and investments less the interest paid on our consolidated obligations and other liabilities. When interest rates increase, we may experience extension risk, which is the risk that our mortgage-based investments will remain outstanding longer than expected at below-market yields. Therefore, any rapid change in interest rates could adversely affect our net interest income. Conversely, very low interest-rate environment could adversely impact us in various ways, including lower market yields on investments and faster prepayments on our MPF Loans and investments with associated reinvestment risk. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted as a result. For example, the Federal Reserve's March 2020 emergency rate cut in the face of the outbreak of coronavirus disease 2019 (COVID-19), and any related future rate cuts, may adversely impact our results of operation. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 73 for additional discussion and analysis regarding our sensitivity to interest rate changes and the use of derivatives to manage our exposure to interest-rate risk.

As previously discussed, our business and results of operations are affected significantly by the fiscal and monetary policies of the U.S. government and its agencies, including the Federal Reserve Board's policies, which are difficult to predict.  Therefore, our ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affects the success of our asset and liability management activities and our level of net interest income. We use a number of measures in our efforts to monitor and manage interest rate risk, including income simulations and duration, market value, and convexity sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is difficult. Key assumptions include, but are not limited to, loan volumes and pricing, market conditions for our consolidated obligations, interest rate spreads and prepayment speeds, implied volatility of options contracts, and cash flows on mortgage-related assets. These assumptions are inherently uncertain and they cannot precisely estimate net interest income and the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Volatility and

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

disruption in the credit markets may have resulted in a higher level of volatility in our interest-rate risk profile and could negatively affect our ability to management interest-rate risk effectively.

We depend on the FHLBs' ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets, including the short-term capital markets due to our continued reliance on discount note funding. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions, such as investor demand and liquidity in the financial markets, which are beyond the control of the FHLBs. The U.S. government’s financial or economic measures may also affect the FHLBs’ funding costs and practices. Our ability to operate our business, meet our obligations, and generate net interest income depends primarily on the ability of the FHLB System to issue debt frequently to meet member demand and to refinance our existing outstanding consolidated obligations at attractive rates, maturities, and call features, when needed. A significant portion of our advances are issued at interest rates that reset periodically at a fixed spread to an FHLB discount note rate-based index, so member demand for such advances may decrease to the extent that the FHLB System is unable to continue to issue debt at attractive rates.

The sale of FHLB consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments, government programs and policies, and the impact of government shutdowns that affect the relative attractiveness of FHLB consolidated obligations . The FHLB System currently plays a predominant role as lenders in the federal funds market; therefore any disruption in the federal funds market or any related regulatory or policy change may have an adverse effect on our cash management activities, results of operation, and reputation. In addition, a decrease in the level of dealer participation and support may also adversely affect liquidity in the agency debt markets and have an adverse effect on our results of operations.

Additionally, we have a significant amount of discount notes outstanding with maturities of one year or less. We are exposed to liquidity risk if there is any significant disruption in the short-term debt markets. If a disruption were prolonged, we may not be able to obtain funding on acceptable terms. Any significant disruption that would prevent us from re-issuing discount notes for an extended period of time as they mature may require us to recognize a loss of up to $33.7 million of currently open (as of December 31, 2019) deferred hedge costs out of accumulated other comprehensive income. Without access to the short-term debt markets, the alternative longer-term funding, if available, would increase funding costs and could cause us to increase advance rates, potentially adversely affecting demand for advances. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected. As a result, our inability to manage our liquidity position or our contingency liquidity plan to meet our obligations, as well as the credit and liquidity needs of our members, could adversely affect our financial condition and results of operations, and the value of FHLB membership.

The FHLBs also compete with the U.S. government, Fannie Mae, Freddie Mac, and other government-sponsored enterprises (GSEs), as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the domestic and global debt markets. Increases in the supply of competing debt products, such as an increased in the supply of Treasury securities, could result in higher debt costs and negatively affect demand for consolidated obligations. This could adversely affect our financial condition, results of operations, or ability to pay dividends, meet dividend guidance or projections, or redeem or repurchase capital stock.

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

Future downgrades in credit ratings or outlook may result in higher FHLB funding costs and/or disruptions in access to the capital markets and our ability to maintain adequate liquidity. Negative ratings events, such as a reduction in our individual Bank rating, may also trigger additional collateral posting requirements under certain of our derivative instruments or impact our ability to enter into derivative instruments with acceptable terms. Further, member demand for certain of our products, such as letters of

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

credit, is influenced by our credit rating and a downgrade of our credit rating could weaken member demand for such products. Any such events may adversely affect our financial condition and results of operations.

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

In the United States, the Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. ARRC has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to LIBOR. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. Since 2018, market activity in SOFR-linked financial instruments has continued to develop. The FHLBs, including the Bank, have offered SOFR-linked consolidated obligations on an ongoing basis and have started offering SOFR-linked advances.

As noted throughout this Form 10-K, many of the Bank’s assets and liabilities are indexed to LIBOR, some with maturities or termination dates extending past December 31, 2021. We are currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the primary replacement rate. We have developed an initial LIBOR transition action plan and convened a project team to implement the transition, which is led by a senior executive and comprised of representatives from various areas across the Bank. Our Asset-Liability Management Committee (ALCO) is the management committee responsible for overseeing the transition from LIBOR. In addition, on September 27, 2019, the FHFA issued a Supervisory Letter (the "Supervisory Letter") that the FHFA stated is designed to ensure the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. Among other things, the Supervisory Letter provides that the FHLBs should cease entering into certain transactions referencing LIBOR that mature after December 31, 2021. See Recent Legislative and Regulatory Developments on page 13 for a discussion of the Supervisory Letter and its potential impact on the Bank.

The market transition away from LIBOR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and any alternative rate. There can be no assurances that we and other market participants will be appropriately prepared for an actual discontinuation of LIBOR, that existing assets and liabilities based on or linked to LIBOR will transition successfully to alternative reference rates or benchmarks, or of the timing of the cessation of LIBOR, or of the adoption and degree of integration of any alternative reference rates or benchmarks in the markets. Introduction of an alternative rate also may introduce additional basis risk for market participants including the Bank as an alternative index is utilized along with LIBOR. The discontinuation of LIBOR may have an unpredictable impact on the contractual mechanics of outstanding securities, loans, derivatives or other products, require renegotiation of outstanding contracts, impact the return on investments, or cause significant disruption to financial markets that are relevant to our business, among other adverse consequences. Additionally, any transition from current benchmarks may alter the Bank’s risk profiles and models, systems, valuation tools, and effectiveness of hedging strategies, as well as increase the costs and risks related to potential regulatory requirements. Given the uncertainties, the Bank is not able to predict the impact of the transition from LIBOR on the Bank’s business, financial condition, or results of operations. (See also LIBOR Transition on page 49 for more details on our LIBOR transition, including a presentation of variable rate financial instruments by interest-rate index at December 31, 2019 and additional steps we are taking in the LIBOR transition).

Credit Risks

Our financial condition and results of operations, and the value of Bank membership, could be adversely affected by our exposure to credit risk.

We are exposed to credit risk principally through advances or commitments to our members, MPF Loans and related exposures, derivatives counterparties, unsecured counterparties, repurchase agreement transactions, and issuers of investment securities or the collateral underlying them. We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we are unable to fully recover amounts owed on a timely basis. In addition, we have exposure to credit risk because fair value of collateral may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument (whether due to economic conditions or otherwise) , or because the value of the collateral may not be what we assigned to it (whether as a result of misrepresentation or inaccurate

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

valuation). We have a high concentration of credit risk exposure to financial institutions and mortgage assets. If we have insufficient collateral before or after an event of default, or we are unable to liquidate the collateral for the value assigned to it in the event of default, we could experience a credit loss, which could adversely affect our financial condition and results of operations.

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

Advances. To the extent our members are under financial stress, we are exposed to the risk that they may default on their outstanding obligations to us, including the repayment of advances. If a member defaults on its obligations, or the FDIC, or any other applicable receiver, fails either to promptly repay all of that failed institution's obligations or to assume the outstanding advances, then we may be required to liquidate the collateral pledged by the failed institution. The volatility of market prices and interest rates could affect the value of the collateral . The proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations or the operational cost of liquidating the collateral. Default by a member with significant outstanding obligations to us could adversely affect our results of operations and financial condition.

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

If we experience disruptions in the credit markets, it may increase the likelihood that one of our derivatives counterparties fails to meet their obligations to us. If a counterparty defaults on payments due to us, we may need to enter into a replacement derivative contract with a different counterparty, which may be at a higher cost, or we may be unable to obtain a replacement contract. Additionally, the insolvency of one of our largest derivatives counterparties combined with an adverse change in the market before we are able to transfer or replace the derivative contracts could adversely affect our financial condition and results of operations. We may also be exposed to collateral losses to the extent that we have pledged collateral and its value changes, or could experience losses if the counterparty fails to return the collateral. Losses from any of the foregoing could negatively affect our financial condition and results of operations and the value of FHLB membership.

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

Securities Purchased Under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs.  These investments are secured by marketable securities held by a third party custodian.  If the credit markets experience disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.  If the collateral pledged to secure those obligations has decreased in value, we may suffer a credit loss.  See the table in Investment Securities by Rating on page 68 for a summary of counterparty credit ratings for these investments.

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

We are exposed to losses on our conventional MPF Loans held in our portfolio through our obligation to absorb losses up to the FLA and to the extent those losses are not recoverable from PFIs from withholding performance-based CE Fees (Recoverable CE Fees). Our FLA exposure as of December 31, 2019 is $152 million. The next layer of losses after the FLA is allocated to the PFI, or SMI, as applicable, through the CE Amount. If losses accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA or that may otherwise exceed the PFI's CE Amount and Recoverable CE Fees. Further, the PFIs may experience credit deterioration and default on their credit enhancement obligations, which, to the extent not offset against collateral provided by the PFIs, could cause us to incur additional losses and have an adverse effect on our results of operations.

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

We are exposed to mortgage repurchase liability in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third party investors under the MPF Direct Product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity, and under certain conditions, this could cause us to experience losses on our MPF Loans. As of December 31, 2019, we had $18 million of repurchase requests and indemnifications outstanding to PFIs related to MPF Xtra loans and no outstanding repurchase requests or indemnifications for our MPF Direct and MPF Government MBS products. Because repurchase requests from third party investors may be made up until full repayment of a loan rather than when a purported defect is first identified, repurchase requests received as of a particular date may not reflect total repurchase liability for loans outstanding as of that date. In certain circumstances, third party investors may not make a repurchase or indemnification request until a loan becomes past due or defaults. PFIs are also required to repurchase ineligible MPF Loans we hold in our portfolio, as further discussed in Mortgage Repurchase Risk on page 65.

We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions, or a natural or man-made disaster, we could experience increased losses. For further information on these concentrations, see Geographic Concentration on page 65.

Additionally, a portion of our portfolio represents participation interests in mortgage loans acquired under the MPF Program from other FHLBs. PFIs located in other FHLB districts provide servicing and credit enhancement for these MPF Loans and we rely on the FHLB from the district in which the PFI is located to manage the related credit risk and enforce the PFI's obligations. If there were losses arising from these MPF Loans and the other FHLB were to fail to manage the risk of PFI default or enforce the PFI's obligations, we could incur losses in the event of a PFI default.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The occurrence of a major natural or other disaster, a pandemic such as COVID-19, or other disruptive event, especially one affecting our district and/or members in our district, could negatively impact our business and results of operations.

The occurrence of a major natural or environmental disaster, terrorist attack, pandemic, or similar event, or other disruptive event such as trade wars (any such event, a “major disruptive event”), especially one affecting our district, could negatively impact our business and results of operations. A major disruptive event that damages or destroys real estate securing mortgage loans, or negatively impacts the ability of borrowers to continue to make principal and interest payments on mortgage loans, or negatively impacts our members’ business could increase delinquency rates and default rates, and negatively impact our collateral, MPF Loan portfolio, MBS investments, community investment programs, or cause our members to become delinquent or to default on their advances and other credit obligations to us. A decline in the local economies in which our members operate resulting from a major disruptive event could reduce members’ needs for funding, which could reduce demand for our advances. While we do not currently expect that the potential losses, if any, resulting from any natural disaster in 2019 will have a material effect on our financial condition or results of operations in future periods, there can be no assurance that another major disruptive event will not generate significant losses to our business.

Specifically, widespread health emergencies such as the recent outbreak of coronavirus disease 2019 (COVID-19) may adversely affect the Bank’s business by adversely impacting our members, our workforce, our operations, and/or our vendors. Moreover, any slowdown in economic activity or any actions by the federal government and its agencies in response to adverse economic conditions (such as the recent 0.5% emergency rate cut by the Federal Reserve or further rate cuts) may impact the Bank’s financial condition, results of operation, and business, by, among other things, influencing interest rates on the Bank’s assets and liabilities and reducing demand for Bank advance products.

Operational Risks

Our information systems may experience an interruption or breach in security.

Our operations rely on the secure processing, storage, and transmission of a large volume of personally identifiable information of mortgage loan borrowers, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. We rely heavily on communications, information systems and the internet to conduct our business. The continued occurrence of high-profile data breaches at other financial institutions indicates the continuing existence of an external environment with diverse and sophisticated methods of data exfiltration. Other companies have also reported breaches and other attacks, some severe, intended to disable or degrade services, sabotage systems, and/or obtain improper access to confidential or proprietary information. This environment demands that we engage in ongoing monitoring of the effectiveness of our security controls, engage in proper testing of our security controls and responses, and implement changes as needed to mitigate security vulnerabilities. Despite these efforts, our security controls over personal data, our training of workers and vendors on data security, and other practices we follow cannot absolutely prevent the improper access to, or disclosure of personally identifiable information, or other confidential information that we or our vendors store and manage. We are also subject to the risk of unauthorized access to, and transmission of, confidential or proprietary information by workers. The materiality of such risks depends on the nature, extent, and potential magnitude of a potential incident or attack. Improper disclosure of personally identifiable information or other confidential or proprietary information could harm our reputation, financial performance, and customer and vendor relationships, lead to legal exposure to borrowers, subject us to liability under laws that protect personal data, result in litigation or regulatory investigations, and impact our competitive position. Moreover, expanded government scrutiny of practices relating to the safekeeping of personally identifiable information or other confidential information may result in the adoption of stricter laws or regulations that could impede our business or increase compliance costs.

Additionally, cyberattacks, including computer hacking, vandalism, malware, phishing, or computer viruses can lead to shutdowns or disruptions in our systems that could harm our business operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we are not able to provide absolute security against all attacks . The risk of a security breach due to cyberattacks could increase in the future to the extent we expand our use of web-based products and applications. Our cyber risk and other insurance might not be sufficient to cover us against claims related to security incidents, breaches, cyberattacks and other related events. Efforts to protect our information technology networks and systems will cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, to train workers, and to engage third party security experts and consultants.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

We rely on quantitative models to manage risk, to make business decisions, and to value our assets and liabilities. Our business could be adversely affected if those models fail to produce reliable results.

We make significant use of both internal and external business and financial models to measure and monitor our risk exposures; including interest rate, prepayment, and other market risks, as well as credit risk. We also use models in determining the fair value of financial instruments when independent price quotations are not available or reliable. The information provided by these models is also used in making business decisions relating to strategies, initiatives, risk management, transactions, and products, and for financial reporting and dividend guidance or projections. Models are inherently imperfect predictors of actual results because they are based on available data and assumptions about factors such as future loan demand, prepayment speeds, default rates, severity rates, and other factors that may overstate or understate future experience. When market conditions change rapidly and dramatically, the assumptions used for our models may not keep pace with changing conditions. Inaccurate data or assumptions in these models are likely to produce unreliable results. For example, uncertainty in the housing and mortgage markets may increase our exposure to the inherent risks associated with the reliance on internal models that use key assumptions to project future trends and performance. Although we regularly adjust our internal models in response to changes in economic conditions and the housing market and rely on our vendors to adjust our external models, the risk remains that our models could produce unreliable results or estimates that vary considerably from actual results.

If these models fail to produce reliable results, we may not make appropriate risk management or business decisions (including decisions relating to our dividend guidance or projections), which could adversely affect our earnings, liquidity, capital position, reputation, and financial condition. Any strategies that we employ to attempt to manage the risks associated with the use of models may not be effective.

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

A significant portion of our business support services are hosted by third party vendors, including data center, disaster recovery, network email, and telephone services, as well as critical business and business processing services, and if our vendors fail to adequately perform the contracted services in the manner necessary to meet our needs, our business, financial condition, and results of operations may be harmed. Additionally any failure in the operating systems of the Office of Finance could disrupt our ability to conduct and manage our business.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

As of February 29, 2020, we occupy 95,105 square feet of leased office space at 200 East Randolph Drive, Chicago, Illinois 60601 (the “Aon Location”).  We also maintain 5,518 square feet of leased space for an off-site back-up facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

The Bank expects to relocate from the Aon Location to a leased new office space at 433 West Van Buren Street, Chicago, Illinois 60607 in late 2020.

Item 3. Legal Proceedings.

On October 15, 2010, the Bank instituted litigation relating to 64 private label MBS bonds purchased by the Bank in an aggregate original principal amount of $4.29 billion. Of the three cases that were filed by the Bank, only the action filed in the Circuit Court of Cook County, Illinois remains active. As of December 31, 2019, the remaining litigation covers three private label MBS bonds in the aggregate outstanding principal amount of $35 million. As of February 29, 2020, Morgan Stanley & Co., Incorporated, and certain of its affiliates, remain as the sole defendants in the Illinois action.

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

We issue only one class of capital stock, Class B stock, consisting of two sub-classes of stock, Class B1 stock and Class B2 stock which, under our Capital Plan has a par value of $100 per share. As of January 31, 2020, we had 21,314,321 shares of capital stock outstanding, including mandatorily redeemable capital stock recorded as a liability, and we had 717 stockholders of record. For details on our Capital Plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements and Capital Resources on page 54.

Information regarding our cash dividends declared in each quarter in 2018 and 2019, and information regarding regulatory requirements and restrictions on dividends, is set forth in the Retained Earnings & Dividends Policy section on page 58.

The following table presents, by type of institution, the outstanding capital stock holdings of our members and former members. Our capital stock may be redeemed upon five years' notice from the member to the Bank, subject to applicable conditions. For a description of our policies and related restrictions regarding capital stock redemptions and repurchases, see Capital Resources on page 54.

As of	December 31, 2019	December 31, 2018
Commercial banks	$1,057	$1,123
Savings institutions	173	241
Credit unions	285	190
Insurance companies	197	143
Community Development Financial Institutions	1	1
Total GAAP capital stock	1,713	1,698
Stock reclassified as mandatorily redeemable capital stock (liability)	324	313
Total regulatory capital stock outstanding	$2,037	$2,011

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 6.    Selected Financial Data.

As of or for the years ended December 31,	2019	2018	2017	2016		2015
Selected statements of condition data
Investments [a]	$38,882	$32,684	$30,683	$28,060		$28,324
Advances	50,508	52,628	48,085	45,067		36,778
MPF Loans held in portfolio, net	10,000	7,103	5,193	4,967		4,828
Total assets	99,827	92,857	84,355	78,692		70,671
Consolidated obligation discount notes	41,675	43,166	41,191	35,949		41,564
Consolidated obligation bonds	50,474	42,250	37,121	36,903		22,582
Mandatorily redeemable capital stock (MRCS) recorded as a liability	324	313	311	301		8
Capital stock	1,713	1,698	1,443	1,711		1,950
Retained earnings	3,770	3,536	3,297	3,020		2,730
Total capital	$5,454	$5,289	$4,852	$4,695		$4,652
Other selected data at period end
Member standby letters of credit outstanding	$23,851	$24,306	$19,572	$10,828		$6,678
MPF Loans par value outstanding - FHLB System [b]	68,759	58,820	51,563	46,293		43,445
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	17,364	14,522	12,484	11,624		10,577
FHLB systemwide consolidated obligations par value outstanding	$1,025,895	$1,031,617	$1,034,260	$989,311		$905,202
Number of members	689	705	720	728		740
Total employees (full and part time)	488	468	460	440		422
Selected statements of income data
Net interest income after provision for (reversal of) credit losses	$458	$513	$483	$455		$503
Noninterest income	100	16	44	76	[c]	23
Noninterest expense	223	191	174	167		138
Net income	$300	$303	$317	$327		$349
Other selected data during the periods ended
MPF Loans par value amounts funded - FHLB System [b]	$21,005	$13,617	$11,915	$10,872		$7,225
Number of PFIs funding MPF products - FHLB System [b]	898	902	909	873		843
MPF Loans par value amounts funded - FHLB Chicago PFIs [b]	$5,788	$3,614	$2,521	$3,145		$1,784
Number of PFIs funding MPF products - FHLB Chicago [b]	210	208	204	191		188
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	5.82%	5.97%	5.99%	6.40%		6.63%
Market value of equity to book value of equity	105%	105%	107%	108%		108%
Primary mission asset ratio [d]	72.3%	71.1%	67.3%	66.2%		58.8%
Investments - % of total assets	39%	35%	36%	36%		40%
Advances - % of total assets	51%	57%	57%	57%		52%
MPF Loans held in portfolio, net - % of total assets	10%	8%	6%	6%		7%
Dividend rate class B1 activity stock-period paid	5.00%	4.06%	3.19%	2.75%		2.31%
Dividend rate class B2 membership stock-period paid	2.19%	1.65%	1.10%	0.60%		0.50%
Return on average assets	0.30%	0.33%	0.38%	0.42%		0.49%
Return on average equity	5.29%	5.74%	6.84%	7.18%		7.65%
Average equity to average assets	5.67%	5.74%	5.58%	5.87%		6.35%
Net yield on average interest earning assets	0.47%	0.56%	0.59%	0.59%		0.72%
Return on average Regulatory Capital spread to 3-month LIBOR index	2.92%	3.25%	5.25%	5.96%		7.55%
Cash dividends	$82	$64	$40	$37		$25
Dividend payout ratio	27.33%	21.12%	12.62%	11.31%		7.16%

[a]	Investments includes investment debt securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]	Includes all MPF products, whether on or off our balance sheet. See Mortgage Partnership Finance Program beginning on page 8 for details on our various MPF products.

[c]	Includes $38 million in litigation settlement awards.

[d]
The FHFA issued an advisory bulletin that provides guidance relating to a primary mission asset ratio by which the FHFA will assess each FHLB's core mission achievement. See Mission Asset Ratio on page 5 for more information.

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

•
the impact of new business strategies, including our ability to develop and implement business strategies focused on maintaining net interest income; our ability to successfully maintain our balance sheet and cost infrastructure at an appropriate composition and size scaled to member demand; our ability to execute our business model, implement business process improvements and scale our size to our members' borrowing needs; the extent to which our members use our advances as part of their core financing rather than just as a back-up source of liquidity; and our ability to implement product enhancements and new products and generate enough volume in new products to cover our costs related to developing such products;

•
the extent to which we are able to maintain our current capital stock requirements and/or continue to offer the Reduced Capitalization Advance Program for certain future advance borrowings, and our ability to continue to pay enhanced dividends on our activity stock, impact borrowing by our members;

•
our ability to meet required conditions to repurchase and redeem capital stock from our members (including maintaining compliance with our minimum regulatory capital requirements and determining that our financial condition is sound enough to support such repurchases), the amount and timing of such repurchases or redemptions, and our ability to maintain compliance with regulatory and statutory requirements relating to our dividend payments;

•
general economic and market conditions, including the timing and volume of market activity, inflation/deflation, unemployment rates, housing prices, the condition of the mortgage and housing markets, increased delinquencies and/or loss rates on mortgages, prolonged or delayed foreclosure processes, and the effects on, among other things, mortgage-backed securities; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability; the impact of the occurrence of a major natural or other disaster, a pandemic such as COVID-19, or other disruptive event;

•
volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; changes in the value or liquidity of collateral securing advances to our members;

•	changes in the value of and risks associated with our investments in mortgage loans, mortgage-backed securities, and the related credit enhancement protections;

•	changes in our ability or intent to hold mortgage-backed securities to maturity;

•	changes in mortgage interest rates and prepayment speeds on mortgage assets;

•
membership changes, including the loss of members through mergers and consolidations or as a consequence of regulatory requirements; changes in the financial health of our members, including the resolution of some members; risks related to expanding our membership to include more institutions with regulators and resolution processes with which we have less experience;

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

•	regulatory changes to FHLB membership requirements, capital requirements, and liquidity requirements by the FHFA, and increased guidance from the FHFA impacting our balance sheet management;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors starting on page 18.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

2019 Financial Highlights

•	We recorded net income of $300 million in 2019 compared to $303 million in 2018.

•
Net interest income for 2019 was $458 million, which included $3 million of income from available-for-sale (AFS) investment security prepayments during the period. For 2018, net interest income was $513 million, which included $32 million of income from AFS investment security prepayments during the period. The decrease in net interest income for 2019 was primarily the result of the decrease in the AFS prepayment fees.

•
Noninterest income increased by $84 million to $100 million in 2019 compared to $16 million in 2018, primarily due to instruments held under fair value option, which increased by $54 million, from a loss of $19 million in 2018 to a gain of $35 million in 2019. Net gains on trading securities and derivatives increased $24 million combined from 2018 to 2019.

•
Noninterest expense was $223 million for 2019 compared to $191 million for 2018, primarily driven by an increase in employee compensation and benefits, and planned operating expenses related to information technology and business resiliency.

•
Total assets were $99.8 billion at year-end 2019 compared to $92.9 billion at year-end 2018, due to strong growth in liquidity assets to continue to meet the needs of members during all economic cycles, along with MPF Loan growth.

•	Total investment securities increased 8% in 2019 to $23.1 billion, as we increased our purchase of Treasury securities and mortgage-backed securities.

•	Retained earnings were $3.8 billion at year-end 2019, up from $3.5 billion at year-end 2018, and we remained in compliance with all of our regulatory capital requirements as of year-end 2019.

Summary and Outlook

Member Product and Program Use
In 2019, 84% of our member institutions used at least one of our core product offerings-advances, letters of credit, or MPF Program products-or participated in our competitive AHP or DPP Programs. Below is a recap of member product and program use in 2019.

•	Advances outstanding: At year-end 2019, 366 members had advances of $50.5 billion, down 4% from year-end 2018.

•	Letters of Credit: At year-end 2019, 211 members had letters of credit outstanding of $23.9 billion, down 2% from year-end 2018.

•	MPF Loans outstanding: At year-end 2019, MPF Loans outstanding on our balance sheet were $10.0 billion, up 41% from year-end 2018.

•
Competitive AHP: In 2019, $27.7 million was awarded through our competitive AHP to help finance 50 affordable housing projects consisting of 2,671 housing units located primarily in Illinois and Wisconsin.

•	DPP: In 2019, 192 members reserved more than $19.5 million in DPP grants on behalf of 3,421 homebuyers in member communities.

Reducing the Cost of Advances with the Activity Stock Dividend
Based on our preliminary financial results for the fourth quarter of 2019, on January 23, 2020, the Board of Directors of the Bank declared a dividend of 5.00% (annualized) for Class B1 activity stock and a dividend of 2.25% (annualized) for Class B2 membership stock, maintaining the levels declared for the third quarter of 2019. Additionally, based on current projections and assumptions about the Bank’s financial condition and the economic outlook, the Bank expects to maintain a 5.00% (annualized) level of dividend for Class B1 activity stock for the first and second quarters of 2020. The Bank continues to work to support a reliable dividend on its stock, but any future dividend payment remains subject to determination and declaration by the Board of Directors and may be impacted by a change in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors. We maintained rates on both dividends in the fourth quarter of 2019 and in the forward guidance even as the Federal Reserve reduced rates, providing additional value to all of our members. For additional discussion of risks that may impact the Bank’s dividend payments, see the Risk Factors section starting on page 18.

The Bank plans to continue to share dividend guidance as we have since the third quarter of 2019, subject to quarterly evaluation by the Board of Directors. We use the activity stock dividend as one way in which members receive value from their membership as it rewards members that support the entire cooperative by borrowing from the Bank.
On October 31, 2019, we discontinued the automatic weekly repurchase of excess stock. This change enables members to retain excess stock which, for many members, simplifies managing stock balances and provides a dividend benefit on the excess stock. Members can request repurchases of their excess stock at any time.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Expanding Member Borrowing Capacity and Accepting of eNotes as Collateral
This past July, changes were implemented to maximize member collateral value and support member borrowing capacity. The Bank’s collateral eligibility guidelines were updated to provide value for previously ineligible collateral categories, such as special purpose commercial real estate, and provide partial value for various loan attributes that previously rendered collateral as ineligible. These enhancements led to a significant increase in member collateral capacity. As we look ahead to this year and how we will continue to expand member collateral capacity and make borrowing easy, we have been developing a solution with the other FHLBs to accept eNotes as collateral. We anticipate the acceptance of eNotes as collateral becoming available for members later this year.
Sharing Legislative News from the District
In November 2019, with substantial help from the Wisconsin Bankers Association, and the support of the Wisconsin Credit Union League, legislation was enacted in Wisconsin eliminating the restriction on the amount of collateral that Wisconsin state banks can pledge when borrowing from an FHLB and removed the 20 year limit on advances to state banks from an FHLB. This change allows Wisconsin members to better manage borrowing capacity.
Preparing for the LIBOR Transition
Throughout 2019, the financial markets continued preparing for the anticipated phase-out of the LIBOR by the end of 2021. Acknowledging the importance of this transition, we are working to prepare for the transition. For further discussion, see LIBOR Transition on page 49.
Delivering an Exceptional Member Experience
As a cooperative, we are dedicated to delivering the highest value to our members and providing a seamless borrowing experience when transacting with the Bank. This past year was an exciting time of discovery as cross-department teams identified how we can enhance member borrowing experience to reduce processing time, enhance eBanking, and expand the products available to transact online. Toward the end of the first quarter of 2020, members will see these enhancements when conducting business with us through eBanking. We look forward to developing ways to improve member borrowing experience through new and more intuitive technology.
Becoming a Leader in Diversity and Inclusion
The Bank recognizes the communities members serve in Illinois and Wisconsin are becoming increasingly diverse and we believe our Bank should reflect the diverse perspectives of our members and offer products and services tailored to the communities our members serve. Our commitment to make our Bank a leader in diversity and inclusion led the Board of Directors, Executive Team, and a group of our employees to attend our second Cultural Exploration this past November in Chicago’s Latino communities.
Cultural Explorations are just one of the ways the Bank is creating a diverse and inclusive culture. The Bank’s CEO recently signed the CEO Action for Diversity and Inclusion Pledge; this pledge has been taken by over 800 CEOs across the nation who believe diverse teams and inclusive behaviors are essential to a strong organization. We are joined together on a commitment to enhance diversity and inclusion in our organizations, share best practices, and participate in a Day of Understanding.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Investing in Members' Communities
Deepening our support of our members’ local communities through products, programs, and awards that drive economic development, expand capacity and lending capital, rebuild after natural disasters, and support community leaders is central to our mission. Here is a recap of those efforts in 2019.

•
Community Small Business Advance: The Community Small Business Advance enables our members to support their local economy and community revitalization efforts in income-eligible communities. In 2019, $1.5 million in interest-rate subsidy was reserved, representing $14.4 million in anticipated lending to small businesses.

•
Community First Capacity-Building Grant Program: In 2019, more than $250,000 was awarded through the Community First Capacity-Building Grant Program. These grants help participating members strengthen a nonprofit lender’s financial position, operational efficiency, and/or human capital in support of their economic development and affordable housing activities in Illinois and Wisconsin.

•
Community First Disaster Relief Program: In 2019, we committed $500,000 in response to FEMA-declared disasters in Illinois and Wisconsin. Since the program’s inception in 2013, we have awarded over $1.5 million in disaster relief funding.

•
Community First Fund: We committed $47.5 million of the $50 million revolving Community First Fund by year-end 2019 as part of our ongoing effort to directly fund community development financial institutions and community development loan funds.

•
Community First Awards: In 2019, we awarded $40,000 in Community First Awards to recognize outstanding achievements of our members and their local partners in the communities they serve. Award recipients included an innovative home loan program, leaders in affordable housing and sustainable homeownership, and a development that revitalized a neighborhood through affordable housing and economic development.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

See Note 2 - Summary of Significant Accounting Policies and Note 3 - Recently Issued but Not Yet Adopted Accounting Standards to the financial statements for further details.

Estimating Fair Value

See Note 15 - Fair Value to the financial statements for further details.

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
The following table presents the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

•
Average Balance: Average balances are calculated using daily balances. Amortized cost basis is used to compute the average balances for most of our financial instruments, including MPF Loans held in portfolio that are on nonaccrual status and available-for-sale debt securities. Fair value is used to compute average balances for our trading debt securities and financial instruments carried at fair value under the fair value option.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

2019 compared to 2018
For comparisons to 2017 see Net Interest Income on page 41 in our 2018 Form 10-K.

	2019			2018			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the years ended December 31,
Investment debt securities	$20,575	$704	3.42%	$18,206	$678	3.72%	$81	$(55)	$26
Advances	55,203	1,333	2.41%	55,479	1,157	2.09%	(2)	178	176
MPF Loans held in portfolio	8,308	313	3.77%	5,891	247	4.19%	91	(25)	66
Federal funds sold and securities purchased under agreements to resell	11,625	253	2.18%	11,368	208	1.83%	5	40	45
Interest bearing deposits	1,262	28	2.22%	1,047	20	1.91%	5	3	8
Other interest bearing assets	114	4	3.51%	145	5	3.45%	(1)	—	(1)
Interest bearing assets	97,087	2,635	2.71%	92,136	2,315	2.51%	136	184	320
Noninterest bearing assets	1,797			828
Total assets	98,884			92,964
Consolidated obligation discount notes	45,699	1,038	2.27%	41,336	857	2.07%	98	83	181
Consolidated obligation bonds	45,273	1,109	2.45%	45,011	922	2.05%	7	180	187
Other interest bearing liabilities	1,012	30	2.96%	896	23	2.57%	4	3	7
Interest bearing liabilities	91,984	2,177	2.37%	87,243	1,802	2.07%	113	262	375
Noninterest bearing liabilities	1,231			388
Total liabilities	93,215			87,631
Net yield on interest bearing assets	97,087	458	0.47%	92,136	513	0.56%	$28	$(83)	$(55)
AFS prepayment fees		3			32
Adjusted net yield on interest bearing assets [a]	$97,087	$455	0.47%	$92,136	$481	0.52%

[a]
Adjusted net yield on interest bearing assets is on a non-GAAP basis, calculated the same as net yield on interest bearing assets, but excluding AFS prepayment fees from net interest income. The prepayment fees on our AFS investments are unpredictable and we cannot be certain of the timing or amount of future prepayments (see Note 4 - Interest Income and Interest Expense for details). Accordingly, we believe that the use of adjusted net yield is useful in evaluating our ongoing operational and financial results in a manner that is consistent with our evaluation of business performance.

•
Interest income from investment debt securities increased due to increases in volume as purchases exceeded paydowns and maturities. Subject to FHFA regulatory limits as discussed in Investments on page 10, we resumed making investments in MBS in June 2018.

•
Interest income from advances increased due to higher interest rates, primarily as a result of advances borrowed during a period of rising market interest rates despite market interest rates declining overall in 2019.

•
Interest income from MPF Loans held in portfolio increased due to higher volumes, as new MPF loan purchases continued to outpace paydown and maturity activity due mainly to refinancing and loan origination activity as mortgage rates have declined. In addition, increased utilization by PFIs and the addition of new PFIs from our Bank to the MPF Program continue to contribute to higher volume in our MPF Loans held in portfolio. The increase in interest income due to volume was somewhat offset by the decline in interest income on MPF Loans held in portfolio that are being replaced by lower rate loans.

•
Interest income from overnight Federal Funds sold and securities purchased under agreements to resell increased primarily due to higher overall short term market interest rates in 2019 compared to the same period in 2018 despite market interest rates declining overall in 2019.

•
Interest expense on our shorter termed consolidated obligation discount notes increased due to higher volume and interest rates. We issued additional consolidated obligation discount notes to fund demand for our advances and other assets. Interest rates increased due to higher overall short term market interest rates in 2019 compared to the same period in 2018 despite market interest rates declining in 2019.

•
Interest expense on our longer termed consolidated obligation bonds increased primarily due to higher interest rates, as the bonds were issued during a period of rising market interest rates despite market interest rates declining overall in 2019.

For details of the effect our fair value and cash flow hedge activities had on our net interest income see the following page.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest income

For comparisons to 2017 see Noninterest Income on pages 43 and 44 in our 2018 Form 10-K.

For the years ended December 31,	2019	2018
Trading securities	$24	$15
Derivatives and hedging activities	(9)	(24)
Instruments held under fair value option	35	(19)
MPF fees,	28	and	24	from other FHLBs	38	32
Other, net	12	12
Noninterest income	$100	$16

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Unrealized gains in instruments held under the fair value option was the most significant driver of our increase in noninterest income. Net gains in our trading securities and derivatives and hedging activities also contributed to our increase in noninterest income. The corresponding net gains in 2019 compared to 2018 were primarily attributable to the decline in market interest rates in 2019.

The following table details the effect of these transactions on our statements of income.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Year ended December 31, 2019
Recorded in net interest income	$29	$(52)	$(1)	$(25)	$(53)	$—	$(102)
Recorded in derivatives & hedging activities	(40)	(11)	16	4	10	12	(9)
Recorded in trading securities	—	14	—	—	—	—	14
Recorded on instruments held under fair value option	49	—	(1)	—	(14)	1	35
Total net effect gain (loss) of hedging activities	$38	$(49)	$14	$(21)	$(57)	$13	$(62)

Year ended December 31, 2018
Recorded in net interest income	$17	$(57)	$(3)	$(97)	$(56)	$—	$(196)
Recorded in derivatives & hedging activities	9	(15)	(5)	2	(15)	—	(24)
Recorded in trading securities	—	16	—	—	—	—	16
Recorded on instruments held under fair value option	(2)	—	(6)	—	(11)	—	(19)
Total net effect gain (loss) of hedging activities	$24	$(56)	$(14)	$(95)	$(82)	$—	$(223)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume based fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off balance sheet MPF Loan products and other related transaction fees. These fees are designed to compensate us for the expenses we incur to administer the program. MPF fees have grown as MPF Loan volume has increased as noted in Item 6. Selected Financial Data.

Other, net

Other, net consists primarily of fee income we earn from member standby letters of credit products, as noted in Item 6. Selected Financial Data.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

For comparisons to 2017 see Noninterest Expense on page 44 in our 2018 Form 10-K.

For the years ended December 31,	2019	2018
Compensation and benefits	$115	$110
Nonpayroll operating expenses	96	74
Other	12	7
Noninterest expense	$223	$191

The following analysis and comparisons apply to the periods presented in the above table.

As noted in Noninterest Income on page 42, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs but also include income from other third party investors. These fees are designed to offset the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. The following table summarizes MPF related fees and expenses.

For the years ended December 31,	2019	2018
MPF fees earned	$38	$32
Expenses related to MPF fees earned	34	32

Compensation and benefits

Compensation and benefits increased due to increased employee headcount and increases in salaries and incentive compensation expenses. We had 488 employees as of December 31, 2019, compared to 468 as of December 31, 2018.

Nonpayroll operating expenses

Operating expenses increased primarily due to a planned investment in information technology, specifically applications, infrastructure and business resiliency.

Other

Other consists primarily of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages our consolidated obligation debt issuances. These costs were $12 million and $10 million for 2019 and 2018. Other also includes MPF related non-operating expenses and offsetting gains on the sale of real estate owned.

Assessments

We record the Affordable Housing Program (AHP) assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements for further details.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

For comparisons to 2017 see Other Comprehensive Income on page 45 in our 2018 Form 10-K.

	For the years ended December 31,		Balance remaining in AOCI as of
For the years ended December 31,	2019	2018	December 31, 2019
Net unrealized gain (loss) available-for-sale debt securities	$(107)	$(196)	$104
Noncredit OTTI held-to-maturity debt securities	29	29	(85)
Net unrealized gain (loss) cash flow hedges	(7)	116	(38)
Postretirement plans	1	(6)	(10)
Other comprehensive income (loss)	$(84)	$(57)	$(29)

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

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for 2019 compared to 2018 resulted from a decrease in overall market interest rates for 2019.

Postretirement plans

The gain recorded in 2019 primarily is related to the difference between actual experience and that expected based on actuarial assumptions attributable to our post-retirement supplemental defined benefit equalization plan. A portion of the effect will be amortized into earnings over the plan's average employment period remaining before retirement. We do not expect the amount to be amortized to be material to our results of operations.

We have not recognized any instrument-specific credit risk in our statements of comprehensive income due to changes in our credit rating. For further details on the activity in our Other Comprehensive Income (Loss) see Note 13 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

As of	December 31, 2019	December 31, 2018
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$15,815	$11,407
Investment debt securities	23,096	21,305
Advances	50,508	52,628
MPF Loans held in portfolio, net of allowance for credit losses	10,000	7,103
Other	408	414
Assets	$99,827	$92,857

Consolidated obligation discount notes	$41,675	$43,166
Consolidated obligation bonds	50,474	42,250
Other	2,224	2,152
Liabilities	94,373	87,568
Capital stock	1,713	1,698
Retained earnings	3,770	3,536
Accumulated other comprehensive income (loss)	(29)	55
Capital	5,454	5,289
Total liabilities and capital	$99,827	$92,857

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these typically overnight accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

In response to regulatory guidance, we increased our liquid assets in 2019 in order to maintain the liquidity recommended to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities slightly increased due to purchases in our trading, AFS, and HTM securities portfolio in 2019. This increase was offset by declines in our trading, AFS, and HTM securities portfolios that matured or paid down. We resumed making investments in MBS securities starting in June 2018, as noted in Results of Operations on page 40.

Advances

Advance balances declined slightly at December 31, 2019 compared to year end 2018. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. While advance demand remained strong during 2019, it is possible that member demand for our advances could decline further in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease. See Risk Factor starting on page 18 for details regarding captive insurance companies.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table sets forth the current period par amount of advances outstanding for the five largest advance borrowers:

As of	December 31, 2019
One Mortgage Partners Corp.	$11,000	[a]	21.9%
The Northern Trust Company	6,700		13.4%
BMO Harris Bank, NA	3,875		7.7%
Associated Bank, NA	3,180		6.3%
State Farm Bank, F.S.B.	2,378		4.7%
All other borrowers	22,989		46.0%
Total par value	$50,122		100.0%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

The following table presents outstanding advances by type of institution. Former members may withdraw from membership or merge with out-of-district institutions but continue to hold advances.

As of	December 31, 2019	December 31, 2018
Members
Commercial banks	$23,705	$26,461
Savings institutions	3,359	5,044
Credit unions	3,282	2,872
Insurance companies	19,631	18,135
Community Development Financial Institutions	36	29
Members total	50,013	52,541
Former members and Housing Associates	109	65
Total at par	50,122	52,606
Fair value hedging and other adjustments	386	22
Balance on the statements of condition	$50,508	$52,628

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased as new-purchase volume continued to outpace paydown and maturity activity due mainly to refinancing and loan origination activity as mortgage rates have declined. In addition, increased utilization by PFIs and the addition of new PFIs from our Bank to the MPF Program continue to contribute to higher volume in our MPF Loans held in portfolio. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF
Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS. See MPF Program Overview on page 8 for details.

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

•
Securities purchased under agreements to resell are secured by marketable securities held by a third party custodian.  If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligations to us, these investments would not satisfy our liquidity needs if the collateral pledged to secure those obligations has decreased in value. In such cases, we also may suffer a credit loss.  See Investment Debt Securities by Rating on page 68 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity from investing activities include trading debt securities, maturing advances, and maturing MPF Loans.

Liquidity from Debt

Our source of liquidity from debt is the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures
We use different measures of liquidity as follows:
Overnight Liquidity - Our overnight liquidity requirement is established by our Asset/Liability Committee. Currently, our Asset/Liability Management Policy (ALM Policy) requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. Under our ALM Policy, overnight liquidity includes money market assets, Federal Funds sold, deposits, paydowns of advances, MPF Loans with one day to maturity, and inter FHLB loans with one day to maturity. As of December 31, 2019, our overnight liquidity was $20.4 billion or 20.4% of total assets. This amount represents excess overnight liquidity of $16.9 billion over the minimum threshold of 3.5% of total assets.
Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2019, we had excess liquidity of $56.5 billion to support member deposits.

Contingency Liquidity - For 2019, FHFA regulations required us to maintain enough contingency liquidity to meet our liquidity needs for five business days without access to the debt market (the "Contingency Liquidity Regulation"). Contingent liquidity is defined as: (a) marketable assets with a maturity of one year or less; (b) self-liquidating assets with a maturity of seven days or less; (c) assets that are generally accepted as collateral in the repurchase agreement market; and (d) irrevocable lines of credit from financial institutions that are considered to be of investment quality. Our ALM Policy defines our liquidity needs for five business days as an amount equal to the total of all principal and interest payments on non-deposit liabilities coming due in the next five business days plus a reserve consisting of one-fourth of customer deposits and $1.0 billion. Our net liquidity in excess of our total uses and reserves over a cumulative five-business-day period was $31.3 billion as of December 31, 2019.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

On August 23, 2018, the FHFA issued new guidance on liquidity (the “Liquidity AB”) that communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBs to fund advances and letters of credit for members during a sustained capital markets disruption. In connection with the Liquidity AB, the FHFA also issued a supervisory letter that identifies initial applicable thresholds for certain measures identified in the Liquidity AB. As market conditions warrant, the FHFA may update its supervisory letter to identify new thresholds within the ranges set forth in the Liquidity AB. The Liquidity AB replaces the previous FHFA guidance that required us to maintain daily liquidity through short-term investments in an amount at least equal to our anticipated cash outflows under two different scenarios. Additionally, in light of the Liquidity AB, the Contingency Liquidity Regulation discussed above was rescinded on January 1, 2020, when the FHFA‘s amendments to its risk-based capital requirements for the FHLBs became effective (as discussed in Recent Legislative and Regulatory Developments on page 13).

The Liquidity AB requires that: (i) we hold positive cash flow assuming no access to the capital markets for an increased period of between ten to thirty calendar days and assuming renewal of all maturing advances, and (ii) we maintain liquidity reserves between one and 20 percent of our outstanding letter of credit commitments. The Liquidity AB implements a phased-in compliance approach with its guidance; with the full measurement period becoming effective on December 31, 2019.

To satisfy our current liquidity requirements, we generally maintain increased balances in short-term investments. Depending on market conditions, the Liquidity AB may require the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see Risk Factors starting on page 18.

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

	MPF Loans Held in Portfolio	Investment Debt Securities
As of December 31, 2019		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$2,111	$1,074	$1,706
After one year through five years	4,143	2,192	581
After five years through ten years	2,065	7,217	274
After ten years	1,511	4,712	73
Total	$9,830	$15,195	$2,634

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors starting on page 18.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Funding

Conditions in Financial Markets

In October 2019, the Federal Open Market Committee (FOMC) lowered the target range for the Federal Funds rate by 25 basis points to 1.50 to 1.75 percent and maintained that rate at the December 2019 meeting.  October was the third time the FOMC reduced the benchmark interest rate in 2019, following similar rate cuts in July 2019 and September 2019.  As of December 31, 2019, the markets predict approximately a 50 percent chance of an additional rate cut by the end of 2020.  Throughout 2019, U.S. Treasury yields were lower across all maturities, although these yields were mixed during the fourth quarter of 2019 relative to the end of the third quarter, with lower rates in the front end of the curve and higher rates for maturities greater than two years.

We maintained ready access to funding throughout 2019.

LIBOR Transition

In July 2017, the United Kingdom's (U.K.) Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the U.K., announced its intention to cease sustaining the LIBOR indices after 2021. In response, the Federal Reserve Board (FRB) and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC has identified the Secured Overnight Financing Rate (SOFR) as its recommended alternative rate. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018 and the FHLB System issued its first SOFR-linked debt in the market on November 13, 2018. In January 2019, we participated in our first SOFR-indexed bond issuance and in February 2019, we began offering our first SOFR-linked advance. Many of our assets and liabilities are indexed to LIBOR, some with maturities or termination dates extending past December 31, 2021. In addition, on September 27, 2019, the FHFA issued a Supervisory Letter (the "Supervisory Letter") that the FHFA stated is designed to ensure the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. Among other things, the Supervisory Letter provides that the FHLBs should cease entering into certain transactions referencing LIBOR that mature after December 31, 2021. See Recent Legislative and Regulatory Developments on page 13 for a discussion of the Supervisory Letter and its potential impact on the Bank. For further discussion of the risks related to the replacement of LIBOR, see page 24 of the Risk Factors section. We are currently evaluating and planning for the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the primary replacement rate for investments and advances.

We have developed an initial LIBOR transition action plan and convened a project team to implement the transition, which is led by a senior executive and comprised of representatives from various areas across the Bank. Our Asset-Liability Management Committee (ALCO) is the management committee responsible for overseeing the transition from LIBOR. In assessing our current exposure to LIBOR, we have begun to develop an inventory of financial instruments impacted and begun to identify contracts that may require adding or adjusting the "fallback" language which provides for contractual alternatives to the use of LIBOR when LIBOR cannot be determined based on the method provided in the agreement. We have amended the terms of certain advance products to include fallback language and the OF has added or adjusted fallback language applicable to FHLB consolidated obligations. We continue to monitor the market-wide efforts to address fallback language related to derivatives and investment securities as well as fallback language for new activities and issuances of financial instruments. We are in the process of assessing our operational readiness, including updating our processes and information technology systems to support the transition from LIBOR to an alternative reference rate.

Market activity in SOFR-indexed financial instruments continues to increase, including the emergence of a SOFR-based derivative market, and we continue to participate in the issuance of SOFR-indexed consolidated bonds. During the year ended December 31, 2019, we have participated in the issuance of $11.8 billion in SOFR-linked consolidated bonds. We continue to execute LIBOR-indexed derivatives to manage interest-rate risk. We have also begun to use Federal Funds Overnight Index Swap (Fed Funds OIS) swaps as an interest rate hedging strategy for financial instruments that do not have embedded options, as an alternative to using LIBOR when entering into new derivative transactions. We have begun to offer SOFR-linked advances to our members, and during the year ended December 31, 2019, have issued $18 million in SOFR-linked advances. We also offer Discount Note-index floater advances, which some members have used as alternatives to LIBOR-linked advance products.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Variable-Rate Financial Instruments by Interest-Rate Index and LIBOR-Indexed Financial Instruments

We have advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. The following tables presents our variable rate financial instruments by interest-rate index at December 31, 2019 and may not include instruments that indirectly incorporate LIBOR or another interest rate index. The tables also do not consider the impact of any fallback language contained in our financial products. ABS and MBS are presented by contractual maturity, however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of December 31, 2019	Advances	Investments	Consolidated Obligations

Principal amount of variable rate instruments outstanding
LIBOR	$4,069	$4,003	$(8,684)
SOFR	8	—	(11,836)
Other	21,676	489	—
Total	$25,753	$4,492	$(20,520)

LIBOR indexed instruments principal amount outstanding by contractual maturity/termination date
Before January 1, 2022	$1,119	$42	$(8,400)
January 1, 2022, and thereafter	2,950	3,961	(284)
Total	$4,069	$4,003	$(8,684)

Principal amount of SOFR-linked instruments issued during 2019	$18	$—	$(11,836)

	Derivative Notional Amount Outstanding
As of December 31, 2019	Pay Leg	Receive Leg

Interest rate swaps outstanding
Fixed rate	$32,398	$41,378
LIBOR	21,197	23,488
SOFR	158	20
OIS	20,057	7,024
Other	—	1,900
Total interest rate swaps	$73,810	$73,810

LIBOR indexed interest rate swaps by contractual maturity/termination date
Maturity/termination before January 1, 2022	$7,832	$3,532
Maturity/termination January 1, 2022, and thereafter	3,226	9,707
Total cleared	11,058	13,239

Maturity/termination before January 1, 2022	4,606	2,529
Maturity/termination January 1, 2022, and thereafter	5,533	7,720
Total uncleared	10,139	10,249

Total LIBOR indexed interest rate swaps	$21,197	$23,488

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity Analysis - Statement of Cash Flows

Our assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for their community investment activities.  Our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe the cash flows from our operating and financing activities are sufficient to fund both our operating and investing liquidity needs. The following tables compare our significant cash flow activities in 2019 and 2018.

For comparisons to 2017 please refer to our 2018 Form 10-K starting on page 51.

Cash flows from operating activities with significant activity

For the years ended December 31,	2019	2018
Net income	$300	$303
Change in net fair value on derivatives and hedging activities	(557)	71
Other	114	34
Net cash provided by (used in) operating activities	$(143)	$408

The decrease in net cash provided by operating activities resulted primarily from the change in fair value of our derivatives and hedging activities. The Federal Reserve was gradually raising interest rates during 2018 but reversed course rapidly and significantly during 2019 resulting in a significant change in net fair value on derivatives.

Cash flows from investing activities with significant activity

For the years ended December 31,	2019	2018
Net cash flows on interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$(4,407)	$1,957
Net cash flows on investment debt securities	(1,659)	(3,161)
Net cash flows on advances	2,481	(4,586)
Net cash flows on MPF Loans held in portfolio	(2,924)	(1,919)
Other	5	19
Net cash provided by (used in) investing activities	$(6,504)	$(7,690)

Our investing activities consist predominantly of liquid assets, investment debt securities, advances, and MPF Loans. Net cash provided by (used in) investing activities changed for the following reasons:

•	We increased our liquid assets in 2019 to comply with regulatory guidance.

•	We continued to purchase investment debt securities in 2019 but at a lower rate than in 2018 due to the above noted increase in liquid assets.

•	Overall, members paid back more advances in 2019 compared to 2018, when more members took out new advances.

•
MPF Loan volume increased in 2019 compared to 2018 due to lower interest rates which increased mortgage refinancings and loan origination. Increased utilization by PFIs and the addition of new PFIs from our Bank also contributed to higher volume.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash flows from financing activities with significant activity

For the years ended December 31,	2019	2018
Net cash provided by (used in) financing activities -
Net cash flows on discount notes	$(1,495)	$1,930
Net cash flows on consolidated obligation bonds	7,903	5,138
Other	240	200
Net cash provided by (used in) financing activities	$6,648	$7,268

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligations. The proceeds from our discount notes and bonds were primarily utilized to fund our investing activities as noted above. Net cash provided by (used in) investing activities changed for the following reasons:

•	We had a net decrease in funds provided from discount notes as we took advantage of more favorable rates on longer termed bonds as noted below.

•
We increased the amount of our consolidated obligation bonds used to fund the growth in our balance sheet as we continued to take advantage of favorable variable interest rates on longer term bonds as compared to a higher reliance on discount notes.

Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2019, our consolidated obligations were rated AA+ (with outlook stable) by S&P and Aaa (with outlook stable) by Moody's. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

Reliance on short-term debt offers us certain advantages which are weighed against the increased risk of using short-term debt.  Traditionally we have benefited from interest rates below LIBOR rates for our short-term debt which has resulted in a positive impact on net interest income when used to fund LIBOR-indexed assets.

The following table summarizes our short-term discount notes and consolidated obligation bonds with original maturities of one year or less. Weighted average rates exclude hedging adjustments. For comparisons to 2017 please refer to our 2018 Form 10-K starting on page 53.

	Discount Notes (carrying amount)		Short-Term Consolidated Obligation Bonds (par value)
As of or for the years ended December 31,	2019	2018	2019	2018
Outstanding at period end	$41,675	$43,166	$14,103	$10,240
Weighted average rate at period-end	1.61%	2.28%	1.68%	2.19%
Daily average outstanding for the year-to-date period	$45,814	$41,336	$13,084	$15,837
Weighted average rate for the year-to-date period	2.20%	1.83%	1.81%	1.68%
Highest outstanding at any month-end during the year-to-date period	$47,647	$43,408	$14,300	$19,770

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

At December 31, 2019, we had eligible assets free from pledges of $99.3 billion, compared to our outstanding consolidated obligations of $92.1 billion.

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

The following table presents average deposit balances and the rate paid. For comparisons to 2017 please refer to our 2018 Form 10-K starting on page 55.

For the years ended December 31,	2019	2018
Average outstanding interest bearing	$693	$580
Average outstanding non-interest bearing	166	63
Interest expense	14	10
Weighted average rate interest bearing	2.02%	1.74%

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

The following table reflects the ranges of capital stock requirements permitted under our Capital Plan and requirements during 2019.

Capital Plan Requirement during 2019		Range Permitted under Capital Plan [d]
Membership Stock Requirement	0.40% of a member’s mortgage assets	0.20% to 2% of a member's mortgage assets, with a minimum requirement of $10,000
Cap on Membership Stock Requirement	$5 million [b]	The lesser of (1) a dollar cap set by the Board within a range of $10,000 and $75 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31.
Activity Stock Requirement for Advances	4.5% of outstanding advances [c]	4% to 6% of a member's outstanding advances, although the requirement may be set as low as 2% for those advances made through our Reduced Capitalization Advance Program (RCAP)
B2/B1 Threshold [a]	$10,000	$10,000 to $75 million

[a]	The amount of a member’s Class B2 stock that exceeds this “threshold” and is necessary to support advance activity is automatically converted to Class B1 stock.

[b]	A member's investment in membership stock is subject to a cap.

[c]	The activity stock requirement applies to all outstanding and new advances other than those advances made through the Bank’s RCAP.

[d]	Ranges reflected above are from our current Capital Plan, as last amended and restated effective October 1, 2015.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Our Capital Plan allows for an activity stock requirement for MPF Loans acquired for our portfolio within a range of 0% and 6%, which our Board has set at 0%. Currently, the Bank does not have a capital stock requirement for the issuance of standby letters of credit. However, we have received regulatory communication relating to the inclusion of an activity stock requirement for letters of credit, the specific terms of which have not yet been determined, and any such requirement will need to be included in an amended capital plan. At such time as the Board decides to introduce, or at such time as our regulator imposes, an activity stock requirement for MPF Loans or standby letters of credit, we intend to notify members sufficiently in advance of the change and apply that change only to future acquisitions or transactions.

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

Reduced Capitalization Advance Program

During 2019, we continued to offer our Reduced Capitalization Advance Program (RCAP), which allows members to borrow both short-term and long-term advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of December 31, 2019, RCAP advances outstanding total $24.2 billion to 142 members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

Minimum Capital Requirements

We are subject by regulation to the following three capital requirements:

•	total regulatory capital ratio;

•	leverage capital ratio; and

•	risk-based capital.

For tables showing our compliance with the total capital ratio and leverage capital ratio as well as further details on all of our capital requirements, see Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Under the risk-based capital requirement (which was amended effective January 1, 2020, as discussed below), we must maintain permanent capital equal to the sum of our (i) credit risk capital requirement, (ii) market risk capital requirement, and (iii) operations risk capital requirement, as outlined below:

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

As of	December 31, 2019	December 31, 2018
Capital stock	$1,713	$1,698
Mandatorily redeemable capital stock (MRCS) recorded as a liability	324	313
Retained earnings	3,770	3,536
Total permanent capital	$5,807	$5,547
Credit risk capital	$657	$648
Market risk capital	221	206
Operations risk capital	263	257
Total risk based capital requirement	$1,141	$1,111

Excess permanent capital stock over risk based capital requirement	$4,666	$4,436

As discussed in Recent Legislative and Regulatory Developments on page 13, effective January 1, 2020 amended FHFA regulations revised: (1) the credit risk component of the risk-based capital requirements through certain changes to the capital charges assigned to advances, non-mortgage assets, off-balance sheet assets and derivatives, and (2) the market risk component of the requirements by repealing the 85% requirement (i.e., that market risk capital include an amount equal to the market value of the Bank’s total capital that is less than 85% of the book value of the Bank’s total capital). The Bank does not expect that the revisions to the credit risk and market risk component of the risk-based capital requirements will materially impact our financial condition or results of operations in the future.

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

As of December 31, 2019	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$247		12.1%	$—
One Mortgage Partners Corp.	245	[a]	12.0%	245
BMO Harris Bank, National Association	174		8.6%	—
Associated Bank, National Association	149		7.3%	—
State Farm Bank, FSB	110		5.4%	—
All other members	1,112		54.6%	79
Regulatory capital stock	$2,037		100.0%	$324

			December 31, 2019	December 31, 2018
Capital Stock			$1,713	$1,698
MRCS			324	313
Regulatory capital stock			$2,037	$2,011

Capital stock			$1,713	$1,698
Retained earnings			3,770	3,536
Accumulated other comprehensive income (loss)			(29)	55
GAAP capital			$5,454	$5,289

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Accumulated other comprehensive income (loss) in the above table consists of changes in market value of various balance sheet accounts where the change is not recorded in earnings but are instead recorded in equity capital as the income (loss) is not yet realized. For details on these changes please see Note 13 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

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

Beginning in February 2020, the FHFA will consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLB’s capital management practices. See Recent Legislative and Regulatory Developments on page 13.

Repurchase of Excess Capital Stock

Beginning on October 31, 2019, we stopped repurchasing all excess Class B2 membership stock on a weekly basis .However, members may continue to request repurchase of excess stock on any business day. All repurchases of excess capital stock requested by members will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Repurchase of excess capital stock held by members is subject to compliance with the following financial and capital thresholds both before and after repurchase:

•	The ratio of our total capital to total assets is greater than or equal to 4.25%;

•	Our ratio of the Bank's market value of equity to book value of equity is at least 85% on a U.S. GAAP basis;

•	Our risk-based capital is greater than or equal to 125% of the minimum amount required, as discussed in Capital Resources on page 54;

•	Compliance with all of our minimum regulatory capital requirements;

•	Projected compliance with each of our minimum regulatory capital requirements for the next four quarters using the most recent expected case income projections; and

•	Compliance with our contractual obligations under the Joint Capital Enhancement Agreement, as discussed in Joint Capital Enhancement Agreement with other FHLBs on the next page.

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

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend payment remains subject to declaration by our Board and will depend on future operating results, our Retained Earnings and Dividend Policy, and any other factors the Board determines to be relevant.

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

Retained Earnings and Dividend Policy

Our Board of Directors has adopted a Retained Earnings and Dividend Policy (Policy) which, as last updated in December 2019, establishes a target for retained earnings to provide a cushion against the potential for loss that could impact shareholder value. Specifically, the Policy requires us to establish an overall target for retained earnings incorporating the following components:

•
Risk-based targets based on estimates using the greater of (1) modified regulatory-based estimates with components for credit risk and market risk, (2) results of our annual stress test, and (3) parametric value-at-risk estimates for credit and market risk. Each of these risk-based alternatives incorporates additional estimates for exposures related to (a) operational risk, (b) repurchase risk arising from obligations to third party investors from loans originated under the MPF Program, (c) settlement risk relating to unsettled consolidated obligations and investment debt securities, (d) accounting risk related to hedge accounting and OTTI accounting ; (e) counterparty risks relating to risk of loss due to failure of a counterparty in an unsecured transaction; and (f) the amount of loans outstanding under the Bank’s Community First Fund;

•	Earnings-based targets that would allow the Bank to pay a reasonable return on member capital in low-rate and low-member utilization environments; and

•	Risk-adjusted capital target that would allow the Bank to meet regulatory capital requirements without reliance on risk-based retained earnings under stressful conditions.

Under the Policy, we may, but are not required, to pay a dividend out of our net income (with certain adjustments as described below) or retained earnings, after consideration of the retained earnings target on a quarterly basis and management's assessment of the current adequacy of retained earnings. The maximum dividend allowed would align with requirements set forth in the Policy regarding target levels of retained earnings and risk-adjusted capital, and achievement of risk-based targets.The Board may declare a dividend less than the maximum dividend permitted under the Policy. For these purposes, adjusted net income is net income resulting directly from certain business activities, excluding income from such activities as advance prepayments, transfers of debt to other FHLBs and gains or losses resulting from certain hedge practices.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Our Board of Directors declared quarterly cash dividends at annualized percentage rates per $100 of par value as presented in the below table (based on the previous quarter's earnings).

	B1 Activity Stock		B2 Membership Stock
Quarter in which dividend was declared (recorded) and paid	Dividends	Annualized Rate	Dividends	Annualized Rate
2019
1st quarter	$20	5.00%	$1	2.00%
2nd quarter	20	5.00%	1	2.25%
3rd quarter	19	5.00%	1	2.25%
4th quarter	19	5.00%	1	2.25%
Total	$78	5.00%	$4	2.19%
2018
1st quarter	$12	3.50%	$1	1.50%
2nd quarter	15	4.00%	—	1.60%
3rd quarter	16	4.25%	1	1.70%
4th quarter	18	4.50%	1	1.80%
Total	$61	4.06%	$3	1.65%

On January 23, 2020, our Board of Directors maintained the dividend declared per share on both sub-classes of capital stock. Based on our financial results for the fourth quarter of 2019, the Board declared a cash dividend of 5.00% (annualized) for Class B1 activity stock and a cash dividend of 2.25% (annualized) for Class B2 membership stock. This dividend, including dividends on mandatorily redeemable capital stock (recorded as interest expense), totaled $25 million and was paid on February 13, 2020. As further discussed in Executive Summary on page 35, on January 23, 2020, the Bank also provided dividend guidance for the next two quarters.

Joint Capital Enhancement Agreement with other FHLBs

The FHLBs, including us, entered into a Joint Capital Enhancement Agreement (JCE Agreement) intended to enhance the capital position of each FHLB. The intent of the JCE Agreement is to allocate that portion of each FHLB's earnings to a separate retained earnings account at that FHLB. For more information on the JCE Agreement, see Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Refer to Note 16 - Commitments and Contingencies to the financial statements for further disclosures related to our commercial commitments, such as letters of credit and standby bond purchase agreements.

Contractual Cash Obligations

We enter into various contractual obligations that require us to make future cash payments. The following table summarizes our contractual cash obligations due by period:

	Contractual Cash Payments Due by Period
As of December 31, 2019	Less than 1 year	1-3 years	3-5 years	After 5 years	Total [a]
Consolidated obligation bonds	$22,483	$16,269	$6,015	$5,631	$50,398
Operating leases	7	13	14	53	87
MPF purchase delivery commitments	615	—	—	—	615
Mandatorily redeemable capital stock	1	9	8	306	324
Other	2	21	7	19	49
Total contractual cash obligations	$23,108	$16,312	$6,044	$6,009	$51,473

[a]	Total excludes projected contractual interest payments for consolidated obligation bonds of $3.6 billion.

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
Our executive officers or their delegates provide periodic reports, as appropriate, to the following Board committees: Risk Management Committee, Operations and Technology Committee, and the Audit Committee.
Business Resiliency
In order to ensure our ability to provide liquidity and service to our members and PFIs, we have business resumption plans designed to restore critical business processes and systems in the event of a variety of business interruptions. We maintain key information systems infrastructure with vendors that have reliable and consistent data recovery capabilities as well as more optimal geographic diversity to provide a more resilient technology infrastructure. We are party to a reciprocal arrangement with the FHLB Dallas to allow members to access their deposits as well as have access to overnight advances to the extent they have collateral already in place. Both the FHLB Dallas and our off-site recovery plans are subject to periodic testing.

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

Managing Our Credit Risk Exposure Related to Member Credit Products

Our member credit products credit risk exposure includes our secured credit extensions, such as advances, letters of credit, and related extensions of credit to members. See Note 6 - Advances and Note 16 - Commitments and Contingencies to the financial statements for further details on member credit products. We lend to our members in accordance with federal statutes and FHFA regulations. We manage our credit exposure to our member credit products using a risk-based integrated approach as discussed below. We utilize conservative collateral/lending policies to limit risk of loss while balancing members' needs for a reliable source of funding.

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

Member Credit Outstanding - We track total credit risk with our members. The total credit risk concentrated with members with 10% or more of our total member credit outstanding is as follows:

As of December 31, 2019	Total Credit Outstanding		% of Total
One Mortgage Partners Corp.	$25,227	[a]	33.9%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $50.1 billion were advances (par value) and $23.9 billion were letters of credit at December 31, 2019, compared to $52.6 billion and $24.3 billion at December 31, 2018.

	December 31, 2019			December 31, 2018
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	492	$73,421	$134,965	509	$76,456	$130,791
4	2	871	881	2	504	536
5	9	60	88	11	126	193
Total	503	$74,352	$135,934	522	$77,086	$131,520

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

•
For loans, we multiply the applicable margin by the unpaid principal balance of pledged loans, along with any applicable percentage applied to adjust for exceptions found during a member’s collateral review.

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

For depository institutions, we generally require members to pledge collateral under a blanket lien under which our security interest in collateral is automatically released when the member has sold or otherwise transferred its ownership interest in the collateral (unless otherwise notified by us) and such collateral is not required to secure a member’s outstanding credit obligations and we have not required the member to list or deliver such collateral. Under the Advances, Collateral Pledge and Security Agreement with our members, a member must maintain collateral with a collateral value to fully cover its credit outstanding. If the collateral does not have collateral value sufficient to cover the credit outstanding, we require a member to pledge other assets as collateral to cover the shortage, this includes the pledging of types of collateral that are outside of our eligibility criteria. As a result, we may require listing or delivery of the additional collateral from the member at any time while there is credit outstanding. Additionally, we have a lien on their capital stock in us.

The method by which a member reports collateral is dependent upon the collateral status to which it is assigned, as well as the type of collateral being pledged. In order for a member to have borrowing capacity with us, the member must report its eligible collateral using one of the following methods. Under blanket reporting, a member that has granted us a blanket lien on certain categories of collateral may report the collateral types on a qualified collateral report. For members that list collateral, either by choice or as directed by us, the member must submit a listing of its collateral which includes loan-level detail of the collateral. Securities pledged to us must be delivered to us or an approved third party custodian pursuant to a collateral control agreement. Loan collateral pledged to us may be required to be delivered to an approved third party custodian pursuant to a collateral control agreement. Regardless of the manner in which the collateral is pledged, all members must report their collateral to us at least quarterly.

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

MPF Loans and Related Exposures

For a description of the MPF Program see Mortgage Partnership Finance Program on page 8.

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, Recoverable CE Fees, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. The unpaid principal balances of our conventional MPF Loans held in portfolio exposed to credit losses was $8.9 billion at December 31, 2019, and $6.1 billion at December 31, 2018. Our actual credit exposure is less than these amounts because the borrower's equity, which represents the fair value of underlying property in excess of the outstanding MPF Loan held in portfolio balance, has not been considered.

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

Setting Credit Enhancement Levels - For conventional MPF Loans held in portfolio, credit losses in a Master Commitment are first absorbed by the Bank’s FLA but, if applicable to the MPF product, we will withhold a PFI’s scheduled performance credit enhancement fee in order to reimburse ourselves for any losses allocated to the FLA. If the FLA is exhausted, the credit losses are then absorbed by the PFI’s CE Amount that is calculated by utilizing third party credit models. For further details on the FLA and PFI’s CE Amount, refer to Loss Structure for Credit Risk Sharing Products on page 9 and Conventional MPF Loans Held in Portfolio on page F-28.

The PFI’s CE Amount is determined by the Bank, based on documented analysis, that the Bank has a high degree of confidence that it will not bear material losses beyond the losses absorbed by the Bank’s FLA, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by third party credit models at acquisition and a credit

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

enhancement is calculated based on credit attributes of the loans in each Master Commitment. Credit losses on a loan may only be absorbed by the CE Amount in the Master Commitment related to the loan.

The CE Amounts and the FLA for certain conventional MPF Products held in our portfolio may be periodically reset lower for each Master Commitment after a required period of seasoning because the amount of credit enhancement necessary to maintain our risk of credit losses within our risk tolerance is usually reduced over time.

For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the Master Commitment and having a deductible initially equal to the FLA. As of December 31, 2019, and 2018, the outstanding balances of MPF Loans under the MPF Plus product with SMI coverage were $148 million and $265 million and the amounts of SMI coverage provided against losses were $9 million and $12 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure. Credit losses associated with Master Commitments where the SMI coverage has been discontinued are incorporated into the allowance for credit losses calculation. Such credit losses were immaterial.

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

	As of December 31, 2019
Conventional MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI's CE Amount [b]
100	$135	1.88%	6.50%	4.20%
125	3,612	0.16%	1.35%	1.62%
Plus	806	2.20%	9.46%	1.22%
35	1,965	0.02%	0.40%	1.63%
Original	2,405	0.23%	0.43%	4.51%

[a]	For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance-based CE Fees from PFIs.

[b]	Credit losses on a loan may only be absorbed by the CE Amount in the Master Commitment related to the loan. For further detail refer to Conventional MPF Loans Held in Portfolio on page F-28.

Concentration Risks - In conjunction with assessing credit risks on the MPF Loan portfolio, we also assess concentration risks that could negatively impact this portfolio.

Geographic Concentration - While we have MPF Loans throughout the United States, our largest concentrations of 10% or more of conventional MPF Loans held in portfolio were secured by properties located in the states shown in the following table. Amounts shown are based on outstanding par value. An overall decline in the economy, residential real estate market, or the occurrence of a natural disaster could adversely affect the value of the mortgaged properties in these states and increase the risk of delinquency, foreclosure, bankruptcy or loss on MPF Loans, which could negatively affect our business, results of operations, and financial condition.

As of December 31, 2019	Par Value	%
Wisconsin	$3,021	34%
Illinois	2,101	24%
California	1,137	13%
Total unpaid principal balance of conventional MPF Loans	$8,919	100%

Seller Concentration - During 2019, the top five PFIs, in the aggregate, accounted for 44% of our MPF Loans purchased and held in portfolio on our balance sheet. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

For further discussion of how concentration risks may affect us, see Risk Factors starting on page 18.

Mortgage Repurchase Risk - We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third party investors under the MPF Direct Product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other warranty is breached. We may require the PFI from which

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

we purchased the ineligible MPF Loan to repurchase that loan from us or indemnify us for related losses or request indemnification from the PFI’s MPF Bank as further discussed in the Risk Factors starting on page 18.

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

Based on the above factors:

We recognized a mortgage repurchase liability of $0.3 million as of December 31, 2019, and $0.4 million as of December 31, 2018, on the MPF Xtra loans. We also recognized an offsetting receivable due from our PFIs, since we deem it probable that we will recover any losses from third parties (e.g., PFIs and other MPF Banks). We believe the estimate of reasonably possible losses is zero as of the end of this reporting period.

We have repurchased $8 million of unpaid principal balances related to mortgage loans sold as part of our off balance sheet MPF Loan products for the year ending December 31, 2019, compared to $9 million for 2018, and $4 million for 2017. These repurchases represent repurchase requests that have been resolved during the reporting period. Due to recoveries from PFIs, we incurred no material losses on these loans.

We have $18 million as of December 31, 2019, of unpaid principal with respect to MPF Xtra loans that represent unresolved claims with Fannie Mae, in which a repurchase demand may occur compared to $24 million at December 31, 2018; see Note 16 - Commitments and Contingencies to the financial statements.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Five year trend in our MPF Loans held in portfolio

The following table shows the five year trend in our MPF Loans held in portfolio.

	2019	2018	2017	2016	2015
Recorded investment as of December 31,
MPF Loans past due 90 days or more and still accruing interest [a]	$20	$24	$29	$31	$25
Nonaccrual MPF Loans including nonperforming troubled debt restructurings (TDR)	29	33	49	74	107
TDRs performing - on an accrual basis	27	36	36	42	47
Total	$76	$93	$114	$147	$179
Interest on original terms (nonaccrual loans/performing TDRs)	$3	$3	$4	$5	$7
Interest recognized (performing TDRs only) [b]	$1	$2	$2	$2	$2

Allowance for credit losses for the years ended December 31,
Balance, beginning of period	$1	$2	$3	$3	$15
Losses charged to the allowance [c]	—	(1)	(1)	(1)	(17)
Provision for (reversal of) credit losses	—	—	—	1	5
Balance, end of period	$1	$1	$2	$3	$3

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

Investment Debt Securities

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds purchased by us in an aggregate original principal amount of $4.29 billion. Our complaints assert claims for untrue or misleading statements in the sale of securities, and it is possible that the classifications of private label MBS, as well as other statements made about the securities by the issuer, are inaccurate. See Item 3. Legal Proceedings on page 30 for details on this litigation.

In the following tables, we classify our private label MBS as prime, subprime, or Alt-A based upon the nature of the majority of underlying mortgages collateralizing each security based on the issuer's classification, or as published by an NRSRO, at the time of issuance of the MBS.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

In addition to private label MBS, we also hold a variety of other investment debt securities we believe are low risk and mostly government backed or insured such as GSE debt and FFELP ABS.

Investment Debt Securities by Rating

The carrying amounts of our investments are presented in the following table by the long term NRSRO credit rating of the counterparty.

	AAA	AA	A	BBB	Below Investment Grade	Unrated	Carrying Amount
December 31, 2019
Investment debt securities-
U.S. Government & other governmental related	$—	$6,546	$—	$—	$—	$—	$6,546
State or local housing agency	—	19	—	—	—	—	19
FFELP ABS	26	3,326	—	—	—	—	3,352
MBS:
GSE residential	149	12,172	—	—	—	—	12,321
Government guaranteed residential	—	530	—	—	—	—	530
Private label MBS residential	—	18	4	4	138	164	328
Total investment debt securities	175	22,611	4	4	138	164	23,096
Interest bearing deposits	—	—	1,680	—	—	—	1,680
Federal Funds sold	—	2,206	5,150	—	—	—	7,356
Securities purchased under agreements to resell	—	5,000	1,750	—	—	—	6,750
Total carrying amount of investments	$175	$29,817	$8,584	$4	$138	$164	$38,882

December 31, 2018
Investment debt securities-
U.S. Government & other governmental related	$—	$5,308	$—	$—	$—	$—	$5,308
State or local housing agency	—	23	—	—	—	—	23
FFELP ABS	33	3,748	—	—	—	—	3,781
MBS:
GSE residential	108	10,624	—	—	—	—	10,732
Government guaranteed residential	—	1,028	—	—	—	—	1,028
Private label MBS residential	—	22	2	6	174	229	433
Total investment debt securities	141	20,753	2	6	174	229	21,305
Interest bearing deposits	—	—	775	—	—	—	775
Federal Funds sold	—	2,425	5,100	157	22	—	7,704
Securities purchased under agreements to resell	—	1,250	1,650	—	—	—	2,900
Total carrying amount of investments	$141	$24,428	$7,527	$163	$196	$229	$32,684

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Debt Securities Issuer Concentration

The following table summarizes our investment debt securities by issuer with a carrying amount exceeding 10% of our stockholders' equity:

December 31, 2019	Carrying Amount	Fair Market Value
Federal Home Loan Mortgage Corporation	$821	$830
Federal National Mortgage Association	11,500	11,522
SLCLT 2009-1 Student Loan ABS	700	700
SLM Student Loan Mortgage SLMA 2009-1 A	897	897
SLM Student Loan Mortgage SLMA 2009-2 A	764	764
Small Business Administration	1,823	1,839
United States Department of the Treasury	4,636	4,636
All others	1,955	2,142
Total investment debt securities	$23,096	$23,330

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

Other-Than-Temporary Impairment Analysis - Mortgage Backed Securities

Significant Inputs Used to Determine OTTI

We assess an HTM or AFS private label MBS security for OTTI whenever its fair value is less than its amortized cost basis as of the reporting date. Specifically, we generate cash flow projections utilizing key modeling assumptions, significant inputs, and methodologies provided by an FHLB System OTTI Committee, which was formed by the FHLBs to achieve consistency among the FHLBs in their OTTI analyses for private label MBS. We then utilize these cash flow projections to determine OTTI on our private label MBS; however, we are still responsible for making our own OTTI determination, which includes determining the reasonableness of assumptions, significant inputs, and methodologies used, and performing the required present value calculations using appropriate historical cost bases and yields.

Cash Flow Analysis

We perform a cash flow analysis for substantially all of these private label securities utilizing two models provided by independent third parties as described below,

•
First model. This model considers borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, prepayment rates, default rates, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets.

•
Second model. This model uses the month-by-month projections of future loan performance derived from the first model and allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.

We had no OTTI charge for the year ended December 31, 2019, under a base case (best estimate) scenario. We also performed a cash flow analysis for each of these securities under a more stressful scenario, or adverse case scenario. This adverse case scenario was primarily based on a short-term housing price forecast that was five percentage points lower than the base case, followed by a path with annual rates of housing price growth that included rates which were 33.0% lower than the base case. Based on the adverse scenario, we would not have had a material OTTI charge.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Credit Indicators:

The following table presents the outstanding unpaid principal balance and credit ratings on our private label residential MBS by Prime, Alt-A, and Subprime as designated at time of issuance. For securities on which an OTTI charge has been taken, see Note 5 - Investment Debt Securities to the financial statements. Except for an immaterial amount of fixed rate, these MBS are all variable rate securities.

As of December 31, 2019	Prime	Alt-A	Subprime	Total
Unpaid Principal Balance (UPB) by credit rating -
Investment grade	$18	$—	$7	$25
Below investment grade	16	45	267	328
Unrated	284	—	1	285
Total unpaid principal balance	318	45	275	638
Amortized cost	250	29	127	406
Gross unrealized losses (incl. noncredit OTTI)	(62)	—	(24)	(86)
Gross unrealized gains	90	6	96	192
Fair value	$278	$35	$199	$512

For the year ended December 31, 2019
Weighted average percentage fair value to unpaid principal balance	87%	78%	72%	80%
Original weighted average credit support	12%	17%	22%	17%
Current weighted average credit support	1%	—%	14%	7%
Weighted average collateral delinquency	11%	15%	17%	14%

At December 31, 2019, 36% of the total mortgage properties collateralizing our private label MBS were located in California, which was the only state with a concentration exceeding 10% of this portfolio.

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

The credit ratings of securities purchased under agreement to resell are disclosed along with investment debt securities and unsecured short-term investments, in the Investment Debt Securities by Rating table on page 68.

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

As of December 31, 2019	AA	A rated	Total
Domestic U.S.
Interest bearing deposits	$—	$1,680	$1,680
Federal Funds sold	—	1,900	1,900
Foreign commercial banks - Federal Funds sold:
Australia	1,000	—	1,000
Canada	—	1,450	1,450
Finland	806	—	806
France	—	700	700
Netherlands	—	400	400
Norway	400	—	400
Switzerland	—	700	700
Total unsecured credit exposure	$2,206	$6,830	$9,036

All $9.036 billion of the unsecured credit exposure in the above table represent overnight investments and $425 million in the above table were with members and their affiliates. Any amounts related to members over a 10% concentration are included in the amounts in the Member Credit Outstanding table on page 62.

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
As of December 31, 2019
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
AA	$8	$(8)	$—	$—
A	6	(6)	—	—
Overcollateralized liability positions -
Bilateral derivatives -
A	(82)	83	—	1
BBB	(60)	61	—	1
Cleared derivatives	(8)	—	432	424
Nonmember counterparties	(136)	130	432	426
Member counterparties	2	—	—	2
Total	$(134)	$130	$432	$428

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

Interest Rate Risk Management:

Our interest rate risk management objective is to manage our exposure to interest rate risk within appropriate limits rather than eliminate our entire exposure to interest rate risk. In this regard, we have established policies that include guidelines on the amount of exposure to interest rate changes we are willing to accept. Our Asset/Liability Management Committee provides oversight of these risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. Our strategy to mitigate losses due to interest rate risk is outlined below.

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

Our primary risk mitigation tools include funding instruments, swaps, swaptions, futures, options on futures and mortgages, caps, floors, callable debt and selling forward Fannie Mae TBA contracts. We generally do not manage exposure to mortgage option-adjusted spreads. Based on our risk profile, funding is primarily used to address duration, convexity, curve, volatility and cash flow mismatch risks at either a portfolio or balance sheet level under different rate scenarios.

Economic hedges may be executed to reduce exposure or the risk associated with a single transaction or group of transactions. Our economic hedges are evaluated daily and adjusted as deemed necessary.

MPF Government MBS Product:

Each delivery commitment is hedged during the delivery commitment period and during the period while the loan held for sale is on the Bank’s balance sheet by selling forward Ginnie Mae and Fannie Mae TBA contracts. Both loans held for sale and TBA contracts are carried at fair value on the Bank's balance sheet. These TBA contracts may be executed to reduce the market risk exposure associated with buying or holding an MPF Government MBS loan until it is securitized. The hedges are evaluated daily and adjusted as deemed necessary.

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

Fair Value Hedges

With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive floating rate interest payments based off of LIBOR, OIS or SOFR. (For a discussion of the impact of the transition from LIBOR, see LIBOR Transition on page 49.) This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain nonputable and putable fixed-rate advances. In the case of certain putable advances that have features not meeting shortcut requirements, the transactions are primarily hedged under a highly effective hedge relationship. In those cases, the swap counterparty can cancel the derivative financial instrument on the same date that we can put the advance back to the member.

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

Fair Value Hedges

We use interest rate swaps to hedge certain AFS securities to shorten our duration profile in an increasing interest rate environment. Our hedge strategy focuses on hedging the benchmark interest rate of LIBOR or OIS by effectively converting fixed-rate securities into floating rate assets to reduce our exposure to rising interest rates. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness under the long-haul method. AFS securities are carried at fair value. Changes in fair value on AFS securities are recognized into AOCI in our statements of condition, except for AFS securities that are in a fair value hedge relationship. Effective January 1, 2019 on a prospective basis, the adjustment to the AFS security's carrying amount attributable to fair value changes in the benchmark interest rate is immediately recognized in interest income in our statements of income. Any gain or loss on these AFS securities that is not attributable to changes in the benchmark interest rate is recognized into AOCI. Changes in fair value on the derivative hedging these AFS securities in a fair value hedging relationship are immediately recognized into interest income into our statements of income in order to offset the fair value changes in the benchmark interest rate.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Consolidated Obligation Bonds

Fair Value Hedges

We endeavor to manage the fair value risk of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation bonds. For instance, when a fixed-rate consolidated obligation bond is issued, we may simultaneously enter into an interest rate LIBOR or OIS swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation bond. We also hedge the LIBOR benchmark rate on callable fixed-rate step-up consolidated obligation bonds at specified intervals where we own a call option(s) to terminate the consolidated obligation bond. The hedging instrument is a fixed-rate interest rate swap with a matching step-up feature that converts the callable fixed-rate step-up bond into a floating rate liability and has an offsetting call option(s) to terminate the interest rate swap. Such transactions are treated as fair value hedges. We assess hedge effectiveness primarily under the long-haul method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. We apply shortcut accounting to certain noncallable fixed-rate consolidated obligations.

Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. Electing the fair value option for a financial instrument allows us to better match the changes in fair value on that financial instrument with the interest rate swap economically hedging it.

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

	December 31, 2019		December 31, 2018
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$199	$(450)	$27	$(450)
-100 bp	58	(200)	7	(200)
-50 bp	29	(90)	12	(90)
-25 bp	15	(45)	9	(45)
+25 bp	(20)	(45)	(12)	(45)
+50 bp	(46)	(90)	(27)	(90)
+100 bp	(107)	(200)	(62)	(200)
+200 bp	(243)	(450)	(159)	(450)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table outlines our hedge activity by hedged item or economic risk exposure, hedging instrument, hedge type and notional amount by hedging activity.

As of December 31,			Notional Amount
Hedged Item/Economic Risk Exposure [a]	Hedge Type	Hedging Instrument	2019	2018
Investment Debt Securities	Fair value	Receive floating, pay fixed interest rate swap	$10,323	$7,367
	Economic	Receive floating, pay fixed interest rate swap	4,600	3,450
			14,923	10,817

Advances	Fair value	Receive floating, pay fixed interest rate swap (without options)	4,731	4,403
		Receive floating, pay fixed interest rate swap (with options)	6,155	4,694
	Economic	Receive floating, pay fixed interest rate swap (without options)	774	1,117
		Receive floating, pay fixed interest rate swap (with options)	1,277	271
		Receive floating, pay floating interest rate swap noncallable	—	178
		Interest rate cap floor corridor collar	1,003	3
		Other	39	40
			13,979	10,706

MPF Loans	Economic	A combination of swaps, swaptions, caps, floors, futures, forward settlements and to-be-announced (TBA) forward contracts	6,455	11,038

Discount Notes	Economic	Receive fixed, pay floating interest rate swap	18,000	1,000
	Cash flow	Interest rate cap, floor, or swap	1,134	3,318
			19,134	4,318

Consolidated Obligation Bonds	Fair value	Receive fixed, pay floating interest rate swap (without options)	8,367	6,922
		Receive fixed, pay floating interest rate swap (with options)	7,800	8,845
	Economic	Receive fixed, pay floating interest rate swap (without options)	3,800	1,306
		Receive fixed, pay floating interest rate swap (with options)	601	1,298
		Other	34	209
			20,602	18,580

Intermediary transactions on behalf of members with counterparties	Economic	Receive floating, pay fixed interest rate swap	7	17
Mortgage purchase commitments	Standalone	Mortgage delivery commitment	935	495
Total			$76,035	$55,971

[a]	Hedged item only applies to hedges that qualify for hedge accounting. Economic risk exposure applies economic hedges that are accounted for at fair value.

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

•
Basis risk - We are exposed to basis risk as the yields on different assets, liabilities and derivatives are determined on different yield curves. This includes (1) differences between the swap curve and the Office of Finance cost of funds or consolidated obligation curve; (2) changes in individual securities' spreads to the swap curve as a result of changes in supply, demand, and credit quality of different securities in the market; and (3) changes in mortgage rates relative to the swap curve. We measure our basis risk as follows:

▪	Basis risk (spread to swap curve) – Change in market value for a one basis point parallel increase in the spread to the swap curve.

▪	Basis risk (mortgage spread) – Change in market value for a one basis point increase in mortgage rates.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of December 31, 2019
Advances	$(7)	$2	$—	$(13)	$—
MPF Loans	(3)	(6)	(3)	(4)	2
Mortgage Backed Securities	(9)	—	—	(10)	—
Other interest earning assets	(1)	—	—	(2)	—
Interest-bearing liabilities	6	5	—	7	—
Derivatives	13	(3)	—	—	—
Total	$(1)	$(2)	$(3)	$(22)	$2

As of December 31, 2018
Advances	$(5)	$2	$—	$(13)	$—
MPF Loans	(2)	(6)	(1)	(4)	—
Mortgage Backed Securities	(5)	—	(1)	(5)	—
Other interest earning assets	(1)	—	—	(2)	—
Interest-bearing liabilities	7	9	—	8	—
Derivatives	6	(6)	—	—	—
Total	$—	$(1)	$(2)	$(16)	$—

As of December 31, 2019, our sensitivity to changes in implied volatility was $(2) million. At December 31, 2018, our sensitivity to changes in implied volatility was $(1) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

As of December 31, 2019			As of December 31, 2018
Down 200 bps	Base	Up 200 bps	Down 200 bps	Base	Up 200 bps
2.2	1.2	2.4	1.1	0.7	1.9

As of December 31, 2019, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $266 million, and our market value of equity to book value of equity ratio was 105%, compared to $294 million and 105% at December 31, 2018. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in
Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 8.	Financial Statements and Supplementary Data.

Our Annual Financial Statements and Notes, including the Report of Independent Registered Public Accounting Firm, are set forth starting on page F-1.

Supplementary Data - Selected Quarterly Financial Data (Quarter amounts are unaudited)

	Year	4th	3rd	2nd	1st
2019
Interest income	$2,635	$584	$662	$703	$686
Interest expense	2,177	473	549	587	568
Net interest income after provision for (reversal of) credit losses	458	111	113	116	118
Noninterest income	100	32	29	21	18
Noninterest expense	223	67	54	52	50
Affordable Housing Program assessment	35	8	9	9	9
Net income	$300	$68	$79	$76	$77

2018
Interest income	$2,315	$655	$603	$577	$480
Interest expense	1,802	524	477	445	356
Provision for (reversal of) credit losses	—	1	(1)	—	—
Net interest income after provision for (reversal of) credit losses	513	130	127	132	124
Noninterest income	16	1	6	9	—
Noninterest expense	191	56	47	46	42
Affordable Housing Program assessment	35	8	9	10	8
Net income	$303	$67	$77	$85	$74

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management uses as guidance the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” and other authoritative guidance on governance and internal control. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on these factors, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of December 31, 2019, and as a result, we did not accrue a liability. For additional information, see Note 10 - Consolidated Obligations and Note 16 - Commitments and Contingencies to the financial statements.
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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

2019 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2019 was the election of certain member and independent directors, which occurred in the fourth quarter of 2019 as described above. We conducted this election to fill two open member directorships and three open independent directorships for 2020 as designated by the FHFA. In 2019, the nomination of directors was conducted by mail and the election of directors was conducted electronically. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 8, 2019, as amended by an 8-K/A filed on December 17, 2019 .

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 29, 2020.

Name	Age	Director Since	Expiration of Term as of December 31,

John K. Reinke, Chairperson [b]	68	2012	2023
James T. Ashworth, Vice Chairperson [a]	68	2013	2020
Edward P. Brady [d]	56	2009	2023
Mary J. Cahillane [d]	68	2011	2020
Mark J. Eppli [d]	58	2012	2021
Joseph Fazio III [b]	58	2017	2020
Michelle L. Gross [a]	49	2015	2020
James H. Hegenbarth [b]	56	2018	2021
Phyllis Lockett [d]	54	2015	2023
David J. Loundy [a]	51	2020	2023
David R. Pirsein [a]	67	2015	2022
Leo J. Ries [c]	66	2009	2022
Lois Alison Scott [d]	59	2017	2023
Michael G. Steelman [a]	69	2011	2022
Ty R. Taylor [b]	52	2019	2022
Daniel G. Watts [a]	60	2018	2021
Gregory A. White [c]	56	2009	2021
Charles D. Young [d]	51	2015	2020

[a]	Illinois member director.

[b]	Wisconsin member director.

[c]	Public interest independent director.

[d]	Independent director.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mr. Ashworth serves as the Bank's Vice Chairperson of the Board and Vice Chairperson of the Executive & Governance Committee. Mr. Ashworth also serves on the following Board committees of the Bank: Audit (Vice Chairperson) and Risk Management.

Edward P. Brady is the President and CEO of Home Builders Institute (HBI), a position he’s held since November 2018. HBI is a national nonprofit that trains underserved populations, including veterans, transitioning military, high school students and justice-involved youth and adults for careers in the building industry. He is also the president/owner of Brady Homes in Bloomington, Illinois since 1988. He serves on the Board of Directors for the National Association of Home Builders and the Home Builders Association of Illinois. Mr. Brady is a former director of Freestar Bank, served as Chairman of the Brady for Illinois 2010 campaign, and has previously served on the Board of Habitat for Humanity for Illinois, the Illinois Chamber of Commerce, the Board of Economic Development Council for McLean County, and other community organizations. In 2016, he was the chairman for the National Association of Homebuilders. He currently serves as a director of Enterprise Community Partners. He also served for three years on the Bipartisan Policy Center’s Housing Commission as a commissioner. The Board nominated Mr. Brady to serve as an independent director based on his knowledge of and experience in organizational management and project development, as indicated by his background.

Mr. Brady serves on the following Board committees of the Bank: Affordable Housing (Chairperson), Executive & Governance (Alternate) and Public Policy .

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
. The Board nominated Ms. Cahillane to serve as an independent director based on her knowledge of and experience in financial management and risk management practices, as indicated by her background.

Ms. Cahillane serves on the following Board committees of the Bank: Audit, Executive & Governance, and Risk Management (Chairperson).

Mark J. Eppli is currently the Director of the Graaskamp Center for Real Estate, Wisconsin School of Business at the University of Wisconsin - Madison, a position he’s held since August 2018. Dr. Eppli was previously Robert B. Bell, Sr. Chair in Real Estate at Marquette University in Milwaukee, Wisconsin from 2002 to 2018, and served as the Director of the Center for Real Estate from 2009 to 2018. He also served as Interim Keyes Dean of Business at Marquette University from 2012 to 2015. Dr. Eppli was also Assistant, Associate, and Full Professor of Finance and Real Estate in the School of Business and Public Management at The George Washington University from 1991 to 2002. He was an active instructor and author for the Urban Land Institute from 1992 to 2012. Dr. Eppli was also a Lecturer and Teaching Assistant at the University of Wisconsin-Madison from 1987 to 1991.  Prior to obtaining his doctorate, Dr. Eppli pursued a career in commercial real estate, serving as Manager of Research and Investment Analysis with PM Realty Advisors from 1985 to 1986 and a Specialist in Real Estate Acquisitions at GE Capital Corporation from 1984 to 1985.  Dr. Eppli is past recipient of the Greater Washington Urban League’s “Volunteer of the Year,” Urban Land Institute's “Star Performer, and LISC-Milwaukee’s “Navigator” awards for his efforts to attract minorities to the commercial real estate industry. He is a Board member and past President of the Real Estate Research Institute and Distinguished Fellow at NAIOP, the Commercial Real Estate Development Association.The Board nominated Dr. Eppli to serve as an independent director based on his knowledge of and experience in financial management and risk management practices, as indicated by his background.

Dr. Eppli serves on the following Board committees of the Bank: Affordable Housing and Risk Management (Vice Chairperson).

Joseph Fazio III is Co-founder, Board Chairman and CEO of Commerce State Bank, which opened in 2005. Mr. Fazio is the only CEO Commerce State Bank has had, having held the positions of Chairman and CEO from 2005 to present. Mr. Fazio also serves as a director of the bank’s holding company, Commerce Financial Holdings, Inc. Prior to founding Commerce State Bank, Mr. Fazio led a privately-held marketing company from 2002 to 2004, was Director of Corporate Marketing for Metavante (now FIS) from 1998 to 2002, led Personal Trust Administration for M&I Trust Company (now BMO) from 1995 to 1998, and held several management positions with IBM from 1983 to 1995. Mr. Fazio is a 1983 graduate of St. Norbert College, and in 1988 earned his master’s degree from Edgewood College. He served as a member of the board of directors of the Wisconsin Bankers Association from 2013 to 2016. An active member of his community, he has served as an elected official for the City of Cedarburg and has held several city board appointments. He is the past President of the Greater Cedarburg Community Foundation, and has served on the board of non-profits such as St. Francis Borgia School, Walker’s Point Youth and Family Center, and the Cedarburg Athletic Booster Club. Mr. Fazio is a member of the National Association of Corporate Directors and

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

an NACD Board Leadership Fellow. Mr. Fazio is the author of the book, “This Might be a Dumb Question, but How Does Money Work?”

Mr. Fazio serves on the following Board committees of the Bank: Audit and Operations & Technology.

Michelle L. Gross has served as Executive Vice President/Chief Operating Officer, Information Systems Officer, and Director of the State Bank of Bement in Bement, Illinois since 2012, in addition to being Community Bank President of the State Bank of Bement-Monticello facility. She has worked at the State Bank of Bement since 1996 in roles with increasing responsibilities, including as Vice President and Information Systems Officer from 2008 to 2012. Ms. Gross currently serves as a director at the State Bank of Cerro Gordo in Cerro Gordo, Illinois and Bement Bancshares, Inc. in Bement, Illinois. She is a former director at The First National Bank of Ivesdale in Ivesdale, Illinois. Ms. Gross is active in a variety of community service organizations and with the Illinois Bankers Association. Through the Illinois Bankers Association, Ms. Gross has served on a number of committees and is currently a member of its Executive Committee, Board of Directors and Chairman of the Illinois Bankpac Board of Directors. She also serves on the Board of Directors of the Kirby Medical Center and is Chairman of the Kirby Foundation, benefiting Kirby Medical Center, and is also Chairman of the Bement Foundation. Ms. Gross is a graduate of the Graduate School of Banking in Madison, Wisconsin, and earned a Bachelor of Science from Western Illinois University.

Ms. Gross serves on the following Board committees of the Bank: Executive & Governance, Human Resources & Compensation (Chairperson), and Risk Management.

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

Mr. Hegenbarth serves on the following Board committees of the Bank: Audit and Human Resources & Compensation.

Phyllis Lockett has served since 2014 as the founding CEO of LEAP Innovations, a national non-profit organization that works with educators and technology companies from across the nation to research, pilot and scale new instructional designs and technology solutions that advance student learning. Prior to her role at LEAP, Ms. Lockett served as President and CEO of New Schools for Chicago, a venture philanthropy organization that invests in the start-up of new public schools, since 2005. Ms. Lockett served from 1999 to 2005 as Executive Director of the Civic Consulting Alliance, a pro-bono consulting firm sponsored by the Civic Committee of the Commercial Club of Chicago that leads strategic planning initiatives, process improvement and program development projects for government agencies. She has played an instrumental role in some of the largest initiatives for the City of Chicago, Chicago Public Schools, and Chicago Housing Authority, including the reorganization of the management structure, resident relocation, capital construction, asset management, and economic development strategies to support the Chicago Housing Authority’s $1.5 billion Plan for Transformation. Currently, Ms. Lockett serves as a director of the CME Group. Ms. Lockett earned a Master of Management from the Kellogg Graduate School of Management at Northwestern University and a Bachelor of Science in Industrial Engineering from Purdue University.The Board nominated Ms. Lockett to serve as an independent director based on her knowledge of and experience in organizational management, financial management and project development, as indicated by her background.

Ms. Lockett serves on the following Board committees of the Bank: Executive & Governance (Alternate), Human Resources & Compensation (Vice Chairperson), and Operations & Technology (Vice Chairperson).

David J. Loundy has served as Chairman and CEO of Devon Bank headquartered  in Chicago, Illinois since 2012. Mr. Loundy also serves as Vice-Chairman of Devon Bank’s holding company (Devon Bancorp, Inc.), Managing Member of Devon Bank’s investment pool affiliates (Abraham’s River, LLC; and The Acheron Cash Fund, LLC;  and their manager, 650 Asset Management LLC) and Chairman of Devon Bank’s  “sponsored” public charity, The Loundy Charitable Foundation. Prior to joining Devon Bank in 2003, Mr. Loundy practiced intellectual property and computer law and served as an adjunct professor and law school administrator. Mr. Loundy is a past board member of the Community Banker’s Association of Illinois (CBAI), and is a current board member of the CBAI’s Community BancService Corporation. He has been a board member or endowment board member for a number of community and religious organizations. He is a frequent writer and speaker on religion-based financing issues.  Mr. Loundy earned a Bachelor of Arts in Telecommunications from Purdue University and a Juris Doctorate from the University of Iowa, both with distinction.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mr. Loundy serves on the following Board committees of the Bank: Public Policy and Operations & Technology .

David R. Pirsein has served as President & CEO of First National Bank in Pinckneyville, First Perry Bancorp Inc. and its subsidiary, First National Insurance Services, Inc. since 2005. He has been an active community banker for over 35 years. Mr. Pirsein is a board member and executive committee member of the Shazam Inc. board, an EFT network and payments processor. He is the Chairman and board member of the Community Banker’s Association of Illinois and a board member of its subsidiary, the Community BancService Corporation. He also serves on the board of governors of the Southern Illinois Real Estate Title Company, LLC. He is an active participant on the Pinckneyville strategic planning committee and is a Chamber member. Mr. Pirsein previously served two terms on the St. Louis Federal Reserve Board where he held the position of Audit committee chairman for several years. He graduated from Southern Illinois University Carbondale with a degree in Finance and Banking and has attended many banking schools, including the Graduate School of Banking in Madison, Wisconsin.

Mr. Pirsein serves on the following Board committees of the Bank: Executive & Governance (Alternate), Operations & Technology (Chairperson) and Public Policy (Vice Chairperson).

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

Mr. Reinke serves as the Bank's Chairperson of the Board and Chairperson of the Executive & Governance Committee. He also serves as an ex officio member of the following Board committees of the Bank: Affordable Housing, Audit, Human Resources & Compensation, Operations & Technology, Public Policy, and Risk Management.

Leo J. Ries  was the Executive Director of Local Initiatives Support Corporation (LISC) in Milwaukee, Wisconsin from 2000 until he retired in 2015. He currently works as a private consultant providing management services for the Martin Luther King Economic Development Corporation (MLKEDC) and the Wisconsin Preservation Fund (WPF). MLKEDC and WPF are both nonprofit neighborhood development organizations working in the City of Milwaukee, Wisconsin. He also currently serves on the Board of Directors for Near West Side Partners, Inc. and Lead2Change, Inc., as well as the Wisconsin Board of Directors for CommonBond Communities, Inc., and the Advisory Council for First-Ring Industrial Redevelopment Enterprise, Inc. Prior to his tenure at LISC, he was Deputy Commissioner for the City of Milwaukee in the Department of Neighborhood Services in 1999 and Director of the Housing and Neighborhood Development Division of the Department of City Development from 1992 to 1998. He served as the Director of the Community Block Grant Administration in the Department of Administration from 1990 to 1992. He served on the Board of Directors of the Neighborhood Improvement Development Corporation from 1992 to 1999, Select Milwaukee, Inc., from 1996 to 2000, Walker's Point Development Corporation from 1999 to 2000, and Canticle Court/Juniper Court from 1999 to 2000.The Board nominated Mr. Ries to serve as an independent director based on his experience representing community interests in housing, as indicated by his background.

Mr. Ries serves on the following Board committees of the Bank: Affordable Housing (Vice Chairperson) and Operations & Technology.

Lois Alison Scott  has served as President of Epoch Advisors since 2015. From 2011 to 2015, Ms. Scott served as the Chief Financial Officer for the City of Chicago, the first woman to ever serve in that capacity. In 2011, Ms. Scott co-founded and chaired the Municipal CFO Forum with the Harris School of the University of Chicago where she now chairs the Advisory Board for the Center for Municipal Finance. From 2002 to 2011, Ms. Scott was Chief Executive Officer of a financial advisory firm that served large corporate and governmental clients. Prior to that, she served as President and Vice Chair of a technology company that provided a family of services to schools. Ms. Scott started her career at First Chicago (now JPMorgan), where she was responsible for governmental, healthcare and higher education clients in an eight-state region. She also worked for Bank of America, Donaldson Lufkin & Jenrette and chaired the Management Committee of the Export-Import Bank of the U.S., after serving as a White House Fellow. From 2015 to August 2017, Ms. Scott served as a director on the board of MBIA, Inc. She served as Vice Chair and Audit Committee Chair of the Chicago Stock Exchange where she was a director from 2016 to 2018 prior to its sale to the New York Stock Exchange. She currently serves on the board of the Kroll Bond Rating Agency, ASC-ST Holdings ( Sunrise Transportation), and the advisory boards of other privately held companies. The Board nominated Ms. Scott to serve as an independent director based on her knowledge of and experience in accounting and financial management practices, as indicated by her background.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Ms. Scott serves on the following Board committees of the Bank: Audit (Chairperson), Executive & Governance, and Risk Management.

Michael G. Steelman  has been with the Farmers and Merchants State Bank of Bushnell and its holding company, Prairieland Bancorp., Inc., since 1984. He has served as Chief Executive Officer of Farmers and Merchants State Bank of Bushnell since 1996, and was appointed Chairman in 2001. In addition, Mr. Steelman has served as President and Chairman of the holding company since 2001. Mr. Steelman served as Chairman of the Illinois Bankers Association from 2008 to 2009, and was actively involved in the legislative and regulatory process at federal and state levels. An attorney practicing in banking law, Mr. Steelman is a member of the Illinois State Bar Association, and a graduate of the University of Wisconsin Graduate School of Banking. Mr. Steelman also serves as Secretary and Director of the Bushnell Economic Development Corporation.

Mr. Steelman serves on the following Board committees of the Bank: Executive & Governance, Human Resources & Compensation and Public Policy.

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

Mr. Taylor serves on the following Board committees of the Bank: Operations & Technology and Risk Management.

Daniel G. Watts is a Director and the President of Forest Park National Bank and Trust Company, which he joined in January 2010. Mr. Watts has been an executive banking professional for over 25 years. He began his career at The American National Bank and Trust Company of Chicago, after which he became an Executive Officer and Director at Cosmopolitan Bank and Trust, Pullman Bank and Trust and Park National Bank (all subsidiaries of the former FBOP Corporation). Mr. Watts currently serves as a board member of Community Investment Corporation (CIC) and Chicago Neighborhood Initiatives (CNI). Previously, he served as a director of Neighborhood Housing Services (NHS). Mr. Watts is the past Board Chairman of the Illinois Bankers Association and a member of the Fenwick High School Investment Committee. Mr. Watts earned an undergraduate degree in Economics from Northwestern University, a law degree from Loyola University of Chicago School of Law, and an MBA from the University of Chicago Booth School of Business.

Mr. Watts serves on the following Board committees of the Bank: Affordable Housing & Audit.

Gregory A. White has been the President and Chief Executive Officer for LEARN Charter Schools located in Chicago, Illinois, from 2008 to present. Mr. White is leading an entrepreneurial effort to grow this nationally recognized network of high performing elementary schools from ten serving 4,200 students to sixteen schools serving 8,000 students. Prior to LEARN, Mr. White worked for The Chicago Community Trust (Vice President of Strategy & Operations), Chicago Venture Partners, L.P. (Co-founder & Partner), Salomon Brothers (Bond Salesman), Continental Bank (Real Estate Lender), The Rouse Company (Research Analyst) and the Enterprise Foundation (Assistant Field Officer). Mr. White also served on the board of directors of Learn Charter School Network, Lakefront Supportive Housing Christ the King High School, and the Chicago Transit Authority Citizens Advisory Board. Mr. White earned a Masters of Business Administration from Harvard Business School and graduated with honors from Brown University.The Board nominated Mr. White to serve as an independent director based on his experience representing consumer and community interests in credit needs and housing, as indicated by his background.

Mr. White serves on the following Board committees of the Bank: Executive & Governance (Alternate), Human Resources & Compensation and Public Policy (Chairperson).

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Charles D. Young has been with Invitation Homes (formerly Colony Starwood Homes and Starwood Waypoint Residential Trust), a public real estate investment trust, since 2012. He has served as Chief Operating Officer since March 2015 and as Senior Division Vice President and Regional Director prior to that. Invitation Homes acquires, renovates, leases, and manages residential assets in the United States, focused primarily on acquiring single-family rental homes and non-performing residential mortgage loans. Prior to his employment with Invitation Homes, Mr. Young served as Executive Vice President at Mesa Development, a private real estate development firm, from 2003 to 2012, and as a senior analyst at Goldman Sachs from 1999 to 2000. Mr. Young started his career in the National Football League before co-founding and serving from 1994 to 2000 as managing director of the Kaleidoscope Group, a firm that provides management consulting, human resource, and strategic diversity initiative services to Fortune 500 clients. Mr. Young earned a Masters of Business Administration from the Stanford Graduate School of Business, and a Bachelor of Arts in Economics from Stanford University.The Board nominated Mr. Young to serve as an independent director based on his knowledge of and experience in organizational management, financial management and project development, as indicated by his background.

Mr. Young serves on the following Board committees of the Bank: Affordable Housing and Human Resources & Compensation.

There are no family relationships among the above directors or our executive officers.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Audit Committee

Our Audit Committee is comprised of non-executive directors. The Audit Committee Charter is available in full on our website at http://fhlbc.com/docs/default-source/about-us-pdfs/ac-charter.pdf.

Audit Committee Report
March 11, 2020
The Audit Committee is composed of seven non-executive directors, two of whom are non-member directors, and operates under a written charter adopted by the Board of Directors that was last amended on July 25, 2019. Our Board of Directors determined that all Audit Committee members (Directors Scott, Ashworth, Cahillane, Fazio, Hegenbarth, Watts, and Reinke) are an “Audit Committee financial expert” for purposes of SEC requirements. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2019 and currently, is not independent, with the exception of Directors Scott and Cahillane, who do not serve as officers or directors of a Bank member. Under Federal Housing Finance Agency (FHFA) regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Director Independence on page 115.
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
PwC has been the independent auditor for the System and the Bank since 1990. The Audit Committee engages in rigorous evaluations each year when appointing an independent auditor. In connection with the appointment of the Bank’s independent auditor, the Audit Committee’s evaluation included consultation with the Audit Committees of the other FHLBs and the OF. Specific considerations included:

•	an analysis of the risks and benefits of retaining the same firm as independent auditor versus engaging a different firm, including consideration of:

•	PwC engagement audit partner, engagement quality review partner and audit team rotation;

•	PwC’s tenure as the Bank’s and the Systems’ independent auditor;

•	benefits associated with engaging a different firm as independent auditor; and

•	potential disruption and risks associated with changing the independent auditor.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•	PwC’s depth and breadth of understanding of our business, operations, and accounting policies and practices;

•	PwC’s historical and recent performance on the Bank’s audit, including the results of an internal survey of PwC service and quality;

•	an analysis of PwC’s known legal risks and significant proceedings;

•	external data relating to audit quality and performance, including recent Public Company Accounting Oversight Board (PCAOB) audit quality inspection reports on PwC and its peer firms;

•	the appropriateness of PwC’s fees, on both an absolute basis and as compared to its peer firms; and

•	the diversity of PwC’s ownership and staff assigned to the engagement.
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
In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to the Bank. For engagement audit and quality review partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of the Bank’s engagement audit partner pursuant to this rotation policy involves a meeting between the Chairperson of the Audit Committee and the candidate for the role, as well as discussion by the full Audit Committee and management.
Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the appointment of PwC as the Bank's independent registered public accounting firm for 2020.
The Audit Committee annually reviews its written charter and practices, and has determined that its charter and practices are consistent with the applicable FHFA regulations and the provisions of the Sarbanes-Oxley Act of 2002.
Among other matters, the Audit Committee also:

•	reviewed the scope of and overall plans for the external and internal audit program;

•	discussed with management and PwC the Bank’s processes for risk assessment and risk management;

•	discussed with management and PwC significant matters, if any, arising during the audit and other areas of significant judgment or estimation in preparing the financial statements.

•	reviewed and approved the Bank’s policy with regard to the hiring of former employees of the independent auditor;

•	reviewed and approved the Bank’s policy for the pre-approval of audit and permitted non-audit services by the independent auditor;

•	received reports pursuant to the Bank’s policy for the submission and confidential treatment of communications from employees and others about accounting, internal controls and auditing matters;

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
Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PwC, is responsible for performing an independent audit of the Bank's financial statements and of the effectiveness of internal control over financial reporting in accordance with the standards of the PCAOB (United States) and, with respect to the financial statements, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 10 times during 2019, and has regular executive sessions with both internal and independent auditors.
In this context, prior to their issuance, the Audit Committee reviewed and discussed the quarterly and annual earnings releases, financial statements (including the presentation of non-GAAP financial information) and disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including significant accounting policies and judgments) with management, the Bank’s internal auditors and PwC. The Audit Committee also reviewed the Bank’s policies and practices with respect to financial risk assessment, as well as its processes and practices with respect to enterprise risk assessment and management. The Audit Committee discussed with PwC matters required to be discussed by the applicable requirements of the PCAOB. The Audit Committee has also received the written disclosures and the letter from PwC required by the applicable requirements of the PCAOB regarding PwC’s communications with the Audit Committee concerning independence, and has discussed with PwC its independence [Item 407(d)(3) of Reg. S-X]. The Audit Committee met with PwC and with the Bank’s internal auditors, in each case, with and without other members of management present, to discuss the results of their respective examinations, the evaluations of the Bank’s internal controls and the overall quality and integrity of the Bank’s financial reporting. Management represented to the Audit Committee that the Bank's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.
Based on the reviews and discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2019, for filing with the Securities and Exchange Commission.
As of the date of filing for this Annual Report on Form 10-K, the members of the Audit Committee are:

Lois Alison Scott, Chairperson
James T. Ashworth, Vice Chairperson
Mary J. Cahillane
Joseph Fazio III
James H. Hegenbarth
Daniel G. Watts

John K. Reinke (ex officio)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 28, 2019:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Matthew R. Feldman	66	President and Chief Executive Officer	2003
Michael A. Ericson	48	Executive Vice President and Chief Operating Officer	2005
Thomas H.W. Harper*	54	Executive Vice President, General Auditor	2005
Michelle Jonson	46	Executive Vice President and Chief Risk Officer	2000
Roger D. Lundstrom	59	Executive Vice President and Chief Financial Officer	1984
Samuel J. Nicita	59	Executive Vice President and Chief Information Officer	2008
John Stocchetti	63	Executive Vice President, Group Head, Mortgage Partnership Finance Program	2006
Laura M. Turnquest	55	Executive Vice President, General Counsel and Corporate Secretary	2004
Kim Cullotta	50	Senior Vice President, Group Head, People, Culture, and Communications	2011
Virxhini Gjonzeneli	38	Senior Vice President, Group Head, Member Product Support and Strategic Initiatives	2003
Carolyn Jaw	37	Senior Vice President, Group Head, Sales, Strategy, and Solutions	2004
Cedric D. Thurman	55	Senior Vice President, Group Head, Community Investments and Diversity and Inclusion	2018

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

Michael A. Ericson became Executive Vice President and Chief Operating Officer in January 2020. Prior to that, he was Executive Vice President and Group Head, Members and Markets of the Bank from 2014 to 2020, Executive Vice President and Chief Risk Officer of the Bank from December 2008 to 2014, Senior Vice President and Chief Risk Officer of the Bank from July 2008 to December 2008, and Senior Vice President of Accounting Policy and SEC Reporting of the Bank from January 2005 to July 2008. Prior to joining the Bank, Mr. Ericson was Vice President, Accounting Policy at Bank One before the merger with JPMorgan Chase and became Global Treasury Controller at JPMorgan Chase subsequent to the merger from 2003 to 2004. Mr. Ericson was Senior Manager with PricewaterhouseCoopers LLP in the Financial Services Group from 1994 to 2003.

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

Roger D. Lundstrom has been Chief Financial Officer of the Bank since October 2008 and Executive Vice President and Group Head,Financial Information (now Financial Accounting and Markets) since 2003. Mr. Lundstrom was Senior Vice President, Financial Information of the Bank from 1997 to 2003 and Senior Vice President, Financial Reporting and Analysis of the Bank from 1992 to 1997. Mr. Lundstrom held various positions with the Bank in analysis and reporting functions with increasing levels of responsibility from 1984 to 1992.

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

Kim Cullotta joined the Bank’s Executive Team in November 2017, and became Senior Vice President and Group Head, Human Resources (now People, Culture, and Communications) in January 2018. Ms. Cullotta started with the Bank in 2011, and has served as Senior Vice President, Member Product Support and Senior Vice President, Information Technology. Ms. Cullotta has over 20 years of management experience in diverse financial services institutions, including: Director, Finance at Infinium Capital Management, LLC from 2010 to 2011, Financial Controller/Compliance Officer at Fox River Securities, LLC from 2007 to 2010 (which was acquired by Infinium), Financial Management & Reporting Director at Ritchie Capital Management, LLC from 2002 to 2007, and Vice President, Finance-Global Markets Group Planning & Reporting at Bank of America from 1996 to 2002.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Virxhini Gjonzeneli  became Senior Vice President and Group Head, Strategic Initiatives (now Member Product Support and Strategic Initiatives) of the Bank in November 2017. Prior to that, she was Senior Vice President, Director of Enterprise Risk Management since 2015. Ms. Gjonzeneli joined the Bank in 2003, and from 2007 to 2015 held positions of increasing levels of responsibilities within the Bank’s Credit group, including Assistant Vice President, Senior Markets Credit Analyst and Vice President, Manager of Markets Credit Analysis. Ms. Gjonzeneli received her MBA from the University of Chicago Booth School of Business and her undergraduate degree from Northwestern University. She received her CFA charter designation in 2008.

Carolyn Jaw joined the Bank’s Executive Team in January 2020, and became Senior Vice President and Group Head, Sales, Strategy, and Solutions. From 2015 to 2019, Ms. Jaw was Senior Vice President and Managing Director, Institutional Sales, and most recently had responsibility over institutional sales, marketing, and events. Ms. Jaw has worked in various groups at the Bank since 2004, including the sales, capital markets, and mortgage groups. Previously, Ms. Jaw worked at Hillenbrand Capital Partners, a structured products investment fund, where she focused on pricing, funding, and hedging the residential and commercial mortgage loan and securities portfolios. Ms. Jaw holds a Bachelor of Arts degree in Economics and International Studies from Northwestern University and a Master of Business Administration degree with concentrations in Finance, Economics, Accounting, and Entrepreneurship from the University of Chicago, Booth School of Business.

Cedric D. Thurman joined the Bank in the newly created position of Senior Vice President & Chief Diversity Officer in September 2018. Since January 2020, Mr. Thurman serves as Senior Vice President and Group Head, Community Investments and Diversity and Inclusion. In his role as Chief Diversity Officer, Mr. Thurman is responsible for shaping the Bank’s culture to provide opportunities for all employees and help the Bank be a catalyst for change for its member institutions and the communities they serve. In his role leading Community Investments, Mr. Thurman is responsible for oversight of the Bank’s products, programs and awards to support its member institutions’ affordable housing and community lending initiatives. Since 2017, Mr. Thurman is the Founder and CEO of Talks Inc., a not for profit organization being developed to provide life skills programming for youth via video-based conversations. Prior to developing Talks Inc., from 2014 to 2017, Mr. Thurman served as U.S. Head of Inclusion at BMO Harris Bank. In this role, Mr. Thurman was responsible for the diversity and inclusion strategy for the U.S. while overseeing BMO’s Enterprise Resource Groups in the U.S. and Canada, as well as compliance related activities. Mr. Thurman began his career at BMO Harris, spending nearly 10 years in a variety of roles from International Trade Finance, Community Development Lending, and Branch Management and Development from 1987 to1996. Prior to re-joining BMO Harris, Mr. Thurman spent 14 years at JLL in office and retail brokerage capacities, as well as leading HR strategy for the Americas region. He also served as JLL’s first Chief Diversity Officer. Mr. Thurman is very active in Chicago’s civic community. He currently serves on the Governing Board of UCAN; Central Division Board member for Junior Achievement of Chicago; University of Illinois College of Business Dean’s Business Council; University of Illinois College of Business Alumni Association Board; Board of Advisors, University of Illinois Alumni Association; member of the President’s Council for the Museum of Science and Industry; and Commissioner, Illinois Attorney Registration and Disciplinary Commission of the Supreme Court of Illinois. Mr. Thurman holds an MBA in Management Strategy and Marketing from the Kellogg School of Management of Northwestern University and a BS in Finance from the University of Illinois, Urbana-Champaign.

There are no family relationships among the above executive officers or our directors.

We have adopted a code of ethics for all of our employees and directors, including our President and CEO, principal financial officer, and those individuals who perform similar functions. A copy of the code of ethics is published on our internet website and may be accessed at: https://fhlbc.com/docs/default-source/about-us-pdfs/code-of-ethics.pdf.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2019 named executive officers (NEOs): Matthew R. Feldman, President and CEO; Roger D. Lundstrom, Executive Vice President & Chief Financial Officer; Michael A. Ericson, Executive Vice President & Chief Operating Officer; Michelle Jonson, Executive Vice President & Chief Risk Officer, and John Stocchetti, Executive Vice President & Group Head, Mortgage Partnership Finance Program.

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

The FHFA has issued a rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBs. The rule addresses the authority of the FHFA Director to: 1) approve named executive officer agreements that provide for compensation in connection with termination of employment and 2) review the compensation arrangements of named executive officers of the FHLBs and to prohibit an FHLB from providing compensation to any named executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The HR&C Committee has established a risk review framework in connection with its review and approval of incentive compensation plan requirements and goals, risks, and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to our Operations and Technology Committee and the Risk Management Committee of the Board of Directors evaluating certain risk principles against the requirements and goals, risks, and payouts associated with our short-term, deferred and long-term incentive compensation plans, and evaluating whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Bank. The HR&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for 2019 and 2020 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the HR&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the HR&C Committee reviews comparable market compensation information. We participated in the 2018 Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted by Kathy Riemer Compensation Consulting, outlines executive and non-executive compensation information for various positions across all 11 FHLBs.

We also engaged McLagan Partners, a compensation consulting firm, to conduct a broad-based compensation survey for 2018 that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards, and total compensation. The survey compared executive officer compensation against three peer groups: (1) commercial banks (excluding certain large investment banks), (2) other FHLBs, and (3) named executive officers from publicly traded financial institutions with $10 billion to $20 billion in assets. McLagan reviewed the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviews the surveys with our HR&C Committee.

The information obtained from the 2018 Federal Home Loan Bank System Key Position Survey and the 2018 McLagan Executive Compensation Benchmarking Survey (together, Compensation Surveys) was considered by the Board of Directors, the HR&C Committee, and our President and CEO, as appropriate, when making compensation decisions for 2019.

Elements of Our Compensation Program

On an annual basis, the HR&C Committee reviews the components of our NEO compensation: salary, short- and long-term incentive compensation, matching bank contributions, severance benefits, and projected payments under our retirement plans.

Base salary is included in our NEO compensation package because the HR&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. We generally do not provide perquisites to our executives as part of our compensation program, and during 2019 none of our executives received perquisites in excess of $10,000 in annual value.

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

The Bank entered into an employment agreement with Mr. Feldman effective January 1, 2018 (the “Employment Agreement”), which replaces his prior agreement that was effective January 1, 2015. The Employment Agreement provides for a three-year employment term ending December 31, 2020, unless terminated earlier as provided for in the agreement.

The Employment Agreement provides for an initial base salary of $940,420 effective January 1, 2018. The HR&C Committee reviews Mr. Feldman's performance annually and following its review for the 2018 calendar year, the HR&C Committee recommended that the Board increase Mr. Feldman’s base salary to $987,440, to be effective January 1, 2019, after considering his performance and accomplishments during 2018 and the overall competitive market data from the Compensation Surveys, which maintains Mr. Feldman's base salary above the 90th percentile of the base salaries paid to other FHLB presidents. This is the final base salary increase for Mr. Feldman for the term of the Employment Agreement, which includes the year starting January 1, 2020, the discretion of the Board notwithstanding.

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

For a description of Mr. Feldman's post-termination compensation payable under the Employment Agreement, see Severance Arrangements on page 102.

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

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the HR&C Committee; it set Mr. Feldman’s base salary at $987,440 for 2019 as described above.

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

Mr. Stocchetti received a 3.15% increase in base salary for 2019 from $604,000 to $623,000, which maintains his base salary above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his job compared to those serving in similar positions at the other FHLBs and his individual performance. Mr. Ericson received a 3.25% increase in base salary for 2019 from $492,000 to $508,000, which maintains his base salary above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his position as compared to those serving in similar positions at the other FHLBs. Mr. Lundstrom received a 3.25% increase in base salary for 2019 from $462,000 to $477,000 which brings his base salary to the 60th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs. Ms. Jonson received a 3.21% increase in base salary for 2019 from $420,000 to $433,500, which brings her base salary to the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects her individual performance, tenure, and experience. The new base salaries for these NEOs became effective February 1, 2019.

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

The Incentive Plan establishes two performance periods. Incentive Plan participants may earn an annual award following a one-year performance period (an Annual Award) and may receive a deferred award following a three-year deferral period (a Deferred Award). For each performance period the Board will present an opportunity to Incentive Plan participants to earn a total award (an Incentive Award), which is composed of the Annual Award and the Deferred Award, equal to a percentage of each Incentive Plan participant’s annual base salary at the end of the performance period for the Annual Award. After the end of a performance period the Board will determine the total Incentive Award of the President and CEO, and the HR&C Committee will determine the total Incentive Award of each other Incentive Plan participant, based on the achievement of the Performance Requirements at a minimum, target, or maximum level. As approved by the Board (for the President and CEO) and HR&C Committee (for the other NEOs) for the 2019 - 2022 performance period, the Incentive Award may range for NEOs other than the President and CEO from 40% to 80% of base salary and from 60% to 100% of base salary for the President and CEO. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results. The Annual Award will be equal to 50% of the Incentive Award and the Deferred Award will be equal to 50% of the Incentive Award (subject to adjustment based upon achievement of certain Performance Requirements) and will be deferred during the three-year deferral period. The HR&C Committee (or the Board in the case of the President and CEO) may in its discretion increase the Incentive Award of an individual Incentive Plan participant to account for such participant’s performance that is not captured in the Performance Requirements applicable to such individual.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The Performance Requirements for the 2019 Annual Awards and applicable weighting for each requirement are as follows:

	Performance Requirements	Weighting for NEOs other than Chief Risk Officer	Weighting for Chief Risk Officer
A
Adjusted annual GAAP net income as compared to the Bank’s operating plan at 12/31/19. Adjusted net income means annual GAAP net income adjusted by: 1) subtracting total 2019 advance prepayments fees net of related hedge costs adjusted only to exclude net amounts that would have occurred after 2019 had there been no prepayment; 2) subtracting total 2019 prepayment fees on DUS bonds net of related hedge costs and net of interest planned in 2019; 3) subtracting product of (a) monthly change in average 3-month LIBOR from Bank’s operating plan average and (b) average plan total capital; 4) adding amortization in 2019 of any expense for cap and floor purchases by Bank to flatten income profile and reducing it by any payments received on the cap and floors; 5) subtracting the gain on Bank OTTI settlements net of associated legal costs; and 6) removal of hedge ineffectiveness.
		20.00%	15.00%
B	Annual economic performance of the MPF Provider using the economic method for amortizing fee income vs. the 2019 Bank MPF Provider forecasted economic performance.	10.00%	7.50%
C	Increase in collateral lendable loan value for members from 12/31/18 to 12/31/19.	10.00%	10.00%
D	The 9/30/19 total advances as a percentage of total wholesale funding of depository institution members plus advances to non-depository institutions on 9/30/19.	10.00%	10.00%
E	Unpaid principal value of Traditional MPF Program products on Bank’s balance sheet as of 12/31/19.	10.00%	10.00%
F	Implementation of Operational Excellence, which includes developing the implementation plan for the initiatives identified in the assessment of the advances process, and implementing the 2019 portion of the initiatives.	5.00%	7.50%
G	Build a cost/benefit decision framework for the Bank and begin using it to enable the Bank to have a consistent basis for decision making.	5.00%	7.50%
H	Continue delivering current state assessments of Bank processes relative to operational excellence.	5.00%	5.00%
I	Test workload region move for business continuity purposes.	7.50%	10.00%
J	Establish strategic roadmaps and reporting for information technology investment governance groups.	7.50%	7.50%
K	Employee participation in Diversity and Inclusion activities.	10.00%	10.00%

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The minimum, target and maximum achievement levels for each Performance Requirement for the 2019 Annual Awards (which awards are reflected in the Summary Compensation Table) along with 2019 results and the actual weighted achievement (as a percentage of base salary) are set forth in the following table:

					Actual Weighted Incentive Award as % of Salary for
Requirement	Minimum	Target	Maximum	2019 Results	President [a]	Chief Risk Officer [b]	All Other NEOs [b]
A	$(20) million	$0	$10 million	$64 million	20.00%	12.00%	16.00%
B	$(1) million	$0	$1 million	$2 million	10.00%	6.00%	8.00%
C	2%	3%	5%	8.2%	10.00%	8.00%	8.00%
D	59.50%	60.75%	61.75%	67.04%	10.00%	8.00%	8.00%
E	$8.55 billion	$8.66 billion	$9.10 billion	$9.80 billion	10.00%	8.00%	8.00%
F	Implement 2019 portion of 2 initiatives	Implement 2019 portion of 3 initiatives	Implement 2019 portion of 4 initiatives	Implement 2019 portion of 3 initiatives	4.00%	4.50%	3.00%
G	Complete by 12/31/2019	Complete by 10/31/2019	Complete by 7/31/2019	Completed by 7/31/2019	5.00%	6.00%	4.00%
H	1 process	2 processes	3 processes	3 processes	5.00%	4.00%	4.00%
I	100% test cases executed by June 30th	50% test cases executed by May 31st; 100% executed by June 30th	70% test cases executed by May 31st; 100% executed by June 30th	90% test cases executed by May 31st; 100% executed by June 30th	7.50%	8.00%	6.00%
J	11/29/2019	10/31/2019	9/30/2019	9/30/2019	7.50%	6.00%	6.00%
K	60%	75%	90%	96.3%	10.00%	8.00%	8.00%
Total Actual Incentive Award as a % of Salary [c]					99.00%	78.50%	79.00% [d]

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

[c]
50% of the Incentive Award achieved is the Annual Award, which is payable at the end of 2019, and 50% of the Incentive Award is the Deferred Award, which is payable at the end of the 2020-2022deferral period.

[d]
The HR&C Committee began with an award opportunity of 79.00% for Mr. Ericson and Mr. Stocchetti . After considering the Bank's overall performance and each of Mr. Ericson's and Mr. Stocchetti’s individual performances, the HR&C Committee increased the Incentive Award for Mr. Ericson to 86.90% of his base salary, and for Mr. Stocchetti to 86.90% of his base salary.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Performance Requirements for Deferred Awards

2017-2019 Deferred Award (Earned for 2019)

The performance results and weighted achievement for the 2017-2019 Deferred Award (as a percentage of the initial deferred portion of the Incentive Award achieved for the 2016-2019 performance period) are set forth in the following table. This Deferred Award was earned in 2019 and is reflected in the Summary Compensation Table.

2017 - 2019 Performance Requirement Results	Actual Weighted Deferred Award as % of Deferred Award [a]
Ratio of the market value to par value of the Bank’s capital stock as of 12/31/19 is 297%.	41.67%
Maintained the three minimum regulatory capital ratios at each month end through 12/31/19.	41.67%
Maintained positive annual net income for 2017, 2018, and 2019.	41.66%
Deferred Award as a % of the Initial Deferred Portion of the Incentive Award Achieved for the 2016-2019 Performance Period [b]	125.00%

[a]
The percentages shown above represent the actual achievement which equates to an opportunity percentage ranging from 75% to125% of the initial deferred portion of the Incentive Award achieved for the 2016-2019 performance period (which includes interpolated amounts where performance fell between the achievement levels), multiplied by the applicable weighting for each requirement. All conditions for payment of the 2017-2019 Deferred Award were satisfied and the maximum levels were achieved for each Performance Requirement.

[b]
The 2017-2019 Deferred Award is part of the Incentive Award achieved for the 2016-2019 performance period. 50% of the Incentive Award achieved is the Annual Award, which was earned in 2016, 50% of the Incentive Award achieved is the Deferred Award, which is payable following the end of 2019, and reflected in the Summary Compensation Table.

2020-2022 Deferred Award (Part of 2019 Incentive Award)

The minimum, target, and maximum achievement levels for each Performance Requirement for the Deferred Award for the 2020 - 2022 deferral period along with the applicable weightings for each requirement are set forth in the following table.

	Performance Requirements	Weighting for all NEOs [a]	Minimum	Target	Maximum
A	Ratio of the market value to par value of the Bank's capital stock as of 12/31/22	33.34%	>100%	>105%	>150%
B	Maintain the three minimum regulatory capital ratios at each month end through 12/31/22	33.33%	At least 104 capital requirements	At least 106 capital requirements	All 108 capital requirements
C	Maintain positive quarterly net income during 2020, 2021 and 2022	33.33%	In 10 of 12 quarters	In 11 of 12 quarters	In all 12 quarters

[a]
If the composite exam rating remains the same as the level at 12/31/18 or improves during 2020, 2021, or 2022, the Deferred Award paid will be at 100% of applicable weighting for each Performance Requirement above. If the composite exam rating declines during any of 2020, 2021, or 2022 from the level at 12/31/18 then the calculation based on actual achievement of the Performance Requirements for the Deferred Awards will reflect a reduction of 33% in the weightings of each Performance Requirement above.

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

The amount of the Deferred Award may increase or decrease based on the level of achievement of the Performance Requirements during the deferral period. For the 2019 - 2022 performance period, the amount of the Deferred Award as approved by the Board for each participant can range from 75% to 125% of the initial deferred portion of the Incentive Award as determined at the end of the initial performance period. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results.

Incentive Plan participants are paid their respective Incentive Awards, if any, in cash following the initial and deferred performance periods, provided that they are actively employed by the Bank at the end of the performance period. If a participant dies, becomes disabled, retires, terminates employment for good reason or a change of control occurs, the participant shall be eligible to receive, unless he participates in any activity constituting cause, (a) a pro-rated incentive award for the current performance period based on how long he was employed with the Bank during the year (excluding any period of disability in excess of three months), and (b) all Deferred Awards previously granted. Incentive Plan participants may elect to defer some or all of an Incentive Award under our Benefit Equalization Plan. For a description of the terms of the Benefit Equalization Plan see Benefit Equalization Plan on page 104. For Mr. Feldman’s payments under the Incentive Plan upon termination of his employment, see Severance Arrangements below.

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

provided, however that the HR&C Committee may, in its discretion, reduce or eliminate any incentive compensation amounts paid under this item (3) for any of the circumstances set forth in Section 5.3(b)(1)-(3) or (5) the Incentive Plan, as applicable,

(4)
an additional amount under the Bank’s Benefit Equalization Plan equal to the additional annual benefit under Section 3.01 of the Benefit Equalization Plan, with such benefit calculated as if: (i) Mr. Feldman were 3 years older than his actual age and (ii) Mr. Feldman had 3 additional years of service at the same rate of annual compensation in effect for the 12-month period ending on the December 31 immediately preceding the termination of Mr. Feldman's employment, and (iii) the BEP continued in effect without change in accordance with its terms as in effect on the date immediately preceding Mr. Feldman’s date of termination (the "Feldman BEP Amount", as further described in the Retirement and Other Post-Employment Compensation Table and Narrative on page 108), and

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

(5)
participation in the Bank’s retiree health care benefit plans for Mr. Feldman and his spouse, in accordance with the terms of the Federal Home Loan Bank of Chicago Description of Retiree Medical Coverage.

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

The Employment Agreement specifies that the HR&C Committee may in its discretion reduce or eliminate any incentive compensation amounts in item (3) above for certain circumstances as more fully set forth in the Incentive Plan, and as summarized in Performance Requirements for Deferred Awards on page 101.

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

Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the authority to prohibit or limit any golden parachute or indemnification payment by an FHLB. FHFA rules on golden parachute payments sets forth the standards the FHFA would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLB when the FHLB is in a troubled condition, in conservatorship or receivership, or insolvent. FHFA rules also generally prohibit an FHLB and the OF from making indemnification payments to any officer, director, employee or other affiliated party to pay or reimburse such person for any liability of legal expense in connection with an administrative proceeding or civil action initiated by the FHFA.

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

We participate in the Pentegra Financial Institutions Retirement Fund, a multiemployer, funded, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's consecutive five-year average highest earnings, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2019, the limitation on annual earnings was $280,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $225,000 in 2019.

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

Savings Plan Benefits

During 2019, we participated in the Pentegra Defined Contribution Plan for Financial Institutions (Savings Plan), a tax-qualified, defined-contribution savings plan. Effective January 15, 2020, we changed administrators for the Savings Plan to Empower. Under the Savings Plan, employees, including our NEOs, may contribute up to 50% of regular earnings on a before-tax basis to a 401(k) account or on an after-tax basis to a Roth Elective Deferral Account or a regular account. In addition, for employees who have completed one year of service, the Bank matches a portion of the employee's contribution to the Savings Plan (50% for employees with three years of service or less, 75% for employees with more than three years of service but less than five years of service, and 100% for employees with five or more years of service). For 2019, our matching contribution was limited to $16,800 for each employee.

The Bank's matching contributions to the Savings Plan vests incrementally based on years of employment, with 100% vesting after six years of employment. Pursuant to IRS rules, and effective for 2019, the Savings Plan limits the annual additions that can be made to a participating employee's account to $56,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution by an employee to a 401(k) account is $19,000 per year. In addition, no more than $280,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over are eligible to make catch-up contributions of up to $6,000 per year. Generally, Savings Plan distributions can only be made at termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may also take one loan each year from the vested portion of the Regular, Roth Elective Deferral and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

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

Our Benefit Equalization Plan provides that if an executive officer dies, retires, or terminates employment due to disability when any short-term incentive compensation that was previously earned but deferred in accordance with the deferral provisions of any of the Bank’s incentive compensation plans, we calculate the officer’s pension benefits in order to adjust for the fact that such short-term incentive compensation would not otherwise be included in the officer’s base compensation for purposes of calculating pension benefits at the time the executive officer dies, retires, or terminates employment due to disability. We calculate the officer’s final pension benefit as if such deferred amounts had been included in the executive officer’s base compensation and the difference between that calculation and the amount to which the retired, deceased or disabled officer is entitled to under the Benefit Equalization Plan as a result of such calculation will be paid in a lump sum.

The Pension Plan benefit under the Benefit Equalization Plan is an amount equal to the difference between the Pension Plan formula without considering legislative limitations, and the benefits which may be provided under the Pension Plan considering such limitations. Generally, participants may elect when Pension Plan benefits under the Benefit Equalization Plan are paid, but not earlier than termination of employment or later than age 70 1/2. Generally, participants may elect to receive a benefit in the form of a single lump sum, a 50% joint and survivor annuity, a 100% joint and survivor annuity with a ten-year certain benefit or a life annuity with a ten-year certain benefit.

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

The HR&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 - Executive Compensation. In reliance on such review and discussions, the HR&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2019.

The HR&C Committee:

Michelle L. Gross, Chairperson
Phyllis Lockett, Vice Chairperson
James H. Hegenbarth
Michael G. Steelman
Gregory A. White
Charles D. Young
John K. Reinke, ex officio

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Compensation Tables

Summary Compensation Table

The following table sets forth summary compensation information for our NEOs for 2019.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation		Change in Pension Value [b]	All Other Compensation [c]	Total
			Annual Award	Deferred Award [a]
Matthew R. Feldman	2019	$987,440	$488,783	$498,657	$1,678,000	$16,800	$3,669,680
President and Chief Executive Officer	2018	940,420	436,026	508,194	575,000	16,500	2,476,140
	2017	940,420	447,640	429,008	3,318,000	16,200	5,151,268

Roger D. Lundstrom	2019	477,000	188,415	197,758	2,031,000	16,800	2,910,973
Executive Vice President and Chief Financial Officer	2018	462,000	168,007	179,205	172,000	16,500	997,712
	2017	436,000	164,312	146,160	1,332,000	16,200	2,094,672

Michael A. Ericson	2019	508,000	220,726	227,421	917,000	16,800	1,889,947
Executive Vice President and Chief Operating Officer	2018	492,000	205,000	181,963	89,000	16,500	984,463
	2017	457,083	198,904	144,729	464,000	16,200	1,280,916

Michelle Jonson [d]	2019	433,500	170,149	172,631	850,000	16,800	1,643,080
Executive Vice President and Chief Risk Officer

John Stocchetti	2019	623,000	270,694	257,341	1,229,000	16,800	2,396,835
Executive Vice President and Group Head, Mortgage Partnership Finance Program	2018	604,000	250,000	283,291	339,000	16,500	1,492,791
	2017	577,754	218,080	226,745	761,000	16,200	1,799,779

[a]	All amounts earned for all NEOs reflect the Deferred Award under the Incentive Plan.

[b]
The amount reported in this column for 2019 represents the aggregate change in the actuarial present value of the NEO's accumulated benefit under the Pension Plan and BEP from December 31, 2018 to December 31, 2019. For 2019, the change in value resulted primarily from the large decrease in interest rates during the year, with larger impacts on the younger NEOs. The “Change in Pension Value” and “Total” amounts shown for Mr. Feldman for 2018 and 2017 do not match the amounts previously reported in our SEC filings because they have been updated to include the change in pension value for a portion of the applicable Feldman BEP amount that was previously disclosed in a footnote to the respective 2018 and 2017 Retirement and Other Post-Employment Compensation table, but was not included in the calculation for the amounts disclosed in the “Change in Pension Value” column in prior years. For 2019, the “Change in Pension” value amount for Mr. Feldman includes the Feldman BEP Amount disclosed in the applicable Retirement and Other Post-Employment Compensation Tables.

[c]	Amounts reported for all other compensation consists of Bank contributions to employee 401(k) and BEP plans.

[d]	Ms. Jonson was not an NEO for 2017 and 2018.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Narrative to Summary Compensation Table

Compensation under the heading Annual Award in the Summary Compensation Table is comprised of the Annual Awards under the Incentive Plan. Compensation under the heading Long Term Award in the Summary Compensation table is comprised of Deferred Awards under the Incentive Plan.

President and Executive Team Incentive Compensation Plan

Annual Awards for 2019 to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan on page 98.

Name	Base Salary	Actual Annual Award as a % of Salary [a]	Actual Annual Award
Matthew R. Feldman	$987,440	49.50%	$488,783
Roger D. Lundstrom	477,000	39.50%	188,415
Michael A. Ericson	508,000	43.45%	220,726
Michelle Jonson	433,500	39.25%	170,149
John Stocchetti	623,000	43.45%	270,694

[a]	50% of the Incentive Award achieved as a percentage of base salary is the Annual Award for 2019.

Deferred Awards for the 2017-2019 performance period to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan on page 98.

Name	Deferred Award [a]	Actual Award Percentage [b]	Actual Deferred Award
Matthew R. Feldman	$413,468	125%	$498,657	[c]
Roger D. Lundstrom	158,206	125%	197,758
Michael A. Ericson	181,937	125%	227,421
Michelle Jonson	138,105	125%	172,631
John Stocchetti	205,873	125%	257,341

[a]	Represents the initial deferred portion of the Incentive Award achieved for the 2016-2019 performance period.

[b]	Represents the earned percentage of the initial deferred portion of the Incentive Award achieved for the 2016-2019 performance period.

[c]	The Board of Directors adjusted Mr. Feldman’s Deferred Award such that his total incentive compensation for 2019 did not exceed 100% of his 2019 base salary.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Grants of Plan-Based Awards

The following table describes the potential NEO awards under the Incentive Plan for the plan period covering January 1, 2019, through December 31, 2022. See President and Executive Team Incentive Compensation Plan starting on page 98 for a description of the performance criteria under this plan.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Incentive Plan [a]	Minimum	Target	Maximum
Matthew R. Feldman	Annual	$296,232	$394,976	$493,720
	Deferred	366,587	488,783	610,979
Roger D. Lundstrom	Annual	95,400	143,100	190,800
	Deferred	141,311	188,415	235,519
Michael A. Ericson	Annual	101,600	152,400	203,200
	Deferred	165,545	220,726	275,908
Michelle Jonson	Annual	86,700	130,050	173,400
	Deferred	127,612	170,149	212,686
John Stocchetti	Annual	124,600	186,900	249,200
	Deferred	203,020	270,694	338,367

[a]
Annual: Annual Award under the Incentive Plan. The amounts shown are based on the potential awards for each NEO for 2019. Annual awards granted in 2019 were earned in the same year; for such amounts actually earned, please see the Summary Compensation Table. Deferred: Deferred Award under the Incentive Plan. The amounts shown reflect the actual Deferred Awards granted for 2020-2022 based on actual performance for 2019. The Deferred Awards remain subject to adjustment based upon achievement of certain Performance Requirements during the 2020-2022 deferral period and may be reduced to zero if actual achievement is below the minimum achievement level for those Performance Requirements.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Matthew R. Feldman [a]	Pension	15.75	$1,495,000	$—
	BEP	15.75	10,813,000	—
Roger D. Lundstrom	Pension	35.33	2,623,000	—
	BEP	35.33	4,954,000	—
Michael A. Ericson	Pension	14.42	831,000	—
	BEP	14.42	1,466,000	—
Michelle Jonson	Pension	16.75	945,000	—
	BEP	16.75	1,205,000	—
John Stocchetti	Pension	12.75	1,155,000	—
	BEP	12.75	2,967,000	—

[a]
At December 31, 2019 the additional present value of accrued benefits due Mr. Feldman under section (7)(b)(iv) of his Employment Agreement is $3,553,000 (the Feldman BEP Amount). The Feldman BEP Amount is included in the BEP present value of accumulated benefit total shown in this table. Part of the increase in the Feldman BEP Amount from the previous year reflects a correction in the calculation.

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 102. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

The participant's accumulated benefit is calculated as of December 31, 2019 and 2018. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. The present value is calculated using the accumulated benefit at each date multiplied by a present value factor based on an assumed age 65 retirement

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

date.  As of December 31, 2018, 55% the Pension Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2018) and 45% of the Pension Plan benefit is valued using the IRS applicable mortality table for lump sums projected to 2018.  As of December 31, 2019, 55% of the Pension Plan benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2019) and 45% of the Pension Plan benefit is valued using the IRS Applicable mortality table for lump sums projected to 2019.  The interest rates used are 4.22% as of December 31, 2018 and 3.22% as of December 31, 2019.

The present value amount discounted back to the reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2019 accumulated benefit and the present value of the December 31, 2018 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the Benefit Equalization Plan, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the Benefit Equalization Plan are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the Benefit Equalization Plan. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. The present value is calculated by multiplying the benefits accumulated at each date by a present value factor based on an assumed age 65 retirement date.  As of December 31, 2018, the Benefit Equalization Plan benefit is valued using the RP-2014 mortality table for white collar worker annuitants (with mortality improvement scale MP-2018). As of December 31, 2019, the Benefit Equalization Plan benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2019).  The interest rates used are 3.93% as of December 31, 2018 (participants who elected a lump sum as their form of benefit from the Benefit Equalization Plan have their lump sum amounts at age 65 valued at 4.22%, then discounted back to current age at 3.93%) and 2.79% as of December 31, 2019 (participants who elected a lump sum as their form of benefit from the Benefit Equalization Plan have their lump sum amounts at age 65 valued at 3.22%, then discounted back to current age at 2.79%).

The difference between the present value of the December 31, 2019 accumulated benefit and the present value of the December 31, 2018 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the Benefit Equalization Plan is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our Benefit Equalization Plan being a single employer plan.

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY [b]	Registrant Contributions in Last FY [c]	Aggregate Earnings in Last FY [d]	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE [e]
Matthew R. Feldman	BEP	$63,870	$—	$9,196	$—	$661,651
Roger D. Lundstrom	BEP	64,395	9,720	13,968	—	983,943
Michael A. Ericson	BEP	16,467	370	1,424	—	110,112
Michelle Jonson	BEP	24,238	4,980	3,485		256,447
John Stocchetti	BEP	96,685	2,878	19,815	—	1,363,656

[a]
The table above includes salary reduction contributions by our NEOs, and matching contributions by the Bank under the Benefit Equalization Plan (BEP). For a description of the BEP, see Benefit Equalization Plan on page 104.

[b]	Represents the amounts of the contributions made by each NEO. These amounts are reflected in the "Salary" column of the Summary Compensation Table.

[c]	Represents the amounts of the contributions made by the Bank for each NEO under the BEP. These amounts are reflected in the “All Other Compensation” column of the Summary Compensation Table.

[d]	Not included in 2019 compensation as rate paid was not above a market rate.

[e]
The aggregate balance at December 31, 2019, as reported above, includes amounts that are either currently reported or were previously reported as compensation in the Summary Compensation Table for 2019 and prior years, except for the aggregate earnings on deferred compensation to the extent such compensation was not above market rate.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Potential Payments Upon Termination Table

Name	Severance	President and Executive Team Incentive Plan	Health Care	Total
Matthew R. Feldman	$987,440	$2,359,889	$10,309	$3,357,638
Roger D. Lundstrom	954,000	906,907	25,550	1,886,457
Michael A. Ericson	586,154	1,072,777	19,872	1,678,803
Michelle Jonson	433,500	812,320	—	1,245,820
John Stocchetti	623,000	1,266,808	17,033	1,906,841

The table above outlines payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2019. Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the potential termination events discussed, the actual amounts paid or distributed may be different.

For Mr. Feldman, the table above outlines termination under the following conditions in accordance with his Employment Agreement: by reason of death or disability or by the Bank other than for Cause (each as defined in the Employment Agreement). For purposes of calculating the benefits outlined in the table above, we have also assumed that Mr. Feldman would continue to receive Bank-subsidized health care coverage. For Mr. Feldman, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the earned 2019 Annual Award and the Deferred Awards for the following performance periods: 2017-2019 (as earned); 2018-2020(assuming target performance); 2019-2021(assuming target performance); and 2020-2022 (assuming target performance). In addition to the amounts outlined above, pursuant to his Employment Agreement, Mr. Feldman would be entitled to the Feldman BEP Amount, as detailed in the footnote to the table on page 108.

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

For the other NEOs, the table above outlines termination under the following conditions in accordance with the Employee Severance Plan: without cause or as a result of constructive discharge (each as defined in the Employee Severance Plan). In addition, we assumed termination was not for cause as defined in the Incentive Plan, that their severance payments do not exceed the limits set forth in the Employee Severance Plan, and that they continue to receive Bank-subsidized health care coverage if the NEO was enrolled in the Bank’s health care benefit plan during 2019. For the other NEOs, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the 2019 Annual Award (as earned) and the Deferred Awards for the following performance periods: 2017-2019 (as earned); 2018-2020 (assuming target performance); 2019-2021 (assuming target performance); and 2020-2022(assuming target performance).

Additionally, under the Incentive Plan, assuming termination at December 31, 2019, the same awards as set forth under the “President and Executive Team Incentive Plan” column in the table above would be available to the NEOs (excluding Mr. Feldman, whose Employment Agreement outlines all possible termination scenarios) in the event they terminate employment for any reason, including as set forth in the immediately following sentence. Under the Incentive Plan, the 2019 Annual Award and the 2017-2019, 2018-2020, 2019-2021, and 2020-2022 Deferred Awards as reflected in the table above will also be available to these NEOs in the event they die, become disabled, retire, terminate employment for good reason, or a change of control occurs (as such terms are defined in the Incentive Plan) at December 31, 2019, assuming they did not participate in any activity constituting cause (as defined in the Incentive Plan).

For further details on payments due upon these circumstances to the NEOs, see Severance Arrangements on page 102.

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
For more information on the Pension Plan and the BEP, see Retirement and Other Post-Employment Compensation Table and Narrative on page 108 and the Nonqualified Deferred Compensation Table on page 109, as well as Pension Plan Benefits on page 103 and Benefit Equalization Plan on page 104.
Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual total compensation of our employees and the annual total compensation of Mr. Feldman, our President and CEO:

For 2019, the median of the annual total compensation of all employees of the Bank (other than Mr. Feldman) (the Median Employee) was $169,446 and the annual total compensation of Mr. Feldman was $3,669,680. Annual total compensation for the Median Employee and Mr. Feldman is calculated in the same manner as the “Total” column in the Summary Compensation Table on page 106. Based on this information, for 2019, the ratio of the annual total compensation of Mr. Feldman to the Median Employee was 21.66 to 1.

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

Director Compensation
The goal of our policy governing compensation and travel reimbursement for our Board of Directors is to compensate members of the Board of Directors for work performed on our behalf and to make them whole for out-of-pocket travel expenses incurred while working for the Bank. The fees compensate Directors for their time preparing for and attending in-person and telephonic meetings, attending Bank-sponsored member meetings and events, attending Community Investment Advisory Council meetings, attending FHLB System meetings, Board of Directors training, activities that provide information pertinent to the Bank or service on the Board of Directors that are learning opportunities and other activities related to service on the Board of Directors. Director compensation levels are established at the discretion of each FHLB's Board of Directors, provided that the fees are reasonable. In connection with setting director compensation, we participated in an FHLB System review of director compensation in May 2017 which includes a director compensation study prepared by McLagan Partners. The McLagan study includes separate analysis of director compensation at publicly traded banks with between $10 billion and $20 billion in assets and the FHLBs.

Our Board of Directors set compensation levels for 2019 as follows:

Position	Maximum Total Annual Compensation
Chairperson of the Board	$137,000
Vice Chairperson of the Board	122,000
Chairperson of the Audit Committee	122,000
Other Committee Chairperson	112,000
All other Directors	102,000

Each director will be paid one quarter of their maximum annual compensation following the end of each quarter. In the event a director serves on the Board for only a portion of a calendar year, or only serves as Chairperson, Vice Chairperson, or Committee Chairperson for a portion of a calendar year, such director’s maximum annual compensation shall be adjusted accordingly on a pro-rata basis. If a director does not fulfill his or her responsibility by failing to meet certain performance and

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

attendance criteria set forth in the policy, the director’s compensation may be reduced below the maximum amounts shown above. All directors are also entitled to participate in a non-qualified, unfunded, deferred compensation plan, under which each Bank director has the opportunity to defer all or a portion of the compensation paid under this policy. In addition to the maximum annual compensation, the Bank reimburses directors for necessary and reasonable travel and related expenses incurred in connection with the performance of their official duties in accordance with the Bank’s employee reimbursement policy.

The Chairperson of the Board, the Vice Chairperson of the Board, and the Chairperson of the Human Resources & Compensation Committee reviewed director performance, as required by the 2019 Board of Directors Compensation Policy, and determined that directors serving during 2019 earned the compensation disclosed in the table below. The HR&C Committee was notified of the determination.

Name	2019 Total Fees Earned	2019 Fees Paid in Cash	2019 Fees Deferred [a]
Michael G. Steelman - Chairperson [b]	137,000	137,000	—
John K. Reinke - Vice Chairperson [b]	122,000	122,000	—
James T. Ashworth	112,000	112,000	—
Owen E. Beacom	102,000	102,000	—
Edward P. Brady	112,000	112,000	—
Mary J. Cahillane	112,000	91,000	21,000
Mark J. Eppli	102,000	25,500	76,500
Joseph Fazio	102,000	102,000	—
Michelle L. Gross	102,000	102,000	—
James H. Hegenbarth	102,000	102,000	—
Phyllis Lockett	102,000	63,750	38,250
David R. Pirsein	112,000	86,800	25,200
Leo J. Ries	102,000	102,000	—
Lois A. Scott	122,000	122,000	—
Ty R.Taylor	102,000	102,000	—
Daniel G. Watts	102,000	102,000	—
Gregory A. White	102,000	102,000	—
Charles Young	95,625	95,625	—
Total	$1,944,625	$1,783,675	$160,950

[a]
Directors could elect to defer fees to a director's non-qualified, unfunded, deferred compensation plan. Earnings on this deferred compensation are not included above as the rate paid was not above a market rate.

[b]
During 2018 and 2019, Mr. Steelman served as Chairperson of the Board and Mr. Reinke served as Vice Chairperson of the Board. On December 12, 2019, the Board elected Mr. Reinke to serve as Chairperson of the Board and Mr. Ashworth to serve as Vice Chairperson of the Board for 2020-2021.

The Board compensation policy for 2020 was reported in a Form 8-K filed on November 8, 2019 and is attached as Exhibit 10.16 to this Form 10-K.

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

Compensation Committee Interlocks and Insider Participation

During 2019, the following directors served on our HR&C Committee: John K. Reinke (Chairperson), Michelle L. Gross (Vice Chairperson), Owen E. Beacom, Phyllis Lockett , Gregory A. White, Charles D. Young, and Michael G. Steelman (ex-officio). No member of our HR&C Committee has at any time been an officer or employee of the Bank. None of our executive officers have served or are serving on the Board of Directors or the compensation committee of any entity whose executive officers served on our HR&C Committee or Board of Directors.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members in 2019 are for the election of our directors, as more fully discussed in 2019 Director Election on page 83.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock:

As of January 31, 2020	Regulatory Capital Stock	% of Total
The Northern Trust Company 50 South LaSalle Street Chicago, IL 60603	$247	11.57%
One Mortgage Partners Corp. a 10 South Dearborn St., Suite 413 Chicago, IL 60603	245	11.49%
Associated Bank, National Association 433 Main Street Green Bay, WI 54301	180	8.45%
BMO Harris Bank N.A. 111 West Monroe Street Chicago, IL 60690	174	8.18%
State Farm Bank, FSB One State Farm Plaza Bloomington, IL 61791	110	5.16%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table sets forth information about those members with an officer or director serving as a director of the Bank. Independent directors do not control any capital stock of the Bank.

As of January 31, 2020	Director Name	Regulatory Capital Stock [a]	% of Total
The Park Bank 1815 Greenway Cross Madison, WI 53713	James H. Hegenbarth	$5.06	0.24%
Waukesha State Bank 151 E. St. Paul Avenue Waukesha, WI 53187	Ty R. Taylor	1.23	0.06%
Commerce State Bank 1700 S. Silverbrook Drive West Bend, WI 53095	Joseph Fazio III	1.15	0.05%
CNB Bank & Trust, N.A. 450 West Side Square Carlinville, IL 62626	James T. Ashworth	1.11	0.05%
The Stephenson National Bank & Trust 1820 Hall Avenue Marinette, WI 54143	John K. Reinke	0.77	0.04%
Forest Park National Bank and Trust Company 7348 W. Madison St. Forest Park, IL 60130	Daniel G. Watts	0.32	0.02%
Devon Bank 6445 Western Avenue Chicago, IL 60645	David J. Loundy	0.28	0.01%
First National Bank in Pinckneyville 210 S. Main Street Pinckneyville, IL 62274	David R. Pirsein	0.27	0.01%
State Bank of Bement 180 E. Bodman Street Bement, IL 61813	Michelle L. Gross	0.23	0.01%
Farmers & Merchants State Bank of Bushnell 484 East Main Street Bushnell, IL 61422	Michael G. Steelman	0.04	0.002%
Total members with a Director as a group		$10.46	0.49%

[a]	The regulatory capital stock that a member institution owns is pledged to us as additional collateral on advances and all other outstanding obligations for that member.

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

Our Board of Directors consists of two types of directors: “member directors” and “independent directors”. Member directors are required to be directors or officers of our members, whereas independent directors cannot be directors or officers of a Bank member. For further discussion of the eligibility criteria for our directors, see Nomination of Member Directors and Nomination of Independent Directors on page 82. We have eight independent directors and ten member directors currently serving on our Board.

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

During 2019, we did not have a separate written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President, and the CEO and President may seek a waiver from the Board.

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

See Information Regarding Current Directors of the Bank on page 83 for more information on our current directors. None of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the member directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

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

Applying the NYSE independence standards for boards of directors to our current member directors and those who served during 2019, our Board determined that only member directors Loundy, Steelman, Taylor, and Watts did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these member directors, consisting of Ashworth, Beacom (whose term ended in 2019) Fazio, Gross, Hegenbarth, Loundy, Pirsein, Reinke, , Steelman, Taylor, and Watts meets the independence criteria under the NYSE independence standards. None of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors, consisting of Brady, Cahillane, Eppli, Lockett, Ries, Scott, White and Young, is independent under the NYSE independence standards. Similarly, the Board determined that the following current member directors serving on the Audit Committee, and member directors who served on the Audit Committee during 2019, are not independent under the NYSE independence standards for audit committees: Ashworth, Fazio, Hegenbarth, Reinke, Steelman, and Watts. The Board determined that the following current member directors serving on the HR&C Committee, and member directors who served on the HR&C Committee in 2019, are not independent under the NYSE independence standards for compensation committees: Beacom, Gross, Hegenbarth, Reinke, and Steelman.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been charged (or accrued) by our external accounting firm:

	(in thousands)
For the Years Ended December 31,	2019	2018
Audit fees	$995	$882
Audit related fees	262	341
All other fees	3	3
Total fees	$1,260	$1,226

Audit fees were for professional services rendered for the audits of our financial statements. Audit related fees were for other assurance and related services. Other fees related to software license fees. No tax related fees were paid. No fees were paid for financial information system design or implementation.

Our Audit Committee has adopted the Pre-Approval of Audit-Related and Non-Audit Services Policy (the Policy). In accordance with the Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, and permissible non-audit services to be provided by its independent auditor. The term of any pre-approval of audit services is the Bank's financial year, and of audit-related and non-audit services in the calendar year, unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months.

Federal Home Loan Bank of Chicago

PART IV
Item 15.     Exhibits, Financial Statements Schedules.

(a) See "2019 Annual Financial Statements and Notes"

(b) The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 11, 2020, or as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports or registration statements, copies of which may be obtained by going to the SEC's website at www.sec.gov. Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed is identified with a "*".

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [a]
3.2	Federal Home Loan Bank of Chicago Bylaws [b]
4.1	Capital Plan of the Federal Home Loan Bank of Chicago, as amended and restated effective October 1, 2015 [c]
4.2	Description of Securities [w]
10.1.1	Sublease Agreement between the Federal Home Loan Bank of Chicago and the Aon Corporation dated December 31, 2008 [d]
10.1.2	First Amendment to Sublease Agreement, dated January 26, 2010 [e]
10.2	Office Lease between the Federal Home Loan Bank of Chicago and Wells REIT-Chicago Center Owner, LLC, dated January 9, 2009 [f]
10.2.1	Third Amendment to Lease, dated August 28, 2019 [v]
10.3	Advances, Collateral Pledge, and Security Agreement [g]
10.4	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [h]
10.5	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [i]
10.6	Mortgage Partnership Finance Program Consolidated Interbank Agreement, dated July 22, 2016 [j]
10.7
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, as amended and restated effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks [k]

10.8	Employment Agreement between the Federal Home Loan Bank of Chicago and Matthew R. Feldman, effective January 1, 2018 *l
10.9	Federal Home Loan Bank of Chicago Key Employee Long Term Incentive Compensation Plan, dated December 19, 2008 *m
10.10	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, as amended and restated effective January 1, 2017 *n
10.11	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 *o
10.12	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, as amended and restated effective January 1, 2013 *p
10.13	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 *q
10.14	Federal Home Loan Bank of Chicago 2018 Board of Directors Compensation Policy *r
10.15	Federal Home Loan Bank of Chicago 2019 Board of Directors Compensation Policy *[s]
10.16	Federal Home Loan Bank of Chicago 2020 Board of Directors Compensation Policy *w
10.17	Federal Home Loan Bank of Chicago Board of Directors Deferred Compensation Plan, effective September 1, 2013 *t
10.18	Joint Capital Enhancement Agreement, as amended August 5, 2011 [u]
24	Power of Attorney [w]
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [w]
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [w]
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [w]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [w]
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document [w]
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [w]
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [w]
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [w]
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [w]
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Federal Home Loan Bank of Chicago

[a]	Filed as Exhibit 3.1 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[b]	Filed as Exhibit 3.1 with our 8-K Current Report on June 6, 2019, SEC File No.: 000-51401

[c]	Filed as Exhibit 4.1 with our 8-K Current Report on August 31, 2015, SEC File No.: 000-51401

[d]	Filed as Exhibit 10.1 with our 8-K Current Report on January 15, 2009, SEC File No.: 000-51401

[e]	Filed as Exhibit 10.1 with our 8-K Current Report on February 1, 2010, SEC File No.: 000-51401

[f]	Filed as Exhibit 10.2 with our 8-K Current Report on January 15, 2009, SEC File No.: 000-51401

[g]	Filed as Exhibit 10.3 with our Form 10-K on March 17, 2011, SEC File No.: 000-51401

[h]	Filed as Exhibit 10.4 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[i]	Filed as Exhibit 10.4.1 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[j]	Filed as Exhibit 10.1 with our Form 10-Q on November 3, 2016, SEC File No.: 000-51401

[k]	Filed as Exhibit 10.7 with our Form 10-K on March 9, 2017, SEC File No.: 000-51401

[l]	Filed as Exhibit 10.1 with our 8-K Current Report on May 25, 2018, SEC File No.: 000-51401

[m]	Filed as Exhibit 10.22 with our Form 10-K on March 20, 2009, SEC File No.: 000-51401

[n]	Filed as Exhibit 10.2 on our Form 10-Q on May 8, 2017, SEC File No.: 000-51401

[o]	Filed as Exhibit 10.8.4 with our Form 10 on December 14, 2005, SEC File No.: 000-51401

[p]	Filed as Exhibit 10.2 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401

[q]	Filed as Exhibit 10.1 with our Form 10-Q on May 11, 2007, SEC File No.: 000-51401

[r]	Filed as Exhibit 10.16 with our Form 10-K on March 9, 2018, SEC File No.: 000-51401

[s]	Filed as Exhibit 10.16 with our Form 10-K on March 8, 2019, SEC File No.: 000-51401

[t]	Filed as Exhibit 10.4 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401

[u]	Filed as Exhibit 99.1 with our 8-K Current Report on August 5, 2011, SEC File No.: 000-51401

[v]	Filed as Exhibit 10.1 with our Form 10-Q on November 7, 2019, SEC File No.: 000-51401

[w]	Filed herewith.

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

CFI: Community Financial Institution - FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA and adjusted annually for inflation. Effective in January 2020, the limit is $1.224 billion (for 2019, the limit was $1.199 billion).

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

DPP: Downpayment Plus Program.

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

OIS: Fed Funds Effective Swap Rate (or Overnight Index Swap Rate).

OTTI: Other-than-temporary impairment.

OTTI Committee: An FHLB System OTTI Committee formed by the FHLBs to achieve consistency among the FHLBs in their analyses of the OTTI of private label MBS.

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

TDR: Troubled Debt Restructuring

UPB: Unpaid Principal Balance.

U.S.: United States

VA: Department of Veteran's Affairs.

Federal Home Loan Bank of Chicago

2019 Annual Financial Statements and Notes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Chicago

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Chicago (the “Bank”) as of December 31, 2019 and 2018, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
March 11, 2020

We have served as the Bank’s auditor since 1990.

2 of 2

Federal Home Loan Bank of Chicago

Statements of Condition (Dollars in millions, except capital stock par value)

December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$29	$28
Interest bearing deposits	1,680	775
Federal Funds sold	7,356	7,704
Securities purchased under agreements to resell	6,750	2,900
Investment debt securities -
Trading,	432	and	269	pledged	4,648	3,478
Available-for-sale	16,067	14,614
Held-to-maturity,	2,615	and	3,492	fair value	2,381	3,213
Investment debt securities	23,096	21,305
Advances,	2,808	and	1,025	carried at fair value	50,508	52,628
MPF Loans held in portfolio, net of	(1)	and	(1)	allowance for credit losses	10,000	7,103
Derivative assets	6	6
Other assets,	83	and	108	carried at fair value	402	408
Assets	$99,827	$92,857

Liabilities
Deposits -
Noninterest bearing	$184	$54
Interest bearing,	15	and	29	from other FHLBs	663	497
Deposits	847	551
Consolidated obligations -
Discount notes,	17,966	and	992	carried at fair value	41,675	43,166
Bonds,	7,984	and	2,352	carried at fair value	50,474	42,250
Consolidated obligations	92,149	85,416
Derivative liabilities	14	16
Affordable Housing Program assessment payable	84	84
Mandatorily redeemable capital stock	324	313
Other liabilities	955	1,188
Liabilities	94,373	87,568
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,	13	and	15	million shares issued and outstanding	1,337	1,476
Class B2 membership stock,	4	and	2	million shares issued and outstanding	376	222
Capital stock - putable,	$100	and	$100	par value	1,713	1,698
Retained earnings - unrestricted	3,197	3,023
Retained earnings - restricted	573	513
Retained earnings	3,770	3,536
Accumulated other comprehensive income (loss) (AOCI)	(29)	55
Capital	5,454	5,289
Liabilities and capital	$99,827	$92,857

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income (Dollars in millions)

For the years ended December 31,	2019	2018	2017
Interest income	$2,635	$2,315	$1,558
Interest expense	2,177	1,802	1,075
Net interest income	458	513	483

Noninterest income -
Trading securities	24	15	(1)
Derivatives and hedging activities	(9)	(24)	8
Instruments held under fair value option	35	(19)	(2)
MPF fees,	28	,	24	and	20	from other FHLBs	38	32	28
Other, net	12	12	11
Noninterest income	100	16	44

Noninterest expense -
Compensation and benefits	115	110	100
Nonpayroll operating expenses	96	74	62
Other	12	7	12
Noninterest expense	223	191	174

Income before assessments	335	338	353

Affordable Housing Program assessment	35	35	36

Net income	$300	$303	$317

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (Dollars in millions)

For the years ended December 31,	2019	2018	2017
Net income	$300	$303	$317

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(107)	(196)	(52)
Noncredit OTTI held-to-maturity debt securities	29	29	34
Net unrealized gain (loss) cash flow hedges	(7)	116	165
Postretirement plans	1	(6)	1
Other comprehensive income (loss)	(84)	(57)	148

Comprehensive income	$216	$246	$465

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital (Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2018	15	$1,476	2	$222	$3,023	$513	$55	$5,289
Cumulative effect adjustment - see Note 2					16	—		16
Comprehensive income					240	60	(84)	216
Issuance of capital stock	23	2,398	—	25				2,423
Repurchase of capital stock	—	—	(23)	(2,398)				(2,398)
Capital stock reclassified to mandatorily redeemable capital stock liability	—	(9)	—	(1)				(10)
Transfers between classes of capital stock	(25)	(2,528)	25	2,528
Cash dividends - class B1					(78)			(78)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(4)			(4)
Class B2 annualized rate				2.19%
Total change in period	(2)	(139)	2	154	174	60	(84)	165
December 31, 2019	13	1,337	4	376	3,197	573	(29)	5,454
December 31, 2017	12	1,241	2	202	2,845	452	112	4,852
Comprehensive income					242	61	(57)	246
Issuance of capital stock	29	2,844	—	12				2,856
Repurchase of capital stock	—	—	(26)	(2,598)				(2,598)
Capital stock reclassified to mandatorily redeemable capital stock liability	—	(2)	—	(1)				(3)
Transfers between classes of capital stock	(26)	(2,607)	26	2,607
Cash dividends - class B1					(61)			(61)
Class B1 annualized rate		4.06%
Cash dividends - class B2					(3)			(3)
Class B2 annualized rate				1.65%
Total change in period	3	235	—	20	178	61	(57)	437
December 31, 2018	15	1,476	2	222	3,023	513	55	5,289
December 31, 2016	12	1,160	6	551	2,631	389	(36)	4,695
Comprehensive income					254	63	148	465
Issuance of capital stock	27	2,813	—	17				2,830
Repurchase of capital stock	—	(35)	(31)	(3,058)				(3,093)
Capital stock reclassified to mandatorily redeemable capital stock liability	—	(2)	—	(3)				(5)
Transfers between classes of capital stock	(27)	(2,695)	27	2,695
Cash dividends - class B1					(37)			(37)
Class B1 annualized rate		3.19%
Cash dividends - class B2					(3)			(3)
Class B2 annualized rate				1.10%
Total change in period	—	81	(4)	(349)	214	63	148	157
December 31, 2017	12	$1,241	2	$202	$2,845	$452	$112	$4,852
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows (Dollars in millions)

	For the years ended December 31,	2019	2018	2017
Operating	Net income	$300	$303	$317
	Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities -
	Amortization and accretion	79	94	41
	Change in net fair value on derivatives and hedging activities	(557)	71	311
	Other	(57)	6	(2)
	Changes in operating assets or liabilities -
	Purchases of mortgage loans to be securitized	(317)	(542)	(687)
	Proceeds from sales of securitized mortgage loans	342	550	613
	Other operating assets and liabilities	67	(74)	(53)
	Net cash provided by (used in) operating activities	(143)	408	540

Investing	Net change interest bearing deposits	(905)	—	(125)
	Net change Federal Funds sold	348	(143)	(3,486)
	Net change securities purchased under agreements to resell	(3,850)	2,100	(2,700)
	Trading debt securities -
	Sales	2,455	375	801
	Proceeds from maturities and paydowns	1,506	914	208
	Purchases	(5,129)	(4,516)	(200)
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	4,521	3,686	1,798
	Purchases	(5,897)	(4,610)	(5)
	Held-to-maturity debt securities - [a]
	Proceeds from maturities and paydowns	2,846	2,990	2,969
	Purchases	(1,961)	(2,000)	(1,967)
	Advances -
	Principal collected	1,570,475	1,417,789	747,813
	Issued	(1,567,994)	(1,422,375)	(750,868)
	MPF Loans held in portfolio -
	Principal collected	1,690	778	1,003
	Purchases	(4,614)	(2,697)	(1,236)
	Other investing activities	5	19	21
	Net cash provided by (used in) investing activities	$(6,504)	$(7,690)	$(5,974)

Federal Home Loan Bank of Chicago

For the years ended December 31,	2019	2018	2017
Financing	Net change deposits, incl.	(13)	,	(3)	,	and	15	from other FHLBs	$296	$27	$28
Discount notes -
Net proceeds from issuance	1,368,607	1,978,593	1,408,075
Payments for maturing and retiring	(1,370,102)	(1,976,663)	(1,402,859)
Consolidated obligation bonds -
Net proceeds from issuance	44,693	35,074	19,567
Payments for maturing and retiring	(36,790)	(29,936)	(19,358)
Capital stock -
Proceeds from issuance	2,423	2,856	2,830
Repurchases	(2,398)	(2,598)	(3,093)
Cash dividends paid	(82)	(64)	(40)
Other financing activities	1	(21)	(25)
Net cash provided by (used in) financing activities	6,648	7,268	5,125

Net increase (decrease) in cash and due from banks	1	(14)	(309)
Cash and due from banks at beginning of period	28	42	351
Cash and due from banks at end of period	$29	$28	$42

Supplemental	Interest paid	$2,051	$1,535	$897
Affordable Housing Program assessments paid	35	39	34
Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	204	513	526
Investment securities purchased and settled in subsequent periods	587	892	—

[a]
Presentation of cash flow amounts in prior periods have been reclassified to reflect short-term held-to-maturity purchases and proceeds on a gross, rather than net, basis. Certain reclassifications made to 2017 to properly present gross cash flows were not material.

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

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

Refer to the Glossary of Terms starting on page 120 for the definitions of certain terms used herein.

Use of Estimates and Assumptions

We are required to make estimates and assumptions when preparing our financial statements in accordance with GAAP. The most significant of these estimates and assumptions applies to fair value measurements, which includes derivative instruments. Our actual results may differ from the results reported in our financial statements due to such estimates and assumptions. This includes the reported amounts of assets and liabilities, the reported amounts of income and expense, and the disclosure of contingent assets and liabilities.

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

Segment Reporting - We manage our business activities as a single operating segment. Specifically, management defines our business, assesses our financial performance, and allocates our resources on an entity-wide basis. As a result, we disclose information on an entity-wide basis.

Consolidation of Variable Interest Entities - We are not the primary beneficiary of any variable interest entity. Specifically, we do not have the power to direct the activities of any variable interest entity that would most significantly impact its economic performance and we do not have the obligation to absorb losses or the right to receive benefits from any variable interest entity that could potentially be significant to a variable interest entity. As a result, we do not consolidate any of our investments in variable interest entities. Instead, we classify variable interest entities as investment debt securities in our statements of condition. Such investment debt securities include, but are not limited to, senior interests in private label mortgage backed securities (MBS) and Federal Family Education Loan Program asset backed securities (FFELP ABS). Our maximum loss exposure for these investment debt securities is limited to their carrying amounts. We have no liabilities related to these investments in variable interest entities. We have not provided financial or other support (explicitly or implicitly) to these investment debt securities that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

We adopted two new significant accounting standards in 2019:

•	Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12)

•	Leases (ASU 2016-02)

The impacts of these adoptions are included in the appropriate following sections.

Fair Value

Fair value represents the exit price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date.

Valuation Techniques and Significant Inputs

We utilize the fair value hierarchy when selecting valuation techniques and significant inputs to measure the fair value of our assets and liabilities. Our valuation techniques may utilize market, cost, and/or income models to estimate fair values. Under the fair value hierarchy, valuation techniques and significant inputs are prioritized from the most objective, such as quoted market prices in external active markets, to the least objective, such as valuation approaches that utilize unobservable inputs. The fair value hierarchy requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Outlined below is an overview of Level 1, Level 2, and Level 3 of the fair value hierarchy. Refer to
Note 15 - Fair Value for further details on our valuation techniques and significant inputs.

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

Fair Value Option

Financial instruments for which we elect the fair value option are carried at fair value with any changes in fair value immediately recognized as Noninterest Income - Instruments Held Under Fair Value Option, net in our statements of income. Interest income or expense recognized in our statements of income on these financial instruments is based solely on the contractual amount of interest due or unpaid, except for our zero coupon rate discount notes for which we accrete the initial discount into interest expense over the life of the discount note. Any transaction fees or costs, are immediately recognized into noninterest expense - other in our statements of income. See Note 15 - Fair Value to the financial statements for further details.

Cash and Cash Equivalents

We consider only cash and due from banks as cash and cash equivalents. We do not have any restricted cash.

Interest Bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell

We carry these investments at their amortized cost basis in our statements of condition.

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

•
HTM securities are carried on an amortized cost basis adjusted for any noncredit other-than-temporary impairment (OTTI) recognized in Accumulated Other Comprehensive Income (AOCI). Amortized cost basis represents the original cost of a security adjusted for accretion, amortization, collection of cash, and previous other-than-temporary impairment (OTTI) recognized into earnings (less any cumulative effect adjustments).

•
AFS securities are carried at fair value with any changes in fair value immediately recognized into AOCI, except for AFS securities that are in a fair value hedge relationship. Changes in fair value related to the benchmark interest rate on AFS securities in a fair value hedging relationship are immediately recognized into interest income in our statements of income.

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

•	Gains and losses on sales of securities are included in noninterest income in our statements of income.

Advances

An advance is carried at its amortized cost basis, except when we elect the fair value option. Amortized cost basis represents the original amount funded to our member adjusted for any accretion, amortization, collection of cash, and fair value hedge accounting adjustments, if any.  Fair value hedge adjustments include ongoing (open) and/or discontinued (closed) fair value hedges. We utilize the interest method to amortize/accrete over contractual life any premiums/discounts and closed fair value and/or cash flow hedging adjustments. Refer to Note 6 - Advances for further details.

MPF Loans

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held for Sale

MPF Loans acquired by the Bank under the MPF Xtra, MPF Direct, and MPF Government MBS products are classified as MPF Loans held for sale (HFS). MPF Loans under the MPF Government MBS product are reclassified from Mortgage Loans HFS to trading debt securities upon their securitization qualifying for sales accounting treatment. We classify MPF Loans HFS in Other Assets rather than as a separate line item in our statements of condition on the basis of materiality. Cash flows from MPF Loans HFS are classified as operating activities in our statements of cash flows. We have elected the fair value option for MPF Loans HFS. The initial fair value of the MPF Loans HFS includes the fair value amount of the MPF Delivery Commitment as of the purchase or settlement date. The difference between the price paid to a PFI for a MPF Loan HFS and the price we receive from a third party for such loan is intended to include compensation for future operating expenses incurred to administer the loans. These amounts and other related transaction fees are recognized into noninterest income - MPF fees in our statements of income as follows:

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

Credit Losses

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

Nonaccrual

Conventional MPF Loans held in portfolio are placed on nonaccrual when they become "adversely classified" - that is, when a loan is classified as "Substandard", "Doubtful", or "Loss". An adverse classification means that such a loan is not considered well secured and is in the process of collection. All previously accrued but not collected interest is reversed from interest income. Subsequent accruals of interest income are discontinued. Ongoing recognition of any discounts, premiums, deferred loan

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

origination fees or costs, and hedge basis adjustments also are discontinued.

Refer to Note 8 - Allowance for Credit Losses for further details.

Derivatives

In August of 2017, the FASB issued Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). Upon adoption as of January 1, 2019, we modified the risk being hedged of certain fair value hedges from contractual coupon interest rate to benchmark rate component, improving hedge effectiveness. The opening cumulative adjustment related to modifying the risk being hedged was an increase to retained earnings of $16 million and a corresponding increase to the cumulative basis adjustment (carrying value) of the hedged items. The opening adjustment to retained earnings related to ineffectiveness recognized in prior periods was not material. Prior reporting periods were not restated. Beginning in 2019, we presented hedge ineffectiveness and net interest settlements as either interest income or interest expense in our statements of income. Previously, we presented such amounts in derivatives and hedging activities in our statements of income. For cash flow hedges, we recognize changes in fair value on the hedged item in AOCI until they are required to be reclassified into our statements of income - that is, amounts recorded in AOCI are reclassified either to interest income or interest expense depending on the hedged item during the period in which the hedged transaction affects earnings.

We carry all derivatives at fair value in our statements of condition. We designate derivatives either as fair value hedges, cash flow hedges, or economic hedges. We use fair value hedges to offset changes in the fair value or a benchmark interest rate related to (1) a recognized asset or liability or (2) an unrecognized firm commitment. Our hedge strategy for cash flow hedges is to hedge the total proceeds received from rolling forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate or the London Interbank Offering Rate (LIBOR) by entering into interest rate swaps to mitigate such risk. We use economic hedges in cases where hedge accounting treatment is not permitted or achievable.

Accounting for Variation Margin Payments - We account for variation margin payments made to or received by the DCOs (Derivatives Clearing Organization) through our FCMs (Futures Commission Merchant) as settlements to our cleared derivative assets and derivative liabilities. This change in accounting did not have any effect on the accounting of our existing hedge relationships.

Derivative Hedge Accounting - We apply hedge accounting to qualifying hedge relationships. A qualifying hedge relationship exists when a derivative hedging instrument is expected to effectively offset changes in fair values, cash flows, or underlying risk of the hedged item during the term of the hedge relationship. We prepare formal contemporaneous documentation at inception of the hedge relationship to support that the hedge relationship qualifies for hedge accounting treatment and assess hedge effectiveness on an ongoing basis.

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

Refer to Note 9 - Derivatives and Hedging Activities for additional details.

Consolidated Obligations

Consolidated obligations consist of discount notes and consolidated obligation bonds. Consolidated obligations are the joint and several liability of the FHLBs.

We carry consolidated obligations on an amortized cost basis, except when we elect the fair value option. Amortized cost basis

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

represents the amount funded to us adjusted for any premiums and discounts, concession fees, and cumulative basis adjustments, if any, related to ongoing (open) and/or discontinued (closed) fair value hedges (fair value hedging adjustments). Cumulative basis adjustments related to ongoing (open) and/or discontinued (closed) cash flow hedges (cash flow hedging adjustments) are classified in AOCI. We use the interest method to amortize/accrete premiums/discounts, concession fees, and hedging adjustments on consolidated obligations into interest expense in our statements of income. The amortization/accretion period for a callable consolidated obligation is over its estimated life. The amortization/accretion period for a consolidated obligation that is noncallable or that has a zero-coupon rate is over its contractual life. We immediately recognize any remaining premiums/discounts, concession fees, and any fair value and/or hedging adjustments attributable to a consolidated obligation that is called into interest expense in our statements of income.

We consider our joint and several liability for consolidated obligations as a related party guarantee. GAAP guidance pertaining to the initial recognition and measurement of guarantees does not apply to related party guarantees. As a result, we did not recognize an initial liability for our joint and several liability at fair value. We would accrue a liability if subsequently we expect to pay any amounts on behalf of other FHLBs under the joint and several liability.

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

Refer to Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) for further details.

Operating Lease

In February of 2016, the FASB issued Leases (ASU 2016-02) that became effective January 1, 2019. Upon adoption, we applied the guidance to the beginning of January 1, 2019, using the modified retrospective approach. Prior financial statements were not restated. There was no cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2019. The guidance required us to recognize and measure our operating leases with terms that exceed 12 months as right-of-use assets, in our statements of condition. That amount, which was $11 million, was recognized in other assets and other liabilities as of January 1, 2019. Expenses attributable to our leases are included in noninterest expense - operating expenses in our statements of income. Payments related to our operating leases are classified within operating activities in our statements of cash flows.

In the fourth quarter of 2019, we recorded an operating lease asset and lease liability of $56 million related to new office space at 433 West Van Buren Street, Chicago, Illinois, to replace our existing office space in 2020. The new lease agreement terminates in December 2035, subject to options to extend the lease or terminate early.

Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan)

We participate in the Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan), a tax-qualified defined-benefit pension plan. We account for the Pension Plan as a multiemployer plan since contributions made by us may be used to provide benefits to participants of other participating employers. Net pension cost recognized into our statements of income includes our minimum required contribution plus administrative fees. A prepaid pension asset is recognized when our contributions are in excess of 100% of our minimum required contribution while a liability is recognized for contributions due and unpaid at the end of the reporting period. Refer to Note 14 - Employee Retirement Plans for further details.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

The following table provides a summary of recently issued but not yet adopted as of year end 2019 accounting standards which may have an effect on our financial statements.

Accounting Standards Update (ASU): Measurement of Credit Losses on Financial Instruments (ASU 2016-13)
Effective Date: We adopted ASU 2016-13, as amended, for interim and annual periods effective January 1, 2020.

Description	Effect on the Financial Statements or Other Significant Matters
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

In April of 2019, the FASB clarified that expected recoveries of amounts previously written off and expected to be written off should be included in the valuation account and should not exceed the aggregate of amounts previously written off and expected to be written off by the entity. In addition, for collateral dependent financial assets, the amendments clarify that an allowance for credit losses that is added to the amortized cost basis of the financial asset(s) should not exceed amounts previously written off.

Upon adoption, any difference between our existing and CECL allowance for credit losses was recognized as a cumulative-effect adjustment to the opening balance of our retained earnings as of January 1, 2020. We recorded a cumulative-effect adjustment to our opening balance of retained earnings of $7 million, which primarily related to Community First Fund loans. The effect on MPF Loans held in portfolio was not material. Our elections at the time of adoption, includes but are not limited to, presenting accrued interest receivable separately for loans that are carried at amortized cost and HTM debt securities, which are also carried at amortized cost. An allowance for credit losses determination is not required because we recognize the reversal of interest on a timely basis.

The accounting for HTM and AFS debt securities changed on a prospective basis. Reversals of prior losses is permitted for HTM and AFS securities purchased after January 1, 2020. Such reversals are not permitted for HTM and AFS OTTI debt securities existing prior to January 1, 2020. Additionally, HTM and AFS debt securities will have their own allowance for credit losses.

Accounting Standards Update (ASU): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (ASU 2018-15)
Effective Date: We adopted the new guidance for interim and annual periods on January 1, 2020.

Description	Effect on the Financial Statements or Other Significant Matters
In August of 2018, the FASB issued amendments to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

The guidance did not have an effect on our financial condition, results of operations, and cash flows at the time of adoption. We applied the new guidance on a prospective basis.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated:

For the years ended December 31,	2019	2018	2017
Interest income -

Trading	$85	$35	$4

Available-for-sale interest income	481	436	428
Available-for-sale prepayment fees	3	32	27
Available-for-sale	484	468	455

Held-to-maturity	135	175	197

Investment debt securities	704	678	656

Advances	1,333	1,157	560

MPF Loans held in portfolio	313	247	213
Federal Funds sold and securities purchased under agreements to resell	253	208	115
Interest bearing deposits	28	20	11
Other interest bearing assets	4	5	3

Interest income	2,635	2,315	1,558

Interest expense -

Consolidated obligations -
Discount notes	1,038	857	527
Bonds	1,109	922	533

Other interest bearing liabilities	30	23	15

Interest expense	2,177	1,802	1,075

Net interest income	$458	$513	$483

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

•	Federal Family Education Loan Program - asset-backed securities (FFELP ABS).

•	GSE residential-mortgage backed securities (MBS) - issued by Fannie Mae and Freddie Mac.

•	Government guaranteed residential MBS.

•	Private label residential MBS.

•	State or local housing agency obligations.

Pledged Collateral

We disclose the amount of investment debt securities pledged as collateral pertaining to our derivatives activity on our statements of condition. See Note 9 - Derivatives and Hedging Activities for further details.
Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	December 31, 2019	December 31, 2018
U.S. Government & other government related	$4,636	$3,460
Residential MBS
GSE	11	17
Government guaranteed	1	1
Trading debt securities	$4,648	$3,478

The following table presents our gains and losses on trading debt securities recorded in Noninterest Income Other.

For the years ended December 31,	2019	2018	2017
Net unrealized gains (losses) on securities held at period end	$5	$10	$—
Net realized gains (losses) on securities sold/matured during the period	19	5	(1)
Net gains (losses) on trading debt securities	$24	$15	$(1)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis and Fair Value – Available-for-Sale Debt Securities (AFS)

	Amortized Cost Basis	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Carrying Amount and Fair Value
As of December 31, 2019
U.S. Government & other government related	$749	$32	$—	$781
State or local housing agency	14	1	—	15
FFELP ABS	3,219	140	(7)	3,352

Residential MBS
GSE	11,600	19	(97)	11,522
Government guaranteed	352	10	—	362
Private label	29	6	—	35
Available-for-sale debt securities	$15,963	$208	$(104)	$16,067

As of December 31, 2018
U.S. Government & other government related	$528	$15	$—	$543
State or local housing agency	17	—	—	17
FFELP ABS	3,578	203	—	3,781

Residential MBS
GSE	9,602	20	(48)	9,574
Government guaranteed	645	13	—	658
Private label	33	8	—	41
Available-for-sale debt securities	$14,403	$259	$(48)	$14,614

We had no sales of AFS debt securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Amortized Cost Basis, Carrying Amount, and Fair Value - Held-to-Maturity Debt Securities (HTM)

	Amortized Cost Basis	Noncredit OTTI Recognized in AOCI	Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of December 31, 2019
U.S. Government & other government related	$1,129	$—	$1,129	$18	$(1)	$1,146
State or local housing agency	4	—	4	—	—	4

Residential MBS
GSE	788	—	788	31	—	819
Government guaranteed	167	—	167	2	—	169
Private label	378	(85)	293	184	—	477
Held-to-maturity debt securities	$2,466	$(85)	$2,381	$235	$(1)	$2,615

As of December 31, 2018
U.S. Government & other government related	$1,305	$—	$1,305	$18	$(1)	$1,322
State or local housing agency	6	—	6	—	—	6

Residential MBS
GSE	1,141	—	1,141	30	—	1,171
Government guaranteed	369	—	369	2	—	371
Private label	506	(114)	392	230	—	622
Held-to-maturity debt securities	$3,327	$(114)	$3,213	$280	$(1)	$3,492

We had no sales of HTM debt securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Interest Rate Payment Terms

The following table presents the interest rate payment terms of AFS and HTM debt securities at amortized cost basis for the reporting periods indicated.

	Available-for-Sale		Held-to-Maturity
As of December 31,	2019	2018	2019	2018
Non-MBS
Fixed-rate	$760	$540	$1,130	$1,306
Variable-rate	3,222	3,583	3	5
Residential MBS
Fixed-rate	11,589	9,767	682	1,148
Variable-rate	392	513	651	868
Total	$15,963	$14,403	$2,466	$3,327

Contractual Maturity

The values by contractual year of maturity of our AFS and HTM investments are summarized in the following table.

	Available-for-Sale	Held-to-Maturity
As of December 31, 2019	Carrying Amount and Fair Value	Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$621	$621
Due after one year through five years	6	41	41
Due after five years through ten years	243	70	70
Due after ten years	547	401	418
ABS and MBS without a single maturity date	15,271	1,248	1,465
Total debt securities	$16,067	$2,381	$2,615

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the aging of our investments for the current year in greater detail by investment type, as well as the carrying amounts for the previous two years. It also discloses the yields by aging categories for the current year.

	2019					2018	2017
As of December 31,	Due in one year or less	Due one through five years	Due five through ten years	Due after ten years	Carrying Amount	Carrying Amount	Carrying Amount
Trading debt securities
U.S. Government & other governmental related	$2,511	$2,125	$—	$—	$4,636	$3,460	$202
Residential MBS
GSE	—	—	—	11	11	17	30
Government guaranteed	—	—	—	1	1	1	1
Trading debt securities	2,511	2,125	—	12	4,648	3,478	233
Yield on trading debt securities	1.79%	2.09%	2.69%	4.44%	1.93%	2.01%	1.76%

AFS debt securities
U.S. Government & other governmental related	—	—	239	542	781	543	271
State or local housing agency	—	6	4	5	15	17	21
FFELP ABS	—	—	—	3,352	3,352	3,781	4,214
Residential MBS
GSE	402	—	6,031	5,089	11,522	9,574	7,406
Government guaranteed	—	—	—	362	362	658	995
Private label	—	—	—	35	35	41	50
AFS debt securities	402	6	6,274	9,385	16,067	14,614	12,957
Yield on AFS debt securities	4.36%	2.72%	3.31%	3.18%	3.26%	3.86%	4.01%

HTM debt securities
U.S. Government & other governmental related	619	39	70	401	1,129	1,305	1,531
State or local housing agency	2	2	—	—	4	6	9
Residential MBS
GSE	425	28	—	335	788	1,141	1,513
Government guaranteed	40	1	2	124	167	369	585
Private label	—	—	1	292	293	392	519
HTM debt securities	1,086	70	73	1,152	2,381	3,213	4,157
Yield on HTM debt securities	2.73%	4.07%	3.69%	3.41%	3.13%	3.42%	3.19%

Total investment debt securities	3,999	2,201	6,347	10,549	23,096	21,305	17,347

Interest bearing deposits	1,680				1,680	775	775
Federal Funds sold	7,356				7,356	7,704	7,561
Securities purchased under agreements to resell	6,750				6,750	2,900	5,000
Investments	$19,785	$2,201	$6,347	$10,549	$38,882	$32,684	$30,683

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of December 31, 2019
U.S. Government & other government related	$44	$—	$2	$—	$46	$—
FFELP ABS	512	(7)	—	—	512	(7)
Residential MBS
GSE	3,426	(25)	4,412	(72)	7,838	(97)
Government guaranteed	1	—	—	—	1	—
Private label	—	—	5	—	5	—
Available-for-sale debt securities	$3,983	$(32)	$4,419	$(72)	$8,402	$(104)
As of December 31, 2018
U.S. Government & other government related	$—	$—	$3	$—	$3	$—
State or local housing agency	1	—	3	—	4	—
Residential MBS
GSE	5,573	(46)	48	(2)	5,621	(48)
Government guaranteed	31	—	—	—	31	—
Private label	—	—	5	—	5	—
Available-for-sale debt securities	$5,605	$(46)	$59	$(2)	$5,664	$(48)

Held-to-maturity debt securities
As of December 31, 2019
U.S. Government & other government related	$39	$(1)	$—	$—	$39	$(1)
State or local housing agency	1	—	—	—	1	—
Residential MBS
Government guaranteed	40	—	—	—	40	—
Private label	—	—	454	(85)	454	(85)
Held-to-maturity debt securities	$80	$(1)	$454	$(85)	$534	$(86)
As of December 31, 2018
U.S. Government & other government related	$459	$—	$23	$(1)	$482	$(1)
State or local housing agency	—	—	2	—	2	—
Residential MBS
Government guaranteed	170	—	—	—	170	—
Private label	—	—	592	(114)	592	(114)
Held-to-maturity debt securities	$629	$—	$617	$(115)	$1,246	$(115)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other-Than-Temporary Impairment Analysis

We recognized no OTTI charges on HTM or AFS debt securities for the periods presented. We do not intend to sell these securities and we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost basis. We expect to recover the entire amortized cost basis on these securities.

Unpaid Principal Balance, Amortized Cost, Carrying Amount, and Fair Value - OTTI Private Label MBS

The following table presents private label MBS that have incurred OTTI at some point in time since we acquired the security. Each private label MBS presented below is classified as prime, subprime, or Alt-A. Such classification depends upon the nature of the majority of underlying mortgages collateralizing each private label MBS based on the issuer's classification, or as published by a nationally recognized statistical rating organization (NRSRO), at the time of issuance of the MBS.

As of December 31, 2019	Unpaid Principal Balance	Amortized Cost Basis	Noncredit OTTI in AOCI	Gross Unrealized Gains	Carrying Amount	Fair Value
Residential MBS Private label
OTTI AFS debt securities
Alt-A	$45	$29	$—	$6	$35	$35

OTTI HTM debt securities
Prime	297	230	(62)	—	168	257
Subprime	270	122	(23)	—	99	194
OTTI HTM debt securities	$567	$352	$(85)	$—	$267	$451

The following table presents the changes in the cumulative amount of previously recorded OTTI credit losses on investment debt securities recognized into earnings for the reporting periods indicated.

For the years ended December 31,	2019	2018	2017
Beginning Balance	$442	$477	$520
Reductions:
Securities sold, matured, or fully prepaid over the period	(4)	—	(1)
Increases in cash flows expected to be collected - recognized into interest income	(27)	(35)	(42)
Ending Balance	$411	$442	$477

Ongoing Litigation

On October 15, 2010, we instituted litigation relating to 64 private label MBS bonds we purchased. While we continue to pursue this litigation, we have recognized litigation settlement awards in the past with respect to these matters as noted in our previous statements of income. As of December 31, 2019, the remaining litigation covers three private label MBS bonds in the aggregate outstanding principal amount of $35 million.

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

As of December 31, 2019	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$18,336	1.77%
One to two years	2,875	2.29%
Two to three years	2,934	2.16%
Three to four years	9,132	1.96%
Four to five years	8,030	1.88%
More than five years	8,815	2.14%
Par value	$50,122	1.94%

The following table presents our advances by terms of contractual maturity and reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	December 31, 2019	December 31, 2018
Fixed-rate due in one year or less	$10,089	$13,503
Fixed-rate due after one year	14,280	12,193
Total fixed-rate	24,369	25,696
Variable-rate due in one year or less	8,248	8,492
Variable-rate due after one year	17,505	18,418
Total variable-rate	25,753	26,910
Par value	50,122	52,606
Fair value hedging adjustments	344	30
Other adjustments	42	(8)
Advances	$50,508	$52,628

The following advance borrowers exceeded 10% of our advances outstanding:

As of December 31, 2019	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	21.9%
The Northern Trust Company	6,700		13.4%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase.

As of	December 31, 2019	December 31, 2018
Medium term (15 years or less)	$856	$334
Long term (greater than 15 years)	8,974	6,662
Unpaid principal balance	9,830	6,996
Net premiums, credit enhancement, and/or deferred loan fees	163	100
Fair value and economic hedging adjustments	8	8
MPF Loans held in portfolio, before allowance for credit losses	10,001	7,104
Allowance for credit losses on MPF Loans	(1)	(1)
MPF Loans held in portfolio, net	$10,000	$7,103
Conventional mortgage loans	$8,919	$6,062
Government Loans	911	934
Unpaid principal balance	$9,830	$6,996

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

Details regarding our allowance for credit losses methodology for each of our portfolio segments is discussed below.

Member Credit Products (advances, letters of credit, and other extensions of credit to borrowers)

We consider our risk-based approach to determining collateral requirements, including risk-based collateral levels and collateral delivery triggers, and our credit extension policies as the primary tools for managing the credit quality on our member credit products. We assess and protect our rights to collateral on a member-by-member basis to determine if we are holding collateral with a value that is at least equal to the credit outstanding to that member. The collateral value required to secure each member’s credit products is calculated for securities, by multiplying the applicable percentage margin by the market value of each security and for loans, by multiplying the applicable percentage margin by the unpaid principal balance of pledged loans, along with any applicable percentage applied to adjust for exceptions found during a member's collateral review. We also factor in the repayment history of our members when assessing whether a credit risk loss has been incurred with respect to our member credit products.

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

•
Total Severity Rate: This severity rate is based on the total losses experienced and expenses incurred on conventional MPF Loans under the MPF Risk Sharing Structure (as described below). This severity rate includes all credit losses related to contractual principal and interest due on impaired conventional MPF Loans, periodic expenses incurred through the life cycle of a conventional MPF Loan, such as real estate taxes and attorney fees incurred after it is transferred to real estate owned (REO), and REO sale gains or losses.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•
The PFI. We will withhold a PFI's scheduled performance credit enhancement fee in order to reimburse ourselves for any losses allocated to the First Loss Account (FLA) in instances where performance credit enhancement fees are applicable to the MC under which the loan was sold to us. The FLA functions as a tracking mechanism for our first layer of loss exposure before determining the point in which a PFI's credit enhancement obligation (CE Amount) would cover the next layer of losses. Our FLA exposure varies by MPF Loan product type - that is, MPF Original, MPF 35, MPF 100, MPF 125, and MPF Plus.

•	We incur the next layer, or pro-rata with another MPF Bank in the case of a participation, up to the amount of the FLA.

•	The PFI. The PFI's CE Amount, which may include proceeds from a provider of supplemental mortgage guaranty insurance (SMI).

•	We will absorb any losses after the CE Amount has been exhausted, or pro-rata with another MPF Bank in the case of a participation.

The entire population of conventional MPF Loans is analyzed using the MPF Risk Sharing Structure at the Master Commitment (MC) level using roll rates and the Total Severity Rate. The credit risk analysis determines the degree to which layers of the MPF Risk Sharing Structure are available to recover losses on MPF Loans. PFIs deliver MPF Loans into pools designated by product specific MCs. The credit risk analysis is performed at an individual MC level since credit loss recovery from a PFI is MC-specific - that is, credit losses on a loan may be absorbed by the PFI only by its risk layer of the MC related to that loan.

We allocate losses on participations interests in MPF Loans amongst the participating MPF Banks pro-ratably based on their respective percentage participation interest in the related MC. The total losses resulting after factoring in the MPF Risk Sharing Structure are then calculated. The adjusted total losses are then split into credit losses and noncredit losses. A credit loss only consists of the loss resulting from the timing and amount of unpaid principal on an MPF Loan and does not include periodic expenses incurred during the time period in which an MPF Loan has become REO. Such periodic expenses are noncredit losses and they are directly expensed through the statement of income as incurred.

There has been no material activity in our allowance for credit losses for the three years ended December 31, 2019.

The following table presents the recorded investment and the allowance for credit losses in conventional MPF Loans by impairment methodology. The recorded investment in a conventional MPF Loan includes its amortized cost basis and related accrued interest receivable, if any. The recorded investment in a conventional MPF Loan excludes our allowance for credit losses.

As of	December 31, 2019	December 31, 2018
Conventional mortgage loans -
Individually evaluated for impairment	$29	$33
Collectively evaluated for impairment	9,094	6,155
Recorded investment	$9,123	$6,188
Allowance for credit losses - Collectively evaluated for impairment	$1	$1

Government Loans Held in Portfolio

The PFI provides insurance or a guaranty from governmental agencies, which includes ensuring compliance with all of their requirements. Servicers maintain the insurance or guaranty and obtain the benefit of the applicable insurance or guaranty with respect to defaulted Government Loans. Any losses incurred on Government Loans held in portfolio that are not recovered from the government insurer or guarantor are absorbed by the servicer. Accordingly, credit losses of our portfolio segment for Government Loans included in our MPF Loan held in portfolio for the reporting periods presented is based on our assessment of our servicers' ability to absorb losses not covered by the applicable government guarantee or insurance.

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

	December 31, 2019			December 31, 2018
As of	Conventional	Government	Total	Conventional	Government	Total
Past due 30-59 days	$82	$38	$120	$59	$42	$101
Past due 60-89 days	19	13	32	17	14	31
Past due 90 days or more	28	15	43	31	19	50
Past due	129	66	195	107	75	182
Current	8,994	864	9,858	6,081	879	6,960
Recorded investment	$9,123	$930	$10,053	$6,188	$954	$7,142
In process of foreclosure	$10	$4	$14	$13	$6	$19
Serious delinquency rate	0.31%	1.67%	0.44%	0.51%	1.95%	0.70%
Past due 90 days or more and still accruing interest	$4	$16	$20	$5	$19	$24
Impaired loans without an allowance for credit losses and on nonaccrual status	29	—	29	33	—	33
Unpaid principal balance of impaired loans without an allowance for credit losses	31	—	31	36	—	36

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

We only held overnight Federal Funds sold and Securities Purchased Under Agreements to Resell as of December 31, 2019, and December 31, 2018. We did not have any longer term Federal Funds sold and Securities Purchased Under Agreements to Resell arrangements. We did not establish an allowance for credit losses for our overnight Federal Funds sold since all Federal Funds sold were repaid according to their contractual terms. We also did not establish an allowance for credit losses for overnight securities purchased under agreements to resell since all payments due under the contractual terms have been received and we hold sufficient underlying collateral. Specifically, collateral on securities purchased under agreements to resell is held as follows:

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

Managing Interest Rate Risk

We use fair value hedges to offset changes in the fair value of a benchmark interest rate, for example LIBOR, related to (1) a recognized asset or liability or (2) an unrecognized firm commitment. In the case of partial-term fair value hedges, we measure the changes in fair value attributable to interest rate risk using an assumed term that begins when the first hedged cash flow begins to accrue and ends when the last hedged cash flow is due and payable. The assumed maturity of the hedged item occurs on the date in which the last hedged cash flow is due and payable. Our hedge strategy for cash flow hedges is to hedge the total proceeds received from rolling forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate or LIBOR by entering into interest rate swaps to mitigate such risk. We use economic hedges in cases where hedge accounting treatment is not permitted or achievable.

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. Based on credit analyses and collateral requirements, we have not recorded an allowance for credit loss on our over-the-counter derivative agreements as of December 31, 2019. See Note 15 - Fair Value for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the CFTC. For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's, or Moody’s, the amount of collateral we would have been required to deliver would not have been material at December 31, 2019.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $432 million of investment debt securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at December 31, 2019. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating is downgraded.  We had no requirement to post additional initial margin by our FCMs at December 31, 2019.

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

	December 31, 2019			December 31, 2018
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$38,509	$76	$257	$35,549	$39	$261
Derivatives not in hedge accounting relationships-
Interest rate contracts	36,404	110	89	19,803	100	59
Other	1,122	2	1	619	1	1
Derivatives not in hedge accounting relationships	37,526	112	90	20,422	101	60
Gross derivative amount before netting adjustments and cash collateral	$76,035	188	347	$55,971	140	321
Netting adjustments and cash collateral		(182)	(333)		(134)	(305)
Derivatives on statements of condition		$6	$14		$6	$16
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$187			$203
Cash collateral received and related accrued interest	$35			$32

The following table presents the noninterest income - derivatives and hedging activities as presented in the statements of income. For fair value and cash flow hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness are recorded in Noninterest income for periods prior to January 1, 2019.

For the years ending December 31,	2019	2018	2017
Fair value hedges - interest rate contracts		$(18)	$(4)
Cash flow hedges - interest rate contracts		1	3
Economic hedges -
Interest rate contracts	$(25)	(5)	4
Other	3	(2)	3
Economic hedges	(22)	(7)	7
Variation margin on daily settled cleared derivatives	13	—	2
Noninterest income - Derivatives and hedging activities	$(9)	$(24)	$8

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

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of December 31, 2019
Derivatives with legal right of offset -
Gross recognized amount	$129	$57	$186	$281	$65	$346
Netting adjustments and cash collateral	(127)	(55)	(182)	(279)	(54)	(333)
Derivatives with legal right of offset - net	2	2	4	2	11	13
Derivatives without legal right of offset	2	—	2	1	—	1
Derivatives on statements of condition	4	2	6	3	11	14
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	11	11
Net amount	$4	$2	$6	$3	$—	$3

As of December 31, 2018
Derivatives with legal right of offset -
Gross recognized amount	$107	$32	$139	$279	$41	$320
Netting adjustments and cash collateral	(102)	(32)	(134)	(273)	(32)	(305)
Derivatives with legal right of offset - net	5	—	5	6	9	15
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on statements of condition	6	—	6	7	9	16
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	9	9
Net amount	$6	$—	$6	$7	$—	$7

At December 31, 2019, we had $421 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative position. We had $260 million of comparable exposure at December 31, 2018.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no hedges that no longer qualified as a fair value hedge.

•
Beginning on January 1, 2019, changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements.

•
Prior to January 1, 2019, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item) was recorded in non-interest income as net gains (losses) on derivatives and hedging activities. The effect of net interest settlements attributable to open derivative hedging instruments were recorded to the interest income/expense line item of the respective hedged item type, and include the accretion (amortization) of closed fair value hedging adjustments.

For the years ending December 31,	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded to Derivatives and Hedging Activities	Amount Recorded to Interest Income or Expense
2019
Available-for-sale debt securities	$(552)	$500		$(52)
Advances	(275)	305		30
MPF Loans held in portfolio	—	(1)		(1)
Consolidated obligation bonds	228	(281)		(53)
Total	$(599)	$523		$(76)
2018
Available-for-sale debt securities	$(73)	$58	$(15)	$(57)
Advances	38	(39)	(1)	17
MPF Loans held in portfolio	—	—	—	(3)
Consolidated obligation bonds	(23)	21	(2)	(55)
Total	$(58)	$40	$(18)	$(98)
2017
Available-for-sale debt securities	$91	$(100)	$(9)	$(90)
Advances	31	(29)	2	(32)
MPF Loans held in portfolio	—	—	—	(6)
Consolidated obligation bonds	5	(2)	3	31
Total	$127	$(131)	$(4)	$(97)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost basis of the hedged items. The line for MPF Loans held for portfolio relates to discontinued closed fair value hedges that are being amortized over the remaining life of the loans. As of December 31, 2019 we did not have any active fair value hedges on our MPF Loans.

As of December 31, 2019	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Cumulative amount of fair value hedging basis adjustments
Available-for-sale securities	$11,188	$649	$—	$649
Advances	10,903	344	—	344
MPF Loans held for portfolio	691	—	12	12
Consolidated obligation bonds	17,267	83	(30)	53

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

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in LIBOR. The maximum length of time over which we are hedging this exposure is 9 years. We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were not material as of December 31, 2019.

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

For the years ending December 31,		Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income

2019
Discount notes		$(33)	$(25)
Bonds		—	(1)
Total		$(33)	$(26)

	Ineffectiveness Recorded in Derivatives and Hedging Activities	Effective Portion Recorded in AOCI	Amount Recorded in Net Interest Income
2018
Discount notes	$1	$101	$(97)
Bonds	—	—	(1)
Total	$1	$101	$(98)

2017
Advances	$—	$—	$10
Discount notes	3	173	(168)
Bonds	—	—	(3)
Total	$3	$173	$(161)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	December 31, 2019	December 31, 2018
Consolidated obligation discount notes - carrying amount	$41,675	$43,166
Consolidated obligation discount notes - par amount	41,770	43,280
Weighted Average Interest Rate	1.61%	2.28%

The following table presents maturities and weighted average interest rates on our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2019	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$22,483	1.65%	$35,017
One to two years	10,196	1.95%	8,519
Two to three years	6,073	2.36%	3,714
Three to four years	2,750	2.35%	1,968
Four to five years	3,265	2.10%	663
Thereafter	5,631	3.07%	517
Total par value	$50,398	2.03%	$50,398

The following table presents consolidated obligation bonds outstanding by call feature:

As of	December 31, 2019	December 31, 2018
Noncallable	$35,556	$27,999
Callable	14,842	14,487
Par value	50,398	42,486
Fair value hedging adjustments	53	(227)
Other adjustments	23	(9)
Consolidated obligation bonds	$50,474	$42,250

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Consolidated obligations are issued with either fixed or floating rate payment terms that may use a variety of indices for interest rate resets including LIBOR and SOFR. Additionally, both fixed-rate bonds and floating-rate bonds may contain an embedded derivative, such as a call feature or complex coupon payment terms, if requested by investors. When such consolidated obligations are issued, we may concurrently enter into an interest rate swap containing offsetting features that effectively convert the terms of the bond to a variable-rate bond tied to an index or a fixed-rate bond.

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

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated:

As of	December 31, 2019	December 31, 2018
Fixed-rate	$28,470	$23,141
Variable-rate	20,520	15,714
Step-up	1,358	3,100
Step-down	50	416
Other	—	115
Par value	$50,398	$42,486

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of December 31, 2019 and December 31, 2018. Refer to Note 16 - Commitments and Contingencies for further details.

	December 31, 2019			December 31, 2018
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$620,942	$404,953	$1,025,895	$604,250	$427,367	$1,031,617
FHLB Chicago as primary obligor	50,398	41,770	92,168	42,486	43,280	85,766
As a percent of the FHLB System	8%	10%	9%	7%	10%	8%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 - Affordable Housing Program

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an Affordable Housing Program (AHP) by each FHLB. We provide subsidies in the form of direct grants for members that use the funds for qualifying affordable housing projects. Annually, the FHLB System must set aside for their AHPs, in the aggregate, the greater of $100 million or 10% of the current year's income subject to assessments (e.g., excluding any interest expense related to MRCS). The exclusion of interest expense related to MRCS is a regulatory calculation that was established by the FHFA. Interest expense related to MRCS for 2019, 2018, and 2017, was $16 million, $13 million, and $10 million. We accrue AHP expense monthly based on our regulatory income subject to assessments and recognize an AHP liability. As subsidies are provided, the AHP liability is reduced.

The following table summarizes the changes in the AHP payable for the periods indicated:

For the years ended December 31,	2019	2018	2017
AHP balance at beginning of year	$84	$88	$86
AHP expense accrual	35	35	36
Cash disbursements for AHP	(35)	(39)	(34)
AHP balance at end of year	$84	$84	$88

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 – Capital and Mandatorily Redeemable Capital Stock (MRCS)

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

Under our Capital Plan, any dividend declared on Class B1 shares must be greater than or equal to the dividend declared on Class B2 shares for the same period. We have paid an enhanced dividend on Class B1 activity stock since the fourth quarter of 2013. Future dividend payments remain subject to declaration by our Board and and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Minimum Capital Requirements

We are subject by FHFA regulation to the following three capital requirements:

•	Total regulatory capital ratio;

•	Leverage capital ratio; and

•	Risk-based capital.

For purposes of calculating our compliance with these minimum capital requirements in effect in 2019:

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

Total Regulatory Capital Ratio. We must maintain a minimum ratio of total capital to total assets of at least 4.00%. For safety and soundness reasons, this ratio may be increased by the FHFA with respect to an individual FHLB.

Leverage Capital Ratio. We must also maintain a leverage ratio of total capital to total assets of at least 5.00%. For purposes of determining this leverage ratio, total capital is computed by multiplying our permanent capital by 1.5 and adding to this product all other components of total capital. This ratio also may be increased by the FHFA with respect to an individual FHLB.

Risk-Based Capital. Under the risk-based capital requirement, we must maintain permanent capital in an amount at least equal to the sum of our: (i) credit risk capital requirement, (ii) market risk capital requirement, and (iii) operations risk capital requirement; all of which are calculated in accordance with the rules and regulations of the FHFA.

The FHFA published a final rule making certain revisions to the risk-based capital requirements, effective January 1, 2020. Among the changes, the final rule amended the credit risk component of the requirements by making certain revisions to the capital charges assigned to advances, non-mortgage assets, off-balance sheet assets and derivatives.

	December 31, 2019		December 31, 2018
As of	Requirement	Actual	Requirement	Actual
Total regulatory capital	$3,993	$5,807	$3,714	$5,547
Total regulatory capital ratio	4.00%	5.82%	4.00%	5.97%
Leverage capital	$4,991	$8,710	$4,643	$8,321
Leverage capital ratio	5.00%	8.73%	5.00%	8.96%
Risk-based capital	$1,141	$5,807	$1,111	$5,547

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

Capital Concentration

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS).

As of December 31, 2019	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$247		12.1%	$—
One Mortgage Partners Corp.	245	[a]	12.0%	245

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table shows our MRCS redemption terms by year payable.

As of December 31, 2019	Amount
Due in one year or less	$1
One to two years	5
Two to three years	4
Three to four years	1
Four to five years	7
After five years	306	[a]
Mandatorily Redeemable Capital Stock	$324

[a]
Represents the five-year redemption period of Class B stock held by captive insurance company members which begins immediately upon their respective terminations of membership no later than February 19, 2021, in accordance with the FHFA Rule on FHLB membership. However, we have the discretion to repurchase their excess stock (if any) in accordance with our capital plan at any time.

Repurchase of Excess Capital Stock

Beginning on October 31, 2019, the Bank no longer automatically repurchases excess stock on a weekly basis. Members may continue to request repurchase of excess stock on any business day. All repurchases of excess stock requested by members will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Dividends

On January 23, 2020, our Board of Directors declared a cash dividend of 5.00% (annualized) for Class B1 activity stock and a cash dividend of 2.25% (annualized) for Class B2 membership stock. This dividend, including dividends on mandatorily redeemable capital stock (recorded as interest expense), totaled $25 million and was paid on February 13, 2020. Any future dividend payments remain subject to declaration by our Board and will depend on future operating results, our Retained Earnings and Dividend Policy, and any other factors the Board determines to be relevant.

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

Although restricted retained earnings under the JCE Agreement are included in determining whether we have attained the retained earnings target under the Bank's Retained Earnings and Dividend Policy, these restricted retained earnings will not be available to pay dividends. We do not believe that the requirement to contribute 20% of our future net income to a restricted retained earnings account under the JCE Agreement will have an impact on our ability to pay dividends except in the most extreme circumstances. There is a provision in the JCE Agreement that if, at any time, our restricted retained earnings were to fall below the required level, we would only be permitted to pay dividends out of (1) current net income not required to be added to our restricted retained earnings and (2) retained earnings that are not restricted.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Noncredit OTTI -	Net Unrealized - Cash Flow Hedges
For the years ended December 31,	Available-for-sale Debt Securities	Held-to-maturity Debt Securities		Post-retirement Plans	AOCI
2019
Beginning balance	$211	$(114)	$(31)	$(11)	$55
Recorded in the period to the statements of condition	(107)	29	(33)	(2)	(113)
Amounts reclassified in period to statements of income:
Net interest income	—	—	26		26
Noninterest expense				3	3
Ending balance	$104	$(85)	$(38)	$(10)	$(29)

2018
Beginning balance	$407	$(143)	$(147)	$(5)	$112
Recorded in the period to the statements of condition	(196)	29	101	(8)	(74)
Amounts reclassified in period to statements of income:
Net interest income	—	—	16		16
Noninterest income	—	—	(1)		(1)
Noninterest expense				2	2
Ending balance	$211	$(114)	$(31)	$(11)	$55

2017
Beginning balance	$459	$(177)	$(312)	$(6)	$(36)
Recorded in the period to the statements of condition	(52)	34	173	1	156
Amounts reclassified in period to statements of income:
Net interest income	—	—	(5)		(5)
Noninterest income	—	—	(3)		(3)
Ending balance	$407	$(143)	$(147)	$(5)	$112

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 - Employee Retirement Plans

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

•	If a participating employer withdraws from the Pension Plan, the unfunded obligations of the Pension Plan may be borne by the remaining participating employers, which would include us.

•	If we choose to withdraw from the Pension Plan, we may be required to pay the Pension Plan an amount based on the underfunded status of the Pension Plan, referred to as a withdrawal liability.

Relevant information concerning the Pension Plan is outlined below:

•	The Pension Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333.

•
A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the Pension Plan year ended June 30, 2019, as of the date of this Form 10-K filing.

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

Pension Plan	2019	2018	2017
Net pension cost (minimum required contribution) including administrative fees, charged to compensation and benefits expense for the years ended December 31,	$9	$12	$7
Prepaid pension contributions, in other assets, as of December 31,	22	16	19
Plan funded status as of the plan years ended June 30,	109%	110%	111%
Our portion of plan funded status as of the plan years ended June 30,	110%	121%	120%

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

Note 15 - Fair Value

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

We annually review the multiple third party pricing vendors we utilize to measure the fair value of our agency and private label MBS. Our annual review includes, but is not limited to, the following:

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

Private label MBS and agency MBS. We determine our fair value measurement for private label MBS and for agency MBS using the inputs received from our third party pricing vendors using a pricing process that is completed on at least a quarterly basis. Outlined below are the steps we follow to measure fair value for these securities.

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

▪
Implied yields calculated with our OTTI projected cash flows at quarter ends compared to industry benchmarks. Specifically, we calculated an implied yield for our private label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from our OTTI process and compared such yield to the market yield data for comparable securities according to dealers and other third party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.

As of December 31, 2019, multiple vendor prices were received for substantially all of our MBS holdings. We computed the final prices by taking the median of the prices, excluding any outlier price deemed as unreasonable. We believe our final prices are representative of the exit price that we would receive to sell these securities in an orderly transaction with a market participant at the measurement date.
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

Private label residential MBS. The significant unobservable inputs used by third party pricing vendors in the fair value measurement of our private label residential MBS are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation may result in a significantly lower (higher) fair value measurement. A change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

The following table shows the range of values for our investment debt securities that are carried at fair value on our statements of condition using Level 3 significant inputs provided to us by multiple third party pricing vendors.

			Range of Values
As of December 31, 2019		Fair Value	Minimum	Maximum
Available-for-sale debt securities	Private label residential MBS	$35	$34	$36

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

Derivative assets/liabilities. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We estimate the fair value of a derivative that is not transacted in such an active market using standard valuation techniques, such as discounted cash-flow analysis and comparisons to similar instruments. We are subject to nonperformance risk in derivative transactions due to the potential default by our derivative counterparties or a DCO. To mitigate this risk, we have entered into master netting agreements and credit support agreements with our derivative counterparties for our bilaterally executed derivative contracts that provide for the daily delivery of collateral.

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

In estimating a derivative's fair value, we use a discounted cash flow analysis utilizing market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are shown below.
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

Deposits.  We determine the fair values of deposits by their book values.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Estimates

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the statements of condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We measure instrument-specific credit risk attributable to our consolidated obligations based on our nonperformance risk, which includes the credit risk associated with the joint and several liability of other FHLBs, see Note 16 – Commitments and Contingencies. As a result, we did not recognize any instrument-specific credit risk attributable to our consolidated obligations that are carried at fair value. See Note 2 - Summary of Significant Accounting Policies for our fair value policies and Note 9 - Derivatives and Hedging Activities for more information on the Netting and Cash Collateral amounts.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
As of December 31, 2019
Carried at amortized cost
Cash and due from banks	$29	$29	$29	$—	$—
Interest bearing deposits	1,680	1,680	1,680	—	—
Federal Funds sold and securities purchased under agreements to resell	14,106	14,106	—	14,106	—
Held-to-maturity debt securities	2,381	2,615	—	2,138	477
Advances	47,700	47,780	—	47,780	—
MPF Loans held in portfolio, net	9,995	10,189	—	10,183	6
Other assets	149	149	—	149	—
Carried at fair value on a recurring basis
Trading debt securities	4,648	4,648	—	4,648	—
Government related non-MBS, ABS, and MBS	16,032	16,032	—	16,032	—
Private label residential MBS	35	35	—	—	35
Available-for-sale debt securities	16,067	16,067	—	16,032	35
Advances	2,808	2,808	—	2,808	—
Derivative assets	6	6	2	186	—	$(182)
Other assets	83	83	—	83	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	5	5	—	—	5
Other assets	1	1	—	—	1
Financial assets	99,658	$100,166	$1,711	$98,113	$524	$(182)
Other non financial assets	169
Assets	$99,827
Carried at amortized cost
Deposits	(847)	(847)	—	(847)	—
Consolidated obligation discount notes	(23,709)	(23,709)	—	(23,709)	—
Consolidated obligation bonds	(42,490)	(42,728)	—	(42,728)	—
Mandatorily redeemable capital stock	(324)	(324)	(324)	—	—
Other liabilities	(158)	(158)	—	(158)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(17,966)	(17,966)	—	(17,966)	—
Consolidated obligation bonds	(7,984)	(7,984)	—	(7,984)	—
Derivative liabilities	(14)	(14)	—	(347)	—	333
Financial liabilities	(93,492)	$(93,730)	$(324)	$(93,739)	$—	$333
Other non financial liabilities	(881)
Liabilities	$(94,373)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
As of December 31, 2018
Carried at amortized cost
Cash and due from banks	$28	$28	$28	$—	$—
Interest bearing deposits	775	775	775	—	—
Federal Funds sold and securities purchased under agreements to resell	10,604	10,604	—	10,604	—
Held-to-maturity debt securities	3,213	3,492	—	2,870	622
Advances	51,603	51,615	—	51,615	—
MPF Loans held in portfolio, net	7,096	7,091	—	7,085	6
Other assets	190	190	—	190	—
Carried at fair value on a recurring basis
Trading debt securities	3,478	3,478	—	3,478	—
Government related non-MBS, ABS, and MBS	14,573	14,573	—	14,573	—
Private label residential MBS	41	41	—	—	41
Available-for-sale debt securities	14,614	14,614	—	14,573	41
Advances	1,025	1,025	—	1,025	—
Derivative assets	6	6	—	140	—	$(134)
Other assets	108	108	—	108	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7	—	—	7
Other assets	1	1	—	—	1
Financial assets	92,748	$93,034	$803	$91,688	$677	$(134)
Other non financial assets	109
Assets	$92,857
Carried at amortized cost
Deposits	(551)	(551)	—	(551)	—
Consolidated obligation discount notes	(42,174)	(42,170)	—	(42,170)	—
Consolidated obligation bonds	(39,898)	(39,895)	—	(39,895)	—
Mandatorily redeemable capital stock	(313)	(313)	(313)	—	—
Other liabilities	(153)	(153)	—	(153)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(992)	(992)	—	(992)	—
Consolidated obligation bonds	(2,352)	(2,352)	—	(2,352)	—
Derivative liabilities	(16)	(16)	—	(321)	—	305
Financial liabilities	(86,449)	$(86,442)	$(313)	$(86,434)	$—	$305
Other non financial liabilities	(1,119)
Liabilities	$(87,568)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Level 3 Rollforward

The following table presents a rollforward of assets and liabilities that are measured at fair value on a recurring basis on the statements of condition using significant unobservable inputs (Level 3).

	Available-For-Sale Private Label MBS
For the years ended December 31,	2019	2018	2017
Balance at beginning of period	$41	$50	$56

Gain (loss) included in earnings -
Interest income	2	1	4

Gain (loss) included in OCI -
Net unrealized on AFS securities	(1)	(2)	3

Paydowns and settlements	(7)	(8)	(13)
Balance at end of period	$35	$41	$50
Unrealized gains (losses) recorded in earnings and attributable to instruments still held at period end	$2	$3	$3

Fair Value Option
We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. Financial instruments for which we elected the fair value option along with their related fair value are shown on our statements of condition. Refer to Note 2 - Summary of Significant Accounting Policies for further details.

The following table presents the changes in fair values of financial assets and liabilities carried at fair value under the fair value option. These changes were recognized in noninterest income - instruments held under the fair value option in our statements of income.

For the years ended December 31,	2019	2018	2017
Advances	$50	$(2)	$(5)
Other assets	(1)	(6)	(4)
Bonds	(14)	(11)	7
Noninterest income - Instruments held under fair value option	$35	$(19)	$(2)
The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	December 31, 2019		December 31, 2018
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$2,768	$7,955	$1,037	$2,358
Fair value over (under) UPB	40	29	(12)	(6)
Fair value	$2,808	$7,984	$1,025	$2,352

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 16 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off balance sheet obligations.

	December 31, 2019				December 31, 2018
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$81	$—		$81	$114	$—		$114
Unsettled consolidated obligation discount notes	750	—		750	—	—		—
Member standby letters of credit	18,077	5,774	[a]	23,851	19,971	4,335	[a]	24,306
Housing authority standby bond purchase agreements	32	409		441	84	289		373
Advance commitments	8	30		38	267	7		274
MPF delivery commitments	615	—		615	336	—		336
Other	1	—		1	3	—		3
Commitments	$19,564	$6,213		$25,777	$20,775	$4,631		$25,406

[a]	Contains $4.2 billion and $1.7 billion of member standby letters of credit at December 31, 2019 and December 31, 2018, which were renewable annually.

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

Housing authority standby bond purchase agreements. We enter into agreements with state housing authorities within our district to provide them liquidity for a fee. Specifically, if required under the terms of the agreement, we purchase and hold a state housing authority's bonds until their designated marketing agent can find a suitable investor or the state housing authority repurchases the bond. These standby bond purchase commitments have original expiration periods of up to 7 years, expiring no later than December 31, 2026, although some may be renewable at our option. We purchased no bonds under these agreements during the periods presented above.

Advance commitments. We enter into forward-starting advances, which lock in a predetermined interest rate for an advance that will be funded at a future date subject to certain conditions.

MPF delivery commitments. Includes delivery commitments to purchase all MPF Loans, including MPF Loans we hold in our portfolio and MPF Loans that are subsequently sold or securitized.

Contingencies

Joint and Several Liability on Behalf of Another FHLB. We have a contingent obligation for the payment of principal and interest on consolidated obligations of all the FHLBs resulting from our joint and several liability. We did not expect to pay any additional amounts under our joint and several liability as of December 31, 2019 and December 31, 2018.

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

Note 17 – Transactions with Related Parties and Other FHLBs

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

As of	December 31, 2019	December 31, 2018
Assets - Advances	$696	$665
Liabilities - Deposits	10	6
Equity - Capital Stock	31	27

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		By:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	March 11, 2020	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		By:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	March 11, 2020	(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew R. Feldman	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2020
Matthew R. Feldman

/s/ Roger D. Lundstrom	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2020
Roger D. Lundstrom

*/s/ John K. Reinke	Chairperson of the Board of Directors	March 11, 2020
John K. Reinke

*/s/ James T. Ashworth	Vice Chairperson of the Board of Directors	March 11, 2020
James T. Ashworth

*/s/ Edward P. Brady	Director	March 11, 2020
Edward P. Brady

*/s/ Mary J. Cahillane	Director	March 11, 2020
Mary J. Cahillane

*/s/ Mark J. Eppli	Director	March 11, 2020
Mark J. Eppli

*/s/ Joseph Fazio III	Director	March 11, 2020
Joseph Fazio III

*/s/ Michelle L. Gross	Director	March 11, 2020
Michelle L. Gross

S-1

Federal Home Loan Bank of Chicago

Signature	Title	Date

*/s/ James H. Hegenbarth	Director	March 11, 2020
James H. Hegenbarth

*/s/ Phyllis Lockett	Director	March 11, 2020
Phyllis Lockett

*/s/ David J. Loundy	Director	March 11, 2020
David J. Loundy

*/s/ David R. Pirsein	Director	March 11, 2020
David R. Pirsein

*/s/ Leo J. Ries	Director	March 11, 2020
Leo J. Ries

*/s/ Lois A. Scott	Director	March 11, 2020
Lois A. Scott

*/s/ Michael G. Steelman	Director	March 11, 2020
Michael G. Steelman

*/s/ Ty R. Taylor	Director	March 11, 2020
Ty R. Taylor

*/s/ Daniel G. Watts	Director	March 11, 2020
Daniel G. Watts

*/s/ Gregory A. White	Director	March 11, 2020
Gregory A. White

*/s/ Charles D. Young	Director	March 11, 2020
Charles D. Young

* By: /s/ Laura M. Turnquest		March 11, 2020
Laura M. Turnquest, Attorney-in-fact

S-2