Form 10-Q
period 2020-03-31
Federal Home Loan Bank of Chicago
filed 2020-05-13
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of March 31, 2020, including mandatorily redeemable capital stock, registrant had 22,814,927 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

									March 31, 2020	December 31, 2019
Assets
Cash and due from banks									$62	$29
Interest bearing deposits									1,530	1,680
Federal Funds sold									7,345	7,356
Securities purchased under agreements to resell									2,950	6,750
Investment debt securities -
Trading,	583	and	432	pledged					5,697	4,648
Available-for-sale									18,020	16,067
Held-to-maturity,		1,907		and	2,615	fair value			1,707	2,381
Investment debt securities									25,424	23,096
Advances,	2,869		and	2,808	carried at fair value				55,005	50,508
MPF Loans held in portfolio, net of					(2)	and	(1)	allowance for credit losses	10,647	10,000
Derivative assets									73	6
Other assets,		92	and	83	carried at fair value
net of		(7)	and	—	allowance for credit losses				407	402
Assets									$103,443	$99,827

Liabilities
Deposits -
Noninterest bearing									$302	$184
Interest bearing,		18	and	15	from other FHLBs				929	663
Deposits									1,231	847
Consolidated obligations, net -
Discount notes,		13,817		and	17,966	carried at fair value			47,095	41,675
Bonds,	6,135	and	7,984	carried at fair value					48,593	50,474
Consolidated obligations, net									95,688	92,149
Derivative liabilities									25	14
Affordable Housing Program assessment payable									84	84
Mandatorily redeemable capital stock									328	324
Other liabilities									1,022	955
Liabilities									98,378	94,373
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,			15	and	13	million shares issued and outstanding			1,528	1,337
Class B2 membership stock,				4	and	4	million shares issued and outstanding		426	376
Capital stock - putable,				$100	and	$100	par value per share		1,954	1,713
Retained earnings - unrestricted									3,233	3,197
Retained earnings - restricted									589	573
Retained earnings									3,822	3,770
Accumulated other comprehensive income (loss) (AOCI)									(711)	(29)
Capital									5,065	5,454
Liabilities and capital									$103,443	$99,827

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(U.S. Dollars in millions)

Three months ended March 31,
2020	2019
Interest income	$565	$686
Interest expense	419	568
Net interest income	146	118
Provision for (reversal of) credit losses	2	—
Net interest income after provision for (reversal of) credit losses	144	118

Noninterest income -
Trading securities	87	8
Derivatives and hedging activities	(138)	(2)
Instruments held under fair value option	40	2
MPF fees,	8	and	7	from other FHLBs	10	8
Other, net	3	2
Noninterest income	2	18

Noninterest expense -
Compensation and benefits	36	28
Nonpayroll operating expenses	20	20
Other	1	2
Noninterest expense	57	50

Income before assessments	89	86

Affordable Housing Program	9	9

Net income	$80	$77

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,
	2020	2019
Net income	$80	$77

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(631)	(2)
Noncredit OTTI held-to-maturity debt securities	4	6
Net unrealized gain (loss) cash flow hedges	(44)	(2)
Postretirement plans	(11)	4
Other comprehensive income (loss)	(682)	6

Comprehensive income	$(602)	$83

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
December 31, 2019	13	$1,337	4	$376	$3,197	$573	$3,770	$(29)	$5,454
Cumulative effect adjustment - see Note 2					(7)	—	(7)		(7)
Comprehensive income					64	16	80	(682)	(602)
Proceeds from issuance of capital stock	7	728	—	—					728
Repurchases of capital stock	—	—	(5)	(486)					(486)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(1)					(1)
Transfers between classes of capital stock	(5)	(537)	5	537
Cash dividends - class B1					(20)		(20)		(20)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(1)		(1)		(1)
Class B2 annualized rate				2.25%
Total change in period	2	191	—	50	36	16	52	(682)	(389)
March 31, 2020	15	$1,528	4	$426	$3,233	$589	$3,822	$(711)	$5,065

December 31, 2018	15	$1,476	2	$222	$3,023	$513	$3,536	$55	$5,289
Cumulative effect adjustment					16	—	16		16
Comprehensive income					62	15	77	6	83
Proceeds from issuance of capital stock	6	612	—	—					612
Repurchases of capital stock	—	—	(6)	(649)					(649)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(1)					(1)
Transfers between classes of capital stock	(7)	(722)	7	722
Cash dividends - class B1					(20)		(20)		(20)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(1)		(1)		(1)
Class B2 annualized rate				2.00%
Total change in period	(1)	(110)	1	72	57	15	72	6	40
March 31, 2019	14	$1,366	3	$294	$3,080	$528	$3,608	$61	$5,329

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

Three months ended March 31,	2020	2019
Operating	Net cash provided by (used in) operating activities	$(1,897)	$10
Investing	Net change interest bearing deposits	150	350
Net change Federal Funds sold	11	(3,516)
Net change securities purchased under agreements to resell	3,800	500
Trading debt securities -
Sales	1,300	—
Proceeds from maturities and paydowns	2	1,500
Purchases	(2,275)	(1,993)
Available-for-sale debt securities -
Proceeds from maturities and paydowns	381	1,400
Purchases	(1,618)	(1,560)
Held-to-maturity debt securities -
Proceeds from maturities and paydowns	1,198	1,190
Purchases	(514)	(450)
Advances -
Principal collected	393,096	369,296
Issued	(396,817)	(367,318)
MPF Loans held in portfolio -
Principal collected	532	168
Purchases	(1,186)	(645)
Other investing activities	(2)	3
Net cash provided by (used in) investing activities	(1,942)	(1,075)
Financing	Net change deposits,	4	and	(13)	from other FHLBs	384	10
Discount notes -
Net proceeds from issuance	246,265	430,677
Payments for maturing and retiring	(240,872)	(434,225)
Consolidated obligation bonds -
Net proceeds from issuance	10,484	12,297
Payments for maturing and retiring	(12,614)	(7,640)
Capital stock -
Proceeds from issuance	728	612
Repurchases	(486)	(649)
Cash dividends paid	(21)	(21)
Other financing activities	4	1
Net cash provided by (used in) financing activities	3,872	1,062
Net increase (decrease) in cash and due from banks	33	(3)
Cash and due from banks at beginning of period	29	28
Cash and due from banks at end of period	$62	$25

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements and the following footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2019, included in our 2019 Annual Report on Form 10-K (2019 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago.

See the Glossary of Terms starting on page 66 for the definitions of certain terms used herein.

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

Basis of Presentation

The basis of presentation pertaining to the consolidation of our variable interest entities has not changed since we filed our 2019 Form 10-K.  The basis of presentation pertaining to our gross versus net presentation of derivative financial instruments also has not changed since we filed our 2019 Form 10-K.

Refer to Note 1- Background and Basis of Presentation to the financial statements in our 2019 Form 10-K with respect to our basis of presentation for consolidation of variable interest entities and our gross versus net presentation of financial instruments for further details.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Our Summary of Significant Accounting Policies through December 31, 2019, can be found in Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2019 Form 10-K including details on the cumulative effect adjustment recorded in 2019.

We adopted the following policies effective January 1, 2020:

We adopted the Accounting Standards Update Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended, for interim and annual periods effective January 1, 2020. ASU 2016-13 amended existing GAAP guidance applicable to measuring credit losses on financial instruments. Specifically, the amendment replaced the “incurred loss” impairment methodology with a “currently expected credit losses” or CECL methodology. The measurement of CECL is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial instrument’s reported amount. Expected recoveries of amounts previously written off and expected to be written off should be included in the allowance for credit losses determination but should not exceed the aggregate of amounts previously written off and expected to be written off by us. In addition, for collateral dependent financial assets, the amendment clarified that an allowance for credit losses that is added to the amortized cost of the financial asset(s) should not exceed amounts previously written off. We recognize a recovery when realized and apply the cost recovery method.

Upon adoption, any difference between our existing and CECL allowance for credit losses was recognized as a cumulative effect adjustment to the opening balance of our retained earnings as of January 1, 2020. We recorded a cumulative effect adjustment to our opening balance of retained earnings of $(7) million, which related to Community First® Fund (the “Fund”) loans. Our elections at the time of adoption, include, but are not limited to, presenting accrued interest receivable separately for loans that are carried at amortized cost and held to maturity (HTM) debt securities, which also are carried at amortized cost. An allowance for credit losses determination is not required because we recognize the reversal of interest on a monthly basis in the event of an interest shortfall.

The accounting for HTM and available for sale (AFS) debt securities changed on a prospective basis. Reversals of prior losses is permitted for HTM and AFS securities purchased after January 1, 2020. Such reversals are not permitted for HTM and AFS OTTI debt securities existing prior to January 1, 2020. Additionally, HTM and AFS debt securities will have their own allowance for credit losses. Recognition of a credit loss on available-for-sale (AFS) securities into the income statement occurs if the present value of cash flows expected to be collected on the security is less than its amortized cost basis. Additionally, the allowance on AFS debt securities will be limited to the amount by which fair value is less than the amortized cost basis.

We adopted the Accounting Standards Update (ASU): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (ASU 2018-15) for interim and annual periods on January 1, 2020. ASU 2018-15 amended existing GAAP to align the requirements for capitalizing implementation costs incurred in a hosting arrangement, that is, a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The guidance did not have an effect on our financial condition, results of operations, and cash flows at the time of adoption. We applied the new guidance on a prospective basis.

The following amendments to GAAP became effective March 12, 2020:

In March of 2020, the FASB issued Accounting Standards Update (ASU): Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). The amendments provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

Optional Expedients for Contract Modifications:

•	Includes replacement of reference rate and contract modifications to add or change fallback provisions.

•	Modifications of receivables or debt may be accounted for prospectively adjusting the effective interest rate.

•	Modifications do not require reassessment of whether embedded derivative should be bifurcated.

•	Election must be applied consistently for all eligible contracts.

Optional Expedients for Fair Value Hedges:

•	Change in benchmark rate is permitted. A change to the cumulative fair value basis adjustment may need to be recognized

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

in current earnings.

•	Certain qualifying conditions for the shortcut method may be disregarded for the remainder of the fair value hedging relationship to continue the shortcut method.

•	The optional expedient may be elected on an individual hedging relationship basis.

Optional Expedients for Cash Flow Hedges:

•	Certain criteria are met. For example, if the designated hedged interest rate risk is a rate that is affected by reference rate reform.

•
For cash flow hedges for which either the hedging instrument or hedged forecasted transactions reference a rate that is expected to be affected by reference rate reform, an entity may adjust how it applies the method used to initially and subsequently assess hedge effectiveness.

•
For cash flow hedges of portfolios of forecasted transactions that reference a rate that is expected to be affected by reference rate reform, an entity may disregard the requirement that the group of individual transactions must share the same risk exposure for which they are designated as being hedged.

•	The optional expedients for cash flow hedging relationships may be elected on an individual hedging relationship basis.

Optional One-Time Election to Sell or Transfer Debt Securities Classified as Held-to-Maturity.

The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that we elected certain optional expedients for and that are retained through the end of the hedging relationship.

We are in the process of determining which optional items we will elect. At this time we do not expect these to have a material impact on the Bank.

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

There were no recently issued but not yet adopted accounting standards which may have an effect on our financial statements.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended March 31,
	2020	2019
Interest income -

Trading	$26	$17
Available-for-sale	140	125
Held-to-maturity	27	38
Investment debt securities	193	180

Advances	238	358
MPF Loans held in portfolio	87	76
Federal funds sold and securities purchased under agreements to resell	38	67
Other	9	5

Interest income	565	686

Interest expense -

Consolidated obligations -
Discount notes	185	281
Bonds	228	279
Other	6	8

Interest expense	419	568

Net interest income	146	118
Provision for (reversal of) credit losses	2	—
Net interest income after provision for (reversal of) credit losses	$144	$118

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Debt Securities

We classify debt securities as either trading, HTM, AFS. Our security disclosures within these classifications are disaggregated by major security types as shown below. Our major security types are based on the nature and risks of the security:

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

We have no allowance for credit losses on our investment debt securities and we have elected to exclude accrued interest receivable from the amortized cost in the following HTM tables. See Note 8 - Allowance for Credit Losses for further details on these amounts.

Pledged Collateral

We disclose the amount of investment debt securities pledged as collateral pertaining to our derivatives activity on our statements of condition. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	March 31, 2020	December 31, 2019
U.S. Government & other government related	$5,687	$4,636
Residential MBS
GSE	9	11
Government guaranteed	1	1
Trading debt securities	$5,697	$4,648

The following table presents our gains and losses on trading debt securities recorded in Noninterest Income Other.

	Three months ended March 31,
	2020	2019
Net unrealized gains (losses) on securities held at period end	$70	$(3)
Net realized gains (losses) on securities sold/matured during the period	17	11
Net gains (losses) on trading debt securities	$87	$8

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of March 31, 2020
U.S. Government & other government related	$1,246		$35	$(7)	$1,274
State or local housing agency	14		1	—	15
FFELP ABS	3,139		9	(67)	3,081
Residential MBS
GSE	13,798		16	(526)	13,288
Government guaranteed	322		10	—	332
Private label	28		3	(1)	30
Available-for-sale debt securities	$18,547		$74	$(601)	$18,020

As of December 31, 2019
U.S. Government & other government related	$749		$32	$—	$781
State or local housing agency	14		1	—	15
FFELP ABS	3,219		140	(7)	3,352
Residential MBS
GSE	11,600		19	(97)	11,522
Government guaranteed	352		10	—	362
Private label	29		6	—	35
Available-for-sale debt securities	$15,963		$208	$(104)	$16,067

[a]
Includes adjustments made to the cost basis of an investment for accretion, amortization, net charge-offs, fair value hedge accounting adjustments, and includes accrued interest receivable of $54 million and $57 million at March 31, 2020 and December 31, 2019.

We had no sales of AFS debt securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

	Amortized Cost	[a]	Non-credit OTTI Recognized in AOCI (Loss)	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of March 31, 2020
U.S. Government & other government related	$598		$—	$598	$26	$—	$624
State or local housing agency	3		—	3	—	—	3
Residential MBS
GSE	681		—	681	35	—	716
Government guaranteed	147		—	147	2	—	149
Private label	359		(81)	278	138	(1)	415
Held-to-maturity debt securities	$1,788		$(81)	$1,707	$201	$(1)	$1,907

As of December 31, 2019
U.S. Government & other government related	$1,129		$—	$1,129	$18	$(1)	$1,146
State or local housing agency	4		—	4	—	—	4
Residential MBS
GSE	788		—	788	31	—	819
Government guaranteed	167		—	167	2	—	169
Private label	378		(85)	293	184	—	477
Held-to-maturity debt securities	$2,466		$(85)	$2,381	$235	$(1)	$2,615

[a]	Includes adjustments made to the cost basis of an investment for accretion, amortization, and/or net charge-offs.

We had no sales of HTM debt securities for the periods presented.

Contractual Maturity Terms

The maturity of our AFS and HTM debt securities is detailed in the following table.

	Available-for-Sale		Held-to-Maturity
As of March 31, 2020	Amortized Cost Basis	Net Carrying Amount and Fair Value	Net Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$1	$1	$125	$125
Due after one year through five years	7	7	15	15
Due after five years through ten years	506	515	97	99
Due after ten years	746	766	364	388
ABS and MBS without a single maturity date	17,287	16,731	1,106	1,280
Total debt securities	$18,547	$18,020	$1,707	$1,907

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Aging of Unrealized Temporary Losses

The following table presents unrealized temporary losses on our AFS portfolio for periods less than 12 months and for 12 months or more. We recognized no credit charges on these unrealized loss positions. Refer to the Credit Loss Analysis in the following section for further discussion. In the tables below, in cases where the gross unrealized losses for an investment category were less than $1 million, the losses are not reported.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of March 31, 2020
U.S. Government & other government related	$503	$(7)	$3	$—	$506	$(7)
FFELP ABS	1,069	(35)	473	(32)	1,542	(67)
Residential MBS
GSE	7,186	(255)	5,375	(271)	12,561	(526)
Government guaranteed	14	—	—	—	14	—
Private label	—	—	10	(1)	10	(1)
Available-for-sale debt securities	$8,772	$(297)	$5,861	$(304)	$14,633	$(601)
As of December 31, 2019
U.S. Government & other government related	$44	$—	$2	$—	$46	$—
FFELP ABS	512	(7)	—	—	512	(7)
Residential MBS
GSE	3,426	(25)	4,412	(72)	7,838	(97)
Government guaranteed	1	—	—	—	1	—
Private label	—	—	5	—	5	—
Available-for-sale debt securities	$3,983	$(32)	$4,419	$(72)	$8,402	$(104)

Credit Loss Analysis

We recognized no credit losses on HTM or AFS debt securities for the periods presented. We do not intend to sell these securities and we believe it is more likely than not, that we will not be required to sell them prior to recovering their amortized cost. We expect to recover the entire amortized cost on these securities.

Accretion on Prior Years' Other-Than-Temporary Impairment

Increases in cash flows expected to be collected and recognized into interest income on prior years' credit related OTTI charges on AFS or HTM debt securities were $6 million and $7 million for the three months ended March 31, 2020 and 2019 respectively.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 6 – Advances

We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and options.

We have no allowance for credit losses on our advances and we have elected to exclude accrued interest receivable from the amortized cost in the following tables. See Note 8 - Allowance for Credit Losses for further details on these amounts.

The following table presents our advances by terms of contractual maturity and the related weighted average contractual interest rate.  For amortizing advances, contractual maturity is determined based on the advance’s amortization schedule. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay advances with or without penalties.

As of March 31, 2020	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$20,214	0.79%
One to two years	2,617	2.12%
Two to three years	3,240	1.99%
Three to four years	9,341	1.63%
Four to five years	8,607	1.67%
More than five years	9,824	1.96%
Par value	$53,843	1.43%

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	March 31, 2020	December 31, 2019
Par value	$53,843	$50,122
Fair value hedging adjustments	1,059	344
Other adjustments	103	42
Advances	$55,005	$50,508

The following advance borrowers exceeded 10% of our advances outstanding:

As of March 31, 2020	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	20.4%
The Northern Trust Company	5,820		10.8%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase. We have an allowance for credit losses on our MPF Loans and we have elected to exclude accrued interest receivable from the amortized cost in the following tables. See Note 8 - Allowance for Credit Losses for further details on these amounts.

As of	March 31, 2020	December 31, 2019
Medium term (15 years or less)	$1,008	$856
Long term (greater than 15 years)	9,452	8,974
Unpaid principal balance	10,460	9,830
Net premiums, credit enhancement, and/or deferred loan fees	176	163
Fair value and economic hedging adjustments	13	8
MPF Loans held in portfolio, before allowance for credit losses	10,649	10,001
Allowance for credit losses on MPF Loans	(2)	(1)
MPF Loans held in portfolio, net	$10,647	$10,000

Conventional mortgage loans	$9,553	$8,919
Government Loans	907	911
Unpaid principal balance	$10,460	$9,830

The above table excludes MPF Loans acquired under the MPF Xtra®, MPF Direct, and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2019 Form 10-K for information related to the accounting treatment of these off balance sheet MPF Loan products.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies for further details regarding our accounting policies pertaining to credit losses that are applicable to each of our portfolio segments discussed below. Our credit analysis determines whether an asset is classified as adversely classified. An asset not adversely classified is supported by an appropriate credit analysis that documents the quality of a loan or an investment debt security, as well as ongoing analyses that demonstrate the obligor’s continued repayment capacity. In such cases, the loan or investment security will not be adversely classified as substandard, doubtful, or loss. Adversely classified loans or investment debt securities are expected to have credit losses and thus will have an allowance.

We have the following portfolio segments:

Nongovernment related

•	Member credit products (advances, letters of credit and other extensions of credit to borrowers)
•Conventional MPF Loans held in portfolio
•Federal Funds Sold and Securities Purchased Under Agreements to Resell
•Community First Fund (CFF)
•Municipal Securities and Standby Bond Purchase Agreements
•Private Label Mortgage Backed Securities

Member Credit Products

Member Credit Products encompass secured credit extensions to members including advances and letters of credit. The Credit Department monitors the financial performance of members at least quarterly, classifies credit extensions in accordance with our asset classification approach, monitors that our credit outstanding is sufficiently well collateralized and recommends credit reserves against individual credit exposures if needed.

We did not record an allowance for credit losses related to our advances nor a liability for our letters of credit as of the end of this reporting period based on the factors outlined below.

•	None of our Member Credit Products portfolio was adversely classified.

•	Loss mitigation techniques, which include, but are not limited to the following:

•	Credit monitoring which includes underwriting; credit limits; and ongoing collateral monitoring

•	Collateral policies or monitoring which include:

•	Rights to collateral, nature of the collateral and future changes to collateral.

•
Complying with regulatory requirements to fully collateralize advances, which incorporate the associated collateral haircut process. Collateral value represents the borrowing capacity assigned to pledged collateral and does not imply fair value.

•
Our credit outstanding is sufficiently well collateralized as of the end of this reporting period - that is, the Advances Collateral Pledge and Security Agreement with each member requires that a member provide collateral value equal to its credit outstanding (unless we specifically require more for a particular member - for example, due to the member’s risk rating based on our credit analyses of our members). Further, we require our member to pledge additional collateral if we perceive additional risk.

•
Credit risk mitigation efforts such as on-site collateral reviews to confirm the collateral meets eligibility requirements and ongoing monitoring to verify the sufficiency of collateral to advance exposure;

•
All payments due under the contractual terms have been received as of the end of this reporting period. In particular, no Member Credit Products were past due, on nonaccrual status, involved in a troubled debt restructuring, or otherwise considered impaired.

Our long history of no credit losses on advances and letters of credit along with loss mitigation techniques are sufficient to support a conclusion of zero allowance for credit losses as of the end of this reporting period.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Conventional MPF Loans Held in Portfolio

We measure expected credit losses on conventional MPF Loans held in portfolio on a collective basis, pooling loans with similar risk characteristics. If an MPF Loan no longer shares risk characteristics with other loans in the pool (for example, the loan has become collateral dependent), it is removed from the pool and evaluated for expected credit losses on an individual basis.
The analysis on a pool basis includes consideration of various loan portfolio collateral related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic credit losses. The model projects cash flows of estimated expected credit losses over the remaining life of an MPF Loan, which also considers how credit enhancements mitigate those credit losses through the MPF credit sharing structure at a master commitment level. The model relies on a number of assumptions, with the primary ones being the actual implied forward curves from active markets for treasuries and LIBOR and a housing price index (HPI) as follows:

•	An HPI base case scenario is used

•	The scenario is at the Core Based Statistical Area (CBSA) level

•	A reasonable and supportable short-term forecast horizon of 12 months is used

•	Next, a transition period reverting to the long-term mean, which varies based on CBSA (and on average is approximately 4 years)

The model consists of two sub-models: a transition model and a cash flow model, with Monte Carlo simulators of transitional probabilities, as well as the ability to calibrate the model to unique aspects of our portfolio. The allowance excludes accrued interest receivable since we place the loan on nonaccrual when the loan becomes impaired and reverse interest income.
In addition to evaluating our model output, management included a qualitative adjustment to reflect the additional economic uncertainty from the impact of the COVID-19 pandemic.

Our allowance for credit losses considers the risk sharing structure of conventional MPF loans held in portfolio. For further detail of our MPF Risk Sharing Structure see page F-28 in our 2019 Form 10-K. There has been no material activity in our allowance for credit losses for the three months ended March 31, 2020 or 2019.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our MPF Loans by our key Credit Quality Indicators, as further described on page F-29 in our 2019 Form 10-K. The recorded investment at December 31, 2019 includes accrued interest receivable whereas the amortized cost at March 31, 2020 excludes accrued interest receivable.

	March 31, 2020			December 31, 2019
	Amortized Cost by Origination Year			Recorded Investment
	2016 to 2020	Prior to 2016	Total
Past due 30-59 days	$46	$37	$83	$82
Past due 60-89 days	8	10	18	19
Past due 90 days or more	10	21	31	28
Past due	64	68	132	129
Current	8,435	1,161	9,596	8,994
Total	$8,499	$1,229	$9,728	$9,123

	March 31, 2020			December 31, 2019
	Amortized Cost			Recorded Investment
As of	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$11	$4	$15	$10	$4	$14
Serious delinquency rate	0.33%	1.65%	0.44%	0.31%	1.67%	0.44%
Past due 90 days or more and still accruing interest	$6	$15	$21	$4	$16	$20
Loans on nonaccrual status	30	—	30
Loans on nonaccrual status with no allowance for credit losses	10	—	10
Loans without an allowance for credit losses and on nonaccrual status				29	—	29
Unpaid principal balance of impaired loans without an allowance for credit losses				31	—	31

Interest Bearing Deposits, Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We face credit risk on our unsecured short-term investment portfolio. We invest in unsecured overnight interest bearing deposits and Federal Funds sold in order to ensure the availability of funds to meet members' credit and liquidity needs. If the credit markets experience significant disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.

We did not establish an allowance for credit losses for our unsecured overnight interest bearing deposits or Federal Funds sold as of March 31, 2020 since all Federal Funds sold were repaid and all unsecured overnight interest bearing deposits were returned according to their contractual terms.

We invest in overnight securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs. Securities purchased under agreements to resell are secured by marketable securities held by a third-party custodian and collateral is adjusted daily to ensure full collateral coverage. We use the collateral maintenance provision practical expedient for securities purchased under an agreement to resell. If the credit markets experience disruptions, and as a result, one of our counterparties becomes insolvent or otherwise defaults on their obligations to us, and the collateral is insufficient to cover our exposure, we may suffer a credit loss. We did not record credit losses for our securities purchased under an agreement to resell portfolio segment since the entire portfolio was not adversely classified and sufficient collateral existed as of March 31, 2020. We did not establish an allowance for credit losses for overnight

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

securities purchased under an agreement to resell as of March 31, 2020 since overnight securities purchased under agreements to resell were paid according to their contractual terms.

Community First Fund (the Fund)

We created the Fund, which is structured as an on balance sheet revolving pool of funds, with a mission to provide access to capital that supports economic development and affordable housing needs in the communities that our members serve in Illinois and Wisconsin. This is accomplished by providing long-term, unsecured loans to community development intermediary organizations (Partners). Partners to the Fund are unregulated and are often less sophisticated than our regulated members. We calculate a loss allowance based expected loss rates on representative rated securities and average tenor of the outstanding portfolio.

As of March 31, 2020 we had $45 million in Fund loans outstanding, unchanged from $45 million at December 31, 2019. We had no allowance as of December 31, 2019, under the pre-CECL accounting policy, as we had not incurred any credit losses to that date. Under CECL effective January 1, 2020, we are recording allowances for credit losses on an expected basis over the life of the loans, although as of March 31, 2020, all Fund loans were current, and none were past due or on nonaccrual status. Our allowance for credit losses was $7 million at March 31, 2020.

Municipal Securities and Standby Bond Purchase Agreements

We invest in municipal securities consisting of Housing Finance Authority (HFA) securities and off balance sheet Standby Bond Purchase Agreements (SBPAs) with these authorities. Nearly all of the securities were classified as AFS, only a de minimis amount were HTM. We review the ratings of the HFA securities and the corresponding Moody’s Default Balance to determine potential credit exposure. Since our municipal securities are rated above BBB, no credit loss were expected for HFA securities and SBPAs at March 31, 2020.

PLMBS

We invested in senior tranches of Private Label Mortgage Backed Securities (PLMBS) that are classified as Prime, Alt-A, or Subprime. The majority of PLMBS are HTM. The HTM PLMBS are subject to the forward-looking model of CECL through the analysis of projected cash flows. The projected cash flows exceed the amortized cost of our PLMBS, and consequently, there was no additional allowance for credit losses for these PLMBS during the first quarter of 2020. We assess an HTM separately from AFS PLMBS. We assess an AFS PLMBS for credit losses whenever its fair value is less than its amortized cost as of the reporting date.

Our evaluation includes estimating the projected cash flows that we are likely to collect based on an assessment of available information, including the structure of the applicable security and certain assumptions such as:

•       the remaining payment terms for the security;
•       prepayment speeds based on underlying loan-level borrower and loan characteristics;
•       expected default rates based on underlying loan-level borrower and loan characteristics;

•	expected loss severity on the collateral supporting each security based on underlying loan-level borrower and loan characteristics;
•       expected housing price changes; and
•       expected interest-rate assumptions.

The results of these models can vary significantly with changes in assumptions and expectations. The projected cash flows reflect a best estimate scenario and include a base case housing price forecast and a base case housing price recovery path.

As of March 31, 2020, 6% of our private-label MBS (AFS and HTM combined) were rated single-A, or above, by a nationally recognized statistical rating organization and the remaining securities were either rated less than single-A, or were unrated. This was unchanged from December 31, 2019.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

U.S. Government related assets

•	Investment debt securities issued or guaranteed by the U.S. Government
•Investment debt securities issued or guaranteed by U.S. Government Sponsored Enterprises
•U.S. Government guaranteed Federal Family Education Loan Program (FFELP)
•U.S. Government guaranteed MPF Loans held in portfolio

We have not established an allowance for credit losses for U.S. Government related assets, as we do not expect any losses on the basis of: 1) an explicit U.S. Government guarantee ; 2) the assumption that an implicit U.S. Government guarantee exists; 3) a demonstration of the U.S. Government’s willingness to act on the implicit guarantee as evidenced by U.S. Government capitalization and support during past financial crisis events that resulted in no losses for investors in such securities; and 4) the assumption of the U.S. Government’s willingness and ability to act on the explicit and implicit guarantees in the future on the basis of the importance of the Agencies in terms of promoting public policy and economic stability.

With respect to defaulted U.S. Government guaranteed MPF Loans, any losses incurred that are not recovered from the U.S. Government insurer or guarantor are absorbed by the MPF PFI servicer. Accordingly, credit losses are based on our assessment of our servicers' ability to absorb losses not covered by the applicable U.S. Government guarantee or insurance. We did not establish an allowance for credit losses on our Government Loans held in portfolio for the reporting periods presented based on our assessment that our servicers have the ability to absorb such losses. Further, no Government MPF Loans were placed on nonaccrual status or as troubled debt restructurings for the same reason.

Accrued interest receivable

As permitted under the new CECL accounting standard, our elections at the time of adoption include, but are not limited to, presenting accrued interest receivable separately for loans and HTM debt securities which are carried at amortized cost. An allowance for credit losses determination is not required because we recognize the reversal of interest on a monthly basis in the event of an interest shortfall.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial Instrument Type	March 31, 2020	December 31, 2019
Total MPF Loans held in portfolio	$55	$52
HTM securities	9	11
Interest bearing deposits	1	2
Advances	79	83
Other	—	1
Accrued interest receivable	$144	$149

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Policies in our 2019 Form 10-K for our accounting policies for derivatives.

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. As of March 31, 2020, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value in our 2019 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been $1 million at March 31, 2020.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2019 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $583 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at March 31, 2020. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at March 31, 2020.

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

	March 31, 2020			December 31, 2019
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$41,953	$102	$1,051	$38,509	$76	$257
Derivatives not in hedge accounting relationships-
Interest rate contracts	31,054	180	193	36,404	110	89
Other	5,675	31	30	1,122	2	1
Derivatives not in hedge accounting relationships	36,729	211	223	37,526	112	90
Gross derivative amount before netting adjustments and cash collateral	$78,682	313	1,274	$76,035	188	347
Netting adjustments and cash collateral		(240)	(1,249)		(182)	(333)
Derivatives on statements of condition		$73	$25		$6	$14
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$1,049			$187
Cash collateral received and related accrued interest	41			35

The following table presents the noninterest income - derivatives and hedging activities as presented in the statements of income.

	Three months ended March 31,
For the periods ending	2020	2019
Economic hedges -
Interest rate contracts	$(148)	(5)
Other	6	2
Economic hedges	(142)	(3)
Variation margin on daily settled cleared derivatives	4	1
Noninterest income - Derivatives and hedging activities	$(138)	$(2)

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

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of March 31, 2020
Derivatives with legal right of offset -
Gross recognized amount	$130	$151	$281	$1,122	$129	$1,251
Netting adjustments and cash collateral	(112)	(128)	(240)	(1,120)	(129)	(1,249)
Derivatives with legal right of offset - net	18	23	41	2	—	2
Derivatives without legal right of offset	32	—	32	23	—	23
Derivatives on statements of condition	50	23	73	25	—	25
Net amount	$50	$23	$73	$25	$—	$25

As of December 31, 2019
Derivatives with legal right of offset -
Gross recognized amount	$129	$57	$186	$281	$65	$346
Netting adjustments and cash collateral	(127)	(55)	(182)	(279)	(54)	(333)
Derivatives with legal right of offset - net	2	2	4	2	11	13
Derivatives without legal right of offset	2	—	2	1	—	1
Derivatives on statements of condition	4	2	6	3	11	14
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	11	11
Net amount	$4	$2	$6	$3	$—	$3

At March 31, 2020, we had $583 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative position. We had $421 million of comparable exposure at December 31, 2019.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Three months ended March 31, 2020
Available-for-sale debt securities	$(1,258)	$1,271	$13
Advances	(730)	715	(15)
Consolidated obligation bonds	252	(245)	7
Total	$(1,736)	$1,741	$5
Three months ended March 31, 2019
Available-for-sale debt securities	$(204)	$193	$(11)
Advances	(94)	106	12
Consolidated obligation bonds	104	(128)	(24)
Total	$(194)	$171	$(23)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items. The line for MPF Loans held for portfolio relates to discontinued closed fair value hedges that are being amortized over the remaining life of the loans, as of March 31, 2020 we did not have any active fair value hedges on our MPF Loans.

As of March 31, 2020	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Cumulative amount of fair value hedging basis adjustments
Advances	$13,845	$1,057	$—	$1,057
Available-for-sale securities	13,368	1,920	—	1,920
MPF Loans held for portfolio	655	—	12	12
Consolidated obligation bonds	16,665	325	(28)	297

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

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 10 years. We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $2 million as of March 31, 2020.

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

	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Three months ended March 31, 2020
Discount notes	$(48)	$(4)
Three months ended March 31, 2019
Discount notes	$(13)	$(11)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2020	December 31, 2019
Consolidated obligation discount notes - carrying amount	$47,095	$41,675
Consolidated obligation discount notes - par amount	47,155	41,770
Weighted Average Interest Rate	1.20%	1.61%

The following table presents maturities and weighted average interest rates on our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of March 31, 2020	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$22,575	0.79%	$34,296
One to two years	7,851	1.65%	7,066
Two to three years	7,311	2.23%	4,265
Three to four years	2,046	2.19%	1,385
Four to five years	3,201	1.96%	758
Thereafter	5,287	2.95%	501
Total par value	$48,271	1.52%	$48,271

The following table presents consolidated obligation bonds outstanding by call feature:

As of	March 31, 2020	December 31, 2019
Noncallable	$32,978	$35,556
Callable	15,293	14,842
Par value	48,271	50,398
Fair value hedging adjustments	297	53
Other adjustments	25	23
Consolidated obligation bonds	$48,593	$50,474

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2020, and December 31, 2019. See Note 16 - Commitments and Contingencies in our 2019 Form 10-K for further details.

	March 31, 2020			December 31, 2019
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$597,360	$577,310	$1,174,670	$620,942	$404,953	$1,025,895
FHLB Chicago as primary obligor	48,271	47,155	95,426	50,398	41,770	92,168
As a percent of the FHLB System	8%	8%	8%	8%	10%	9%

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 – Capital and Mandatorily Redeemable Capital Stock (MRCS)

Under our Capital Plan our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 activity stock is available to support a member's activity stock requirement. Class B2 membership stock is available to support a member's membership stock requirement and any activity stock requirement. See Note 12 – Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2019 Form 10-K for further information on our capital stock and MRCS.

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements on page F-39 of our 2019 Form 10-K. We complied with our minimum regulatory capital requirements as shown below.

	March 31, 2020		December 31, 2019
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$4,138	$6,104	$3,993	$5,807
Total regulatory capital ratio	4.00%	5.90%	4.00%	5.82%
Leverage capital	$5,172	$9,155	$4,991	$8,710
Leverage capital ratio	5.00%	8.85%	5.00%	8.73%
Risk-based capital	$1,297	$6,104	$1,141	$5,807

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS):

As of March 31, 2020	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$247		10.8%	$—
One Mortgage Partners Corp.	245	[a]	10.7%	245

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On April 28, 2020 our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.25% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2020. This dividend totaled $25 million (recorded as $21 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on May 14, 2020. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Debt Securities	Held-to-maturity Debt Securities		Post-Retirement Plans	Total in AOCI
Three months ended March 31, 2020
Beginning balance	$104	$(85)	$(38)	$(10)	$(29)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(631)	4	(48)	(12)	(687)
Amounts reclassified in period to statements of income:
Net interest income	—	—	4		4
Noninterest expense				1	1
Ending balance	$(527)	$(81)	$(82)	$(21)	$(711)
Three months ended March 31, 2019
Beginning balance	$211	$(114)	$(31)	$(11)	$55
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(2)	6	(13)	4	(5)
Amounts reclassified in period to statements of income:
Net interest income	—	—	11		11
Ending balance	$209	$(108)	$(33)	$(7)	$61

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 - Fair Value

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the statements of condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We measure instrument-specific credit risk attributable to our consolidated obligations based on our nonperformance risk, which includes the credit risk associated with the joint and several liability of other FHLBs, see Note 16 - Commitments and Contingencies in our 2019 Form 10-K. As a result, we did not recognize any instrument-specific credit risk attributable to our consolidated obligations that are carried at fair value. See Note 2 - Summary of Significant Accounting Policies in our 2019 Form 10-K for our fair value policies and Note 15 - Fair Value in our 2019 Form 10-K for our valuation techniques and significant inputs. See Note 9 - Derivatives and Hedging Activities for more information on the Netting and Cash Collateral amounts.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
March 31, 2020
Carried at amortized cost
Cash and due from banks	$62	$62	$62	$—	$—
Interest bearing deposits	1,530	1,530	1,530	—	—
Federal Funds sold and securities purchased under agreements to resell	10,295	10,295	—	10,295	—
Held-to-maturity debt securities	1,707	1,907	—	1,492	415
Advances	52,136	52,097	—	52,097	—
MPF Loans held in portfolio, net	10,644	11,011	—	11,001	10
Other assets	144	144	—	144	—
Carried at fair value on a recurring basis
Trading debt securities	5,697	5,697	—	5,697	—
Government related non-MBS, ABS, and MBS	17,990	17,990	—	17,990	—
Private label residential MBS	30	30	—	—	30
Available-for-sale debt securities	18,020	18,020	—	17,990	30
Advances - fair value option election	2,869	2,869	—	2,869	—
Derivative assets	73	73	—	313	—	$(240)
Other assets - held for sale at fair value	92	92	—	92	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	3	3	—	—	3
Financial assets	103,272	$103,800	$1,592	$101,990	$458	$(240)
Other non financial assets	171
Assets	$103,443
Carried at amortized cost
Deposits	$(1,231)	$(1,231)	$—	$(1,231)	$—
Consolidated obligation discount notes	(33,278)	(33,328)	—	(33,328)	—
Consolidated obligation bonds	(42,458)	(42,796)	—	(42,796)	—
Mandatorily redeemable capital stock	(328)	(328)	(328)	—	—
Other liabilities	(150)	(150)	—	(150)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(13,817)	(13,817)	—	(13,817)	—
Consolidated obligation bonds - fair value option	(6,135)	(6,135)	—	(6,135)	—
Derivative liabilities	(25)	(25)	—	(1,274)	—	$1,249
Financial liabilities	(97,422)	$(97,810)	$(328)	$(98,731)	$—	$1,249
Other non financial liabilities	(956)
Liabilities	$(98,378)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
December 31, 2019
Carried at amortized cost
Cash and due from banks	$29	$29	$29	$—	$—
Interest bearing deposits	1,680	1,680	1,680	—	—
Federal Funds sold and securities purchased under agreements to resell	14,106	14,106	—	14,106	—
Held-to-maturity debt securities	2,381	2,615	—	2,138	477
Advances	47,700	47,780	—	47,780	—
MPF Loans held in portfolio, net	9,995	10,189	—	10,183	6
Other assets	149	149	—	149	—
Carried at fair value on a recurring basis
Trading debt securities	4,648	4,648	—	4,648	—
Government related non-MBS, ABS, and MBS	16,032	16,032	—	16,032	—
Private label residential MBS	35	35	—	—	35
Available-for-sale debt securities	16,067	16,067	—	16,032	35
Advances - fair value option election	2,808	2,808	—	2,808	—
Derivative assets	6	6	2	186	—	$(182)
Other assets - held for sale at fair value	83	83	—	83	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	5	5	—	—	5
Other assets	1	1	—	—	1
Financial assets	99,658	$100,166	$1,711	$98,113	$524	$(182)
Other non financial assets	169
Assets	$99,827
Carried at amortized cost
Deposits	(847)	(847)	—	(847)	—
Consolidated obligation discount notes	(23,709)	(23,709)	—	(23,709)	—
Consolidated obligation bonds	(42,490)	(42,728)	—	(42,728)	—
Mandatorily redeemable capital stock	(324)	(324)	(324)	—	—
Other liabilities	(158)	(158)	—	(158)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(17,966)	(17,966)	—	(17,966)	—
Consolidated obligation bonds - fair value option	(7,984)	(7,984)	—	(7,984)	—
Derivative liabilities	(14)	(14)	—	(347)	—	333
Financial liabilities	(93,492)	$(93,730)	$(324)	$(93,739)	$—	$333
Other non financial liabilities	(881)
Liabilities	$(94,373)

We had no transfers between levels for the periods shown.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. Financial instruments for which we elected the fair value option along with their related fair value are shown on our Statements of Condition. Refer to our Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2019 Form 10-K for further details.

The following table presents the changes in fair values of financial assets and liabilities carried at fair value under the fair value option. These changes were recognized in noninterest income - instruments held under the fair value option in our statements of income.

	Three months ended March 31,
	2020	2019
Advances	$60	$10
Other assets	2	—
Discount notes	(14)	—
Consolidated obligation bonds	(8)	(8)
Noninterest income - Instruments held under fair value option	$40	$2

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	March 31, 2020		December 31, 2019
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$2,768	$6,105	$2,768	$7,955
Fair value over (under) UPB	101	30	40	29
Fair value	$2,869	$6,135	$2,808	$7,984

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	March 31, 2020				December 31, 2019
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Unsettled consolidated obligation bonds	$485	$—		$485	$81	$—		$81
Unsettled consolidated obligation discount notes	—	—		—	750	—		750
Member standby letters of credit	19,147	6,045	[a]	25,192	18,077	5,774	[a]	23,851
Housing authority standby bond purchase agreements	12	426		438	32	409		441
Advance commitments	40	25		65	8	30		38
MPF delivery commitments	2,972	—		2,972	615	—		615
Other	4	—		4	1	—		1
Commitments	$22,660	$6,496		$29,156	$19,564	$6,213		$25,777

[a]	Contains $5.3 billion and $4.2 billion of member standby letters of credit as of March 31, 2020, and December 31, 2019, which were renewable annually.

For a description of defined terms see Note 16 - Commitments and Contingencies to the financial statements in our 2019 Form 10-K.

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

Members

The following table summarizes material balances we had with our members who are related parties as defined above (including their affiliates) as of the periods presented. The related net income impacts to our Statements of Income were not material.

As of	March 31, 2020	December 31, 2019
Assets - Advances	$300	$696
Liabilities - Deposits	8	10
Equity - Capital Stock	13	31

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

As of or for the three months ended	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Selected statements of condition data
Investments [a]	$37,249	$38,882	$35,475	$36,739	$35,394
Advances	55,005	50,508	57,629	51,141	50,776
MPF Loans held in portfolio, net	10,647	10,000	9,004	8,265	7,578
Total assets	103,443	99,827	102,543	96,559	94,122
Consolidated obligation discount notes, net	47,095	41,675	47,647	44,893	39,639
Consolidated obligation bonds, net	48,593	50,474	46,738	43,941	47,047
Mandatorily redeemable capital stock recorded as a liability	328	324	324	323	315
Capital stock	1,954	1,713	1,846	1,678	1,660
Retained earnings	3,822	3,770	3,722	3,663	3,608
Total capital	5,065	5,454	5,546	5,382	5,329
Other selected data at period end
Member standby letters of credit outstanding	$25,192	$23,851	$23,753	$25,790	$23,410
MPF Loans par value outstanding - FHLB System [b]	70,347	68,759	65,669	62,574	60,236
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	17,954	17,364	16,441	15,631	14,961
FHLB system consolidated obligations par value outstanding	1,174,670	1,025,895	1,010,271	1,048,412	1,010,895
Number of members	685	689	697	695	703
Total employees (full and part time)	487	488	484	477	472
Selected statements of income data
Net interest income after provision for credit losses	$144	$111	$113	$116	$118
Noninterest income	2	32	29	21	18
Noninterest expense	57	67	54	52	50
Net income	80	68	79	76	77
Other selected MPF data during the periods [b]
MPF Loans par value amounts funded - FHLB System	$4,929	$7,346	$6,391	$4,480	$2,788
Quarterly number of PFIs funding MPF products - FHLB System	783	808	794	753	729
MPF Loans par value amounts funded - FHLB Chicago PFIs	$1,497	$2,094	$1,699	$1,224	$771
Quarterly number of PFIs funding MPF products - FHLB Chicago	197	196	192	189	176
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	5.90%	5.82%	5.75%	5.87%	5.93%
Market value of equity to book value of equity	103%	105%	105%	105%	105%
Primary mission asset ratio [c]	71.6%	72.3%	72.5%	72.9%	73.2%
Dividend rate class B1 activity stock-period paid	5.00%	5.00%	5.00%	5.00%	5.00%
Dividend rate class B2 membership stock-period paid	2.25%	2.25%	2.25%	2.25%	2.00%
Return on average assets	0.30%	0.27%	0.32%	0.31%	0.32%
Return on average equity	5.41%	4.74%	5.55%	5.30%	5.60%
Average equity to average assets	5.55%	5.70%	5.77%	5.85%	5.71%
Net yield on average interest-earning assets	0.57%	0.44%	0.46%	0.49%	0.50%
Return on average Regulatory Capital spread to three month LIBOR index	3.80%	2.71%	3.29%	2.81%	2.86%
Cash dividends-period paid	$21	$20	$20	$21	$21
Dividend payout ratio-period paid	26%	29%	25%	28%	27%

[a]	Includes investment debt securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]	Includes all MPF products, whether on or off our balance sheet. See Mortgage Partnership Finance Program on page 8 in our 2019 Form 10-K.

[c]
Annual average year to date basis. The FHFA issued an advisory bulletin that provides guidance relating to a primary mission asset ratio by which the FHFA will assess each FHLB's core mission achievement. See Mission Asset Ratio on page 5 in our 2019 Form 10-K for more information.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•	the impact of the coronavirus disease 2019 (COVID-19) pandemic on the global and national economies and on our and our members’ businesses;

•	changes in the demand by our members for advances, including the impact of pricing increases and the availability of other sources of funding for our members, such as deposits;

•	regulatory limits on our investments;

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

•
the extent to which we are able to maintain current capital stock requirements and/or continue to offer the Reduced Capitalization Advance Program for certain future advance borrowings, our ability to continue to pay enhanced dividends on our activity stock, and any amendments to our capital plan, will impact borrowing by our members;

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

•
general economic and market conditions, including the timing and volume of market activity, inflation/deflation, unemployment rates, housing prices, the condition of the mortgage and housing markets, increased delinquencies and/or loss rates on mortgages, prolonged or delayed foreclosure processes, and the effects on, among other things, mortgage-backed securities; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; impacts from various measures to stimulate the economy and help borrowers refinance home mortgages; disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability; the impact of the occurrence of a major natural or other disaster, or other disruptive event;

•
volatility of market prices, rates, and indices, or other factors, such as natural disasters, that could affect the value of our investments or collateral; changes in the value or liquidity of collateral securing advances to our members;

•	changes in the value of and risks associated with our investments in mortgage loans, mortgage-backed securities and the related credit enhancement protections;

•	changes in our ability or intent to hold mortgage-backed securities to maturity;

•	changes in mortgage interest rates and prepayment speeds on mortgage assets;

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

•	uncertainties relating to the scheduled phase-out of the London Interbank Offered Rate (LIBOR);

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2019 Form 10-K on page 18 and Part II, Item 1A. Risk Factors on page 63 of this Form 10-Q.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2020 Financial Highlights

At the end of the first quarter of 2020, the Bank’s financial condition, including activity on advances, letters of credit and MPF Loans outstanding, remained strong despite turbulent market conditions:

•
Advances outstanding increased $4.5 billion to $55.0 billion at March 31, 2020, up from $50.5 billion at December 31, 2019 as members increased their on balance sheet liquidity, likely to manage needs related to the effects of the COVID-19 pandemic.

•
MPF Loans held in portfolio increased to $10.6 billion at March 31, 2020, up from $10.0 billion at December 31, 2019, due mainly to increased volume from loan origination activity driven by refinancing as mortgage rates declined overall.

•	Total investment securities increased 10% to $25.4 billion at March 31, 2020, up from $23.1 billion at December 31, 2019, as purchases exceeded paydowns and maturities.

•
Total assets increased to $103.4 billion as of March 31, 2020, compared to $99.8 billion as of December 31, 2019, due mainly to growth in advances outstanding, MPF Loans, and total investment securities.

•	We recorded net income of $80 million in the first quarter of 2020, up from $77 million in the first quarter of 2019.

•
Net interest income after provision for credit losses for the first quarter of 2020 was $144 million, up from $118 million for the first quarter of 2019, primarily due to funding the Bank’s statement of condition with debt at lower rates than the same period a year ago.

•
In the first quarter of 2020, noninterest income was $2 million, down $16 million from $18 million for the first quarter of 2019, primarily due to losses from the Bank’s derivatives and economic hedging activities.

•	Letters of credit commitments increased to $25.2 billion at March 31, 2020, up from $23.9 billion at December 31, 2019.

•	We remained in compliance with all of our regulatory capital requirements as of March 31, 2020.

Summary and Outlook

During the first quarter of 2020, the impact of the COVID-19 pandemic has been compounded by the necessity of social distancing and stay-at-home orders in the Bank’s district of Illinois and Wisconsin. This has led to profound and, in some cases, existential impacts in the businesses and communities served by our members and enormous stresses on members as they have adjusted their operations to protect customers and staff.

The Bank has also made fundamental changes in the way we deliver products and services so that we can continue to serve as a strong and dependable source of funding and liquidity to our members. In recent weeks, we believe a large portion of new advance borrowings were driven by members’ needs to obtain liquidity to manage through market volatility and to support the execution of government-driven relief programs such as the Paycheck Protection Program (PPP). We have been operating as a virtual Bank and, through the dedication and commitment of our team of professionals, have supported members, enhanced members’ online access, adjusted collateral requirements, and developed a major new initiative (as discussed below) to assist members with helping their customers.

Supporting Members and Their Communities through the COVID-19 Pandemic

The current strength of the Bank’s balance sheet has enabled us to not only meet members’ funding and liquidity needs, but to offer a COVID-19 Relief Program to help members with helping their customers and their communities through this difficult time.

The programs and provisions the Bank recently announced include:

•
COVID-19 Relief Program providing zero-rate advances and grants for all members and their community partners. The program is estimated to cost the Bank approximately $30 million in interest rate subsidies and grant expenses (as further described in Noninterest Expense on page 44); this amount ensures all members can participate fully in the program;

•	temporary relief provisions for collateral loan eligibility;

•	temporary extension for some advances linked to LIBOR (as further discussed in Legislative and Regulatory Developments starting on page 58);

•	temporary relief provisions for MPF Program loans; and

•	accepting Paycheck Protection Program (PPP) loans as eligible collateral

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

First Quarter 2020 Dividends

On April 28, 2020, the Board of Directors approved maintaining the dividend declared for the fourth quarter of 2019 on Class B1 activity stock and Class B2 membership stock. Based on the Bank’s preliminary financial results for the first quarter of 2020, the Board of Directors declared a dividend of 5.00% (annualized) for Class B1 activity stock and a dividend of 2.25% (annualized) for Class B2 membership stock, in line with the Class B1 guidance the Bank provided to members in January 2020. The dividend for the first quarter of 2020 will be paid by crediting members’ DID accounts on May 14, 2020.

The Bank pays a higher dividend per share on Class B1 activity stock to recognize members that use advances and, thereby, support the entire cooperative. The higher dividend received on Class B1 activity stock has the effect of lowering members’ borrowing costs, and this benefit has increased on a relative basis as the Federal Reserve has cut short-term interest rates twice in the first quarter of 2020.

Based on current projections and assumptions about the Bank’s financial condition and the economic outlook, we expect to maintain a 5.00% (annualized) level of dividend for Class B1 activity stock for the second quarter of 2020. We are providing this dividend guidance to assist members in planning their advance activity with us. Given the potential uncertainties related to the current COVID-19 pandemic and its effects and potential effects on the global and national economies, we do not plan to provide further guidance on dividends beyond the second quarter of 2020 at this time.

The Bank continues to work to support a reliable dividend on its stock, but any future dividend payment remains subject to determination and declaration by the Board of Directors and may be impacted by a change in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors. For additional discussion of risks that may impact the Bank’s dividend payments, see the Risk Factors section starting on page 18 of the Bank’s 2019 Form 10-K and Part II, Item 1A. Risk Factors on page 63 of this Form 10-Q.

Providing Insight on the Economic and Financial Markets Impact of the COVID-19 Pandemic

Currently, the Bank’s balance sheet remains strong, and its access to the funding markets has proven reliable in this evolving landscape. Although the Bank maintained ready access to funding throughout the first quarter of 2020, we experienced some disruptions in the long-term debt markets, as discussed below under Funding on page 48. The impact of the COVID-19 pandemic on the Bank’s funding costs may cause compression in net interest margin in the future as returns on its liquidity asset portfolio decline over the same time. Despite challenges the COVID-19 pandemic created for the financial markets, currently the Bank has, and expects to continue to be able to, meet members’ funding and liquidity needs. Through its strategies, solutions, and relief accommodations, the Bank works to continue to support members’ borrowing needs.

Operating as a Virtual Bank During the COVID-19 Pandemic

Serving Bank members and ensuring the health and well-being of Bank employees remain our highest priorities. To date, our business resiliency plans have helped us remain fully operational as a virtual workplace and we expect to continue to operate effectively in the foreseeable future.
The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. For a discussion of the risks and potential risks facing the Bank as a result of the COVID-19 pandemic, see Part II, Item 1A. Risk Factors on page 63 of this Form 10-Q.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

For a detailed description of our Critical Accounting Policies and Estimates see page 38 in our 2019 Form 10-K.

See Note 2 - Summary of Significant Accounting Policies and Note 3 - Recently Issued but Not Yet Adopted Accounting Standards to the financial statements in this Form 10-Q for the impact of changes to our critical accounting policies subsequent to December 31, 2019.

There have been no significant changes to our critical accounting estimates subsequent to December 31, 2019.

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
The following table presents the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

•
Average Balance: Average balances are calculated using daily balances. Amortized cost is used to compute the average balances for most of our financial instruments, including MPF Loans held in portfolio that are on nonaccrual status and available-for-sale debt securities. Fair value is used to compute average balances for our trading debt securities and financial instruments carried at fair value under the fair value option.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variances

	March 31, 2020			March 31, 2019			Increase (decrease) due to
	Average Balance	Total Interest	Yield/ Rate	Average Balance	Total Interest	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$23,009	$193	3.36%	$19,548	$180	3.68%	$29	$(16)	$13
Advances	56,066	238	1.70%	55,386	358	2.59%	3	(123)	(120)
MPF Loans held in portfolio	10,227	87	3.40%	7,337	76	4.14%	25	(14)	11
Federal funds sold and securities purchased under agreements to resell	11,808	38	1.29%	11,114	67	2.41%	2	(31)	(29)
Other interest bearing assets	2,137	9	1.68%	822	5	2.43%	6	(2)	4
Interest bearing assets	103,247	565	2.19%	94,207	686	2.91%	49	(170)	(121)
Noninterest bearing assets	2,109			1,664
Total assets	105,356			95,871

Consolidated obligation discount notes	48,006	185	1.54%	45,192	281	2.49%	11	(107)	(96)
Consolidated obligation bonds	48,879	228	1.87%	42,974	279	2.60%	27	(78)	(51)
Other interest bearing liabilities	1,228	6	1.95%	886	8	3.61%	2	(4)	(2)
Interest bearing liabilities	98,113	419	1.71%	89,052	568	2.55%	38	(187)	(149)
Noninterest bearing liabilities	1,364			1,322
Total liabilities	99,477			90,374

Net yield on interest earning assets	$103,247	$146	0.57%	$94,207	$118	0.50%	$12	$16	$28

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

•
Interest income from investment debt securities increased due to increases in volume as purchases exceed paydowns and maturities. Subject to FHFA regulatory limits as discussed in Investments on page 10 in our 2019 Form 10-K, we are currently making investments in MBS.

•	Interest income from advances decreased due to lower market interest rates in 2020 compared to the same period in 2019.

•
Interest income from MPF Loans held in portfolio increased due to higher volumes, as new-acquisition volume continued to outpace paydown and maturity activity due to loan origination activity driven by refinancing as mortgage rates declined overall. A higher number of our PFIs delivering into the MPF Traditional program also contributed to the higher volume in MPF Loans held in portfolio. The overall yield of the MPF portfolio declined due to the lower mortgage rate environment impacting the yield earned on new loan originations, along with the recognition of premium amortization as loans prepaid during the period.

•	Interest income from overnight Federal Funds sold and securities purchased under agreements to resell decreased due to lower market interest rates in 2020 compared to the same period in 2019.

•	Interest expense on our shorter termed consolidated obligation discount notes decreased due to lower market interest rates in 2020 compared to the same period in 2019.

•	Interest expense on our longer termed consolidated obligation bonds decreased due to lower market interest rates in 2020 compared to the same period in 2019.

•	For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on page 43.
Although the Bank maintained ready access to funding throughout the first quarter of 2020, we experienced some disruptions in the long-term debt markets, as discussed below in Funding on page 48. The impact of the COVID-19 pandemic on our overall funding costs may cause compression in net interest margin in the future as returns on our liquidity asset portfolio decline over the same time. The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. For a discussion of risks relating to our financial condition and results of operation as a result of the COVID-19 pandemic, including risks relating to our net interest margin and advance levels, see Part II, Item 1A. Risk Factors on page 63.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Income

Three months ended March 31,
2020	2019
Noninterest income -
Trading securities	$87	$8
Derivatives and hedging activities	(138)	(2)
Instruments held under fair value option	40	2
MPF fees,	8	and	7	from other FHLBs	10	8
Other, net	3	2
Noninterest income	$2	$18

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Losses in our derivatives and hedging activities were the driver of our decrease in noninterest income over the periods presented, offset in part by unrealized gains and sales in our trading securities and unrealized gains on our instruments held under fair value option. The corresponding gains and losses were primarily attributable to the decline in market interest rates in the first quarter of 2020.

The following table details the effect of these transactions on our statements of income.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended March 31, 2020
Recorded in net interest income	$(15)	$12	$—	$(4)	$9	$(1)	$1
Recorded in derivatives & hedging activities	(91)	(92)	13	20	8	4	(138)
Recorded in trading securities	—	70	—	—	—	—	70
Recorded on instruments held under fair value option	60	—	2	(14)	(8)	—	40
Total net effect gain (loss) of hedging activities	$(46)	$(10)	$15	$2	$9	$3	$(27)

Three months ended March 31, 2019
Recorded in net interest income	$14	$(8)	$—	$(11)	$(25)	$—	$(30)
Recorded in derivatives & hedging activities	(11)	(5)	4	3	6	1	(2)
Recorded in trading securities	—	8	—	—	—	—	8
Recorded on instruments held under fair value option	10	—	—	—	(8)	—	2
Total net effect gain (loss) of hedging activities	$13	$(5)	$4	$(8)	$(27)	$1	$(22)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume based fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off balance sheet MPF Loan products and other related transaction fees. These fees are designed to offset a portion of the expenses we incur to administer the program for them. We had a slight increase in fee income for 2020 compared to 2019.

Other, net

Other, net consists primarily of fee income earned on member standby letter of credit products, as noted in Selected Financial Data on page 36.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended March 31,
	2020	2019
Compensation and benefits	$36	$28
Nonpayroll operating expenses	20	20
Other	1	2
Noninterest expense	$57	$50

The following analysis and comparisons apply to the periods presented in the above table.

As noted in Noninterest Income on page 43, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs, but also include income from other third party investors. These fees are designed to offset a portion of the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. The following table summarizes MPF related fees and expenses.

	Three months ended March 31,
	2020	2019
MPF fees earned	$10	$8
Expenses related to MPF fees earned	$9	$8

Compensation and benefits increased due to increased employee headcount and increases in salaries, incentive compensation expenses and pension-related expenses. We had 487 employees as of March 31, 2020, compared to 472 as of March 31, 2019.

Operating expenses were comparable to prior periods as we continue our planned investment in information technology, specifically applications, infrastructure and resiliency.

Other consists primarily of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs. In addition, Other includes MPF related nonoperating expenses/gains on the sale of real estate owned.

In response to the COVID-19 pandemic, on April 20, 2020 the Bank announced the COVID-19 Relief Program to support communities in Illinois and Wisconsin. Under the program, each Bank member and non-member housing associate will be eligible to draw up to $4 million in an interest-free advance (up to a total of approximately $2.76 billion in interest-free advances under the program). Additionally, under the program, the Bank is offering all members and non-member housing associates the opportunity to request up to $20,000 in grants to benefit small businesses and non-profit organizations of their choosing. We expect to record approximately $30 million for the COVID-19 Relief Program to Other noninterest expenses in the second quarter of 2020.

The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. For a discussion of risks relating to our financial condition and results of operation as a result of the COVID-19 pandemic, see Part II, Item 1A. Risk Factors on page 63 of this Form 10-Q.

Assessments

We record the Affordable Housing Program (AHP) assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program in our 2019 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended March 31,		Balance remaining in AOCI as of
	2020	2019	March 31, 2020
Net unrealized gain (loss) available-for-sale debt securities	$(631)	$(2)	$(527)
Noncredit OTTI held-to-maturity debt securities	4	6	(81)
Net unrealized gain (loss) cash flow hedges	(44)	(2)	(82)
Postretirement plans	(11)	4	(21)
Other comprehensive income (loss)	$(682)	$6	$(711)

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our available-for-sale (AFS) portfolio for 2020 is primarily attributable to the increased market yield relative to swaps resulting from the effects of the COVID-19 pandemic on the financial markets. As these securities approach maturity, we expect these net unrealized losses to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Noncredit OTTI on held-to-maturity debt securities

We recorded unrealized noncredit impairments on held-to-maturity debt securities during the last financial crisis of 2008. The market value of these securities have improved from their impaired values and because we intend to hold these securities to maturity, we are recording accretion to the carrying amount of the securities, reversing the remaining loss balance in AOCI over the remaining life of these securities.

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for 2020 resulted from a decrease in market interest rates for 2020.

Postretirement plans

The loss recorded in 2020 was primarily due to an actuarial adjustment resulting from a decline in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our statements of comprehensive income as of March 31, 2020 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2020	December 31, 2019
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$11,887	$15,815
Investment debt securities	25,424	23,096
Advances	55,005	50,508
MPF Loans held in portfolio, net of allowance for credit losses	10,647	10,000
Other	480	408
Assets	103,443	99,827
Consolidated obligation discount notes	47,095	41,675
Consolidated obligation bonds	48,593	50,474
Other	2,690	2,224
Liabilities	98,378	94,373
Capital stock	1,954	1,713
Retained earnings	3,822	3,770
Accumulated other comprehensive income (loss)	(711)	(29)
Capital	5,065	5,454
Total liabilities and capital	$103,443	$99,827

The following is an analysis of the above table and comparisons apply to March 31, 2020 compared to December 31, 2019.

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these typically overnight accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

In the first quarter of 2020, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities slightly increased due to purchases in our investment debt securities portfolio in 2020. This increase was offset by declines in our MBS/ABS securities that matured or paid down.

Advances

Advance balances increased at the end of first quarter 2020 compared to year end 2019 primarily due to a decline in our shorter term advance rates, which led to increased demand for these competitively priced advances. Members increased their on balance sheet liquidity, likely to manage needs related to the effects of the COVID-19 pandemic. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. While advance demand remained strong during the first quarter of 2020, it is possible that member demand for our advances could decline further in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease. For a discussion of risks relating to our captive insurance companies, see Risk Factors on page 19 of the Bank's 2019 Form 10-K.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased as new-acquisition volume continued to outpace paydown and maturity activity due to loan origination activity driven by refinancing as mortgage rates declined overall. A higher number of our PFIs delivering into the MPF Traditional program also contributed to the increase in MPF Loans held in portfolio. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending March 31, 2020, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 47 in our 2019 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.6 billion of total assets. As of March 31, 2020, our overnight liquidity was $15.1 billion or 15% of total assets, giving us an excess overnight liquidity of $11.4 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2020, we had excess liquidity of $55.0 billion to support member deposits.

Liquidity Reserves – As discussed on page 48 in the Liquidity, Funding, & Capital Resources section of our 2019 Form 10-K, FHFA guidance on liquidity (the “Liquidity AB”) requires that we hold positive cash flow assuming no access to the capital markets for a period of between ten to thirty calendar days, and assuming the renewal of all maturing advances. The Liquidity AB also requires the Bank to maintain liquidity reserves between one and 20 percent of our outstanding letter of credit commitments.

The Liquidity AB requires the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see page 18 in the Risk Factors section of our 2019 Form 10-K.

In addition, we fund certain overnight or shorter-term investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. The Liquidity AB provides guidance on maintaining appropriate funding gaps for three-month (-10% to -20%) and one-year (-25% to -35%) maturity horizons. Subject to market conditions, our cost of funding may increase if we are required to achieve the appropriate funding gap by using longer term funding, on which we generally pay higher interest than on our short-term funding.

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

	MPF Loans Held in Portfolio	Investment Debt Securities
As of March 31, 2020		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$4,454	$863	$1,110
After one year through five years	4,524	2,426	532
After five years through ten years	1,053	7,942	266
After ten years	429	5,266	46
Total	$10,460	$16,497	$1,954

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 23 of the Risk Factors section in our 2019 Form 10-K.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Funding

Conditions in Financial Markets

The effects of the COVID-19 pandemic and the federal government’s reaction thereto dominated the financial markets in the first quarter of 2020. On March 3, 2020, the Federal Open Markets Committee (FOMC) made an unscheduled 50 basis point cut to the Federal Funds rate, lowering the target range to 1.00 to 1.25 percent. At another unscheduled meeting on March 15, 2020, the FOMC cut the Federal Funds rate an additional 100 basis points, lowering the target range to 0.00 to 0.25 percent. Throughout March 2020, the Federal Reserve also put in place a variety of market supporting programs to respond to the turbulence in the markets, provide liquidity, and bolster the economy, including restarting quantitative easing by committing to purchase treasuries and both residential and commercial mortgage-backed securities. In addition, the Federal Reserve launched or rekindled from the 2008 financial crisis the following market support programs: the Commercial Paper Funding Facility to purchase commercial paper to support the flow of credit to households and businesses; the Primary Dealer Credit Facility to offer loans to banks secured by municipal bond or investment-grade corporate debt collateral; the Money Market Mutual Fund Liquidity Facility to support municipal bonds; the Primary and Secondary Market Corporate Credit Facilities to support corporate bond lending; and the Term Asset-Backed Securities Loan Facility to support credit for asset-backed loans. In early April 2020, the Federal Reserve launched the Paycheck Protection Program Facility for small business loans, the Municipal Liquidity Facility to purchase municipal bonds, and the Main Street Lending Program for loans to pandemic-affected businesses.
Market participants paid close attention to the level of unemployment claims as a sign of the reaction in the labor market to the COVID-19 pandemic. In March 2020, the number of initial jobless claims reached the highest recorded in U.S. history to date. Treasury rates have fallen substantially across the entire curve in response to the market turmoil during the first quarter of 2020. In the equity markets, the S&P 500 Index fell 20% and the Dow Jones Industrial Average fell 23% over the first quarter of 2020.
The legislative response to the COVID-19 pandemic from the federal government includes the CARES Act, as further discussed in the Legislative and Regulatory Developments starting on page 58, which provides for, among other things, direct cash payments to individuals, loan programs for small businesses loans to incentivize them to keep their workers on the payroll, and assistance to businesses, states and municipalities. To fund these fiscal programs, the U.S. Treasury has vastly increased its issuance of Treasury bills, which ultimately may result in higher rates for the Bank’s short-term debt.
The Bank’s funding costs associated with issuing long-term debt rose sharply relative to short-term debt in the first quarter of 2020. The steepening slope of the funding curve due to widening long-term debt spreads reflected general investor reluctance to buy longer-term obligations of GSEs, coupled with strong investor demand for short-term, high-quality assets. As long-term investors struggled with price declines of longer-term GSE debt, money market funds provided a strong bid for short-term GSE debt. As such, during the first quarter of 2020, we issued short-term discount notes and SOFR-indexed floating rate notes in order to meet this demand. To the extent that we are unable to obtain longer-term funding at acceptable rates and market demand for short term investments continues, we may experience a greater mismatch between our assets and our liabilities; however, in the first quarter of 2020, we maintained compliance with FHFA guidance on our funding gaps.

The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. For a discussion of the funding risks to the Bank as a result of the COVID-19 pandemic, including risks related to government action in response to the impact of the pandemic, see Part II, Item 1A. Risk Factors on page 63.

We maintained ready access to funding throughout the first quarter of 2020.

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

On September 27, 2019, the FHFA issued a Supervisory Letter (the "Supervisory Letter") that the FHFA stated is designed to ensure the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. Among other things, the Supervisory Letter provides that the FHLBs should cease entering into certain transactions referencing LIBOR that mature after December 31, 2021. See Recent Legislative and Regulatory Developments on page 59 for a discussion of the Supervisory Letter (including a recent extension on certain dates) and its potential impact on the Bank. For further discussion of the risks related to the replacement of LIBOR, see page 24 of the Risk Factors section in our 2019 Form 10-K.

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

Market activity in SOFR-indexed financial instruments continues to increase, including the emergence of a SOFR-based derivative market, and we continue to participate in the issuance of SOFR-indexed consolidated bonds. For the three months ended March 31, 2020, we have participated in the issuance of $6.0 billion in SOFR-linked consolidated bonds. We continue to execute LIBOR-indexed derivatives to manage interest-rate risk. We are using Federal Funds Overnight Index Swap (Fed Funds OIS) swaps as an interest rate hedging strategy for financial instruments that do not have embedded options, as an alternative to using LIBOR when entering into new derivative transactions. We are offering SOFR-linked advances to our members, and for the three months ended March 31, 2020, have issued $50 million in SOFR-linked advances. We also offer Discount Note-index floater advances, which some members have used as alternatives to LIBOR-linked advance products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Variable-Rate Financial Instruments by Interest-Rate Index and LIBOR-Indexed Financial Instruments

We have advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. The following tables presents our variable rate financial instruments by interest-rate index at March 31, 2020 and may not include instruments that indirectly incorporate LIBOR or another interest rate index. The tables also do not consider the impact of any fallback language contained in our financial products. ABS and MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of March 31, 2020	Advances		Investments	Consolidated Obligations

Principal amount of variable rate instruments outstanding [a]
LIBOR	$3,697		$3,875	$(5,225)
SOFR	58		—	(15,486)
Other	22,885	[b]	466	—
Total	$26,640		$4,341	$(20,711)

LIBOR indexed instruments principal amount outstanding by contractual maturity/termination date
Before January 1, 2022	$1,167		$35	$(4,975)
January 1, 2022, and thereafter	2,530		3,840	(250)
Total	$3,697		$3,875	$(5,225)

Principal amount of SOFR-linked instruments issued YTD through
March 31, 2020	$50		$—	$(6,000)

[a]	With respect to advances, includes fixed rate advances that have cap/floor optionality linked to an interest rate index.

[b]	Consists primarily of advances indexed to consolidated obligation yields.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Derivative Notional Amount Outstanding
As of March 31, 2020	Pay Leg	Receive Leg

Interest rate swaps outstanding
Fixed rate	$36,730	$35,174
LIBOR	18,317	24,644
SOFR	158	20
OIS	16,699	11,466
Other	—	600
Total interest rate swaps	$71,904	$71,904

LIBOR indexed interest rate swaps by contractual maturity/termination date
Maturity/termination before January 1, 2022	$6,243	$3,115
Maturity/termination January 1, 2022, and thereafter	3,237	10,058
Total cleared	9,480	13,173

Maturity/termination before January 1, 2022	3,700	1,916
Maturity/termination January 1, 2022, and thereafter	5,137	9,555
Total uncleared	8,837	11,471

Total LIBOR indexed interest rate swaps	$18,317	$24,644

Condensed Statements of Cash Flows

Cash flows from operating activities

Three months ended March 31,	2020	2019
Net cash provided by (used in) operating activities	$(1,897)	$10

The majority of our operating cash outflows in 2020 were related to cash sent daily to clearinghouses to settle mark-to-market derivative positions with them.

Cash flows from investing activities with significant activity

Three months ended March 31,	2020	2019
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits)	$3,961	$(2,666)
Investment debt securities	(1,526)	87
Advances	(3,721)	1,978
MPF Loans held in portfolio	(654)	(477)
Other	(2)	3
Net cash provided by (used in) investing activities	$(1,942)	$(1,075)

Our investing activities consist predominantly of liquid assets, investment debt securities, MPF Loans in portfolio, and advances. The change in net cash provided by (used in) investing activities and changes in allocation within investing activities are discussed below.

•
In 2020, our liquid assets were reduced as we funded increased member advances as a result of the impact of the COVID-19 pandemic. In 2019, we invested in liquid assets to increase our liquidity position to comply with new FHFA liquidity guidance. We continue to maintain compliance with this guidance.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•	We increased our investment debt security purchases in 2020, as we achieved key liquidity, MBS, and mission asset ratios.

•	Our advances outstanding increased in 2020 due to increased member demand for funding compared to a decrease in advances during the same period in 2019.

•
Net investment in MPF Loans held in portfolio increased in 2020 compared to 2019 mainly due to the decline in mortgage rates resulting in increased volume from loan origination activity driven by refinancings.

Cash flows from financing activities with significant activity

Three months ended March 31,	2020	2019
Consolidated obligation discount notes	$5,393	$(3,548)
Consolidated obligation bonds	(2,130)	4,657
Other	609	(47)
Net cash provided by (used in) financing activities	$3,872	$1,062

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The proceeds from our discount notes and bonds were primarily utilized to fund our investing activities as noted above. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below.

•	We issued more shorter termed discount notes and less longer termed bonds in 2020 compared to 2019, as further discussed in Conditions in the Financial Markets on page 48 of this Form 10-Q.

•	Other financing activities increased primarily due to an increase in member deposits.

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

The Board may periodically adjust members’ membership stock requirement within a range of 0.20% to 2% of a member’s mortgage assets. Each member’s membership stock requirement is the greater of either $10,000 or 0.40% of a member's mortgage assets. A member’s investment in membership stock is subject to a cap equal to the lesser of (1) a dollar cap set by the Board within a range of $10,000 and $75 million, and (2) 9.9% of our total capital stock outstanding as of the prior December 31. The cap on each member’s membership stock requirement is now $5 million, which is less than 9.9% of the Bank’s total

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

capital stock outstanding at December 31, 2019, and is thus the operative cap during the remainder of 2020 unless the Board sets a new cap.

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

For details on our capital stock requirements under our Capital Plan during 2019, see Capital Resources on page 54 of our 2019 Form 10-K. Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

For details on our minimum regulatory capital requirements see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in this Form 10-Q, and Minimum Capital Requirements on page F-39 of our 2019 Form 10-K.

Reduced Capitalization Advance Program (RCAP)

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of March 31, 2020, and December 31, 2019, RCAP advances outstanding total $23.8 billion to 143 members and $24.2 billion to 142 members, respectively. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

Repurchase of Excess Capital Stock

Currently, we are not automatically repurchasing excess Class B2 membership stock, but members may request repurchase of excess capital stock on any business day. All repurchases of excess capital stock requested by members will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices. For details on the financial and capital thresholds relating to repurchases, see Repurchase of Excess Capital Stock on page 57 of our 2019 Form 10-K.
Capital Amounts

The following table reconciles our capital reported in our statements of condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in other liabilities in our statements of condition.

	March 31, 2020	December 31, 2019
Capital Stock	$1,954	$1,713
MRCS	328	324
Regulatory capital stock	2,282	2,037
Retained earnings	3,822	3,770
Regulatory capital	$6,104	$5,807

Capital stock	$1,954	$1,713
Retained earnings	3,822	3,770
Accumulated other comprehensive income (loss)	(711)	(29)
GAAP capital	$5,065	$5,454

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

Although we had no credit losses year to date in 2020 on our remaining PLMBS portfolio, credit deterioration may negatively impact that portfolio.  We cannot predict if or when credit losses will occur, or the impact these losses may have on our retained earnings and capital position. For a discussion of the credit risks facing the Bank as a result of the COVID-19 pandemic, including as a result of a decline in the fair value of Bank investments, see Part II, Item 1A. Risk Factors on page 63 of this Form 10-Q.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On April 28, 2020, our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.25% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2020. This dividend totaled $25 million (recorded as $21 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on May 14, 2020.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend payment remains subject to declaration by our Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information see Retained Earnings & Dividends on page 58 in our 2019 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement on page F-41 in our 2019 Form 10-K.

Beginning in February 2020, the FHFA will consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLB’s capital management practices. See Recent Legislative and Regulatory Developments on page 13 in our 2019 Form 10-K.

FICO Dissolution

In October 2019, the Financing Corporation (FICO), formed pursuant to the Federal Savings and Loan Insurance Corporation Recapitalization Act of 1987 to provide financing for the resolution of failed savings and loan associations, commenced the process of dissolution in accordance with relevant statutory requirements and the terms of a plan of dissolution approved by the Director of the FHFA.  Subject to the satisfaction of any claims and the payment of other administrative expenses upon FICO’s dissolution, which is expected to occur in the second quarter of 2020, any surplus and remaining cash on hand of FICO is expected to be distributed to the FHLBs, as FICO's sole stockholders, in proportion to their ownership in FICO’s nonvoting capital stock. The Bank’s ownership in FICO’s nonvoting capital stock is 9.69%.  The receipt by the Bank of any such distribution from FICO will be treated as a partial return of its prior capital contributions to FICO and credited to its unrestricted retained earnings. The Bank does not expect any distribution from FICO to materially affect the Bank’s financial condition or combined results of operations.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Credit Risk Management

In light of the economic and financial disruptions related COVID-19 pandemic, we are closely monitoring our credit risk exposure. However, the extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. For a discussion of the credit risks facing the Bank as a result of the COVID-19 pandemic, including as a result of increased forbearances granted by Bank members or PFIs or a decline in the fair value of Bank investments, see Part II, Item 1A. Risk Factors on page 63 of this Form 10-Q.

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Credit Risk starting on page 61 in our 2019 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $53.8 billion were advances (par value) and $25.2 billion were letters of credit at March 31, 2020, compared to $50.1 billion and $23.9 billion at December 31, 2019.

	March 31, 2020			December 31, 2019
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	489	$78,436	$137,302	492	$73,421	$134,965
4	4	991	1,051	2	871	881
5	8	25	61	9	60	88
Total	501	$79,452	$138,414	503	$74,352	$135,934

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

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, Recoverable CE Fees, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. For further details see Loss Structure for Credit Risk Sharing Products on page 9 of our 2019 Form 10-K, and Credit Risk Exposure and Setting Credit Enhancement Levels on page 64 of our 2019 Form 10-K.

Mortgage Repurchase Risk

For details on our mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached, see Mortgage Repurchase Risk on page 65 in our 2019 Form 10-K.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Debt Securities

We hold a variety of AA or better rated investment securities, mostly government backed or insured securities, and we believe these investments are currently low risk. There were no material changes in the credit ratings of these securities since December 31, 2019. For further details see Investment Debt Securities by Rating on page 68 in our 2019 Form 10-K. Except for PLMBS, we have never taken an impairment charge on our investment securities.

Our PLMBS are predominantly variable rate securities rated below investment grade (BBB). There were no material changes in overall credit quality since December 31, 2019, nor have we acquired any new PLMBS. We last had a credit loss on PLMBS in 2012. We currently have unrealized gains on these securities as their market values have improved from the impaired values and subsequent to 2012 we began to accrete expected increases in cash flow on these securities back into interest income. For further details see Note 5 - Investment Debt Securities to the financial statements.

Unsecured Short-Term Investments

See Unsecured Short-Term Investments on page 70 in our 2019 Form 10-K for further details on our unsecured short-term investments as well as policies and procedures to limit and monitor our unsecured credit risk exposure.

The following table presents the credit ratings of our unsecured investment counterparties, organized by the domicile of the counterparty or, where the counterparty is a U.S. branch or agency office of a foreign commercial bank, by the domicile of the counterparty's parent. This table does not reflect the foreign sovereign government's credit rating. The rating used was the lowest rating among the three largest NRSROs.The unsecured investment credit exposure presented in the table may not reflect the average or maximum exposure during the period as the table reflects only the balances at period end.

As of March 31, 2020	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$1,530	$1,530
Fed Funds Sold	—	1,250	1,250
Total Domestic U.S.	—	2,780	2,780
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Canada	—	2,125	2,125
Finland	300	—	300
France	—	1,600	1,600
Japan	—	700	700
Netherlands	—	700	700
Norway	500	—	500
Switzerland	—	170	170
Total U.S. branches and agency offices of foreign commercial banks	800	5,295	6,095
Total unsecured credit exposure	$800	$8,075	$8,875

All $8.875 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of March 31, 2020
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$5	$(4)	$—	$1
BBB	33	(33)	—	—
Cleared derivatives	23	—	583	606
Overcollateralized liability positions -
Bilateral derivatives -
AA	(31)	32	—	1
A	(542)	555	—	13
BBB	(419)	423	—	4
Nonmember counterparties	(931)	973	583	625
Member institutions	32	—	—	32
Total	$(899)	$973	$583	$657

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

Margin and Capital Requirements for Covered Swap Entities.

On April 9, 2020, the Commodities Futures Trading Commission (CFTC) issued a final rule, effective May 11, 2020, to amend its rules requiring minimum margin and capital requirements for uncleared swaps for covered swap entities for which there is no prudential regulator by extending the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an average daily aggregate notional amount of non-cleared swaps between $8 billion and $50 billion. We do not expect this final rule to materially affect our financial condition or results of operations.

FHFA Final Rule on Stress Testing.

On March 24, 2020, the FHFA issued a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA). The final rule: (i) raises the minimum threshold for entities regulated by the FHFA to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (ii) removes the requirements for FHLBs to conduct stress testing; and (iii) removes the adverse scenario from the list of required scenarios. FHLBs are currently excluded from this regulation because no FHLB has total consolidated assets over $250 billion, but the FHFA reserved its discretion to require an FHLB with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the FHFA’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) stress testing requirements, as amended by EGRRCPA.

The results of our most recent annual severely adverse economic conditions stress test were published to our public website on November 15, 2019. This rule will eliminate these stress testing requirements for the Bank, unless the FHFA exercises its discretion to require stress testing in the future. We do not expect this rule will have a material effect on our financial condition or results of operations.

FDIC Brokered Deposits Restrictions.

Federal Deposit Insurance Corporation (FDIC) announced a proposed rule, which was published in the Federal Register on February 10, 2020, to amend its brokered deposits restrictions that apply to less than well capitalized insured depository institutions. The FDIC states that the proposed amendments are intended to modernize its brokered deposit regulations and would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. By creating a new framework for analyzing certain provisions of the “deposit broker” definition, including shortening the list of activities considered “facilitating” and expanding the scope of the “primary purpose” exception, the proposed rule would narrow the definition of “deposit broker” and exclude more deposits from treatment as “brokered deposits.” The proposed rule would also establish an application and reporting process with respect to the primary purpose exception.

If this rule is adopted as proposed, we do not expect it to materially affect our financial condition or results of operations. However, if adopted as proposed, the rule could affect the demand for certain Bank advance products, but the extent of the impact is uncertain.

FHLB Membership Request for Input.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Advisory Bulletin 2020-01 Federal Home Loan Bank Risk Management of Acquired Member Assets (AMA).

On January 31, 2020, the FHFA released guidance on risk management of acquired member assets. The guidance communicates the FHFA’s expectations with respect to an FHLB’s funding of its members through the purchase of eligible mortgage loans and includes expectations that an FHLB will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLB should ensure that the bank serves as a liquidity source for members, and an FHLB should ensure that its portfolio limits do not result in the FHLB’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The guidance sets forth the expectation that the board of an FHLB should set limits on the size and growth of portfolios and on acquisitions from a single participating financial institution. In addition, the guidance sets forth that the board of an FHLB should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations.

We currently monitor our AMA portfolio in accordance with many of the criteria set forth in the advisory bulletin and are working to comply with the requirements of the advisory bulletin on a timely basis. The advisory bulletin may limit our ability to provide secondary market mortgage liquidity to our PFI members under certain market conditions, including in the event of rapid growth of our AMA portfolio and/or a significant reduction in our advance levels.

 FHFA Supervisory Letter - Planning for LIBOR Phase-Out.

On September 27, 2019, the FHFA issued a Supervisory Letter (Supervisory Letter) to the FHLBs that the FHFA stated is designed to ensure the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provided that the FHLBs should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBs were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBs. The Supervisory Letter also directed the FHLBs to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBs were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021 by the deadlines specified in the Supervisory Letter, subject to limited exceptions granted by the FHFA for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.

As a result of the recent market volatility triggered in part by the COVID-19 pandemic, the FHLBs’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 has been extended from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the requirement to update pledged collateral certification reporting requirements was extended from March 31, 2020 to September 30, 2020.

As a result of this recent guidance, beginning July 1, 2020, we expect to suspend transactions in certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021. In addition, beginning July 1, 2020, we expect to no longer enter into consolidated obligation bonds and derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021. Pursuant to the FHFA’s prior guidance, the Bank has ceased entering into option embedded products that reference LIBOR, and has ceased purchasing investments that reference LIBOR and mature after December 31, 2021.

We continue to evaluate the potential impact of the Supervisory Letter and the related subsequent guidance on our financial condition and results of operations, but we may experience lower overall demand or increased costs for our advances, which in turn may negatively impact the future composition of our balance sheet, capital stock levels, primary mission asset ratio, and net income.

Legislative and Regulatory Developments Related to COVID-19 Pandemic.

FHFA Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLB Advances.

On April 23, 2020, the FHFA issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBs to accept PPP loans as collateral for advances as “Agency Securities”, given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance.  On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBs as collateral.  The PPP Supervisory Letter establishes a series of conditions under which the FHLBs may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and specified pledge dollar limits.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

We have reviewed the PPP Supervisory Letter and decided to accept PPP loans as collateral.  On April 23, 2020, following the FHFA's issuance of the PPP Supervisory Letter, we issued a member communication detailing the terms on which the Bank would accept such collateral.  We currently do not expect the PPP Supervisory Letter to have a material effect on our financial condition or results of operations.

Coronavirus Aid, Relief, and Economic Security (CARES) Act.

The CARES Act was passed by the Senate on March 25, 2020 and by the House on March 27, 2020, and the President signed it into law the same day. The $2.2 trillion package is the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

•	Assistance to businesses, states, and municipalities.

•	Creates a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives.

•	Provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act.

•	Direct payments to eligible taxpayers and their families.

•	Expands eligibility for unemployment insurance and payment amounts.

•	Mortgage forbearance provisions and a foreclosure moratorium.

Funding for the PPP, which was created by the CARES Act, was increased on April 24, 2020 with the enactment of the Paycheck Protection Program and Healthcare Enhancement Act. Additional phases of the CARES Act or other COVID-19 relief legislation may be enacted by Congress. We are evaluating the potential impact of the CARES Act on our business, including: its impact to the U.S. economy, which is unknown; the impact of SBA loans as a source of collateral on our advances; impacts to mortgages held or serviced by our members and that we accept as collateral; and impacts on our MPF Loans portfolio.

Additional COVID-19 Legislative and Regulatory Developments.

In light of the COVID-19 pandemic, governmental agencies, including the SEC, Office of the Comptroller of the Currency, Federal Reserve Board, FDIC, National Credit Union Association, CFTC and the FHFA, as well as state governments and agencies, have taken actions to provide various forms of relief from and guidance regarding the financial, operational, credit, market and other effects of the pandemic, some of which may have a direct or indirect impact on us and/or our members. Many of these actions are temporary in nature. We are monitoring these actions and guidance and evaluating their potential impact. For further discussion of the risks and potential risks relating to the COVID-19 pandemic, see Item 1.A. Risk Factors, starting on page 63 of this Form 10-Q.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Asset/Liability Management Committee provides oversight of our risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. The table below reflects the expected change in market value of equity for the stated increase or decrease in interest rates based on our models and related loss limit for each scenario established in the policy.

	March 31, 2020		December 31, 2019
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$(12)	$(450)	$199	$(450)
-100 bp	(5)	(200)	58	(200)
-50 bp	(1)	(90)	29	(90)
-25 bp	29	(45)	15	(45)
+25 bp	33	(45)	(20)	(45)
+50 bp	72	(90)	(46)	(90)
+100 bp	167	(200)	(107)	(200)
+200 bp	260	(450)	(243)	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of March 31, 2020	$1	$1	$(7)	(26)	$2
As of December 31, 2019	(1)	(2)	(3)	(22)	2

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

As of March 31, 2020, our sensitivity to changes in implied volatility using these models was $1 million. At December 31, 2019, our sensitivity to changes in implied volatility was $(2) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Duration of equity is another measure to express interest rate sensitivity. We report the results of our duration of equity calculations to the FHFA each quarter. We measure duration of equity in a base case using the actual yield curve as of a specified date and then shock it with an instantaneous shift of the entire curve. The following table presents the duration of equity reported by us to the FHFA in accordance with the FHFA's guidance, which prescribes that down and up interest-rate shocks equal 200 basis points. The results are shown in years of duration equity. The shortening of duration of equity compared with year end was primarily due to the increased prepayment projection from the lower primary mortgage rate modeling. The impact of the COVID-19 pandemic on the markets and the economy is expected to increase our duration of equity in the second half of the year.

	Duration of equity in years
Scenario as of	Down 200 bps	Base	Up 200 bps
March 31, 2020	1.6	(2.1)	(0.3)
December 31, 2019	2.2	1.2	2.4

As of March 31, 2020, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $145 million, and our market value of equity to book value of equity ratio was 103%, compared to $266 million and 105% at December 31, 2019. The 2% drop in our market value of equity to book value of equity ratio is partly due to the mortgage spread widening on our MPF Loan portfolio, and partly due to our cost of debt spread widening from our advances portfolio. The COVID-19 pandemic caused disruption in the financial markets which resulted in spreads widening. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 81 of our 2019 Form 10-K.

Federal Home Loan Bank of Chicago

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of the litigation relating to private label MBS bonds purchased by the Bank, see Item 3. Legal Proceedings on page 30 of our 2019 Form 10-K.
The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

Item 1A. Risk Factors.

The ongoing coronavirus disease 2019 (COVID-19) pandemic, its impact on the economy and markets, and the government measures intended to prevent its spread and mitigate its economic and market impact, could have a material adverse effect on our business, results of operations, and financial condition.

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The international outbreak has led governments and other authorities around the world, including U.S. federal, state and local authorities, to impose measures intended to control its spread and minimize its impact, including restrictions on business operations, shelter-in-place orders, and fiscal and monetary policies and actions.

The COVID-19 pandemic has caused, and is likely to continue to cause, significant volatility and disruption in the international and U.S. financial markets and increased unemployment levels. Our business and results of operations are sensitive to the U.S. housing and mortgage markets, as well as international, domestic and district-specific markets and other economic conditions. Adverse economic trends, including the mortgage lending sector and residential real estate sector, as a result of the impact of the COVID-19 pandemic have and/or could: reduce the value of collateral pledged to secure member credit; increase credit losses, including as a result of increased forbearances granted by Bank members and PFIs to borrowers, or as a result of mortgage servicer failures; reduce the fair value of the Bank’s investments; adversely affect demand for Bank products and FHLB debt; affect our ability to maintain an appropriate liquidity and funding balance between our financial assets and liabilities; and cause our derivative or Federal Fund counterparties, or our counterparties for securities purchased under agreements to resell, to fail to meet their obligations to us. The effects of the COVID-19 pandemic on economic and market conditions may continue to increase demands on our liquidity as we strive to meet member demand, while its impact on overall funding costs may continue to cause compression in net interest margin if returns on our liquidity asset portfolio also decline. If economic and market conditions continue to deteriorate, the Bank’s financial condition, results of operation, ability to pay dividends, meet dividend guidance or projections, or redeem or repurchase capital stock could be adversely impacted.

To mitigate the adverse economic conditions caused by the COVID-19 pandemic, the U.S. federal government and its agencies have instituted various legislative, fiscal, and monetary policies and actions. Any federal government actions and policies, including Federal Reserve rate cuts implemented in connection with the COVID-19 pandemic, may directly and indirectly influence interest rates on the Bank’s assets and liabilities, the cost or demand for FHLB debt or advances, or prepayment on our MPF Loans and investments with associated reinvestment risks, which could adversely affect our financial condition, results of operations, and ability to pay dividends. Moreover, new or modified legislation enacted by Congress or regulations or guidance adopted by the FHFA or other agencies could have a negative effect on our and our members’ ability to conduct business or the costs of doing business.

The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. There is uncertainty in the scope and duration of the pandemic, the continued effectiveness of our business continuity plan (which currently primarily leverages work-from-home arrangements that are dependent on third party providers of phone and internet services that vary by worker), the direct and indirect impact on our workforce, our members, our counterparties and service providers, as well as other market participants, and governmental authorities and other third parties’ actions taken in response to the COVID-19 pandemic. Adverse developments with respect to any of these factors could have a material adverse impact on the Bank’s financial condition and results of operation.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 18 in our 2019 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

Federal Home Loan Bank of Chicago

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

Federal Home Loan Bank of Chicago

Item 6. Exhibits.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

PMI: Primary Mortgage Insurance.

RCAP: Reduced Capitalization Advance Program.

Recorded Investment: Recorded investment in a loan is its amortized cost plus related accrued interest receivable, if any. Recorded investment is not net of an allowance for credit losses but is net of any direct charge-off on a loan. Amortized cost is defined as either the amount funded or the cost to purchase MPF Loans. Specifically, the amortized cost includes the initial fair value amount of the delivery commitment as of the purchase or settlement date, agent fees (i.e., market risk premiums or discounts paid to or received from PFIs), if any, subsequently adjusted, if applicable, for accretion, amortization, collection of cash, charge-offs, and cumulative basis adjustments related to fair value hedges.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		Name:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	May 13, 2020	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 13, 2020	(Principal Financial Officer and Principal Accounting Officer)

S-1