Form 10-Q
period 2020-06-30
Federal Home Loan Bank of Chicago
filed 2020-08-06
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, including mandatorily redeemable capital stock, registrant had 21,253,299 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

									June 30, 2020	December 31, 2019
Assets
Cash and due from banks									$48	$29
Interest bearing deposits									1,255	1,680
Federal Funds sold									4,971	7,356
Securities purchased under agreements to resell									3,500	6,750
Investment debt securities -
Trading,	649	and	432	pledged					5,971	4,648
Available-for-sale									18,640	16,067
Held-to-maturity,		1,887		and	2,615	fair value			1,668	2,381
Investment debt securities									26,279	23,096
Advances,	1,881		and	2,808	carried at fair value				49,250	50,508
MPF Loans held in portfolio, net of					(4)	and	(1)	allowance for credit losses	10,947	10,000
Derivative assets									34	6
Other assets,		130	and	83	carried at fair value
net of		(7)	and	—	allowance for credit losses				447	402
Assets									$96,731	$99,827

Liabilities
Deposits -
Noninterest bearing									$455	$184
Interest bearing,		24	and	15	from other FHLBs				1,010	663
Deposits									1,465	847
Consolidated obligations, net -
Discount notes,		11,498	and	17,966		carried at fair value			37,440	41,675
Bonds,	1,867	and	7,984	carried at fair value					51,760	50,474
Consolidated obligations, net									89,200	92,149
Derivative liabilities									24	14
Affordable Housing Program assessment payable									80	84
Mandatorily redeemable capital stock									289	324
Other liabilities									326	955
Liabilities									91,384	94,373
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,			13	and	13	million shares issued and outstanding			1,323	1,337
Class B2 membership stock,				5	and	4	million shares issued and outstanding		514	376
Capital stock - putable,				$100	and	$100	par value per share		1,837	1,713
Retained earnings - unrestricted									3,274	3,197
Retained earnings - restricted									599	573
Retained earnings									3,873	3,770
Accumulated other comprehensive income (loss) (AOCI)									(363)	(29)
Capital									5,347	5,454
Liabilities and capital									$96,731	$99,827

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Income (unaudited)
(U.S. Dollars in millions)

Three months ended June 30,	Six months ended June 30,
2020	2019	2020	2019
Interest income	$347	$703	$912	$1,389
Interest expense	209	587	628	1,155
Net interest income	138	116	284	234
Provision for (reversal of) credit losses	4	—	6	—
Net interest income after provision for (reversal of) credit losses	134	116	278	234

Noninterest income -
Trading securities	(25)	15	62	23
Derivatives and hedging activities	(21)	(24)	(159)	(26)
Instruments held under fair value option	36	17	76	19
MPF fees,	8	,	6	,	16	and	13	from other FHLBs	15	9	25	17
Other, net	4	4	7	6
Noninterest income	9	21	11	39

Noninterest expense -
Compensation and benefits	35	27	71	55
Nonpayroll operating expenses	26	23	46	43
COVID-19 Relief Program	19	—	19	—
Other	5	2	6	4
Noninterest expense	85	52	142	102

Income before assessments	58	85	147	171

Affordable Housing Program	6	9	15	18

Net income	$52	$76	$132	$153

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$52	$76	$132	$153

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	347	(17)	(284)	(19)
Noncredit OTTI held-to-maturity debt securities	5	7	9	13
Net unrealized gain (loss) cash flow hedges	(4)	(11)	(48)	(13)
Postretirement plans	—	1	(11)	5
Other comprehensive income (loss)	348	(20)	(334)	(14)

Comprehensive income	$400	$56	$(202)	$139

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
March 31, 2020	15	$1,528	4	$426	$3,233	$589	$3,822	$(711)	$5,065
Comprehensive income					42	10	52	348	400
Proceeds from issuance of capital stock	4	405	—	18					423
Repurchases of capital stock	—	—	(5)	(540)					(540)
Transfers between classes of capital stock	(6)	(610)	6	610
Partial recovery of prior capital distribution to FICO - see Note 11					19		19		19
Cash dividends - class B1					(18)		(18)		(18)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(2)		(2)		(2)
Class B2 annualized rate				2.25%
Total change in period, excl. cumulative effect	(2)	(205)	1	88	41	10	51	348	282
June 30, 2020	13	$1,323	5	$514	$3,274	$599	$3,873	$(363)	$5,347

December 31, 2019	13	$1,337	4	$376	$3,197	$573	$3,770	$(29)	$5,454
Cumulative effect adjustment on new accounting standards - see Note 2					(7)		(7)		(7)
Comprehensive income					106	26	132	(334)	(202)
Proceeds from issuance of capital stock	11	1,133	—	18					1,151
Repurchases of capital stock	—	—	(10)	(1,026)					(1,026)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(1)					(1)
Transfers between classes of capital stock	(11)	(1,147)	11	1,147
Partial recovery of prior capital distribution to FICO - see Note 11					19		19		19
Cash dividends - class B1					(38)		(38)		(38)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(3)		(3)		(3)
Class B2 annualized rate				2.25%
Total change in period, excl. cumulative effect	—	(14)	1	138	84	26	110	(334)	(100)
June 30, 2020	13	$1,323	5	$514	$3,274	$599	$3,873	$(363)	$5,347

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	Total	AOCI	Total
March 31, 2019	14	$1,366	3	$294	$3,080	$528	$3,608	$61	$5,329
Comprehensive income					61	15	76	(20)	56
Proceeds from issuance of capital stock	8	842	—	12					854
Repurchases of capital stock	—	—	(8)	(827)					(827)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(9)	—	—					(9)
Transfers between classes of capital stock	(8)	(805)	8	805
Cash dividends - class B1					(20)		(20)		(20)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(1)		(1)		(1)
Class B2 annualized rate				2.25%
Total change in period, excl. cumulative effect	—	28	—	(10)	40	15	55	(20)	53
June 30, 2019	14	$1,394	3	$284	$3,120	$543	$3,663	$41	$5,382

December 31, 2018	15	$1,476	2	$222	$3,023	$513	$3,536	$55	$5,289
Cumulative effect adjustment					16		16		16
Comprehensive income					123	30	153	(14)	139
Proceeds from issuance of capital stock	14	1,454	—	12					1,466
Repurchases of capital stock	—	—	(14)	(1,476)					(1,476)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(9)	—	(1)					(10)
Transfers between classes of capital stock	(15)	(1,527)	15	1,527
Cash dividends - class B1					(40)		(40)		(40)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(2)		(2)		(2)
Class B2 annualized rate				2.13%
Total change in period, excl. cumulative effect	(1)	(82)	1	62	81	30	111	(14)	77
June 30, 2019	14	$1,394	3	$284	$3,120	$543	$3,663	$41	$5,382

The accompanying notes are an integral part of these financial statements (unaudited).

Federal Home Loan Bank of Chicago

Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

Six months ended June 30,	2020	2019
Operating	Net cash provided by (used in) operating activities	$(2,013)	$(291)
Investing	Net change interest bearing deposits	425	(380)
Net change Federal Funds sold	2,385	(2,811)
Net change securities purchased under agreements to resell	3,250	350
Trading debt securities -
Sales	1,502	—
Proceeds from maturities and paydowns	252	1,502
Purchases	(3,025)	(1,993)
Available-for-sale debt securities -
Proceeds from maturities and paydowns	609	2,348
Purchases	(2,760)	(2,979)
Held-to-maturity debt securities -
Proceeds from maturities and paydowns	1,519	1,387
Purchases	(786)	(930)
Advances -
Principal collected	600,688	752,725
Issued	(598,601)	(750,899)
MPF Loans held in portfolio -
Principal collected	1,716	468
Purchases	(2,695)	(1,634)
Other investing activities	(9)	7
Net cash provided by (used in) investing activities	4,470	(2,839)
Financing	Net change deposits,	10	and	(14)	from other FHLBs	618	106
Discount notes -
Net proceeds from issuance	323,650	775,088
Payments for maturing and retiring	(327,833)	(773,405)
Consolidated obligation bonds -
Net proceeds from issuance	27,805	17,351
Payments for maturing and retiring	(26,743)	(15,961)
Capital stock -
Proceeds from issuance	1,151	1,466
Repurchases	(1,026)	(1,476)
Cash dividends paid	(41)	(42)
Other financing activities	(19)	2
Net cash provided by (used in) financing activities	(2,438)	3,129
Net increase (decrease) in cash and due from banks	19	(1)
Cash and due from banks at beginning of period	29	28
Cash and due from banks at end of period	$48	$27

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

See the Glossary of Terms starting on page 67 for the definitions of certain terms used herein.

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

Upon adoption, any difference between our existing and CECL allowance for credit losses was recognized as a cumulative effect adjustment to the opening balance of our retained earnings as of January 1, 2020. We recorded a cumulative effect adjustment to our opening balance of retained earnings of $(7) million, which related to Community First® Fund (the “Fund”) loans. We elected not to measure an allowance for credit losses on accrued interest receivable as we reverse accrued interest on a monthly basis in the event of an interest shortfall. We present accrued interest receivable separately from the amortized cost of loans and held to maturity (HTM) debt securities in Other assets on our statement of condition. An allowance for credit losses determination is not required because we recognize the reversal of interest on a monthly basis in the event of an interest shortfall.

The accounting for HTM and available for sale (AFS) debt securities changed on a prospective basis. Reversals of prior losses is permitted for HTM and AFS securities purchased after January 1, 2020. Such reversals are not permitted for HTM and AFS OTTI debt securities existing prior to January 1, 2020. Additionally, HTM and AFS debt securities will have their own allowance for credit losses. HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. In assessing whether a credit loss exists on an impaired security, we consider whether there is expected to be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, we compare the present value of cash flows expected to be collected from the security with the amortized cost of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. Prior to January 1, 2020, credit losses were recorded as a direct write-down of the HTM security carrying value. For securities classified as available-for-sale (AFS), we evaluate an individual security for impairment on a quarterly basis. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, we consider whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost basis, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited to the amount of the unrealized loss. If management intends to sell an AFS security in an unrealized loss position or more likely than not will be required to sell the security before expected recovery of its amortized cost, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date. If management does not intend to sell an AFS security, and it is not more likely than not that management will be required to sell the debt security, then the unrealized loss is recorded as net unrealized gains (losses) on AFS securities within other comprehensive income (loss) (OCI).

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following amendments to GAAP became effective March 12, 2020:

In March of 2020, the FASB issued Accounting Standards Update (ASU): Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). The amendments provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting.

Optional Expedients for Contract Modifications:

•	Includes replacement of reference rate and contract modifications to add or change fallback provisions.

•	Modifications of receivables or debt may be accounted for prospectively adjusting the effective interest rate.

•	Modifications do not require reassessment of whether embedded derivative should be bifurcated.

•	Election must be applied consistently for all eligible contracts.

Optional Expedients for Fair Value Hedges:

•	Change in benchmark rate is permitted. A change to the cumulative fair value basis adjustment may need to be recognized in current earnings.

•	Certain qualifying conditions for the shortcut method may be disregarded for the remainder of the fair value hedging relationship to continue the shortcut method.

•	The optional expedient may be elected on an individual hedging relationship basis.

Optional Expedients for Cash Flow Hedges:

•
The designated hedged risk may change for a forecasted transaction and we may continue to apply hedge accounting if the hedge remains highly effective. Certain criteria need to be met, for example, if the designated hedged interest rate risk is a rate that is affected by reference rate reform.

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

We are in the process of determining which optional expedients to elect as well as the timing and application of those elections. At this time we do not expect these elections to have a material financial statement impact.

Troubled Debt Restructuring Relief

On March 27, 2020, the Coronavirus, Aid, Relief, and Economic Security (CARES) Act was signed into law providing, among other things, optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs). Under the CARES Act, TDR relief is available to financial institutions for loan modifications related to the adverse effects of Coronavirus Disease 2019 (COVID-19) (COVID-related modifications) granted to borrowers that are current as of December 31, 2019. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States. In second quarter 2020, we elected to apply the TDR relief provided by the CARES Act.

As such, all COVID-related modifications meeting the provisions of the CARES Act will be excluded from TDR classification and accounting. COVID-related modifications that do not meet the provisions of the CARES Act will continue to be assessed for TDR classification under the Bank's existing accounting policy.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

There were no recently issued but not yet adopted accounting standards which may have an effect on our financial statements.

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest income -

Trading	$28	$21	$54	$38
Available-for-sale	75	129	215	254
Held-to-maturity	21	34	48	72
Investment debt securities	124	184	317	364

Advances interest income	132	359	368	717
Advances prepayment fees	13	3	15	3
Advances	145	362	383	720

MPF Loans held in portfolio	76	78	163	154
Federal funds sold and securities purchased under agreements to resell	1	70	39	137
Other	1	9	10	14

Interest income	347	703	912	1,389

Interest expense -

Consolidated obligations -
Discount notes	82	280	267	561
Bonds	123	300	351	579

Other	4	7	10	15

Interest expense	209	587	628	1,155

Net interest income	138	116	284	234
Provision for (reversal of) credit losses	4	—	6	—
Net interest income after provision for (reversal of) credit losses	$134	$116	$278	$234

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	June 30, 2020	December 31, 2019
U.S. Government & other government related	$5,961	$4,636
Residential MBS
GSE	9	11
Government guaranteed	1	1
Trading debt securities	$5,971	$4,648

The following table presents our gains and losses on trading debt securities recorded in Noninterest Income Other.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net unrealized gains (losses) on securities held at period end	$(29)	$15	$41	$12
Net realized gains (losses) on securities sold/matured during the period	4	—	21	11
Net gains (losses) on trading debt securities	$(25)	$15	$62	$23

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of June 30, 2020
U.S. Government & other government related	$1,580		$76	$(1)	$1,655
State or local housing agency	15		1	—	16
FFELP ABS	3,064		70	(22)	3,112
Residential MBS
GSE	13,833		36	(351)	13,518
Government guaranteed	299		9	—	308
Private label	29		3	(1)	31
Available-for-sale debt securities	$18,820		$195	$(375)	$18,640

As of December 31, 2019
U.S. Government & other government related	$749		$32	$—	$781
State or local housing agency	14		1	—	15
FFELP ABS	3,219		140	(7)	3,352
Residential MBS
GSE	11,600		19	(97)	11,522
Government guaranteed	352		10	—	362
Private label	29		6	—	35
Available-for-sale debt securities	$15,963		$208	$(104)	$16,067

[a]
Includes adjustments made to the cost basis of an investment for accretion, amortization, net charge-offs, fair value hedge accounting adjustments, and includes accrued interest receivable of $55 million and $57 million at June 30, 2020 and December 31, 2019.

We had no sales of AFS debt securities for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost	[a]	Non-credit OTTI Recognized in AOCI (Loss)	Net Carrying Amount	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of June 30, 2020
U.S. Government & other government related	$844		$—	$844	$31	$—	$875
State or local housing agency	2		—	2	—	—	2
Residential MBS
GSE	419		—	419	35	—	454
Government guaranteed	137		—	137	2	—	139
Private label	342		(76)	266	152	(1)	417
Held-to-maturity debt securities	$1,744		$(76)	$1,668	$220	$(1)	$1,887

As of December 31, 2019
U.S. Government & other government related	$1,129		$—	$1,129	$18	$(1)	$1,146
State or local housing agency	4		—	4	—	—	4
Residential MBS
GSE	788		—	788	31	—	819
Government guaranteed	167		—	167	2	—	169
Private label	378		(85)	293	184	—	477
Held-to-maturity debt securities	$2,466		$(85)	$2,381	$235	$(1)	$2,615

[a]	Includes adjustments made to the cost basis of an investment for accretion, amortization, and/or net charge-offs.

We had no sales of HTM debt securities for the periods presented.

Contractual Maturity Terms

The maturity of our AFS and HTM debt securities is detailed in the following table.

	Available-for-Sale		Held-to-Maturity
As of June 30, 2020	Amortized Cost Basis	Net Carrying Amount and Fair Value	Net Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$1	$1	$385	$386
Due after one year through five years	11	11	18	18
Due after five years through ten years	500	526	109	112
Due after ten years	1,083	1,133	334	361
ABS and MBS without a single maturity date	17,225	16,969	822	1,010
Total debt securities	$18,820	$18,640	$1,668	$1,887

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of June 30, 2020
U.S. Government & other government related	$58	$(1)	$2	$—	$60	$(1)
FFELP ABS	671	(1)	474	(21)	1,145	(22)
Residential MBS
GSE	5,198	(97)	6,980	(254)	12,178	(351)
Private label	—	—	4	(1)	4	(1)
Available-for-sale debt securities	$5,927	$(99)	$7,460	$(276)	$13,387	$(375)

As of December 31, 2019
U.S. Government & other government related	$44	$—	$2	$—	$46	$—
FFELP ABS	512	(7)	—	—	512	(7)
Residential MBS
GSE	3,426	(25)	4,412	(72)	7,838	(97)
Government guaranteed	1	—	—	—	1	—
Private label	—	—	5	—	5	—
Available-for-sale debt securities	$3,983	$(32)	$4,419	$(72)	$8,402	$(104)

Credit Loss Analysis

We recognized no credit losses on HTM or AFS debt securities for the periods presented. We do not intend to sell AFS securities and we believe it is more likely than not, that we will not be required to sell them prior to recovering their amortized cost. We expect to recover the entire amortized cost on these securities.

Accretion on Prior Years' Other-Than-Temporary Impairment

Increases in cash flows expected to be collected and recognized into interest income on prior years' credit related OTTI charges on AFS or HTM debt securities were $6 million and $7 million for the three months ended June 30, 2020 and 2019, and $12 million and $14 million for the six months ended June 30, 2020 and 2019.

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

As of June 30, 2020	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$16,312	0.56%
One to two years	3,537	1.80%
Two to three years	2,597	2.14%
Three to four years	9,568	0.65%	[a]
Four to five years	7,559	0.99%	[a]
More than five years	8,462	1.91%
Par value	$48,035	1.06%

[a]
The weighted average interest rate is relatively low when compared to other categories due to a majority of advances in this category consisting of variable rate advances, which reset periodically at market prevailing interest rates, and to a lesser extent fixed rate advances issued in a low rate environment.

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	June 30, 2020	December 31, 2019
Par value	$48,035	$50,122
Fair value hedging adjustments	1,098	344
Other adjustments	117	42
Advances	$49,250	$50,508

The following advance borrowers exceeded 10% of our advances outstanding:

As of June 30, 2020	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	22.9%
The Northern Trust Company	7,424		15.5%

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

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

As of	June 30, 2020	December 31, 2019
Medium term (15 years or less)	$1,253	$856
Long term (greater than 15 years)	9,499	8,974
Unpaid principal balance	10,752	9,830
Net premiums, credit enhancement, and/or deferred loan fees	186	163
Fair value and economic hedging adjustments	13	8
MPF Loans held in portfolio, before allowance for credit losses	10,951	10,001
Allowance for credit losses on MPF Loans	(4)	(1)
MPF Loans held in portfolio, net	$10,947	$10,000

Conventional mortgage loans	$9,857	$8,919
Government Loans	895	911
Unpaid principal balance	$10,752	$9,830

The above table excludes MPF Loans acquired under the MPF Xtra®, MPF Direct, and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2019 Form 10-K for information related to the accounting treatment of these off balance sheet MPF Loan products.

COVID-19 Forbearance

Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for troubled debt restructurings (TDRs) for certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. We have elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act, however we have not yet made any such modifications to loans outstanding as of June 30, 2020.

Our Servicers may grant a forbearance period to borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request.  We continue to apply our accounting policy for past due loans and charge-offs to loans during the forbearance period whether it be formal or informal.  The accrual status for loans under forbearance will be driven by the past due status of the loan as the legal terms of the contractual arrangement have not been modified.

As of June 30, 2020, there were $196 million in unpaid principal balance (UPB) of conventional loans in a forbearance plan as a result of COVID-19.  $19 million in UPB of these conventional loans in forbearance had a current payment status, $70 million were 30 to 59 days past due, $99 million were 60 to 89 days past due, and $9 million were greater than 90 days past due and in nonaccrual payment status.  The $196 million of conventional loans in forbearance represents 2% of our MPF Loans held in portfolio at June 30, 2020.

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

•	Credit risk mitigation efforts such as collateral reviews to confirm the collateral meets eligibility requirements and ongoing monitoring to verify the sufficiency of collateral to advance exposure;

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

The COVID-19 pandemic has resulted in a weak labor market and weak overall economic conditions that have affected and are expected to continue to affect borrowers across our conventional MPF Loans, and significant judgment is required to estimate the severity and duration of the current economic downturn, as well as its potential impact on borrower defaults and loss severities. In particular, macroeconomic conditions and forecasts regarding the duration and severity of the economic downturn caused by the COVID-19 pandemic have been rapidly changing and remain highly uncertain, and it is difficult to predict exactly how borrower behavior will be impacted by these changes in economic conditions. The effectiveness of government support, customer relief and enhanced unemployment benefits should act as mitigants to credit losses, but the extent of the mitigation impact remains uncertain. Subsequent changes to this forecast and related estimates will be reflected in the provision for credit losses in future periods.

Our second quarter 2020 estimates include a significant increase in unemployment, although actual results could differ from the estimates and assumptions in our models. At this time, given the unknown duration of the pandemic and unprecedented nature of the availability of forbearances, we have determined loan payment status based on the borrower’s last payment, and therefore do not assume any benefit associated with the possibility of the borrower to completing the forbearance and becoming current on the loan.

Our allowance for credit losses considers the risk sharing structure of conventional MPF loans held in portfolio. For further detail of our MPF Risk Sharing Structure see page F-28 in our 2019 Form 10-K. There has been no material activity in our allowance for credit losses for the six months ended June 30, 2020 or 2019.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our MPF Loans by our key Credit Quality Indicators, as further described on page F-29 in our 2019 Form 10-K. The recorded investment at December 31, 2019 includes accrued interest receivable whereas the amortized cost at June 30, 2020 excludes accrued interest receivable. See COVID-19 Forbearance in Note 7 – MPF Loans Held in Portfolio for more information on how the forbearance impacts the accounting for the below credit quality indicators.

	June 30, 2020			December 31, 2019
	Amortized Cost by Origination Year			Recorded Investment
	2016 to 2020	Prior to 2016	Total
Past due 30-59 days	$109	$40	$149	$82
Past due 60-89 days	106	26	132	19
Past due 90 days or more	21	25	46	28
Past due	236	91	327	129
Current	8,653	1,061	9,714	8,994
Total	$8,889	$1,152	$10,041	$9,123

	June 30, 2020			December 31, 2019
	Amortized Cost			Recorded Investment
As of	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$10	$5	$15	$10	$4	$14
Serious delinquency rate	0.48%	1.91%	0.60%	0.31%	1.67%	0.44%
Past due 90 days or more and still accruing interest	$5	$16	$21	$4	$16	$20
Loans on nonaccrual status	62	—	62
Loans on nonaccrual status with no allowance for credit losses	31	—	31
Loans without an allowance for credit losses and on nonaccrual status				29	—	29
Unpaid principal balance of impaired loans without an allowance for credit losses				31	—	31

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

We did not establish an allowance for credit losses for our unsecured overnight interest bearing deposits or Federal Funds sold as of June 30, 2020 since all Federal Funds sold were repaid and all unsecured overnight interest bearing deposits were returned according to their contractual terms.

We invest in overnight securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs. Securities purchased under agreements to resell are secured by marketable securities held by a third-party custodian and collateral is adjusted daily to ensure full collateral coverage. For securities purchased under an agreement to resell, we use the collateral maintenance provision practical expedient, which allows expected credit losses to be measured based on the difference between fair value of the collateral and the investment's amortized cost provided the borrower is expected to replenish the collateral in accordance with the contractual terms. If the credit markets experience disruptions and as a result, one of our counterparties becomes insolvent or otherwise defaults on their obligations to us and the collateral is insufficient to cover our exposure, we may suffer a credit loss. We did not record credit losses for

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

our securities purchased under an agreement to resell portfolio segment since the entire portfolio was not adversely classified and sufficient collateral existed as of June 30, 2020. We also did not establish an allowance for credit losses for overnight securities purchased under an agreement to resell as of June 30, 2020 since overnight securities purchased under agreements to resell were paid according to their contractual terms.

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

As of June 30, 2020 we had $45 million in Fund loans outstanding, unchanged from $45 million at December 31, 2019. We had no allowance as of December 31, 2019, under the pre-CECL accounting policy, as we had not incurred any credit losses to that date. Under CECL effective January 1, 2020, we are recording allowances for credit losses on an expected basis over the life of the loans, although as of June 30, 2020, all Fund loans were current, and none were past due or on nonaccrual status. Our allowance for credit losses on Fund loans was $7 million at June 30, 2020.

Municipal Securities and Standby Bond Purchase Agreements

We invest in municipal securities consisting of Housing Finance Authority (HFA) securities and off balance sheet Standby Bond Purchase Agreements (SBPAs) with these authorities. Nearly all of the securities were classified as AFS, only a de minimis amount were HTM. We review the ratings of the HFA securities and the corresponding Moody’s Default Balance to determine potential credit exposure. Our municipal securities are rated above BBB, and no credit losses were expected for HFA securities and SBPAs at June 30, 2020.

PLMBS

We invested in senior tranches of Private Label Mortgage Backed Securities (PLMBS) that are classified as Prime, Alt-A, or Subprime. The majority of PLMBS are HTM. The HTM PLMBS are subject to the forward-looking model of CECL through the analysis of projected cash flows. The projected cash flows exceed the amortized cost of our PLMBS, and consequently, there was no additional allowance for credit losses for these PLMBS during the second quarter of 2020. We assess an HTM separately from AFS PLMBS. We assess an AFS PLMBS for credit losses whenever its fair value is less than its amortized cost as of the reporting date.

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

As of June 30, 2020, 6% of our private-label MBS (AFS and HTM combined) were rated single-A, or above, by a nationally recognized statistical rating organization and the remaining securities were either rated less than single-A, or were unrated; unchanged from 6% at December 31, 2019.

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

Accrued interest receivable

As permitted under the new CECL accounting standard, we elected to present accrued interest receivable separately for loans and HTM debt securities which are carried at amortized cost. We also elected not to measure an allowance for credit losses on accrued interest receivables as we reverse accrued interest on a monthly basis in the event of an interest shortfall.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial Instrument Type	June 30, 2020	December 31, 2019
Total MPF Loans held in portfolio	$56	$52
HTM securities	7	11
Interest bearing deposits	—	2
Advances	43	83
Other	—	1
Accrued interest receivable	$106	$149

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

Managing Interest Rate Risk

We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate. Our cash flow hedge strategy is to hedge the variability in the total proceeds received from rolling forecasted zero-coupon discount note issuance, attributable to changes in the benchmark interest rate, by entering into pay-fixed interest rate swaps.

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. We may also use economic hedges when hedge accounting is not permitted or hedge effectiveness is not achievable.

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. As of June 30, 2020, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value in our 2019 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been $1 million at June 30, 2020.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2019 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $649 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at June 30, 2020. Additionally, an FCM may

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at June 30, 2020.

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

	June 30, 2020			December 31, 2019
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$38,433	$84	$1,116	$38,509	$76	$257
Derivatives not in hedge accounting relationships-
Interest rate contracts	24,520	161	198	36,404	110	89
Other	5,331	20	22	1,122	2	1
Derivatives not in hedge accounting relationships	29,851	181	220	37,526	112	90
Gross derivative amount before netting adjustments and cash collateral	$68,284	265	1,336	$76,035	188	347
Netting adjustments and cash collateral		(231)	(1,312)		(182)	(333)
Derivatives on statements of condition		$34	$24		$6	$14
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$1,103			$187
Cash collateral received and related accrued interest	21			35

The following table presents the noninterest income - derivatives and hedging activities as presented in the statements of income.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2020	2019	2020	2019
Economic hedges -
Interest rate contracts	$(11)	(30)	$(159)	(35)
Other	(10)	3	(4)	5
Economic hedges	(21)	(27)	(163)	(30)
Variation margin on daily settled cleared derivatives	—	3	4	4
Noninterest income - Derivatives and hedging activities	$(21)	$(24)	$(159)	$(26)

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

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of June 30, 2020
Derivatives with legal right of offset -
Gross recognized amount	$95	$151	$246	$1,177	$139	$1,316
Netting adjustments and cash collateral	(91)	(140)	(231)	(1,173)	(139)	(1,312)
Derivatives with legal right of offset - net	4	11	15	4	—	4
Derivatives without legal right of offset	19	—	19	20	—	20
Derivatives on statements of condition	23	11	34	24	—	24
Net amount	$23	$11	$34	$24	$—	$24

As of December 31, 2019
Derivatives with legal right of offset -
Gross recognized amount	$129	$57	$186	$281	$65	$346
Netting adjustments and cash collateral	(127)	(55)	(182)	(279)	(54)	(333)
Derivatives with legal right of offset - net	2	2	4	2	11	13
Derivatives without legal right of offset	2	—	2	1	—	1
Derivatives on statements of condition	4	2	6	3	11	14
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	11	11
Net amount	$4	$2	$6	$3	$—	$3

At June 30, 2020, we had $649 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs for initial margin, which exceeded our derivative position. We had $421 million of comparable exposure at December 31, 2019.

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

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Three months ended June 30, 2020
Available-for-sale debt securities	$(80)	$28	$(52)
Advances	(63)	38	(25)
Consolidated obligation bonds	31	5	36
Total	$(112)	$71	$(41)
Three months ended June 30, 2019
Available-for-sale debt securities	$(319)	$311	$(8)
Advances	(179)	189	10
Consolidated obligation bonds	128	(149)	(21)
Total	$(370)	$351	$(19)
Six months ended June 30, 2020
Available-for-sale debt securities	$(1,338)	$1,299	$(39)
Advances	(793)	753	(40)
Consolidated obligation bonds	283	(240)	43
Total	$(1,848)	$1,812	$(36)
Six months ended June 30, 2019
Available-for-sale debt securities	$(523)	$504	$(19)
Advances	(273)	295	22
Consolidated obligation bonds	232	(277)	(45)
Total	$(564)	$522	$(42)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items. The line for MPF Loans held for portfolio relates to discontinued closed fair value hedges that are being amortized over the remaining life of the loans, as of June 30, 2020 we did not have any active fair value hedges on our MPF Loans.

As of June 30, 2020	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Advances	$14,336	$1,095	$—	$1,095
Available-for-sale securities	13,861	1,948	—	1,948
MPF Loans held for portfolio	617	—	11	11
Consolidated obligation bonds	12,141	319	(26)	293

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

For cash flow hedges the entire change in the fair value of the hedging instrument is recorded in AOCI and reclassified into earnings (net interest income) as the hedged item affects earnings. Hedge effectiveness testing is performed to determine whether hedge accounting is qualified.

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 10 years. We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $4 million as of June 30, 2020.

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

	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Three months ended June 30, 2020
Discount notes	$(10)	$(5)
Bonds	—	(1)
Total	$(10)	$(6)
Three months ended June 30, 2019
Discount notes	$(19)	$(7)
Bonds	—	(1)
Total	$(19)	$(8)
Six months ended June 30, 2020
Discount notes	$(58)	$(9)
Bonds	—	(1)
Total	$(58)	$(10)
Six months ended June 30, 2019
Discount notes	$(32)	$(18)
Bonds	—	(1)
Total	$(32)	$(19)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2020	December 31, 2019
Consolidated obligation discount notes - carrying amount	$37,440	$41,675
Consolidated obligation discount notes - par amount	37,452	41,770
Weighted Average Interest Rate	0.29%	1.61%

The following table presents maturities and weighted average interest rates on our consolidated obligation bonds, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of June 30, 2020	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$30,412	0.38%	$37,510
One to two years	7,116	1.24%	7,509
Two to three years	4,722	2.21%	3,781
Three to four years	1,651	2.05%	1,085
Four to five years	2,621	1.60%	1,194
Thereafter	4,948	2.82%	391
Total par value	$51,470	1.02%	$51,470

The following table presents consolidated obligation bonds outstanding by call feature:

As of	June 30, 2020	December 31, 2019
Noncallable	$41,270	$35,556
Callable	10,200	14,842
Par value	51,470	50,398
Fair value hedging adjustments	293	53
Other adjustments	(3)	23
Consolidated obligation bonds	$51,760	$50,474

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2020, and December 31, 2019. See Note 16 - Commitments and Contingencies in our 2019 Form 10-K for further details.

	June 30, 2020			December 31, 2019
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$524,076	$391,677	$915,753	$620,942	$404,953	$1,025,895
FHLB Chicago as primary obligor	51,470	37,452	88,922	50,398	41,770	92,168
As a percent of the FHLB System	10%	10%	10%	8%	10%	9%

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

	June 30, 2020		December 31, 2019
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$3,869	$5,999	$3,993	$5,807
Total regulatory capital ratio	4.00%	6.20%	4.00%	5.82%
Leverage capital	$4,837	$8,997	$4,991	$8,710
Leverage capital ratio	5.00%	9.30%	5.00%	8.73%
Risk-based capital	$1,380	$5,999	$1,141	$5,807

Total regulatory capital and leverage capital includes mandatorily redeemable capital stock (MRCS) but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS):

As of June 30, 2020	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
One Mortgage Partners Corp.	$245	[a]	11.5%	$245
The Northern Trust Company	245		11.5%	—

[a]	One Mortgage Partners Corp. is a subsidiary of JPMorgan Chase Bank NA.

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On July 30, 2020 our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.25% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2020. This dividend totaled $25 million (recorded as $21 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on August 13, 2020. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

FICO Dissolution

The Competitive Equality Banking Act of 1987 was enacted in August 1987, which, among other things, provided for the recapitalization of the Federal Savings and Loan Insurance Corporation through a newly-chartered entity, the Financing Corporation (FICO). The capitalization of FICO was provided by capital distributions from the FHLBs to FICO in exchange for FICO nonvoting capital stock. Capital distributions were made by the FHLBs in 1987, 1988 and 1989 that aggregated to $680 million. Upon passage of the Financial Institutions Reform, Recovery and Enforcement Act of 1989, the FHLBs’ previous investment in capital stock of FICO was determined to be non-redeemable and the FHLBs charged-off their prior capital distributions to FICO directly against retained earnings.

In connection with the dissolution of FICO in July 2020, FICO determined that excess funds aggregating to $200 million were available for distribution to its stockholders, the FHLBs and FICO distributed these funds to the FHLBs in June 2020. Specifically, our partial recovery of prior capital distribution was $19 million, which was determined based on our share of the $680 million originally contributed to FICO. We treated the receipt of these funds as a return of our investment in FICO capital stock, and therefore as a partial recovery of the prior capital distributions we made to FICO in 1987, 1988, and 1989. These funds have been credited to unrestricted retained earnings in our Statements of Capital on page 6 and in Other Financing Activities in our Condensed Statements of Cash Flows on page 8.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Debt Securities	Held-to-maturity Debt Securities		Post-Retirement Plans	Total in AOCI
Three months ended June 30, 2020
Beginning balance	$(527)	$(81)	$(82)	$(21)	$(711)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	347	5	(10)	—	342
Amounts reclassified in period to statements of income:
Net interest income	—	—	6		6
Ending balance	$(180)	$(76)	$(86)	$(21)	$(363)
Three months ended June 30, 2019
Beginning balance	$209	$(108)	$(33)	$(7)	$61
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(17)	7	(19)	—	(29)
Amounts reclassified in period to statements of income:
Net interest income	—	—	8		8
Noninterest expense				1	1
Ending balance	$192	$(101)	$(44)	$(6)	$41

Six months ended June 30, 2020
Beginning balance	$104	$(85)	$(38)	$(10)	$(29)
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(284)	9	(58)	(12)	(345)
Amounts reclassified in period to statements of income:
Net interest income	—		10		10
Noninterest expense				1	1
Ending balance	$(180)	$(76)	$(86)	$(21)	$(363)
Six months ended June 30, 2019
Beginning balance	$211	$(114)	$(31)	$(11)	$55
Change in the period recorded to the statements of condition, before reclassifications to statements of income	(19)	13	(32)	4	(34)
Amounts reclassified in period to statements of income:
Net interest income	—	—	19		19
Noninterest expense				1	1
Ending balance	$192	$(101)	$(44)	$(6)	$41

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
June 30, 2020
Carried at amortized cost
Cash and due from banks	$48	$48	$48	$—	$—
Interest bearing deposits	1,255	1,255	1,255	—	—
Federal Funds sold and securities purchased under agreements to resell	8,471	8,471	—	8,471	—
Held-to-maturity debt securities	1,668	1,887	—	1,470	417
Advances	47,369	47,537	—	47,537	—
MPF Loans held in portfolio, net	10,919	11,163	—	11,157	6
Other assets	106	106	—	106	—
Carried at fair value on a recurring basis
Trading debt securities	5,971	5,971	—	5,971	—
Government related non-MBS, ABS, and MBS	18,609	18,609	—	18,609	—
Private label residential MBS	31	31	—	—	31
Available-for-sale debt securities	18,640	18,640	—	18,609	31
Advances - fair value option election	1,881	1,881	—	1,881	—
Derivative assets	34	34	—	265	—	$(231)
Other assets - held for sale at fair value	130	130	—	130	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	28	28	—	—	28
Financial assets	96,520	$97,151	$1,303	$95,597	$482	$(231)
Other non financial assets	211
Assets	$96,731
Carried at amortized cost
Deposits	$(1,465)	$(1,465)	$—	$(1,465)	$—
Consolidated obligation discount notes	(25,942)	(25,946)	—	(25,946)	—
Consolidated obligation bonds	(49,893)	(50,307)	—	(50,307)	—
Mandatorily redeemable capital stock	(289)	(289)	(289)	—	—
Other liabilities	(109)	(109)	—	(109)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(11,498)	(11,498)	—	(11,498)	—
Consolidated obligation bonds - fair value option	(1,867)	(1,867)	—	(1,867)	—
Derivative liabilities	(24)	(24)	—	(1,336)	—	$1,312
Financial liabilities	(91,087)	$(91,505)	$(289)	$(92,528)	$—	$1,312
Other non financial liabilities	(297)
Liabilities	$(91,384)

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting
December 31, 2019
Carried at amortized cost
Cash and due from banks	$29	$29	$29	$—	$—
Interest bearing deposits	1,680	1,680	1,680	—	—
Federal Funds sold and securities purchased under agreements to resell	14,106	14,106	—	14,106	—
Held-to-maturity debt securities	2,381	2,615	—	2,138	477
Advances	47,700	47,780	—	47,780	—
MPF Loans held in portfolio, net	9,995	10,189	—	10,183	6
Other assets	149	149	—	149	—
Carried at fair value on a recurring basis
Trading debt securities	4,648	4,648	—	4,648	—
Government related non-MBS, ABS, and MBS	16,032	16,032	—	16,032	—
Private label residential MBS	35	35	—	—	35
Available-for-sale debt securities	16,067	16,067	—	16,032	35
Advances - fair value option election	2,808	2,808	—	2,808	—
Derivative assets	6	6	2	186	—	$(182)
Other assets - held for sale at fair value	83	83	—	83	—
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	5	5	—	—	5
Other assets	1	1	—	—	1
Financial assets	99,658	$100,166	$1,711	$98,113	$524	$(182)
Other non financial assets	169
Assets	$99,827
Carried at amortized cost
Deposits	(847)	(847)	—	(847)	—
Consolidated obligation discount notes	(23,709)	(23,709)	—	(23,709)	—
Consolidated obligation bonds	(42,490)	(42,728)	—	(42,728)	—
Mandatorily redeemable capital stock	(324)	(324)	(324)	—	—
Other liabilities	(158)	(158)	—	(158)	—
Carried at fair value on a recurring basis
Consolidated obligation discount notes - fair value option	(17,966)	(17,966)	—	(17,966)	—
Consolidated obligation bonds - fair value option	(7,984)	(7,984)	—	(7,984)	—
Derivative liabilities	(14)	(14)	—	(347)	—	333
Financial liabilities	(93,492)	$(93,730)	$(324)	$(93,739)	$—	$333
Other non financial liabilities	(881)
Liabilities	$(94,373)

We had no transfers between levels for the periods shown.

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. Financial instruments for which we elected the fair value option along with their related fair value are shown on our Statements of Condition on page 3. Refer to our Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2019 Form 10-K for further details.

The following table presents the changes in fair values of financial assets and liabilities carried at fair value under the fair value option. These changes were recognized in noninterest income - instruments held under the fair value option in our statements of income.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Advances	$18	$24	$78	$34
Other assets	—	—	2	—
Discount notes	14	—	—	—
Consolidated obligation bonds	4	(7)	(4)	(15)
Noninterest income - Instruments held under fair value option	$36	$17	$76	$19

The following table reflects the difference between the aggregate UPB outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	June 30, 2020		December 31, 2019
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$1,762	$1,861	$2,768	$7,955
Fair value over (under) UPB	119	6	40	29
Fair value	$1,881	$1,867	$2,808	$7,984

Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	June 30, 2020				December 31, 2019
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$18,370	$6,455	[a]	$24,825	$18,077	$5,774	[a]	$23,851
MPF delivery commitments	2,630	—		2,630	615	—		615
Advance commitments	1,650	25		1,675	8	30		38
Housing authority standby bond purchase agreements	11	426		437	32	409		441
Unsettled consolidated obligation discount notes	—	—		—	750	—		750
Unsettled consolidated obligation bonds	14	—		14	81	—		81
Other	3	—		3	1	—		1
Commitments	$22,678	$6,906		$29,584	$19,564	$6,213		$25,777

[a]	Contains $5.7 billion and $4.2 billion of member standby letters of credit as of June 30, 2020, and December 31, 2019, which were renewable annually.

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

As of	June 30, 2020	December 31, 2019
Assets - Advances	$249	$696
Liabilities - Deposits	15	10
Equity - Capital Stock	16	31

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Selected statements of condition data
Investments [a]	$36,005	$37,249	$38,882	$35,475	$36,739
Advances	49,250	55,005	50,508	57,629	51,141
MPF Loans held in portfolio, net	10,947	10,647	10,000	9,004	8,265
Total assets	96,731	103,443	99,827	102,543	96,559
Consolidated obligation discount notes, net	37,440	47,095	41,675	47,647	44,893
Consolidated obligation bonds, net	51,760	48,593	50,474	46,738	43,941
Mandatorily redeemable capital stock recorded as a liability	289	328	324	324	323
Capital stock	1,837	1,954	1,713	1,846	1,678
Retained earnings	3,873	3,822	3,770	3,722	3,663
Total capital	5,347	5,065	5,454	5,546	5,382
Other selected data at period end
Member standby letters of credit outstanding	$24,825	$25,192	$23,851	$23,753	$25,790
MPF Loans par value outstanding - FHLB System [b]	71,768	70,347	68,759	65,669	62,574
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	18,772	17,954	17,364	16,441	15,631
FHLB system consolidated obligations par value outstanding	915,753	1,174,670	1,025,895	1,010,271	1,048,412
Number of members	687	685	689	697	695
Total employees (full and part time)	488	487	488	484	477
Selected statements of income data
Net interest income after provision for credit losses	$134	$144	$111	$113	$116
Noninterest income	9	2	32	29	21
Noninterest expense	85	57	67	54	52
Net income	52	80	68	79	76
Other selected MPF data during the periods [b]
MPF Loans par value amounts funded - FHLB System	$8,641	$4,929	$7,346	$6,391	$4,480
Quarterly number of PFIs funding MPF products - FHLB System	764	783	808	794	753
MPF Loans par value amounts funded - FHLB Chicago PFIs	$2,985	$1,497	$2,094	$1,699	$1,224
Quarterly number of PFIs funding MPF products - FHLB Chicago	195	197	196	192	189
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.20%	5.90%	5.82%	5.75%	5.87%
Market value of equity to book value of equity	104%	103%	105%	105%	105%
Primary mission asset ratio [c]	72.0%	71.6%	72.3%	72.5%	72.9%
Dividend rate class B1 activity stock-period paid	5.00%	5.00%	5.00%	5.00%	5.00%
Dividend rate class B2 membership stock-period paid	2.25%	2.25%	2.25%	2.25%	2.25%
Return on average assets	0.20%	0.30%	0.27%	0.32%	0.31%
Return on average equity	3.41%	5.41%	4.74%	5.55%	5.30%
Average equity to average assets	5.87%	5.55%	5.70%	5.77%	5.85%
Net yield on average interest-earning assets	0.54%	0.57%	0.44%	0.46%	0.49%
Return on average Regulatory Capital spread to three month LIBOR index	2.88%	3.80%	2.71%	3.29%	2.81%
Cash dividends-period paid	$20	$21	$20	$20	$21
Dividend payout ratio-period paid	38%	26%	29%	25%	28%

[a]	Includes investment debt securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.

[b]	Includes all MPF products, whether on or off our balance sheet. See Mortgage Partnership Finance Program on page 8 in our 2019 Form 10-K.

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors in our 2019 Form 10-K on page 18 and Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (Q1 2020 Form 10-Q) on page 63.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2020 Financial Highlights

At the end of the second quarter of 2020, activity on advances, letters of credit, and MPF Program loans outstanding remained strong due to market uncertainties and historically low rates:

•
Advances outstanding decreased $1.3 billion to $49.2 billion at June 30, 2020, down from $50.5 billion at December 31, 2019. Many of our depository members experienced an inflow of deposits on their balance sheets along with reduced loan demand, while also having access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic. These factors reduced their need for advances.

•
MPF Loans held in portfolio increased to $10.9 billion at June 30, 2020, up from $10.0 billion at December 31, 2019, due mainly to increased volume from loan origination activity driven by refinancing as mortgage rates declined overall.

•	Total investment securities increased 14% to $26.3 billion at June 30, 2020, up from $23.1 billion at December 31, 2019, as purchases exceeded paydowns and maturities.

•
Total assets decreased to $96.7 billion as of June 30, 2020, compared to $99.8 billion as of December 31, 2019, due primarily to a decline in liquid assets we hold for meeting the liquidity needs of our members.

•
Letters of credit commitments increased to $24.8 billion at June 30, 2020, up from $23.9 billion at December 31, 2019, as members utilized our letters of credit in lieu of securities to secure increased deposits from municipalities during the COVID-19 pandemic.

•
We recorded net income of $52 million in the second quarter of 2020, down from $76 million in the second quarter of 2019, primarily due to our support of our COVID-19 Relief Program. In April, we committed to spend approximately $30 million in COVID-19 relief funding, $19 million of which was provided to members in the second quarter of 2020. We anticipate continuing to deploy these relief funds to members via a subsequent grant program to be announced in the third quarter.

•
Net interest income after provision for credit losses for the second quarter of 2020 was $134 million, up from $116 million for the second quarter of 2019, primarily due to the receipt of approximately $15 million of advance prepayment fees compared to $3 million in the same period a year ago, along with calling certain higher rate callable debt relative to the same period a year ago.

•	In the second quarter of 2020, noninterest income was $9 million, down $12 million from $21 million for the second quarter of 2019, primarily due to unrealized losses on our trading securities.

•	We remained in compliance with all of our regulatory capital requirements as of June 30, 2020.

Summary and Outlook

As we consider the first half of the year and the damage wrought by the pandemic and the measures taken to “bend the curve,” we have been inspired by our members taking extraordinary measures to support their communities. With the likelihood that such conditions will persist for a while to come, providing members with access to the liquidity and term funding they need to support their businesses and their communities is our most essential role and we are in a strong position to support them.

COVID-19 Relief Program

Early on, we recognized that the economic consequences of the pandemic required extraordinary actions by our members and that we needed to take extraordinary steps to support our members. On April 20, 2020, we announced the Bank's COVID-19 Relief Program which was designed to assist our members to provide support to their customers and communities. We were pleased that 98% of our membership participated in the program using our COVID-19 Relief Advances, our COVID-19 Relief Grants, or both.

Program highlights include:

•	COVID-19 Relief Advance: $1.9 billion in subsidized, 0% advances to support 506 members, representing approximately $6 million of interest rate subsidy.

•
COVID-19 Relief Grant: $13 million in grants were distributed by 654 members to a variety of beneficiaries, including but not limited to food pantries, small businesses (including many restaurants), health clinics, fire departments, community service organizations, family and social service organizations, as well as day care and education providers.

LIBOR Transition

We continue to prepare for and monitor market developments associated with the planned phase out of the London Interbank Offered Rate (LIBOR) by December 31, 2021. In addition, we continue to follow the transition guidance provided by our

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

regulator. Accordingly, members can still transact certain floating rate advances referenced to LIBOR so long as they mature by December 31, 2021. For further information, see LIBOR Transition starting on page 51.

Affordable Housing Program (AHP) and Downpayment Plus® (DPP®) Program

We expect to award $23.5 million in competitive AHP funding this year. Since 1989, the Bank has awarded more than $484 million in competitive AHP subsidies to support more than 84,000 housing units. Half way through this year, $10.8 million in DPP funds have been reserved on behalf of 1,900 homebuyers.

Second Quarter 2020 Dividends

Based on our preliminary financial results for the second quarter of 2020, the Board of Directors declared a dividend of 5.00% (annualized) for Class B1 activity stock, in line with the Class B1 guidance provided in April 2020. Additionally, the Board also declared a dividend of 2.25% (annualized) for Class B2 membership stock. The dividend for the second quarter of 2020 will be paid by crediting members' DID accounts on August 13, 2020. As we announced on June 29, 2020, we expect to maintain a 5.00% (annualized) dividend for Class B1 activity stock for the third and fourth quarters of 2020, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us.

The Bank pays a higher dividend per share on members' activity stock to recognize members that support the entire cooperative through the use of our products. The higher dividend received on Class B1 activity stock has the effect of lowering members' borrowing costs, and this benefit has increased on a relative basis as the Federal Reserve has cut short-term interest rates twice this year.

As we have clearly demonstrated during this pandemic, we are committed to meeting our members' liquidity and funding needs. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Operating as a Virtual Bank During the COVID-19 Pandemic

Serving Bank members and ensuring the health and well-being of Bank employees remain our highest priorities. To date, our business resiliency plans have helped us remain fully operational as a virtual workplace and we expect to continue to operate effectively in the foreseeable future.

The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. For a discussion of the risks and potential risks facing the Bank as a result of the COVID-19 pandemic, see Risk Factors in our Q1 2020 Form 10-Q on page 63.

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
The following table presents the increase or decrease in interest income and expense due to volume or rate variances. The calculation of these components includes the following considerations:

•
Average Balance: Average balances are calculated using daily balances. Amortized cost is used to compute the average balances for most of our financial instruments, including MPF Loans held in portfolio (including those that are on nonaccrual status) and available-for-sale debt securities. Fair value is used to compute average balances for our trading debt securities and financial instruments carried at fair value under the fair value option.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variances

	June 30, 2020			June 30, 2019			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$24,374	$124	2.03%	$20,280	$184	3.63%	$21	$(81)	$(60)
Advances	54,703	145	1.06%	55,550	362	2.61%	(2)	(215)	(217)
MPF Loans held in portfolio	10,679	76	2.85%	7,860	78	3.97%	20	(22)	(2)
Federal funds sold and securities purchased under agreements to resell	9,048	1	0.04%	11,658	70	2.40%	—	(69)	(69)
Other interest bearing assets	2,684	1	0.15%	1,405	9	2.56%	—	(8)	(8)
Interest bearing assets	101,488	347	1.37%	96,753	703	2.91%	16	(372)	(356)
Noninterest bearing assets	2,375			1,738
Total assets	103,863			98,491

Consolidated obligation discount notes	45,956	82	0.71%	44,892	280	2.49%	2	(200)	(198)
Consolidated obligation bonds	49,001	123	1.00%	45,933	300	2.61%	8	(185)	(177)
Other interest bearing liabilities	1,504	4	1.06%	899	7	3.11%	2	(5)	(3)
Interest bearing liabilities	96,461	209	0.87%	91,724	587	2.56%	10	(388)	(378)
Noninterest bearing liabilities	1,256			1,059
Total liabilities	97,717			92,783

Net yield interest earning assets	$101,488	$138	0.54%	$96,753	$116	0.48%	$7	$15	$22

For the six months ended
Investment debt securities	$23,691	$317	2.68%	$19,914	$364	3.66%	$51	$(98)	$(47)
Advances	55,384	383	1.38%	55,468	720	2.60%	1	(338)	(337)
MPF Loans held in portfolio	10,453	163	3.12%	7,599	154	4.05%	44	(35)	9
Federal funds sold and securities purchased under agreements to resell	10,428	39	0.75%	11,386	137	2.41%	(3)	(95)	(98)
Other interest bearing assets	2,411	10	0.83%	1,113	14	2.52%	5	(9)	(4)
Interest bearing assets	102,367	912	1.78%	95,480	1,389	2.91%	62	(539)	(477)
Noninterest bearing assets	2,242			1,701
Total assets	104,609			97,181

Consolidated obligation discount notes	46,981	267	1.14%	45,042	561	2.49%	10	(304)	(294)
Consolidated obligation bonds	48,940	351	1.43%	44,454	579	2.60%	32	(260)	(228)
Other interest bearing liabilities	1,366	10	1.46%	892	15	3.36%	3	(8)	(5)
Interest bearing liabilities	97,287	628	1.29%	90,388	1,155	2.56%	47	(574)	(527)
Noninterest bearing liabilities	1,310			1,190
Total liabilities	98,597			91,578

Net yield on interest earning assets	$102,367	$284	0.55%	$95,480	$234	0.49%	$21	$29	$50

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•
Interest income from investment debt securities decreased due to lower market interest rates in 2020 compared to the same period in 2019. Subject to FHFA regulatory limits as discussed in Investments on page 10 in our 2019 Form 10-K, we are currently making investments in MBS.

•	Interest income from advances decreased due to lower market interest rates in 2020 compared to the same period in 2019.

•
Interest income from MPF Loans held in portfolio declined for the three months ended June 30, as the overall yield of the MPF portfolio declined whereas interest income increased for the six months ended June 30 due to higher volume despite the decline in overall yield. This decline in yield is due to the lower mortgage rate environment impacting the yield earned on new loan originations, along with the recognition of premium amortization as loans prepaid during the period. However, the decline in overall yield of the MPF portfolio was offset in part for the three months ended June 30, 2020, and more than offset for the six months ended June 30, 2020 by higher volumes, as new-acquisition volume continued to outpace paydown and maturity activity due to loan origination activity driven by refinancing as mortgage rates declined overall. A higher number of our PFIs delivering into the MPF Traditional program also contributed to the higher volume in MPF Loans held in portfolio.

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

•
Net interest income increased primarily due to the receipt of approximately $13 million and $15 million of advance prepayment fees for the three months and six months ended June 30 respectively, compared to $3 million for the same periods a year ago, along with calling certain higher rate callable debt relative to the same periods a year ago.

•	For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on page 46.
Although the Bank maintained ready access to funding throughout the first half of 2020, we experienced some disruptions in the long-term debt markets, as discussed below in Funding on page 51. The impact of the COVID-19 pandemic on our overall funding costs may cause compression in net interest margin in the future as returns on our liquidity asset portfolio decline over the same time. The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. For a discussion of risks relating to our financial condition and results of operation as a result of the COVID-19 pandemic, including risks relating to our net interest margin and advance levels, see Risk Factors in our Q1 2020 Form 10-Q on page 63.

Noninterest Income

Three months ended June 30,	Six months ended June 30,
2020	2019	2020	2019
Noninterest income -
Trading securities	(25)	15	$62	$23
Derivatives and hedging activities	$(21)	$(24)	(159)	(26)
Instruments held under fair value option	36	17	76	19
MPF fees,	8	,	6	,	16	and	13	from other FHLBs	15	9	25	17
Other, net	4	4	7	6
Noninterest income	$9	$21	$11	$39

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Losses in our trading securities were the driver of our decrease in noninterest income for the three months ended June 30, 2020 offset in part by unrealized gains on our instruments held under fair value option. Losses in our derivatives and hedging activities were the driver of our decrease in noninterest income for the six months ended June 30, 2020 offset in by part unrealized gains

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

and sales in our trading securities and unrealized gains on our instruments held under fair value option. The corresponding gains and losses were primarily attributable to the decline in market interest rates in the first half of 2020.

The following table details the effect of these transactions on our statements of income.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended June 30, 2020
Recorded in net interest income	$(25)	$(51)	$—	$(5)	$33	$1	$(47)
Recorded in derivatives & hedging activities	(9)	(2)	(11)	—	1	—	(21)
Recorded in trading securities	—	(29)	—	—	—	—	(29)
Recorded on instruments held under fair value option	18	—	—	14	4	—	36
Total net effect gain (loss) of hedging activities	$(16)	$(82)	$(11)	$9	$38	$1	$(61)

Three months ended June 30, 2019
Recorded in net interest income	$10	$(10)	$(1)	$(7)	$(19)	$—	$(27)
Recorded in derivatives & hedging activities	(30)	(12)	10	—	5	3	(24)
Recorded in trading securities	—	15	—	—	—	—	15
Recorded on instruments held under fair value option	24	—	—	—	(7)	—	17
Total net effect gain (loss) of hedging activities	$4	$(7)	$9	$(7)	$(21)	$3	$(19)

Six months ended June 30, 2020
Recorded in net interest income	$(40)	$(39)	$—	$(9)	$42	$—	$(46)
Recorded in derivatives & hedging activities	(100)	(94)	2	20	9	4	(159)
Recorded in trading securities	—	41	—	—	—	—	41
Recorded on instruments held under fair value option	78	—	2	—	(4)	—	76
Total net effect gain (loss) of hedging activities	$(62)	$(92)	$4	$11	$47	$4	$(88)

Six months ended June 30, 2019
Recorded in net interest income	$24	$(18)	$(1)	$(18)	$(44)	$—	$(57)
Recorded in derivatives & hedging activities	(41)	(17)	14	3	11	4	(26)
Recorded in trading securities	—	23	—	—	—	—	23
Recorded on instruments held under fair value option	34	—	—	—	(15)	—	19
Total net effect gain (loss) of hedging activities	$17	$(12)	$13	$(15)	$(48)	$4	$(41)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume based fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off balance sheet MPF Loan products and other related transaction fees. These fees are designed to offset a portion of the expenses we incur to administer the program for them. We had an increase in fee income for 2020 compared to 2019.

Other, net

Other, net consists primarily of fee income earned on member standby letter of credit products, as noted in Selected Financial Data on page 38.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Compensation and benefits	$35	$27	$71	$55
Nonpayroll operating expenses	26	23	46	43
COVID-19 Relief Program	19	—	19	—
Other	5	2	6	4
Noninterest expense	$85	$52	$142	$102

The following analysis and comparisons apply to the periods presented in the above table.

As noted in Noninterest Income on page 45, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs, but also include income from other third party investors. These fees are designed to offset a portion of the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. The following table summarizes MPF related fees and expenses.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
MPF fees earned	$15	$9	$25	$17
Expenses related to MPF fees earned	11	(9)	20	(17)

Compensation and benefits increased due to increased employee headcount and increases in salaries, incentive compensation expenses and pension-related expenses. We had 488 employees as of June 30, 2020, compared to 477 as of June 30, 2019.

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

In response to the COVID-19 pandemic, on April 20, 2020 the Bank announced the COVID-19 Relief Program to support communities in Illinois and Wisconsin. Under the program, each Bank member and non-member housing associate was eligible to draw up to $4 million in an interest-free advance (up to a total of $2.76 billion in interest-free advances under the program). Additionally, under the program, the Bank offered all members and non-member housing associates the opportunity to request up to $20,000 in grants to benefit small businesses and non-profit organizations of their choosing. We committed to invest $30 million in COVID relief funding, $19 million of which was provided to members in the second quarter of 2020. Of the $19 million provided to members, $13 million in grants were distributed by 654 of our members to a variety of beneficiaries, including but not limited to food pantries, small businesses (including many restaurants), health clinics, fire departments, community service organizations, family and social service organizations, as well as day care and education providers, and we made $1.9 billion in subsidized, 0% advances to support 506 members, representing $6 million of interest rate subsidy. We anticipate deploying the remaining relief funds to members via a subsequent grant program to be announced in the third quarter of 2020, which would result in additional non-interest expense in the third quarter of $11 million.

The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. For a discussion of risks relating to our financial condition and results of operation as a result of the COVID-19 pandemic, see Risk Factors on page 63 of our Q1 2020 Form 10-Q.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Assessments

We record the Affordable Housing Program (AHP) assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program in our 2019 Form 10-K for further details.

Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,		Balance remaining in AOCI as of
	2020	2019	2020	2019	June 30, 2020
Net unrealized gain (loss) available-for-sale debt securities	$347	$(17)	$(284)	$(19)	$(180)
Noncredit OTTI held-to-maturity debt securities	5	7	9	13	(76)
Net unrealized gain (loss) cash flow hedges	(4)	(11)	(48)	(13)	(86)
Postretirement plans	—	1	(11)	5	(21)
Other comprehensive income (loss)	$348	$(20)	$(334)	$(14)	$(363)

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized gain on our available-for-sale (AFS) portfolio for the three months ended June 30, 2020 is primarily due to spreads to swaps reversing the majority of the widening initially experienced in the first quarter of 2020 resulting from the effects of the COVID-19 pandemic on the financial markets. The net unrealized loss on our AFS portfolio for the six months ended June 30, 2020 is primarily attributable to the decrease in market rates in the first half of 2020 and the resulting effect from differences in duration between our hedged items and hedging instruments. As these securities approach maturity, we expect these net unrealized losses to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

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

We did not recognize any instrument-specific credit risk in our statements of comprehensive income as of June 30, 2020 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statement of Condition

	June 30, 2020	December 31, 2019
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$9,774	$15,815
Investment debt securities	26,279	23,096
Advances	49,250	50,508
MPF Loans held in portfolio, net of allowance for credit losses	10,947	10,000
Other, net of allowance for credit losses	481	408
Assets	96,731	99,827
Consolidated obligation discount notes	37,440	41,675
Consolidated obligation bonds	51,760	50,474
Other	2,184	2,224
Liabilities	91,384	94,373
Capital stock	1,837	1,713
Retained earnings	3,873	3,770
Accumulated other comprehensive income (loss)	(363)	(29)
Capital	5,347	5,454
Total liabilities and capital	$96,731	$99,827

The following is an analysis of the above table and comparisons apply to June 30, 2020 compared to December 31, 2019.

Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell

Amounts held in these typically overnight accounts will vary each day based on the following:

•	Interest rate spreads between Federal Funds sold and securities purchased under agreements to resell and our debt;

•	Liquidity requirements;

•	Counterparties available; and

•	Collateral availability on securities purchased under agreements to resell.

In the second quarter of 2020, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased due to purchases in our investment debt securities portfolio in 2020. This increase was offset by declines in our MBS/ABS securities that matured or paid down.

Advances

Advance balances decreased at the end of second quarter 2020 compared to year end 2019 primarily due to many of our depository members experiencing an inflow of deposits on their balance sheets along with reduced loan demand, while also having access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline further in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease. For a discussion of risks relating to our captive insurance companies, see Risk Factors on page 19 of the Bank's 2019 Form 10-K.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending June 30, 2020, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 47 in our 2019 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.4 billion of total assets. As of June 30, 2020, our overnight liquidity was $13.6 billion or 14% of total assets, giving us an excess overnight liquidity of $10.2 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2020, we had excess liquidity of $48.3 billion to support member deposits.

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

	MPF Loans Held in Portfolio	Investment Debt Securities
As of June 30, 2020		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$4,186	$746	$1,102
After one year through five years	4,056	2,504	487
After five years through ten years	1,500	8,764	266
After ten years	1,010	4,725	49
Total	$10,752	$16,739	$1,904

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see page 23 of the Risk Factors section in our 2019 Form 10-K.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Funding

Conditions in Financial Markets

The COVID-19 pandemic continued to affect the markets and the economy during the second quarter. At its meeting in April, the Federal Open Markets Committee (FOMC) kept the Federal Funds rate at a target range between zero and 0.25 percent. The Federal Reserve committed to using its full range of tools to support the economy and indicated that quantitative easing (QE) would continue.  At its June 10, 2020 meeting, the FOMC maintained the Federal Funds target range and said it would maintain its QE, repurchase and overnight lending programs to keep credit available. U.S. Gross Domestic Product (GDP) for the quarter decreased by 5.0%.  Yields on U.S. Treasuries were mixed during the second quarter relative to the prevailing yields at the end of the first quarter, with higher yields in the short-end of the curve, and lower yields for maturities of 2 years and longer. In the equity markets, the S&P 500 Index rose 20% and the Dow Jones Industrial Average rose 17% during the second quarter of 2020.
At the end of the first quarter and into the beginning of the second quarter of 2020, our funding was reliant on borrowings with shorter-term maturities. Longer term funding was increasingly expensive due to investors in our debt, and in fixed income in general, preferring the relative safety of the short-end of the curve. As the second quarter progressed, funding levels for longer maturity debt improved and moved closer to historical norms. By the end of the second quarter, access to funding across the entire curve at more typical pricing levels had been re-established.
The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will continue to depend on future developments, which are uncertain and cannot be predicted. For a discussion of the funding risks to the Bank as a result of the COVID-19 pandemic, including risks related to government action in response to the impact of the pandemic, see Risk Factors on page 63 in our Q1 2020 Form 10-Q.

We maintained ready access to funding throughout the six months ended June 30, 2020.

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

On September 27, 2019, the FHFA issued a Supervisory Letter (the "Supervisory Letter") that the FHFA stated is designed to ensure the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. Among other things, the Supervisory Letter provides that the FHLBs should cease entering into certain transactions referencing LIBOR that mature after December 31, 2021. Accordingly, we previously ceased entering into option embedded advance products that reference LIBOR and have ceased purchasing investments that reference LIBOR and mature after December 31, 2021. Effective July 1, 2020, we suspended transactions in certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021. Also as of July 1, 2020, we no longer enter into consolidated obligation bonds and derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021. For further discussion of the risks related to the replacement of LIBOR, see page 24 of the Risk Factors section in our 2019 Form 10-K.

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

Market activity in SOFR-indexed financial instruments continues to increase, including the emergence of a SOFR-based derivative market, and we continue to participate in the issuance of SOFR-indexed consolidated bonds. For the six months ended June 30, 2020, we have participated in the issuance of $20.6 billion in SOFR-linked consolidated bonds. We are using Federal Funds Overnight Index Swap (Fed Funds OIS) swaps as an interest rate hedging strategy for financial instruments that do not have embedded options, as an alternative to using LIBOR when entering into new derivative transactions. We are offering SOFR-linked advances to our members, and for the six months ended June 30, 2020, have issued $184 million in SOFR-linked advances. We also offer Discount Note-index floater advances, which some members have used as alternatives to LIBOR-linked advance products.

Variable-Rate Financial Instruments by Interest-Rate Index and LIBOR-Indexed Financial Instruments

We have advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. The following tables presents our variable rate financial instruments by interest-rate index at June 30, 2020 and may not include instruments that indirectly incorporate LIBOR or another interest rate index. The tables also do not consider the impact of any fallback language contained in our financial products. ABS and MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of June 30, 2020	Advances		Investments	Consolidated Obligations

Principal amount of variable rate instruments outstanding [a]
LIBOR	$2,382		$3,762	$(3,525)
SOFR	192		—	(27,576)
Treasury	—		155	—
Other	17,927	[b]	274	—
Total	$20,501		$4,191	$(31,101)

LIBOR indexed instruments principal amount outstanding by contractual maturity/termination date
Before January 1, 2022	$926		$32	$(3,275)
January 1, 2022, and thereafter	1,456		3,730	(250)
Total	$2,382		$3,762	$(3,525)

Principal amount of SOFR-linked instruments issued YTD through
June 30, 2020	$184		$—	$(20,590)

[a]	With respect to advances, includes fixed rate advances that have cap/floor optionality linked to an interest rate index.

[b]	Consists primarily of advances indexed to consolidated obligation yields.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Derivative Notional Amount Outstanding
As of June 30, 2020	Pay Leg	Receive Leg

Interest rate swaps outstanding
Fixed rate	$37,443	$25,407
LIBOR	9,997	24,181
SOFR	158	20
OIS	15,252	12,842
Other	—	400
Total interest rate swaps	$62,850	$62,850

LIBOR indexed interest rate swaps by contractual maturity/termination date
Maturity/termination before January 1, 2022	$3,328	$2,810
Maturity/termination January 1, 2022, and thereafter	3,230	10,314
Total cleared	6,558	13,124
Maturity/termination before January 1, 2022	1,917	1,569
Maturity/termination January 1, 2022, and thereafter	1,522	9,488
Total uncleared	3,439	11,057
Total LIBOR indexed interest rate swaps	$9,997	$24,181
Condensed Statements of Cash Flows

Cash flows from operating activities

Six months ended June 30,	2020	2019	Change
Net cash provided by (used in) operating activities	$(2,013)	$(291)	$(1,722)

The majority of our operating cash outflows in 2020 were related to cash sent daily to clearinghouses to settle mark-to-market derivative positions with them, which were significantly higher in 2020 due to the COVID-19 impact on market volatility, which occurred primarily in the first quarter.

Cash flows from investing activities with significant activity

Six months ended June 30,	2020	2019	Change
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits)	$6,060	$(2,841)	$8,901
Investment debt securities	(2,689)	(665)	(2,024)
Advances	2,087	1,826	261
MPF Loans held in portfolio	(979)	(1,166)	187
Other	(9)	7	(16)
Net cash provided by (used in) investing activities	$4,470	$(2,839)	$7,309

Our investing activities consist predominantly of liquid assets, investment debt securities, advances, and MPF Loans in portfolio. The change in net cash provided by (used in) investing activities and changes in allocation within investing activities are discussed below.

•
In 2020, our liquid assets were reduced as we funded increased investment securities and reduced our consolidated obligation discount notes outstanding. In 2019, we invested in liquid assets to increase our liquidity position to comply with new FHFA liquidity guidance. We continue to maintain compliance with this guidance.

•	We increased our investment debt security purchases in 2020, as we achieved key liquidity, MBS, and mission asset ratios.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•	Our advances outstanding decreased in 2020 due to decreased member demand for funding. We experienced a similar decrease in advances during the same period in 2019.

•	Net investment in MPF Loans held in portfolio in 2020 was comparable to 2019 mainly as mortgage rates continued to decline resulting in increased loan origination volume driven by refinancings.

Cash flows from financing activities with significant activity

Six months ended June 30,	2020	2019	Change
Consolidated obligation discount notes	$(4,183)	$1,683	$(5,866)
Consolidated obligation bonds	1,062	1,390	(328)
Other	683	56	627
Net cash provided by (used in) financing activities	$(2,438)	$3,129	$(5,567)

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below.

•
We reduced our shorter termed discount notes matching the decline in liquid assets as discussed in investing activities above and issued consolidated obligation bonds consistent with our investment in MPF Loans.

•	Other financing activities increased primarily due to an increase in member deposits.

Capital Resources

Capital Rules

We implemented an Amended and Restated Capital Plan of the Federal Home Loan Bank of Chicago, effective July 1, 2020 (Amended Capital Plan). Although the overall design of our capital structure and total amount of capital stock held by members remains unchanged under the Amended Capital Plan, certain changes discussed below are designed to reward members who use the Bank’s products, provide tighter ranges on capital stock requirements and streamline certain aspects of capital stock administration for improved efficiency and member experience. We do not expect the Amended Capital Plan to impact our ability to meet our capital requirements.

Under the Amended Capital Plan our stock continues to consist of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 per share and redeemable on five years' written notice, subject to certain conditions. Each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. Class B1 activity stock is available to support a member's activity stock requirement. Class B2 membership stock is available to support a member's membership stock requirement. Under our prior capital plan, to the extent that a member had advances, we converted capital stock that would otherwise be classified as Class B2 membership stock to Class B1 activity stock, except for a “threshold” of $10,000 that remained Class B2 membership stock. Our Amended Capital Plan removes the threshold so that all capital stock that supports a member’s advance activity is now classified as Class B1 activity stock. As with our prior capital plan, any dividend declared on Class Bl activity stock must be greater than or equal to the dividend on Class B2 membership stock for the same period. The higher dividend paid on Class B1 activity stock since late 2013 acknowledges that members, through their utilization of Bank advances, provide support to the entire cooperative.

As with our prior capital plan, each member’s activity stock requirement remains at 4.5% for advances other than those borrowed under the Reduced Capitalization Advance Program (RCAP) as further discussed below. The Amended Capital Plan continues to provide that the Board of Directors may periodically adjust members' activity stock requirement for advances, but the range of adjustment has now been reduced to between 2% and 5% of a member's outstanding advances.

The activity stock requirement for MPF Loans acquired for our portfolio remains set at 0% under our Amended Capital Plan, and the range within which our Board may adjust this requirement has been reduced to between 0% and 5%. As a result of regulatory guidance, our Amended Capital plan now allows for an activity stock requirement within a range of 0% to 2% for letters of credit, which our Board has initially set at 0%. At such time as the Board decides to introduce, or at such time as our regulator imposes, an activity stock requirement for MPF Loans or standby letters of credit, we intend to notify members sufficiently in advance of the change and apply that change only to future acquisitions or transactions.

As with our prior capital plan, each member’s membership stock requirement remains the greater of either $10,000 or 0.40% of a member's mortgage assets. The Amended Capital Plan continues to provide that the Board may periodically adjust members’ membership stock requirement, but the range of adjustment has been reduced to between 0.20% to 1% of a member’s mortgage

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

assets. A member’s investment in membership stock remains capped at $5 million, which is now subject to adjustment by the Board within a simplified and reduced range of between $1 million and $25 million.

Membership stock requirements will continue to be recalculated annually, whereas the activity stock requirement and any automatic conversion between Class B2 membership stock and Class B1 activity stock related to advance activity continue to apply on a daily basis.

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

For details on our capital stock requirements under our Capital Plan during 2019 and the first six months of 2020, see Capital Resources on page 54 of our 2019 Form 10-K. Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

For details on our minimum regulatory capital requirements see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in this Form 10-Q, and Minimum Capital Requirements on page F-39 of our 2019 Form 10-K.

Reduced Capitalization Advance Program (RCAP)

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of June 30, 2020, and December 31, 2019, RCAP advances outstanding total $23.0 billion to 514 members and $24.2 billion to 141 members, respectively. The advances issued through our COVID-19 Relief Program were all RCAP advances, which resulted in the increased number of members with RCAP advances outstanding at June 30, 2020. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

	June 30, 2020	December 31, 2019
Capital Stock	$1,837	$1,713
MRCS	289	324
Regulatory capital stock	2,126	2,037
Retained earnings	3,873	3,770
Regulatory capital	$5,999	$5,807

Capital stock	$1,837	$1,713
Retained earnings	3,873	3,770
Accumulated other comprehensive income (loss)	(363)	(29)
GAAP capital	$5,347	$5,454

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

Although we had no credit losses year to date in 2020 on our remaining PLMBS portfolio, credit deterioration may negatively impact that portfolio.  We cannot predict if or when credit losses will occur, or the impact these losses may have on our retained earnings and capital position. For a discussion of the credit risks facing the Bank as a result of the COVID-19 pandemic, including as a result of a decline in the fair value of Bank investments, see Risk Factors on page 63 of our Q1 2020 Form 10-Q.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On July 30, 2020, our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.25% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2020. This dividend totaled $25 million (recorded as $21 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on August 13, 2020.

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

Financing Corporation (FICO) Dissolution

In connection with the dissolution of FICO in July 2020, excess funds were available for distribution to its stockholders, the FHLBs, and were distributed in June 2020. We treated the receipt of these funds as a return of our investment in FICO capital stock, and therefore as a partial recovery of the prior capital distributions we made to FICO in 1987, 1988, and 1989. Our share of the distribution was $19 million, which we credited to unrestricted retained earnings in our Statements of Capital on page 6 and as a Financing Activity in our Condensed Statements of Cash Flows on page 8. Also see Note 11 – Capital and Mandatorily Redeemable Capital Stock (MRCS) for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Credit Risk Management

In light of the economic and financial disruptions related COVID-19 pandemic, we are closely monitoring our credit risk exposure. However, the extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. For a discussion of the credit risks facing the Bank as a result of the COVID-19 pandemic, including as a result of increased forbearances granted by Bank members or PFIs or a decline in the fair value of Bank investments, see Risk Factors on page 63 of our Q1 2020 Form 10-Q.

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Credit Risk starting on page 61 in our 2019 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $48.0 billion were advances (par value) and $24.8 billion were letters of credit at June 30, 2020, compared to $50.1 billion and $23.9 billion at December 31, 2019.

	June 30, 2020			December 31, 2019
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	588	$71,293	$142,854	492	$73,421	$134,965
4	7	697	802	2	871	881
5	8	34	67	9	60	88
Total	603	$72,024	$143,723	503	$74,352	$135,934

Members assigned a 4 rating in the above table were required to submit specific collateral listings and the members assigned a 5 rating were required to deliver collateral to us or to a third party custodian on our behalf.

In response to the COVID-19 pandemic, we began accepting Paycheck Protection Program (PPP) loans as eligible collateral.  In addition, as many of our members assist borrowers affected by the COVID-19 pandemic, we are accepting as eligible collateral loans temporarily granted forbearance due to the pandemic as long as the loans continue to meet all other eligibility requirements as defined in our collateral guidelines.  To the extent that these loans become delinquent or do not meet the Bank’s eligibility guidelines in the future, the value of collateral pledged to secure member credit may be negatively impacted.

Although the total value of securities collateral has increased since December 31, 2019 as a result of more members pledging securities as collateral, several members have experienced a reduction in the value of their securities collateral due to the ongoing impact of the COVID-19 pandemic on the economy and markets.  To the extent this trend continues, the value of securities collateral pledged to secure member credit may continue to be negatively impacted.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Under our MPF Program for non-government insured or guaranteed loans held in our portfolio, the loan payment forbearance we offer to borrowers impacted by COVID-19 allows a borrower to defer loan payments for 90 days without requiring documentation from the borrower to support the relief requested. Borrowers that continue to be impacted by COVID-19 may request an extension of the loan payment forbearance for up to an additional 270 days. A hardship certification from the borrower supporting the continued hardship due to COVID-19 is required for approval of additional payment forbearance. During forbearance, late fees are not assessed. At the end of forbearance, borrowers are presented with options for bringing their mortgage loan to a current status. For government insured or guaranteed loans held in our portfolio, we follow the insuring or guaranteeing agency’s forbearance plan requirements. For MPF Xtra loans that are serviced under the MPF Program, we follow Fannie Mae’s forbearance plan requirements. The Cares Act requires that servicers servicing government insured or guaranteed loans and also loans purchased by Fannie Mae offer their borrowers a slightly different payment forbearance plan where the initial forbearance period is up to 180 days with the availability of an additional 180 days for COVID-19 related hardship.

The COVID-19 pandemic and related economic disruptions may impact borrowers’ ability to repay their mortgage loans, which may lead to elevated rates of delinquencies or defaults and adversely impact the credit performance of MPF Loans held in portfolio.  The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and difficult to predict.

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

As of June 30, 2020	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$1,255	$1,255
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	—	500	500
Canada	—	2,125	2,125
Finland	376	—	376
Netherlands	—	400	400
Norway	600	—	600
Sweden	970	—	970
Total U.S. branches and agency offices of foreign commercial banks	1,946	3,025	4,971
Total unsecured credit exposure	$1,946	$4,280	$6,226

All $6.226 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of June 30, 2020
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
BBB	$19	$(19)	$—	$—
Cleared derivatives	11	—	649	660
Overcollateralized liability positions -
Bilateral derivatives -
AA	(34)	34	—	—
A	(568)	570	—	2
BBB	(245)	247	—	2
Nonmember counterparties	(817)	832	649	664
Member institutions	19	—	—	19
Total	$(798)	$832	$649	$683

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

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the FHFA (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments such as notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps from $8 billion to $50 billion, and limits Phase 5 to counterparties with an AANA of uncleared swaps from $50 billion to $750 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to a counterparty reaching the initial margin threshold.

On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On July 10, 2020, the Commodity Futures Trading Commission (CFTC) issued a final rule and a proposed rule which collectively, among other things, extend the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extend the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

We do not expect these final rules or the proposed rule, if adopted as proposed, to have a material effect on our financial condition or results of operations.

FHFA Final Rule on FHLB Housing Goals Amendments.  On June 3, 2020, the FHFA issued a final rule, effective August 24, 2020, amending the FHLB housing goals regulation.  Enforcement of the final rule will phase in over three years.  The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20% of Acquired Member Asset (AMA) mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50% of the members selling AMA loans in a calendar year must be small members.  The final rule provides that an FHLB may request FHFA approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLB that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLB.

While we are still analyzing the impact of the final rule, we do not believe these changes will have a material effect on our financial condition or results of operations.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Developments Related to COVID-19 Pandemic

FHFA Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLB Advances. On July 1 2020, Congress approved an extension of the Paycheck Protection Program until August 8, 2020. The April 23, 2020 Supervisory Letter from the FHFA allowing FHLBs to accept PPP loans as collateral remains in effect.

Coronavirus Aid, Relief, and Economic Security Act. The CARES Act provisions began to expire in July 2020, but some have been extended by regulatory action.

•	Additional federal unemployment funds expired July 31, 2020.

•	Statutory eviction freeze for federally-backed properties expired July 25, 2020.

•	Foreclosure moratorium on federally-backed properties was extended by the FHFA on June 17, 2020 to last until “at least” August 31, 2020.

Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of the CARES Act on our business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that we accept as collateral; and the impacts on our MPF program.

Additional COVID-19 Legislative and Regulatory Developments. In light of the COVID-19 pandemic, governmental agencies, including the Securities and Exchange Commission, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

For further discussion of the risks and potential risks relating to the COVID-19 pandemic, see Risk Factors, starting on page 63 of our Q1 2020 Form 10-Q.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Asset/Liability Management Committee provides oversight of our risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. The table below reflects the expected change in market value of equity for the stated increase or decrease in interest rates based on our models and related loss limit for each scenario established in the policy. For our down scenario shock analysis, the down shocks are constrained by scenarios provided by our regulator so that shocked rates will not go negative. As a result, we floored the down shock scenario at 10 bps. Due to the low rate environment, this floor setting was triggered in our down shock scenarios presented below.

	June 30, 2020		December 31, 2019
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$622	$(450)	$199	$(450)
-100 bp	516	(200)	58	(200)
-50 bp	311	(90)	29	(90)
-25 bp	243	(45)	15	(45)
+25 bp	(26)	(45)	(20)	(45)
+50 bp	(55)	(90)	(46)	(90)
+100 bp	(123)	(200)	(107)	(200)
+200 bp	(257)	(450)	(243)	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of June 30, 2020	$1	$—	$(4)	(26)	$1
As of December 31, 2019	(1)	(2)	(3)	(22)	2

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

As of June 30, 2020, our sensitivity to changes in implied volatility using these models was nil, compared to $(2) million at December 31, 2019. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

Duration of equity is another measure to express interest rate sensitivity. We report the results of our duration of equity calculations to the FHFA each quarter. We measure duration of equity in a base case using the actual yield curve as of a specified date and then shock it with an instantaneous shift of the entire curve. The following table presents the duration of equity reported by us to the FHFA in accordance with the FHFA's guidance, which prescribes that down and up interest-rate

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

shocks equal 200 basis points. The results are shown in years of duration equity. The lengthening of duration of equity compared with year end was primarily due to the increased primary-secondary mortgage rate spread. We continue to monitor impacts of the COVID-19 pandemic on the markets and the economy which may impact our mortgage prepayment speed projections and duration of equity in the second half of the year.

	Duration of equity in years
Scenario as of	Down 200 bps	Base	Up 200 bps
June 30, 2020	1.9	1.7	2.3
December 31, 2019	2.2	1.2	2.4

As of June 30, 2020, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $215 million, and our market value of equity to book value of equity ratio was 104%, compared to $266 million and 105% at December 31, 2019. The COVID-19 pandemic caused disruption in the financial markets in first quarter of 2020. With the government and Federal Reserve accommodated policies in place, the market normalized in second quarter of 2020. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section on page 18 in our 2019 Form 10-K and on page 63 in our Q1 2020 Form 10-Q, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

Federal Home Loan Bank of Chicago

Item 6. Exhibits.

4.1	Capital Plan of the Federal Home Loan Bank of Chicago, as amended and restated effective July 1, 2020*

10.1	Fourth Amendment to Lease, dated April 24, 2020

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed as Exhibit 4.1 with our 8-K Current Report on May 19, 2020 SEC File No. 000-51401

Federal Home Loan Bank of Chicago

Glossary of Terms

Advances: Secured loans to members.

ABS: Asset backed securities.

AFS: Available-for-sale debt securities.

AOCI: Accumulated Other Comprehensive Income.

Capital Plan (or Amended Capital Plan): The Amended and Restated Capital Plan of the Federal Home Loan Bank of Chicago, effective as of July 1, 2020.

CARES Act: The Coronavirus, Aid, Relief, and Economic Security Act, enacted March 27, 2020.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Matthew R. Feldman
		Name:	Matthew R. Feldman
		Title:	President and Chief Executive Officer
Date:	August 6, 2020	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 6, 2020	(Principal Financial Officer and Principal Accounting Officer)

S-1