Form 10-Q
period 2021-03-31
Federal Home Loan Bank of Chicago
filed 2021-05-06
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission File No. 000-51401
Federal Home Loan Bank of Chicago
(Exact name of registrant as specified in its charter)

Federally chartered corporation		36-6001019
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
433 West Van Buren Street, Suite 501S
Chicago,	IL	60607
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (312) 565-5700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

As of March 31, 2021, including mandatorily redeemable capital stock, registrant had 22,806,880 total outstanding shares of Class B Capital Stock.

    Federal Home Loan Bank of Chicago

    Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

											March 31, 2021	December 31, 2020
Assets
Cash and due from banks											$3,795	$3,541
Interest bearing deposits											855	855
Federal Funds sold											6,515	4,125
Securities purchased under agreements to resell											3,995	10,120
Investment debt securities -
Trading,	1,069	and	1,292	pledged							3,143	4,621
Available-for-sale,		17,572		and	18,145	amortized cost					18,062	18,437
Held-to-maturity,		994		and	1,549	fair value					944	1,491
Investment debt securities											22,149	24,549
Advances,		1,213	and	1,315	carried at fair value						46,975	46,695
MPF Loans held in portfolio, net of					(3)	and		(3)	allowance for credit losses		9,895	10,038
Derivative assets											15	5
Other assets,		83	and	105	carried at fair value
net of		(7)	and	(7)	allowance for credit losses						403	428
Assets											$94,597	$100,356

Liabilities
Deposits -
Demand and overnight - noninterest bearing											$431	$394
Demand and overnight - interest bearing,							19	and	18	from other FHLBs	745	875
Term deposits - interest bearing											—	15
Deposits											1,176	1,284
Consolidated obligations, net -
Discount notes,		—	and	2,000		carried at fair value					45,262	48,643
Bonds,	842	and	1,844	carried at fair value							40,260	42,670
Consolidated obligations, net											85,522	91,313
Derivative liabilities											535	691
Affordable Housing Program assessment payable											82	89
Mandatorily redeemable capital stock											262	279
Other liabilities											478	411
Liabilities											88,055	94,067
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,			13	and	13	million shares issued and outstanding					1,312	1,257
Class B2 membership stock,				7	and	8	million shares issued and outstanding				707	753
Capital stock - putable,				$100	and	$100		par value per share			2,019	2,010
Retained earnings - unrestricted											3,428	3,424
Retained earnings - restricted											654	648
Retained earnings											4,082	4,072
Accumulated other comprehensive income (loss) (AOCI)											441	207
Capital											6,542	6,289
Liabilities and capital											$94,597	$100,356

The accompanying notes are an integral part of these financial statements (unaudited).

    Federal Home Loan Bank of Chicago
Statements of Income (unaudited)
(U.S. Dollars in millions)

Three months ended March 31,
2021	2020
Interest income	$192	$565
Interest expense	82	419
Net interest income	110	146
Provision for (reversal of) credit losses	—	2
Net interest income after provision for (reversal of) credit losses	110	144

Noninterest income -
Trading securities	(18)	87
Derivatives and hedging activities	20	(138)
Instruments held under fair value option	(29)	40
MPF fees,	7	and	8	from other FHLBs	12	10
Other, net	2	3
Noninterest income	(13)	2

Noninterest expense -
Compensation and benefits	28	36
Nonpayroll operating expenses	20	20
Other, net	13	1
Noninterest expense	61	57

Income before assessments	36	89

Affordable Housing Program	4	9

Net income	$32	$80

The accompanying notes are an integral part of these financial statements (unaudited).

    Federal Home Loan Bank of Chicago
Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,
	2021	2020
Net income	$32	$80

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	198	(631)
Noncredit OTTI held-to-maturity debt securities	—	4
Net unrealized gain (loss) cash flow hedges	41	(44)
Postretirement plans	(5)	(11)
Other comprehensive income (loss)	234	(682)

Comprehensive income	$266	$(602)

The accompanying notes are an integral part of these financial statements (unaudited).

    Federal Home Loan Bank of Chicago
Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total

December 31, 2020	13	$1,257	8	$753	$3,424	$648	$207	$6,289
Comprehensive income					26	6	234	266
Issuance of capital stock	1	168	—	—				168
Repurchases of capital stock	—	—	(2)	(158)				(158)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	—				(1)
Transfers between classes of capital stock	(1)	(112)	1	112
Cash dividends - class B1					(19)			(19)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(3)			(3)
Class B2 annualized rate				2.00%
Total change in period excl. cumulative effect	—	55	(1)	(46)	4	6	234	253
March 31, 2021	13	$1,312	7	$707	$3,428	$654	$441	$6,542

December 31, 2019	13	$1,337	4	$376	$3,197	$573	$(29)	$5,454
Cumulative effect adjustment - see Note 2					(7)			(7)
Comprehensive income					64	16	(682)	(602)
Issuance of capital stock	7	728	—	—				728
Repurchases of capital stock	—	—	(5)	(486)				(486)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(1)				(1)
Transfers between classes of capital stock	(5)	(537)	5	537
Cash dividends - class B1					(20)			(20)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(1)			(1)
Class B2 annualized rate				2.25%
Total change in period excl. cumulative effect	2	191	—	50	43	16	(682)	(382)
March 31, 2020	15	$1,528	4	$426	$3,233	$589	$(711)	$5,065

The accompanying notes are an integral part of these financial statements (unaudited).

    Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

Three months ended March 31,	2021	2020
Operating	Net cash provided by (used in) operating activities	$956	$(1,897)
Investing	Net change interest bearing deposits	—	150
Net change Federal Funds sold	(2,390)	11
Net change securities purchased under agreements to resell	6,125	3,800
Trading debt securities -
Sales	—	1,300
Proceeds from maturities and paydowns	1,450	2
Purchases	—	(2,275)
Available-for-sale debt securities -
Proceeds from maturities and paydowns	143	381
Purchases	(328)	(1,618)
Held-to-maturity debt securities -
Proceeds from maturities and paydowns	1,159	1,198
Purchases	(613)	(514)
Advances -
Principal collected	99,013	393,096
Issued	(99,692)	(396,817)
MPF Loans held in portfolio -
Principal collected	991	532
Purchases	(879)	(1,186)
Other investing activities	(3)	(2)
Net cash provided by (used in) investing activities	4,976	(1,942)
Financing	Net change deposits,	2	and	4	from other FHLBs	(108)	384
Discount notes -
Net proceeds from issuance	202,673	246,265
Payments for maturing and retiring	(206,057)	(240,872)
Consolidated obligation bonds -
Net proceeds from issuance	12,044	10,484
Payments for maturing and retiring	(14,200)	(12,614)
Capital stock -
Proceeds from issuance	168	728
Repurchases	(158)	(486)
Cash dividends paid	(22)	(21)
Other financing activities	(18)	4
Net cash provided by (used in) financing activities	(5,678)	3,872
Net increase (decrease) in cash and due from banks	254	33
Cash and due from banks at beginning of period	3,541	29
Cash and due from banks at end of period	$3,795	$62

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements and the following footnotes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2020, included in our 2020 Annual Report on Form 10-K (2020 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago. “Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago. See the Glossary of Terms starting on page 61 for the definitions of certain terms used herein.

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

Basis of Presentation

The basis of presentation pertaining to the consolidation of our variable interest entities has not changed since we filed our 2020 Form 10-K.  The basis of presentation pertaining to our gross versus net presentation of derivative financial instruments also has not changed since we filed our 2020 Form 10-K. Refer to Note 1- Background and Basis of Presentation to the financial statements in our 2020 Form 10-K with respect to our basis of presentation for consolidation of variable interest entities and our gross versus net presentation of financial instruments for further details.

Note 2 – Summary of Significant Accounting Policies

Our significant accounting policies adopted through December 31, 2020, can be found in Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2020 Form 10-K including details on the cumulative effect adjustments. We have not yet adopted any significant new policies in 2021.

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

There were no recently issued but not yet adopted accounting standards which may have a material effect on our financial statements.

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended March 31,
	2021	2020
Interest income -

Trading	$21	$26
Available-for-sale	21	140
Held-to-maturity	8	27
Investment debt securities	50	193

Advances	76	238

MPF Loans held in portfolio	63	87
Federal funds sold and securities purchased under agreements to resell	2	38
Other	1	9

Interest income	192	565

Interest expense -

Consolidated obligations -
Discount notes	15	185
Bonds	64	228

Other	3	6

Interest expense	82	419

Net interest income	110	146
Provision for (reversal of) credit losses	—	2
Net interest income after provision for (reversal of) credit losses	$110	$144

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
•Government guaranteed residential MBS.
•SOFR Structured Adjustable Rate Mortgage (SOFR SARM) MBS.
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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	March 31, 2021	December 31, 2020
U.S. Government & other government related	$3,135	$4,612
Residential MBS
GSE	7	8
Government guaranteed	1	1
Trading debt securities	$3,143	$4,621

The following table presents our gains and losses on trading debt securities recorded in Noninterest Income Other.

	Three months ended March 31,
	2021	2020
Net unrealized gains (losses) on securities held at period end	$(2)	$70
Net realized gains (losses) on securities sold/matured during the period	(16)	17
Net gains (losses) on trading debt securities	$(18)	$87

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of March 31, 2021
U.S. Government & other government related	$1,488		$43	$(8)	$1,523
State or local housing agency	13		1	—	14
FFELP ABS	2,858		152	(6)	3,004
Residential MBS
GSE	12,973		304	(4)	13,273
Government guaranteed	240		8	—	248
Available-for-sale debt securities	$17,572		$508	$(18)	$18,062

As of December 31, 2020
U.S. Government & other government related	$1,535		$83	$—	$1,618
State or local housing agency	14		1	—	15
FFELP ABS	2,922		121	(9)	3,034
Residential MBS
GSE	13,413		147	(59)	13,501
Government guaranteed	261		8	—	269
Available-for-sale debt securities	$18,145		$360	$(68)	$18,437
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, net charge-offs, fair value hedge accounting adjustments, and includes accrued interest receivable of $50 million and $53 million at March 31, 2021 and December 31, 2020.

We had sales of AFS debt securities for the periods presented.

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of March 31, 2021
U.S. Government & other government related	$575		$21	$—	$596
Residential MBS
GSE	267		27	—	294
Government guaranteed	89		2	—	91
Other	13		—	—	13
Held-to-maturity debt securities	$944		$50	$—	$994

As of December 31, 2020
U.S. Government & other government related	$1,098		$24	$—	$1,122
Residential MBS
GSE	285		31	—	316
Government guaranteed	94		2	—	96
Other	14		1	—	15
Held-to-maturity debt securities	$1,491		$58	$—	$1,549
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and/or net charge-offs.

We had sales of HTM debt securities for the periods presented.

Contractual Maturity Terms

The maturity of our AFS and HTM debt securities is detailed in the following table.

	Available-for-Sale		Held-to-Maturity
As of March 31, 2021	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$1	$1	$174	$174
Due after one year through five years	11	12	20	20
Due after five years through ten years	464	473	279	291
Due after ten years	1,025	1,051	102	111
ABS and MBS without a single maturity date	16,071	16,525	369	398
Total debt securities	$17,572	$18,062	$944	$994

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

	Less than 12 Months		12 Months or More		Total
Available-for-sale debt securities	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)

As of March 31, 2021
U.S. Government & other government related	$689	$(8)	$1	$—	$690	$(8)
FFELP ABS	—	—	454	(6)	454	(6)
Residential MBS
GSE	291	(1)	69	(3)	360	(4)
Available-for-sale debt securities	$980	$(9)	$524	$(9)	$1,504	$(18)

As of December 31, 2020
U.S. Government & other government related	$—	$—	$2	$—	$2	$—
FFELP ABS	21	—	459	(9)	480	(9)
Residential MBS
GSE	102	(1)	6,327	(58)	6,429	(59)
Available-for-sale debt securities	$123	$(1)	$6,788	$(67)	$6,911	$(68)

Credit Loss Analysis

We recognized no credit losses on HTM or AFS debt securities for the periods presented. We do not intend to sell AFS securities (although in October 2020 the Bank sold PLMBS, as discussed in Note 2 – Summary of Significant Accounting Policies of our 2020 Form 10-K) and we believe it is more likely than not, that we will not be required to sell them prior to recovering their amortized cost. We expect to recover the entire amortized cost on these securities.

Accretion on Prior Years' Other-Than-Temporary Impairment

Increases in cash flows expected to be collected and recognized into interest income on prior years' credit related OTTI charges on our AFS and HTM PLMBS were $6 million for the three months ended March 31, 2020. As discussed in Note 2 – Summary of Significant Accounting Policies of our 2020 Form 10-K, we sold PLMBS during October 2020.

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

The following table presents the remaining life of our advances by the advance’s contractual maturity and the related weighted average interest rate. For amortizing advances, remaining maturity is determined based on the advance’s amortization schedule. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay advances with or without penalties.

As of March 31, 2021	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$13,371	0.48%
One to two years	4,297	1.08%
Two to three years	9,310	0.52%
Three to four years	7,046	0.74%
Four to five years	4,058	1.29%
More than five years	8,418	1.76%
Par value	$46,500	0.88%

The following table reconciles the par value of our advances to the carrying amount on our statements of condition as of the dates indicated.

As of	March 31, 2021	December 31, 2020
Par value	$46,500	$45,820
Fair value hedging adjustments	385	760
Other adjustments	90	115
Advances	$46,975	$46,695

The following advance borrowers exceeded 10% of our advances outstanding:

As of March 31, 2021	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	23.7%
State Farm Mutual Automobile Insurance Company	5,004		10.8%
The Northern Trust Company	4,854		10.4%
a    One Mortgage Partners Corp. (OMP) is a subsidiary of JPMorgan Chase Bank NA. Effective February 19, 2021, we terminated OMP’s membership in connection with the FHFA rule that made captive insurance companies ineligible for FHLB membership.

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

As of	March 31, 2021	December 31, 2020
Medium term (15 years or less)	$1,545	$1,403
Long term (greater than 15 years)	8,181	8,453
Unpaid principal balance	9,726	9,856
Net premiums, credit enhancement, and/or deferred loan fees	177	177
Fair value hedging and delivery commitment basis adjustments	(5)	8
MPF Loans held in portfolio, before allowance for credit losses	9,898	10,041
Allowance for credit losses on MPF Loans	(3)	(3)
MPF Loans held in portfolio, net	$9,895	$10,038
Conventional mortgage loans	$8,861	$8,979
Government Loans	865	877
Unpaid principal balance	$9,726	$9,856

The above table excludes MPF Loans acquired under the MPF Xtra®, MPF Direct, and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2020 Form 10-K for information related to the accounting treatment of these off balance sheet MPF Loan products.

Coronavirus Disease 2019 (COVID-19) Forbearance
Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for troubled debt restructurings (TDRs) for certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable end period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency related to the COVID-19 pandemic . We have elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act, such modifications to loans outstanding as of March 31, 2021 were $7 million.

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

As of March 31, 2021, there were $249 million in unpaid principal balance (UPB) of conventional loans in a forbearance plan as a result of COVID-19.  $110 million in UPB of these conventional loans in forbearance had a current payment status, $13 million were 30 to 59 days past due, $9 million were 60 to 89 days past due, and $117 million were greater than 90 days past due and in nonaccrual payment status.  These loans in forbearance represents 3% of our MPF Loans held in portfolio at March 31, 2021.

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 8 – Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2020 Form 10-K for further details regarding our accounting policies pertaining to allowances for credit losses.

Our allowances for credit losses are immaterial due to the nature of our credit enhancements, collateral support, and/or credit worthiness of our counterparties. See Note 8 - Allowance for Credit Losses to the financial statements in our 2020 Form 10-K for more information.

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses for MPF Loans.

	Three months ended March 31,
For the periods ending	2021	2020

Allowance for MPF credit losses beginning balance	$3	1
Allowance for MPF credit losses charged off	—	(1)
Provision for (reversal of) allowance for MPF for credit losses	—	2
Allowance for MPF credit losses ending balances	$3	$2

Allowance for Credit Losses on Community First Fund (the Fund)

As of March 31, 2021 we had $45 million in Fund loans outstanding, unchanged from $45 million at December 31, 2020, recorded in Other assets in our Statements of Condition.

Under the “currently expected credit losses” methodology (CECL), on January 1, 2020, we recorded a $7 million allowances for credit losses on a basis of expected losses over the life of the loans. As of March 31, 2021, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans. As we had not incurred any credit losses under the pre-CECL accounting policy, we had no allowance prior to 2020.

	Three months ended March 31,
For the year ended December 31,	2021	2020
Allowance for Fund loan credit losses beginning balance	$7	$—
Adjustment for cumulative effect of accounting change	—	7
Allowance for Fund loan credit losses ending balances	$7	$7

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators. See COVID-19 Forbearance in Note 7 – MPF Loans Held in Portfolio for more information on how the forbearance impacts the accounting for the below credit quality indicators.

	March 31, 2021			December 31, 2020
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2017 to 2021	Prior to 2017	Total	2016 to 2020	Prior to 2016	Total
Past due 30-59 days	$42	$32	$74	$47	$23	$70
Past due 60-89 days	12	9	21	17	9	26
Past due 90 days or more	94	50	144	121	38	159
Past due	148	91	239	185	70	255
Current	7,474	1,307	8,781	7,984	912	8,896
Total	$7,622	$1,398	$9,020	$8,169	$982	$9,151

	March 31, 2021			December 31, 2020
	Amortized Cost			Amortized Cost
As of	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$14	$16	$30	$13	$5	$18
Serious delinquency rate	1.66%	4.97%	1.96%	1.78%	4.22%	2.00%
Past due 90 days or more and still accruing interest	$46	$33	$79	$48	$17	$65
Loans on nonaccrual status	109	—	109	120	—	120
Loans on nonaccrual status with no allowance for credit losses	23	—	23	21	—	21

Accrued interest receivable

We present accrued interest receivable separately for loans and HTM debt securities which are carried at amortized cost. We do not measure an allowance for credit losses on accrued interest receivables as we reverse accrued interest on a monthly basis in the event of an interest shortfall.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	March 31, 2021	December 31, 2020
MPF Loans held in portfolio	$47	$48
HTM securities	5	5
Advances	35	37
Accrued interest receivable	$87	$90

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Policies in our 2020 Form 10-K for our accounting policies for derivatives.

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. As of March 31, 2021, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value in our 2020 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). In this regard, we pledged $474 million of investment securities that can be sold or repledged by our counterparty, as of March 31, 2021, on our bilateral derivative transactions.

For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been immaterial at March 31, 2021.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2020 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. In this regard, we pledged $595 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at March 31, 2021. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at March 31, 2021.

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

	March 31, 2021			December 31, 2020
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$50,964	$149	$627	$39,493	$65	$729
Derivatives not in hedge accounting relationships-
Interest rate contracts	8,774	36	94	11,265	46	141
Mortgage delivery commitments	2,272	16	17	2,831	5	7
Other	245	1	—	257	—	1
Derivatives not in hedge accounting relationships	11,291	53	111	14,353	51	149
Gross derivative amount before netting adjustments and cash collateral	$62,255	202	738	$53,846	$116	878
Netting adjustments and cash collateral		(187)	(203)		(111)	(187)
Derivatives on statements of condition		$15	$535		$5	$691
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$57			$84
Cash collateral received and related accrued interest	41			8

The following table presents the noninterest income - derivatives and hedging activities as presented in the statements of income.

	Three months ended March 31,
For the periods ending	2021	2020
Economic hedges -
Interest rate contracts	$27	(148)
Mortgage delivery commitments	(13)	14
Other	6	(8)
Economic hedges	20	(142)
Variation margin on daily settled cleared derivatives	—	4
Noninterest income - Derivatives and hedging activities	$20	$(138)

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

	Derivative Assets			Derivative Liabilities
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
As of March 31, 2021
Derivatives with legal right of offset -
Gross recognized amount	$111	$76	$187	$613	$107	$720
Netting adjustments and cash collateral	(111)	(76)	(187)	(127)	(76)	(203)
Derivatives with legal right of offset - net	—	—	—	486	31	517
Derivatives without legal right of offset	15	—	15	18	—	18
Derivatives on statements of condition	15	—	15	504	31	535
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	474	31	505
Net amount	$15	$—	$15	$30	$—	$30

As of December 31, 2020
Derivatives with legal right of offset -
Gross recognized amount	$60	$51	$111	$812	$59	$871
Netting adjustments and cash collateral	(60)	(51)	(111)	(136)	(51)	(187)
Derivatives with legal right of offset - net	—	—	—	676	8	684
Derivatives without legal right of offset	5	—	5	7	—	7
Derivatives on statements of condition	5	—	5	683	8	691
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	668	8	676
Net amount	$5	$—	$5	$15	$—	$15

At March 31, 2021, we had $563 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs (for initial margin), which exceeded our cleared net derivative liability position. We had $0.3 million additional credit exposure on bilateral derivatives, which exceeded our bilateral net derivative liability position. At December 31, 2020, we had $615 million of comparable exposure on our cleared derivatives and $1 million on our bilateral derivatives.

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans, as we did not have any active fair value hedges on our MPF Loans as of March 31, 2021.

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Three months ended March 31, 2021
Available-for-sale debt securities	$735	$(831)	$(96)
Advances	336	(375)	(39)
Consolidated obligation bonds	(205)	252	47
Other	—	(1)	(1)
Total	$866	$(955)	$(89)
Three months ended March 31, 2020
Available-for-sale debt securities	$(1,258)	$1,271	$13
Advances	(730)	715	(15)
Consolidated obligation bonds	252	(245)	7
Total	$(1,736)	$1,741	$5

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans, as we did not have any active fair value hedges on our MPF Loans as of March 31, 2021.

As of March 31, 2021	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Advances	$17,932	$383	$3	$386
Available-for-sale securities	12,767	682	—	682
Consolidated obligation bonds	20,567	(31)	(20)	(51)
Other	328	—	8	8

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

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 9 years. We reclassify amounts in AOCI into our statements of income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were immaterial as of March 31, 2021.

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

	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Three months ended March 31, 2021
Discount notes	$37	$(4)

Three months ended March 31, 2020
Discount notes	$(48)	$(4)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2021	December 31, 2020
Consolidated obligation discount notes - carrying amount	$45,262	$48,643
Consolidated obligation discount notes - par amount	45,268	48,654
Weighted Average Interest Rate	0.07%	0.10%

The following table presents the remaining life of our consolidated obligation bonds by the bond’s contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of March 31, 2021	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$10,779	0.89%	$27,012
One to two years	9,473	1.24%	9,382
Two to three years	1,954	1.47%	1,708
Three to four years	1,890	1.06%	768
Four to five years	6,766	0.68%	875
Thereafter	9,460	1.79%	577
Total par value	$40,322	1.19%	$40,322

The following table presents consolidated obligation bonds outstanding by call feature:

As of	March 31, 2021	December 31, 2020
Noncallable	$22,860	$35,075
Callable	17,462	7,397
Par value	40,322	42,472
Fair value hedging adjustments	(51)	200
Other adjustments	(11)	(2)
Consolidated obligation bonds	$40,260	$42,670

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2021, and December 31, 2020. See Note 16 - Commitments and Contingencies in our 2020 Form 10-K for further details.

	March 31, 2021			December 31, 2020
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$451,587	$244,798	$696,385	$471,919	$274,853	$746,772
FHLB Chicago as primary obligor	40,322	45,268	85,590	42,472	48,654	91,126
As a percent of the FHLB System	9%	18%	12%	9%	18%	12%

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 11 – Capital and Mandatorily Redeemable Capital Stock (MRCS)

Under our Capital Plan our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. All stock that supports a member’s activity stock requirement with the Bank is classified as Class B1 activity stock. Any additional amount of stock necessary for the total amount of Class B stock held to equal a member’s minimum investment amount will be classified as Class B2 membership stock. Members purchase Class B2 membership stock to satisfy their membership stock requirement with the Bank. Stock held in excess of a member’s minimum investment requirement is classified as Class B2 excess capital stock. See Note 12 – Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2020 Form 10-K for further information on our capital stock and MRCS.

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements in Note 12 – Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2020 Form 10-K. We complied with our minimum regulatory capital requirements as shown below.

	March 31, 2021		December 31, 2020
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$3,784	$6,363	$4,014	$6,361
Total regulatory capital ratio	4.00%	6.73%	4.00%	6.34%
Leverage capital	$4,730	$9,544	$5,018	$9,541
Leverage capital ratio	5.00%	10.09%	5.00%	9.51%
Risk-based capital	$2,045	$6,363	$1,587	$6,361

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

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS):

As of March 31, 2021	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
One Mortgage Partners Corp.	$245	[a]	10.7%	$245
a    One Mortgage Partners Corp. (OMP) is a subsidiary of JPMorgan Chase Bank NA. Effective February 19, 2021, we terminated OMP’s membership in connection with the FHFA rule that made captive insurance companies ineligible for FHLB membership.

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On April 27, 2021 our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.00% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2021. This dividend totaled $24 million (recorded as $21 million dividends on capital stock and $3 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on May 13, 2021. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Repurchase of Excess Capital Stock

Members may request repurchase of excess capital stock on any business day. Additionally, starting on March 15, 2021, and continuing on a monthly basis, the Bank repurchases excess capital stock held by each member or former member that exceeds certain limits set by the Bank. All repurchases of excess capital stock, including any monthly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Debt Securities	Held-to-maturity Debt Securities		Post-Retirement Plans	Total in AOCI
Three months ended March 31, 2021
Beginning balance	$292	$—	$(65)	$(20)	$207
Change in the period recorded to the statements of condition	198	—	37	(10)	225
Amounts reclassified in period to statements of income:
Net interest income	—	—	4		4
Noninterest expense				5	5
Ending balance	$490	$—	$(24)	$(25)	$441
Three months ended March 31, 2020
Beginning balance	$104	$(85)	$(38)	$(10)	$(29)
Change in the period recorded to the statements of condition	(631)	4	(48)	(12)	(687)
Amounts reclassified in period to statements of income:
Net interest income	—	—	4		4
Noninterest expense				1	1
Ending balance	$(527)	$(81)	$(82)	$(21)	$(711)

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 13 - Fair Value

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the statements of condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We measure instrument-specific credit risk attributable to our consolidated obligations based on our nonperformance risk, which includes the credit risk associated with the joint and several liability of other FHLBs, see Note 16 - Commitments and Contingencies in our 2020 Form 10-K. As a result, we did not recognize any instrument-specific credit risk attributable to our consolidated obligations that are carried at fair value. See Note 2 - Summary of Significant Accounting Policies in our 2020 Form 10-K for our fair value policies and Note 15 - Fair Value in our 2020 Form 10-K for our valuation techniques and significant inputs. See Note 9 - Derivatives and Hedging Activities for more information on the Netting and Cash Collateral amounts.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
March 31, 2021
Carried at amortized cost
Cash and due from banks and interest bearing deposits	$4,650	$4,650	$4,650
Federal Funds sold and securities purchased under agreements to resell	10,510	10,510		$10,510
Held-to-maturity debt securities	944	994		981	$13
Advances	45,762	46,090		46,090
MPF Loans held in portfolio, net	9,888	10,078		10,060	18
Other assets	87	87		87
Carried at fair value on a recurring basis
Trading debt securities	3,143	3,143		3,143
Available-for-sale debt securities	18,062	18,062		18,062
Advances	1,213	1,213		1,213
Derivative assets	15	15		202		$(187)
Other assets - held for sale at fair value	83	83		83
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7			7
Financial assets	94,364	$94,932	$4,650	$90,431	$38	$(187)
Other non financial assets	233
Assets	$94,597
Carried at amortized cost
Deposits	$(1,176)	$(1,176)		$(1,176)
Consolidated obligation discount notes	(45,262)	(45,265)		(45,265)
Consolidated obligation bonds	(39,418)	(39,522)		(39,522)
Mandatorily redeemable capital stock	(262)	(262)	$(262)
Other liabilities	(98)	(98)		(98)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(842)	(842)		(842)
Derivative liabilities	(535)	(535)		(738)		$203
Financial liabilities	(87,593)	$(87,700)	$(262)	$(87,641)	$—	$203
Other non financial liabilities	(462)
Liabilities	$(88,055)

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2020
Carried at amortized cost
Cash and due from banks and interest bearing deposits	$4,396	$4,396	$4,396
Federal Funds sold and securities purchased under agreements to resell	14,245	14,245		$14,245
Held-to-maturity debt securities	1,491	1,549		1,534	$15
Advances	45,380	45,696		45,696
MPF Loans held in portfolio, net	10,020	10,332		10,327	5
Other assets	90	90		90
Carried at fair value on a recurring basis
Trading debt securities	4,621	4,621		4,621
Available-for-sale debt securities	18,437	18,437		18,437
Advances	1,315	1,315		1,315
Derivative assets	5	5		116		$(111)
Other assets - held for sale at fair value	105	105		105
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	18	18			18
Financial assets	100,123	$100,809	$4,396	$96,486	$38	$(111)
Other non financial assets	233
Assets	$100,356
Carried at amortized cost
Deposits	$(1,284)	$(1,284)		$(1,284)
Consolidated obligation discount notes	(46,643)	(46,644)		(46,644)
Consolidated obligation bonds	(40,826)	(41,183)		(41,183)
Mandatorily redeemable capital stock	(279)	(279)	$(279)
Other liabilities	(89)	(89)		(89)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(2,000)	(2,000)		(2,000)
Consolidated obligation bonds	(1,844)	(1,844)		(1,844)
Derivative liabilities	(691)	(691)		(878)		187
Financial liabilities	(93,656)	$(94,014)	$(279)	$(93,922)	$—	$187
Other non financial liabilities	(411)
Liabilities	$(94,067)

We had no transfers between levels for the periods shown.

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. Financial instruments for which we elected the fair value option along with their related fair value are shown on our Statements of Condition. Refer to our Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2020 Form 10-K for further details.

The following table presents the changes in fair values of financial assets and liabilities carried at fair value under the fair value option. These changes were recognized in noninterest income - instruments held under the fair value option in our statements of income.

	Three months ended March 31,
	2021	2020
Advances	$(28)	$60
Other assets	(2)	2
Discount notes	—	(14)
Consolidated obligation bonds	1	(8)
Noninterest income - Instruments held under fair value option	$(29)	$40

The following table reflects the difference between the aggregate UPB outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	March 31, 2021		December 31, 2020
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$1,139	$839	$1,213	$1,839
Fair value over (under) UPB	74	3	102	5
Fair value	$1,213	$842	$1,315	$1,844

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	March 31, 2021				December 31, 2020
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$4,194	$6,335	[a]	$10,529	$10,446	$5,949	[a]	$16,395
MPF delivery commitments	1,269	—		1,269	1,527	—		1,527
Advance commitments	227	2		229	583	12		595
Housing authority standby bond purchase agreements	42	417		459	10	455		465
Unsettled consolidated obligation bonds	335	—		335	125	—		125
Other	3	—		3	3	—		3
Commitments	$6,070	$6,754		$12,824	$12,694	$6,416		$19,110
a    Contains $5.4 billion and $5.2 billion of member standby letters of credit as of March 31, 2021, and December 31, 2020, which were renewable annually.

For a description of defined terms see Note 16 - Commitments and Contingencies to the financial statements in our 2020 Form 10-K.

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

As of	March 31, 2021	December 31, 2020
Assets - Advances	$185	$252
Liabilities - Deposits	21	15
Equity - Capital Stock	17	17

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

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
Selected statements of condition data
Investments [a]	$33,514		$39,649		$36,364		$36,005		$37,249
Advances	46,975		46,695		49,771		49,250		55,005
MPF Loans held in portfolio, net	9,895		10,041		10,529		10,947		10,647
Total assets	94,597		100,356		98,387		96,731		103,443
Consolidated obligation discount notes	45,262		48,643		41,801		37,440		47,095
Consolidated obligation bonds	40,260		42,670		47,970		51,760		48,593
Capital stock	2,019		2,010		2,041		1,837		1,954
Retained earnings	4,082		4,072		3,936		3,873		3,822
Total capital	6,542		6,289		5,904		5,347		5,065
Other selected data at period end
Member standby letters of credit outstanding	$10,529		$16,395		$21,666		$24,825		$25,192
MPF Loans par value outstanding - FHLB System [b]	69,107		70,326		71,297		71,768		70,347
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	18,922		18,934		18,957		18,772		17,954
Number of members	680		686		683		687		685
Total employees (full and part time)	469		474		486		488		487
Selected statements of income data
Net interest income after provision for credit losses	$110		$142		$168		$134		$144
Noninterest income	(13)		101	[d]	(8)		9		2
Noninterest expense	61		68		65		85		57
Net income	32		157	[d]	85		52		80
Other selected MPF data during the periods [b]
MPF Loans par value amounts funded - FHLB System	$5,364		$6,672		$7,145		$8,641		$4,929
Quarterly number of PFIs funding MPF products - FHLB System	710		707		730		764		783
MPF Loans par value amounts funded - FHLB Chicago PFIs	$1,703		$1,999		$2,371		$2,985		$1,497
Quarterly number of PFIs funding MPF products - FHLB Chicago	177		178		184		195		197
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.73%		6.34%		6.36%		6.20%		5.90%
Market value of equity to book value of equity	107%		105%		106%		104%		103%
Primary mission asset ratio [c]	70.3%	e	71.5%	e	71.6%	e	71.5%	e	71.2%	e
Dividend rate class B1 activity stock-period paid	5.00%		5.00%		5.00%		5.00%		5.00%
Dividend rate class B2 membership stock-period paid	2.00%		2.25%		2.25%		2.25%		2.25%
Return on average assets	0.13%		0.62%	[d]	0.33%		0.20%		0.30%
Return on average equity	1.99%		10.06%	[d]	6.13%		3.41%		5.41%
Average equity to average assets	6.53%		6.16%		5.38%		5.87%		5.55%
Net yield on average interest-earning assets	0.46%		0.58%		0.67%		0.54%		0.57%
Return on average Regulatory Capital spread to three month LIBOR index	1.83%		9.61%	[d]	3.23%		2.88%		3.80%
Cash dividends-period paid	$22		$21		$22		$20		$21
Dividend payout ratio-period paid	68.75%		13.38%		26.00%		38.00%		26.00%
a    Includes investment debt securities, interest bearing deposits, Federal Funds sold, and securities purchased under agreements to resell.
b    Includes all MPF products, whether on or off our balance sheet. See Mortgage Partnership Finance Program on page 8 in our 2020 Form 10-K.
c    Annual average year to date basis. The FHFA issued an advisory bulletin that provides guidance relating to a primary mission asset ratio by which the FHFA will assess each FHLB's core mission achievement. See Mission Asset Ratio on page 5 in our 2020 Form 10-K for more information.
d    The selected line items are relatively higher when compared to the same line items in other quarters as a result of gains on our investment securities due to the sale of our AFS and HTM private label mortgage backed securities (PLMBS) during the fourth quarter of 2020. See Note 2 - Summary of Significant Accounting Policies of our Form 10-K for the year ended 2020 for more information.
e     We have revised the previously disclosed primary mission asset ratios to reflect an adjusted calculation. See Mission Asset Ratio on page 5 in our 2020 Form 10-K for more information on the related FHFA advisory bulletin guidance.

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

•general economic and market conditions, including the timing and volume of market activity, inflation/deflation, unemployment rates, housing prices, the condition of the mortgage and housing markets, increased delinquencies and/or loss rates on mortgages, prolonged or delayed foreclosure processes, and the effects on, among other things, mortgage backed securities; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; impacts from various measures to stimulate the economy and help borrowers refinance home mortgages; disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability; the impact of the occurrence of a major natural or other disaster, a pandemic such as the COVID-19 pandemic or other disruptive event; the impact of climate change;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors starting on page 23 in our 2020 Annual Report on Form 10-K (2020 Form 10-K).

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2021 Financial Highlights

At the end of the first quarter of 2021, advances and MPF Loans outstanding remained relatively level amid market uncertainties and historically low rates.
•    Advances outstanding increased $0.3 billion to $47.0 billion at March 31, 2021, up from $46.7 billion at December 31, 2020. We believe many of our depository members experienced an inflow of deposits on their balance sheets along with reduced loan demand, while also having access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic. Although these factors continued to limit our depository members’ need for advances, increased advance borrowing by insurance company members has offset the decrease by depository members.
•    MPF Loans held in portfolio continued to remain steady at $9.9 billion at March 31, 2021, down slightly from $10.0 billion at December 31, 2020.
•    Total investment securities decreased 10% to $22.1 billion at March 31, 2021, down from $24.5 billion at December 31, 2020, primarily due to a reduction in investment in Treasury securities that matured and were not replaced.
•    Total assets decreased to $94.6 billion as of March 31, 2021, compared to $100.4 billion as of December 31, 2020, primarily due to a decrease in short-term liquidity assets and investment securities.
•    Letters of credit commitments decreased to $10.5 billion at March 31, 2021, down from $16.4 billion at December 31, 2020, primarily due to one of our former captive insurance company members reducing its letters of credit usage in anticipation of membership termination on February 19, 2021.
•    We recorded net income of $32 million in the first quarter of 2021, down from $80 million in the first quarter of 2020, primarily due to decreased interest income across all asset categories, partially offset by decreased interest expense, and other factors described below.
•    Net interest income after provision for credit losses for the first quarter of 2021 was $110 million, down from $144 million for the first quarter of 2020. This decrease is a result, in part, of the low interest rate environment since the Federal Reserve dramatically lowered interest rates in response to the COVID-19 pandemic. As discussed above, lower demand for advances from our depository members has also impacted our net interest income. Hedge ineffectiveness losses also increased approximately $48 million from a gain of $20 million in the first quarter of 2020 to a loss of $28 million for the same period in 2021, primarily driven by the increase in long-term interest rates and the interest rate curve steepening during the first quarter of 2021. Additionally, advance prepayments throughout 2020 resulted in a decline in our portfolio of higher interest earning advances which reduced the yield earned and balance outstanding on our advance portfolio in the first quarter of 2021 compared to the same period in 2020. Further, the yield earned and balance outstanding on our investment securities during the first quarter 2021 as compared to the same period in 2020 declined primarily as a result of the sale of our private label mortgage backed securities in October 2020.
•    In the first quarter of 2021, noninterest income (loss) was ($13) million, down $15 million from $2 million for the first quarter of 2020, primarily due to losses on assets carried at fair value (trading securities and instruments held under fair value option, which were not completely offset by economic hedging gains).
•    We remained in compliance with all of our regulatory capital requirements as of March 31, 2021.

Summary and Outlook

At the Bank, our mission, vision, values, and commitment to diversity, equity, and inclusion serve as our guides to support member businesses and their communities now and for years to come. Our new, rebranded visual identity reflects these pillars and what makes us the Federal Home Loan Bank of Chicago—our geographic district of Illinois and Wisconsin, our members, and the diverse communities our members serve.

Our new headquarters located in Chicago’s historic Old Post Office (433 West Van Buren Street, Suite 501S, Chicago, Illinois 60607) enabled us to create an office space designed to enrich innovation and collaboration to develop the products, services, and solutions members value most. As we continue to monitor COVID-19 developments, we do not anticipate fully opening our office until the late summer.

The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. For a discussion of the risks and potential risks facing the Bank as a result of the COVID-19 pandemic, see Risk Factors on starting on page 23 of our 2020 form 10-K.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

First Quarter 2021 Dividends and Dividend Guidance

Based on our preliminary financial results for the first quarter of 2021, the Board of Directors declared a dividend of 5.00% (annualized) for Class B1 activity stock. We pay a higher dividend per share on Class B1 activity stock to recognize members that support the entire cooperative through the use of our products. The higher dividend received on Class B1 activity stock has the effect of lowering members’ borrowing costs, and this benefit has continued on a relative basis as the Federal Reserve has maintained lower interest rates.

We expect to maintain a 5.00% (annualized) dividend for Class B1 activity stock for the second and third quarters of 2021, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning advance, letters of credit, and MPF on-balance sheet product activity with us.

Based on our preliminary financial results for the first quarter of 2021, the Board of Directors declared a dividend of 2.00% (annualized) for Class B2 membership stock.

The dividend for the first quarter of 2021 will be paid by crediting members’ DID accounts on May 13, 2021. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

New COVID-19 Relief Advance

In April of last year, we made available to all members a $4 million zero-rate advance with a 1-year maturity as part of our COVID-19 Relief Program (which is further discussed in COVID-19 Relief Programs on page 13 of our 2020 Form 10-K). As these advances mature this May, we announced a new zero-rate advance opportunity for all of our member institutions; some of the terms include:
•    Maximum borrowing amount is $5 million (an increase of $1 million from last year’s level) and 1-year term with no prepayment penalty, and
•    2% Reduced Capitalization Advance Program (RCAP) activity stock requirement.

Investing in Members’ Communities

Our community investment products and programs help meet our members’ homeownership, affordable housing, economic development, and community lending goals. Below are current opportunities available to our members:
•    DPP: Our Downpayment Plus® (DPP®) Programs opened on January 19, 2021. At the end of the first quarter of 2021, 133 members have provided down payment assistance grants to support 635 low- to moderate-income homebuyers.
•    AHP: The 2021 Affordable Housing Program (AHP) General Fund will open for applications on May 3, 2021. We expect to award approximately $28.6 million in 2021 to projects that support critical funding for affordable housing.
•    Community Advances: To support our members’ community lending initiatives, as of March 26, 2021, the member limit for the Community Housing Advance and Community Development Advance with maturities greater than 10 years increased from $5 million to $10 million annually. To lower members’ borrowing cost when lending to small businesses, the Community Small Business Advance provides 0% financing for small business lending in Illinois and Wisconsin.

Committing to Diversity, Equity, and Inclusion

Our commitment to diversity, equity, and inclusion (DEI) is woven into all that we do to support the diverse communities our members serve. Last year, through our COVID-19 Relief Program and Targeted Impact Fund, we saw the positive impact our products and programs can have in promoting equity across our district of Illinois and Wisconsin. In numerous ways, we also saw that members share our deep commitment to DEI, and it inspired our DEI goals for this year:
•    Evaluate how our products and programs can better promote racial equity,
•    Identify ways to help raise awareness of racial equity dynamics that exist in the affordable housing and community development space, and
•    Seek new solutions that can increase equitable opportunities across our district.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

For a detailed description of our Critical Accounting Policies and Estimates see page 44 in our 2020 Form 10-K.

There have been no significant changes to our critical accounting estimates subsequent to December 31, 2020.

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

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	March 31, 2021			March 31, 2020			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$22,628	$50	0.88%	$23,009	$193	3.36%	$—	$(143)	$(143)
Advances	51,053	76	0.60%	56,066	238	1.70%	(8)	(154)	(162)
MPF Loans held in portfolio	9,881	63	2.55%	10,227	87	3.40%	(2)	(22)	(24)
Federal funds sold and securities purchased under agreements to resell	11,395	2	0.07%	11,808	38	1.29%	—	(36)	(36)
Other interest earning assets	1,056	1	0.38%	2,137	9	1.68%	(1)	(7)	(8)
Interest earning assets	96,013	192	0.80%	103,247	565	2.19%	(14)	(359)	(373)
Noninterest earning assets	2,305			2,109
Total assets	98,318			105,356

Consolidated obligation discount notes	47,732	15	0.13%	48,006	185	1.54%	(1)	(169)	(170)
Consolidated obligation bonds	41,218	64	0.62%	48,879	228	1.87%	(11)	(153)	(164)
Other interest bearing liabilities	1,250	3	0.96%	1,228	6	1.95%	—	(3)	(3)
Interest bearing liabilities	90,200	82	0.36%	98,113	419	1.71%	(6)	(331)	(337)
Noninterest bearing liabilities	1,679			1,364
Total liabilities	91,879			99,477

Net yield on interest earning assets	$96,013	$110	0.46%	$103,247	$146	0.57%	$(8)	$(28)	$(36)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.
•Interest income from investment debt securities decreased primarily due to hedge ineffectiveness losses which in turn were primarily driven by the increase in long-term interest rates and the interest rate curve steepening during the first quarter of 2021. In addition, the yield earned and balance outstanding on our investment securities during the first quarter 2021 as compared to the same period in 2020 declined primarily as a result of the sale of our PLMBS in October 2020. See Note 2 - Summary of Significant Accounting Policies of our Form 10-K for the year ended 2020 for more information on these PLMBS sales.
•Interest income from advances decreased, in part, due to the low interest rate environment since the Federal Reserve dramatically lowered interest rates in response to the COVID-19 pandemic. Lower demand for advances from our depository members have also impacted our net interest income. Additionally, advance prepayments throughout 2020 resulted in a decline in our portfolio of higher interest earning advances which reduced the yield earned and balance outstanding on our advance portfolio in the first quarter of 2021 compared to the same period in 2020.
•Interest income from MPF Loans held in portfolio declined primarily due to the lower mortgage rate environment impacting the yield earned on new loan originations, along with the recognition of premium amortization as loans prepaid during the period.
•Interest income from overnight Federal Funds sold and securities purchased under agreements to resell, interest expense on our shorter termed consolidated obligation discount notes, and interest expense on our longer termed consolidated obligation bonds, all decreased due to lower market interest rates in 2021 compared to the same period in 2020.
•For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on page 38.
The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. For a discussion of risks relating to our financial condition and results of operation as a result of the COVID-19 pandemic, including risks relating to our net interest margin and advance levels, see Risk Factors starting on page 23 of our Form 10-K for the year ended 2020.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Income

Three months ended March 31,
2021	2020
Noninterest income -
Trading securities	$(18)	$87
Derivatives and hedging activities	20	(138)
Instruments held under fair value option	(29)	40
MPF fees,	7	and	8	from other FHLBs	12	10
Other, net	2	3
Noninterest income	$(13)	$2
The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

Losses on our trading securities and instruments held under fair value option were the driver of our decrease in noninterest income for the three months ended March 31, 2021 which were only partially offset by our economic hedging gains in derivatives and hedging activities. The corresponding gains and losses were primarily driven by maturities in our Treasury Trading securities purchased at a premium and the increase in long-term interest rates and the interest rate curve steepening during the first quarter of 2021.

The following table details the effect of these transactions on our statements of income.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended March 31, 2021
Recorded in net interest income	$(39)	$(96)	$(1)	$(4)	$47	$—	$(93)
Recorded in derivatives & hedging activities	29	—	(9)	—	—	—	20
Recorded in trading securities	—	(15)	—	—	—	—	(15)
Recorded on instruments held under fair value option	(28)	—	(2)	—	1	—	(29)
Total net effect gain (loss) of hedging activities	$(38)	$(111)	$(12)	$(4)	$48	$—	$(117)

Three months ended March 31, 2020
Recorded in net interest income	$(15)	$12	$—	$(4)	$9	$(1)	$1
Recorded in derivatives & hedging activities	(91)	(92)	13	20	8	4	(138)
Recorded in trading securities	—	70	—	—	—	—	70
Recorded on instruments held under fair value option	60	—	2	(14)	(8)	—	40
Total net effect gain (loss) of hedging activities	$(46)	$(10)	$15	$2	$9	$3	$(27)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume based fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off balance sheet MPF Loan products and other related transaction fees. These fees are designed to offset a portion of the expenses we incur to administer the program for them. We had an increase in fee income for 2021 compared to 2020.

Other, net

Other, net consists primarily of fee income earned on member standby letter of credit products, as noted in Selected Financial Data on page 31.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended March 31,
	2021	2020
Compensation and benefits	$28	$36
Nonpayroll operating expenses	20	20
Other, net	13	1
Noninterest expense	$61	$57

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits decreased due to a decline in pension and other employee-related costs. We had 469 employees as of March 31, 2021, compared to 487 as of March 31, 2020.

Operating expenses were comparable to prior periods as we continue our planned investment in information technology, specifically applications, infrastructure and resiliency.

Other expenses primarily increased due to increased non-qualified defined benefit plan expenses related to the retirement of our former President and CEO. Other also increased to a lesser extent as a result of increases in our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs. In addition, Other includes MPF related non-operating expenses/gains on the sale of real estate owned.

As noted in Noninterest Income on page 38, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs, but also include income from other third party investors. These fees are designed to offset a portion of the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. The following table summarizes MPF related fees and expenses.

	Three months ended March 31,
	2021	2020
MPF fees earned	$12	$10
Expenses related to MPF fees earned	9	9

Assessments

We record the Affordable Housing Program (AHP) assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2020 Form 10-K for further details.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended March 31,		Balance remaining in AOCI as of
	2021	2020	March 31, 2021
Net unrealized gain (loss) available-for-sale debt securities	$198	$(631)	$490
Noncredit OTTI held-to-maturity debt securities	—	4	—
Net unrealized gain (loss) cash flow hedges	41	(44)	(24)
Postretirement plans	(5)	(11)	(25)
Other comprehensive income (loss)	$234	$(682)	$441

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The increase in net unrealized gain on our available-for-sale (AFS) portfolio for the first quarter of 2021 compared to the same period in 2020 was primarily due to spreads to swaps reversing the widening (losses) initially experienced in the first quarter of 2020 resulting from the effects of the COVID-19 pandemic on the financial markets. As these securities approach maturity, we expect these net unrealized gains to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Noncredit OTTI on held-to-maturity debt securities

We recorded unrealized noncredit impairments on held-to-maturity debt securities during the last financial crisis of 2008. From our sale of HTM PLMBS in October 2020 our remaining loss balance in AOCI went to zero. See Note 2 – Summary of Significant Accounting Policies of our 2020 Form 10-K for more details on our sale of PLMBS during October 2020.

Net unrealized gain (loss) on cash flow hedges

The increase in net unrealized gain on cash flow hedges for the first quarter of 2021 compared to the same period in 2020 was primarily driven by the increase in long-term interest rates and the interest rate curve steepening during the first quarter of 2021.

Postretirement plans

The loss recorded in the first quarter of 2021 was primarily due to an actuarial adjustment resulting from a decline in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our statements of comprehensive income as of March 31, 2021 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statement of Condition

	March 31, 2021	December 31, 2020
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$15,160	$18,641
Investment debt securities	22,149	24,549
Advances	46,975	46,695
MPF Loans held in portfolio, net of allowance for credit losses	9,895	10,038
Other, net of allowance for credit losses	418	433
Assets	94,597	100,356

Consolidated obligation discount notes	45,262	48,643
Consolidated obligation bonds	40,260	42,670
Other	2,533	2,754
Liabilities	88,055	94,067
Capital stock	2,019	2,010
Retained earnings	4,082	4,072
Accumulated other comprehensive income (loss)	441	207
Capital	6,542	6,289
Total liabilities and capital	$94,597	$100,356

The following is an analysis of the above table and comparisons apply to March 31, 2021 compared to December 31, 2020.

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

In the first quarter of 2021, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities decreased primarily due to Treasury securities that matured and were not replaced during 2021.

Advances

Advance balances slightly increased at the end of first quarter 2021 compared to year end 2020. We believe many of our depository members experienced an inflow of deposits on their balance sheets along with reduced loan demand, while also having access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic during 2020. Although these factors continued to limit our depository members’ need for advances, increased advance borrowing by insurance company members has offset the decrease by depository members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline further in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease. For a discussion of risks relating to our captive insurance companies, and of risks relating to our advance levels as a result of the COVID-19 pandemic, see Risk Factors starting on page 23 of our Form 10-K for the year ended 2020.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio slightly decreased as new-acquisition volume was outpaced by paydown and maturity activity. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending March 31, 2021, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 54 in our 2020 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.3 billion of total assets. As of March 31, 2021, our overnight liquidity was $16.9 billion or 18% of total assets, giving us an excess overnight liquidity of $13.5 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2021, we had excess liquidity of $52.5 billion to support member deposits.

Liquidity Reserves – As discussed on page 54 in the Liquidity, Funding, & Capital Resources section of our 2020 Form 10-K, FHFA guidance on liquidity (the “Liquidity AB”) requires that we hold positive cash flow assuming no access to the capital markets for a period of between ten to thirty calendar days, and assuming the renewal of all maturing advances. The Liquidity AB also requires the Bank to maintain liquidity reserves between one and 20 percent of our outstanding letter of credit commitments.

The Liquidity AB requires the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see Risk Factors section starting on page 23 of our 2020 Form 10-K.

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

	MPF Loans Held in Portfolio	Investment Debt Securities
As of March 31, 2021		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$2,362	$739	$412
After one year through five years	3,317	2,635	332
After five years through ten years	2,137	10,084	186
After ten years	1,910	3,261	16
Total	$9,726	$16,719	$946
We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see the Risk Factors section starting on page 23 in our 2020 Form 10-K.

Funding

Conditions in Financial Markets

In January 2021, the Federal Open Market Committee (FOMC) maintained the target range for the Federal Funds rate between 0.00 to 0.25 percent and committed to continuing use of its full range of tools, including asset purchases, to support the economy. At its March 2021 meeting, the FOMC maintained the same target range for the Federal Funds rate and stated its intent to continue its asset purchases at the existing pace. U.S. Treasury yields finished the first quarter of 2021 lower for maturities shorter than two years, but increased for maturities two years and longer, relative to prevailing yields at the end of the fourth quarter of 2020. The U.S. stock market continued to rise during the quarter, as the Dow Jones Industrial Average stood at 32,982 points on March 31, 2021 versus 30,606 points on December 31, 2020.

The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will continue to depend on future developments, which are uncertain and cannot be predicted. For a discussion of the funding risks to the Bank as a result of the COVID-19 pandemic, including risks related to government action in response to the impact of the pandemic, see Risk Factors starting on page 23 of our 2020 Form 10-K.

We maintained ready access to funding throughout the first quarter of 2021.

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

On March 5, 2021, the FCA announced that LIBOR will either cease to be provided or no longer be representative immediately after December 31, 2021 for most LIBOR settings across currencies, including 1 week and 2 month USD LIBOR, or immediately after June 30, 2023 in the case of certain frequently used tenors, including the remaining USD tenors. The FCA announced that it would consult whether to require LIBOR’s administrator (the Intercontinental Exchange Benchmark Administration Limited) to publish certain frequently used LIBOR tenors on a non-representative, synthetic basis after such date. FCA’s announcement

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

constitutes an index cessation event under the ISDA 2020 IBOR Fallbacks Protocol and IBOR Fallbacks Supplement, and as a result, the fallback spread adjustment is fixed as of the date of the announcement. Although we do not have assets and liabilities indexed to 1 week and 2 month USD LIBOR, which will no longer be provided after December 31, 2021, many of our assets and liabilities are indexed to the remaining USD LIBOR tenors, some with maturities or termination dates extending past December 31, 2021.

On September 27, 2019, the FHFA issued a Supervisory Letter (the "Supervisory Letter") that the FHFA stated is designed to ensure the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. Among other things, the Supervisory Letter provides that the FHLBs should cease entering into certain transactions referencing LIBOR that mature after December 31, 2021. Accordingly, we previously ceased entering into option embedded advance products that reference LIBOR and have ceased purchasing investments that reference LIBOR and mature after December 31, 2021. Effective July 1, 2020, we suspended transactions in certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021. Also as of July 1, 2020, we no longer enter into consolidated obligation bonds and derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021. For further discussion of the risks related to the replacement of LIBOR, see the Risk Factors section starting on page 23 in our 2020 Form 10-K.

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

For over the counter derivatives, as discussed in the Legislative & Regulatory Developments section on page 54, we have adhered to the ISDA 2020 IBOR Fallbacks Protocol. For cleared derivatives, as part of the transition from LIBOR to SOFR, our clearinghouses revised their discounting methodology used to calculate the present value of future cash flows and price alignment on variation margin for USD cleared swaps from the daily Effective Federal Funds Rate (EFFR) to SOFR. In October 2020, both of our clearinghouses implemented their own unique cash and basis swap compensation mechanisms for market participants to neutralize any value transfer discrepancies from the LIBOR to SOFR conversion. Further, each clearinghouse announced respective proposals for the conversion process of LIBOR-linked cleared derivatives to risk-free rates, which is expected to occur at or shortly before the effective date of LIBOR discontinuation. We continue to monitor the market-wide efforts to address fallback language related to cleared derivatives and investment securities as well as fallback language for new activities and issuances of financial instruments. We continue to assess our operational readiness, including updating our processes and information technology systems to support the transition from LIBOR to an alternative reference rate.

Market activity in SOFR-indexed financial instruments continues to increase, including the emergence of a SOFR-based derivative market, and we continue to participate in the issuance of SOFR-indexed consolidated bonds. We are using Federal Funds Overnight Index Swap (Fed Funds OIS) swaps and SOFR indexed swaps as an interest rate hedging strategy for financial instruments that do not have embedded options, as an alternative to using LIBOR when entering into new derivative transactions. We are offering SOFR-linked advances to our members, and for the three months ended March 31, 2021, have issued $25 million in SOFR-linked advances. For a discussion of risks relating to our use of SOFR-linked consolidated obligations and advances, see Risk Factors starting on page 23 of our 2020 Form 10-K. We also offer Discount Note-index floater advances, which some members have used as alternatives to LIBOR-linked advance products.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Variable-Rate Financial Instruments by Interest-Rate Index and LIBOR-Indexed Financial Instruments

We have advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. The following tables present our variable rate financial instruments by interest-rate index at March 31, 2021 and may not include instruments that indirectly incorporate LIBOR or another interest rate index. The tables also do not consider the impact of any fallback language contained in our financial products. ABS and MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of March 31, 2021	Advances		Investments	Consolidated Obligations

Principal amount of variable rate instruments outstanding [a]
LIBOR	$1,162		$3,151	$250
SOFR	165		269	11,542
Constant Maturity Treasury	—		—	—
Treasury	—		135	—
Other	17,070	[b]	1	—
Total	$18,397		$3,556	$11,792

Overnight, 1 month, 3 month, 6 month and 12-Month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Due in 2021	$34		$—	$—
Due in 2022	426		—	250
Due through June 30, 2023	42		—	—
Due thereafter	660		3,151	—
Total	$1,162		$3,151	$250

Principal amount of SOFR-linked instruments issued YTD through
March 31, 2021	$25		$—	$—
a    With respect to advances, includes fixed rate advances that have cap/floor optionality linked to an interest rate index.
b    Consists primarily of advances indexed to consolidated obligation yields.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our variable rate financial instruments by pay or receive leg and whether cleared or uncleared.

As of March 31, 2021			Derivative Notional Amount Outstanding
			Pay Leg	Receive Leg
Interest rate swaps outstanding
Fixed rate			$38,579	$21,156
LIBOR			5,538	19,720
SOFR			183	2,648
OIS			15,435	16,211
Total interest rate swaps			$59,735	$59,735

Breakdown of above LIBOR interest rate swaps by termination date and type	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared

Overnight, 1 month, 3 month, 6 month and 12-Month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Terminates in 2021	$1,571	$725	$1,046	$879
Terminates in 2022	1,768	45	462	271
Terminates through June 30, 2023	767	35	517	251
Terminates thereafter	416	211	8,959	7,335
Total	$4,522	$1,016	$10,984	$8,736

Condensed Statements of Cash Flows

Net cash flows from operating activities

Three months ended March 31,	2021	2020
Net cash provided by (used in) operating activities	$956	$(1,897)
The majority of our operating cash outflows in 2020 were related to cash sent daily to clearinghouses to settle mark-to-market derivative positions due to the COVID-19 pandemic impact on market volatility, which occurred primarily in the first quarter of 2020. Since then these cash flows have generally reversed as reflected in the first quarter of 2021.

Net cash flows from investing activities with significant activity

Three months ended March 31,	2021	2020
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits)	$3,735	$3,961
Investment debt securities	1,811	(1,526)
Advances	(679)	(3,721)
MPF Loans held in portfolio	112	(654)
Other	(3)	(2)
Net cash provided by (used in) investing activities	$4,976	$(1,942)
Our investing activities consist predominantly of liquid assets, investment debt securities, advances, and MPF Loans in portfolio. The change in net cash provided by (used in) investing activities and changes in allocation within investing activities are discussed below.
•In the first quarter of 2021, there was a decline in our liquid assets as a result of a lack of attractive asset opportunities. In the first quarter of 2020 our liquid assets were reduced as we funded increased investment debt securities. We continue to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•In the first quarter of 2021, we did not replace our investments as they paid down due to a lack of attractive investment opportunities. In the first quarter of 2020, we increased our investment debt security purchases in the first quarter of 2020, as we achieved key liquidity, MBS, and mission asset ratios.
•Our advances outstanding increased slightly in the first quarter of 2021 as increased advance borrowing by insurance company members offset reduced depository member demand for funding. We experienced a significantly larger increase in advances during the same period in the first quarter of 2020 related to increased member demand as a result of market uncertainty at the start of the COVID-19 pandemic.
•Net investment in MPF Loans held in portfolio declined slightly in the first quarter of 2021 relative to an increase in the first quarter of 2020 as new-acquisition volume was outpaced by paydown and maturity activity.

Net cash flows from financing activities with significant activity

Three months ended March 31,	2021	2020
Consolidated obligation discount notes	$(3,384)	$5,393
Consolidated obligation bonds	(2,156)	(2,130)
Other	(138)	609
Net cash provided by (used in) financing activities	$(5,678)	$3,872

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below.
•In the first quarter of 2021, we reduced our consolidated obligation debt financing to match the overall decline in assets as discussed in investing activities above. In the first quarter of 2020, we increased our overall consolidated obligation debt financing to fund our asset purchases as noted above. Specifically, in the first quarter of 2020, we paid down our bonds and increased our use of discount notes to reflect the demand for shorter term assets. We maintained ready access to funding throughout the first quarter of 2021.
•Other financing activities primarily reflects changes in member deposits. In the first quarter of 2021, members withdrew a small amount of deposits compared to a large increase in deposits in the first quarter of 2020.

Capital Resources

Capital Rules

We implemented the Capital Plan of the Federal Home Loan Bank of Chicago, effective July 1, 2020 (as further amended from time to time, the Capital Plan).

Under the Capital Plan our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 per share and redeemable on five years' written notice, subject to certain conditions. Each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. All stock that supports a member’s activity stock requirement with the Bank is classified as Class B1 activity stock. Any additional amount of stock necessary for the total amount of Class B stock held to equal a member’s minimum investment amount will be classified as Class B2 membership stock. Members purchase Class B2 membership stock to satisfy their membership stock requirement with the Bank. Stock held in excess of a member’s minimum investment requirement is classified as Class B2 excess capital stock. Any dividend declared on Class B1 activity stock must be greater than or equal to the dividend on Class B2 membership stock for the same period. The higher dividend paid on Class B1 activity stock since late 2013 acknowledges that members, through their utilization of Bank products, provide support to the entire cooperative.

Under the Capital Plan, each member’s activity stock requirement is set at 4.5% for advances other than those borrowed under the Reduced Capitalization Advance Program (RCAP) as further discussed below. The Capital Plan provides that the Board of Directors may periodically adjust members' activity stock requirement for advances between a range of 2% and 5% of a member's outstanding advances.

Additionally, in order to maintain capacity to offer MPF on-balance sheet products and in an effort to ensure the Bank can continue to support member demand for letters of credit, effective May 3, 2021, the Bank began assessing capital stock for these products. Specifically, for MPF on-balance sheet products (which includes MPF Original, MPF 125, MPF 35, and MPF Government loans), the activity stock requirement is 2% of the principal loan amount sold into new master commitments

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

executed on or after May 3, 2021. Under the Capital Plan, the range within which our Board may adjust this requirement is between 0% and 5%. For letters of credit, the activity stock requirement is 0.10% of the notional amount of all new letters of credit issued on or after May 3, 2021, and all existing letters of credit renewed, extended or increased on or after May 3, 2021. In connection with implementing this activity stock requirement for letters of credit, the Bank amended its Capital Plan to increase the lower end of the range for the letters of credit activity stock requirement from 0 to 0.10%. Therefore, under the Capital Plan, the range for the letter of credit activity stock requirement is 0.10% to 2%, effective May 3, 2021.

Under the Capital Plan, each member’s membership stock requirement remains the greater of either $10,000 or 0.40% of a member's mortgage assets. The Capital Plan provides that the Board may periodically adjust members’ membership stock requirement between a range of 0.20% to 1% of a member’s mortgage assets. A member’s investment in membership stock is capped at $5 million, subject to adjustment by the Board within a range between $1 million and $25 million.

Membership stock requirements are recalculated annually, whereas the activity stock requirement and any automatic conversion between Class B2 membership stock and Class B1 activity stock related to activity continue to apply on a daily basis.

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

For details on our capital stock requirements under our capital plan for year-end 2019 and 2020, see Capital Resources on page 62 of our 2020 Form 10-K. Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

For details on our minimum regulatory capital requirements see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in this Form 10-Q, and Minimum Capital Requirements in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements of our 2020 Form 10-K.

Reduced Capitalization Advance Program (RCAP)

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of March 31, 2021, and December 31, 2020, RCAP advances outstanding total $21.3 billion to 414 members and $21.9 billion to 449 members. The advances issued through our COVID-19 Relief Program were all RCAP advances. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

Repurchase of Excess Capital Stock

Members may request repurchase of excess capital stock on any business day. Additionally, starting on March 15, 2021, and continuing on a monthly basis, the Bank plans to repurchase excess capital stock held by each member or former member that exceeds certain limits set by the Bank. All repurchases of excess capital stock, including any monthly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices. For details on the financial and capital thresholds relating to repurchases, see Repurchase of Excess Capital Stock on page 65 of our 2020 Form 10-K.

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

	March 31, 2021	December 31, 2020
Capital Stock	$2,019	$2,010
Mandatorily redeemable capital stock (MRCS) recorded as a liability	262	279
Regulatory capital stock	2,281	2,289
Retained earnings	4,082	4,072
Regulatory capital	$6,363	$6,361

Capital stock	$2,019	$2,010
Retained earnings	4,082	4,072
Accumulated other comprehensive income (loss)	441	207
GAAP capital	$6,542	$6,289
Accumulated other comprehensive income (loss) in the above table consists of changes in market value of various balance sheet accounts where the change is not recorded in earnings but are instead recorded in equity capital as the income (loss) is not yet realized. For details on these changes please see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On April 27, 2021, our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.00% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2021. This dividend totaled $24 million (recorded as $21 million dividends on capital stock and $3 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on May 13, 2021.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend payment remains subject to declaration by our Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information see Retained Earnings & Dividends on page 66 in our 2020 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements of our 2020 Form 10-K.

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

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Credit Risk Management

In light of the economic and financial disruptions related to the COVID-19 pandemic, we are closely monitoring our credit risk exposure. However, the extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are uncertain and cannot be predicted. For a discussion of the credit risks facing the Bank as a result of the COVID-19 pandemic, including as a result of increased forbearances granted by Bank members or PFIs or a decline in the fair value of Bank investments, see Risk Factors starting on page 23 of our 2020 Form 10-K.

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Credit Risk starting on page 69 in our 2020 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $46.5 billion were advances (par value) and $10.5 billion were letters of credit at March 31, 2021, compared to $45.8 billion and $16.4 billion at December 31, 2020.

	March 31, 2021			December 31, 2020
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	548	$56,994	$130,555	556	$62,021	$149,125
4	6	198	429	9	573	790
5	9	38	93	9	28	61
Total	563	$57,230	$131,077	574	$62,622	$149,976

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

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, Recoverable CE Fees, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. For further details see Loss Structure for Credit Risk Sharing Products on page 9 of our 2020 Form 10-K, and Credit Risk Exposure and Setting Credit Enhancement Levels starting on page 72 of our 2020 Form 10-K.

Under our MPF Program for non-government insured or guaranteed loans held in our portfolio, the loan payment forbearance is offered to borrowers impacted by the COVID-19 pandemic allows a borrower to defer loan payments for up to 180 days without requiring documentation from the borrower to support the relief requested. Borrowers that continue to be impacted by COVID-19 may request an extensions of the loan payment forbearance for additional periods of up to 365 days, not exceeding a total cumulative forbearance period of 18 months. A hardship certification from the borrower supporting the continued hardship due to the COVID-19 pandemic is required for approval of additional payment forbearance. During forbearance, late fees are not

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

assessed. At the end of forbearance, borrowers are presented with options for bringing their mortgage loan to a current status. For government insured or guaranteed loans held in our portfolio, the forbearance plan requirements of the insuring or guaranteeing agency must be followed. For MPF Xtra loans that are serviced under the MPF Program, Fannie Mae’s forbearance plan requirements must be followed. The CARES Act requires that servicers servicing government insured or guaranteed loans and loans purchased by Fannie Mae offer their borrowers a payment forbearance plan where the initial forbearance period is up to 180 days with the availability of an additional 180 days for COVID-19 related hardship. Fannie Mae has amended its plan from the CARES Act requirements, to offer their borrowers initial forbearance period of up to 180 days with the availability of additional periods of up to 365 days, not exceeding a total cumulative forbearance period of 18 months.

The COVID-19 pandemic and related economic disruptions may impact borrowers’ ability to repay their mortgage loans, which may lead to elevated rates of delinquencies or defaults and adversely impact the credit performance of MPF Loans held in portfolio.  The extent to which the COVID-19 pandemic will affect or will continue to affect our business, financial condition, and results of operations will depend on future developments, which are highly uncertain and difficult to predict. For a discussion of our credit risks, and risks relating to the COVID-19 pandemic, see Risk Factors starting on page 23 of our 2020 Form 10-K.

Mortgage Repurchase Risk

For details on our mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached, see Mortgage Repurchase Risk on page 74 in our 2020 Form 10-K.

Investment Debt Securities

We hold a variety of AA or better rated investment securities, mostly government backed or insured securities, and we believe these investments are currently low risk. There were no material changes in the credit ratings of these securities since December 31, 2020. For further details see Investment Debt Securities on page 76 in our 2020 Form 10-K.

Unsecured Short-Term Investments

See Unsecured Short-Term Investments on page 77 in our 2020 Form 10-K for further details on our unsecured short-term investments as well as policies and procedures to limit and monitor our unsecured credit risk exposure.

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

As of March 31, 2021	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$855	$855
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	—	1,000	1,000
Canada	—	1,675	1,675
Finland	970	—	970
France	—	200	200
Netherlands	—	700	700
Norway	500	—	500
Sweden	970	—	970
Switzerland	—	500	500
Total U.S. branches and agency offices of foreign commercial banks	2,440	4,075	6,515
Total unsecured credit exposure	$2,440	$4,930	$7,370

All $7.370 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of March 31, 2021
Nonmember counterparties -
Overcollateralized liability positions -
Bilateral derivatives -
A	(27)	—	28	1
BBB	(175)	—	175	—
Cleared derivatives	(31)	—	595	564
Nonmember counterparties	(233)	—	798	565
Member institutions	15	—	—	15
Total	$(218)	$—	$798	$580

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

On November 9, 2020, the Commodity Futures Trading Commission (CFTC) published a final rule extending the IM compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators. Further, on January 5, 2021, the CFTC published a final rule, effective February 4, 2021, that primarily amends the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC (CFTC Margin Rules) by requiring covered entities to use a revised AANA calculation starting on September 1, 2022. The amendments, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the previous requirement which required the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange IM based on the AANA totals as of September 1 of the current year. These amendments align with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities Commissions. Separately, on January 25, 2021, the CFTC published a final rule, effective February 24, 2021, that amends the CFTC Margin Rules to permit, among other changes, covered swap entities to maintain separate minimum transfer amounts (MTA) for IM and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000.

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

United States Department of Treasury (Treasury) and Federal National Mortgage Association (Fannie Mae) Preferred Stock Purchase Agreement Amendment.

On January 14, 2021, Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement (PSPA), which could impact PFIs that participate in the MPF Program’s MPF Xtra product (where MPF

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

loans acquired are concurrently sold to Fannie Mae). Under the PSPA, Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the recent PSPA amendment, effective January 1, 2022, the FHFA (acting as conservator for Fannie Mae) and Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the Bank purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on volumes for the MPF Xtra product program-wide in 2020, the PSPA amendment would significantly curtail MPF Xtra cash window sales.

Although we do not currently expect this amendment to have a material impact on our financial condition or results of operations, it may negatively impact the volume of loans that PFIs are able to sell through the MPF Program unless we are successful in our efforts to develop a solution.

LIBOR Transition.

FHFA Supervisory Letter - Planning for LIBOR Phase-Out

On September 27, 2019, the FHFA issued a supervisory letter (LIBOR Supervisory Letter) to the FHLBs and the Office of Finance to help ensure that the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The LIBOR Supervisory Letter provided that the FHLBs should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBs were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates did not apply to collateral accepted by the FHLBs. The LIBOR Supervisory Letter also directed the FHLBs to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBs were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021, by the deadlines specified in the LIBOR Supervisory Letter, subject to limited exceptions granted by the FHFA for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.

As a result of the market volatility experienced during 2020 due in part to the COVID-19 pandemic, the FHFA extended the FHLBs’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the FHFA extended the requirement to update pledged collateral certification reporting requirements from March 31, 2020, to September 30, 2020. We have already ceased purchasing investments that reference LIBOR and mature after December 31, 2021. In addition, we previously ceased entering into option embedded advance products that reference LIBOR and have suspended transactions in certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021. Also as of July 1, 2020, we no longer enter into consolidated obligation bonds and derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021.

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

LIBOR Transition – ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions

On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), published a Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including USD LIBOR, were amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. To the extent our counterparties do not adhere to the Protocol, then it will be necessary to bilaterally amend legacy covered agreements (including ISDA agreements) to address LIBOR fallbacks. The Protocol will remain open for adherence after the effective date. As of January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the FHFA issued a supervisory letter to the FHLBs that required each FHLB to adhere to the Protocol by December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020. We adhered to the Protocol on October 23, 2020 and all of our ISDA counterparties have adhered to the Protocol.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

In July 2017, the FCA announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. On March 5, 2021, the FCA further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 for most LIBOR settings across currencies, including 1 week and 2 month USD LIBOR, or immediately after June 30, 2023, in the case of certain frequently used tenors, including the remaining USD LIBOR settings. Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The FCA’s announcement constitutes an index cessation event under the Protocol and Supplement, and as a result, the fallbacks spread adjustment for each tenor is fixed as of the date of the announcement. We do not expect the FCA announcements to have a material effect on our financial condition or results of operations.

For a discussion of the potential impact of the LIBOR transition, refer to LIBOR Transition on page 43 and the Risk Factor section of our 2020 Form 10-K, starting on page 23.

COVID-19 Developments.

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

On December 27, 2020, the U.S. President signed into law an extension of the PPP until March 31, 2021. The PPP Supervisory Letter from the FHFA allowing FHLBs to accept PPP loans as collateral remains in effect, and we continue to accept PPP loans as collateral as further discussed in Credit Risk Management, on page 50.

CARES Act

To address the COVID-19 pandemic and its economic impact, since March 2020 Congress passed a number of laws making available several trillion dollars in economic relief and resources. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in U.S. history. The CARES Act was in addition to previous relief legislation passed by Congress in March 2020. The legislation provided, among other things, the following:

•    Assistance to businesses, states, and municipalities.
•    A loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives.
•    The Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act.
•    Direct payments to eligible taxpayers and their families.
•    Expansion for eligibility for unemployment insurance and payment amounts.
•    Mortgage forbearance provisions and a foreclosure moratorium.

American Rescue Plan Act of 2021

On March 11, 2021, the U.S. President signed into law the American Rescue Plan Act of 2021, which provided an additional $1.9 trillion dollars for COVID-19 pandemic relief. Among other appropriations, the legislation allocated $7.25 billion in additional funds to support the PPP loan program. Also, as part of the legislation, eligibility for PPP was expanded to include certain nonprofits and digital news services. Since the legislation did not expand the PPP application deadline beyond March 31, 2021, the PPP Extension Act of 2021 was signed into law on March 30, 2021, which extended the application deadline to May 31, 2021.

Federal Reserve Board Extends PPP Liquidity Facility

On March 8, 2021, the Federal Reserve Board issued a press release announcing it will extend the PPP Liquidity Facility (“PPPLF”), which was set to expire on March 31, 2021 to June 30, 2021. The Commercial Paper Funding Facility, Money Market

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility expired on March 31, 2021 since such facilities had not received significant usage. The PPPLF provides collateralized PPP loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions.

FHFA Extension of Loan Origination Flexibilities

On March 31, 2020, the FHFA announced authorization of loan processing flexibilities for Fannie Mae and Freddie Mac customers. Origination flexibilities included allowing desktop appraisals on new construction loans; allowing flexibility on demonstrating construction has been completed; allowing flexibility for borrowers to provide certain documentation; and expanding the use of power of attorney and remote online notarizations. On March 11, 2021, the FHFA extended previously authorized COVID-related loan flexibilities to April 30, 2021; all such flexibilities were set to expire on March 31, 2021. The flexibilities extended to April 30, 2021 included alternative appraisals on purchase and rate term refinance loans; alternative methods for documenting income and verifying employment before loan closing; and expanding the use of power of attorney to assist with loan closings. On April 21, 2021, the FHFA announced that some temporary loan origination flexibilities have been extended until May 31, 2021, which include flexibilities for alternative appraisals on purchase and rate-term refinance loans. Temporary flexibilities related to employment verification, condominium project reviews, and expanded power of attorney expired on April 30, 2021.

While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act, American Rescue Plan Act of 2021, or other COVID-19 pandemic relief legislation may be enacted by the Congress. We continue to evaluate the potential impact of such legislation on our business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that we accept as collateral; and the impacts on our MPF program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments

In light of the COVID-19 pandemic, the former and current Presidents of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

For further discussion of the risks and potential risks relating to the COVID-19 pandemic, see Risk Factors starting on page 23 of our 2020 Form 10-K.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Asset/Liability Management Committee and its subcommittees provide oversight of our risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. The table below reflects the expected change in market value of equity for the stated increase or decrease in interest rates based on our models and related loss limit for each scenario established in the policy. For our down scenario shock analysis, the down shocks are constrained by scenarios provided by our regulator so that shocked rates will not go negative. As a result, we floored the down shock scenario at 10 bps. Due to the low rate environment, this floor setting was triggered in our down shock scenarios presented below.

	March 31, 2021		December 31, 2020
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$146	$(450)	$421	$(450)
-100 bp	83	(200)	225	(200)
-50 bp	58	(90)	140	(90)
-25 bp	39	(45)	96	(45)
+25 bp	(16)	(45)	(11)	(45)
+50 bp	(34)	(90)	(31)	(90)
+100 bp	(74)	(200)	(84)	(200)
+200 bp	(143)	(450)	(187)	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of March 31, 2021	$1	$2	$(1)	(17)	$—
As of December 31, 2020	—	(1)	(4)	(25)	1

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

As of March 31, 2021, our sensitivity to changes in implied volatility using these models was $2 million, compared to $(1) million at December 31, 2020. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the duration of equity reported by us to the FHFA in accordance with the FHFA's guidance, which prescribes that down and up interest-rate shocks equal 200 basis points. The results are shown in years of duration equity. We continue to monitor impacts of the COVID-19 pandemic on the markets and the economy which may impact our mortgage prepayment speed projections and duration of equity.

	Duration of equity in years
Scenario as of	Down 200 bps	Base	Up 200 bps
March 31, 2021	0.3	0.8	0.8
December 31, 2020	1.4	0.6	1.4

As of March 31, 2021, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $467 million, and our market value of equity to book value of equity ratio was 107%, compared to $330 million and 105% at December 31, 2020. The COVID-19 pandemic continues to affect the markets and the economy in the first quarter of 2021. However, with the government and Federal Reserve accommodated policies in place, the markets continued to normalize. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 88 of our 2020 Form 10-K.

    Federal Home Loan Bank of Chicago

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

For a discussion of the litigation relating to PLMBS bonds purchased by the Bank, see Item 3. Legal Proceedings on page 36 of our 2020 Form 10-K.
The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section starting on page 23 in our 2020 Form 10-K which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

    Federal Home Loan Bank of Chicago

Item 6. Exhibits.

4.1	Capital Plan of the Federal Home Loan Bank of Chicago, effective as of May 3, 2021

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

    Federal Home Loan Bank of Chicago

Glossary of Terms

Advances: Secured loans to members.

ABS: Asset backed securities.

AFS: Available-for-sale debt securities.

AOCI: Accumulated Other Comprehensive Income.

Capital Plan: Capital Plan of the Federal Home Loan Bank of Chicago, as amended from time to time.

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

PPP: Paycheck Protection Program.

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

REO: Real estate owned

SEC: Securities and Exchange Commission.

SOFR: Secured Overnight Financing Rate.

SOFR SARM MBS: SOFR Structured Adjustable Rate Mortgage MBS.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	May 6, 2021	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 6, 2021	(Principal Financial Officer and Principal Accounting Officer)

1