Form 10-Q
period 2021-06-30
Federal Home Loan Bank of Chicago
filed 2021-08-05
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, including mandatorily redeemable capital stock, registrant had 22,550,015 total outstanding shares of Class B Capital Stock.

    Federal Home Loan Bank of Chicago

    Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

											June 30, 2021	December 31, 2020
Assets
Cash and due from banks											$440	$3,541
Interest bearing deposits											855	855
Federal Funds sold											4,775	4,125
Securities purchased under agreements to resell											11,745	10,120
Investment debt securities -
Trading,	582	and	1,292	pledged							2,830	4,621
Available-for-sale,		18,346		and	18,145	amortized cost					18,890	18,437
Held-to-maturity,		1,536		and	1,549	fair value					1,491	1,491
Investment debt securities											23,211	24,549
Advances,		1,209	and	1,315	carried at fair value						46,270	46,695
MPF Loans held in portfolio, net of					(3)	and		(3)	allowance for credit losses		9,759	10,038
Derivative assets											14	5
Other assets,		108	and	105	carried at fair value
net of		(7)	and	(7)	allowance for credit losses						425	428
Assets											$97,494	$100,356

Liabilities
Deposits -
Demand and overnight - noninterest bearing											$259	$394
Demand and overnight - interest bearing,							17	and	18	from other FHLBs	864	875
Term deposits - interest bearing											—	15
Deposits											1,123	1,284
Consolidated obligations, net -
Discount notes,		—	and	2,000		carried at fair value					45,728	48,643
Bonds,	342	and	1,844	carried at fair value							42,922	42,670
Consolidated obligations, net											88,650	91,313
Derivative liabilities											88	691
Affordable Housing Program assessment payable											82	89
Mandatorily redeemable capital stock											248	279
Other liabilities											670	411
Liabilities											90,861	94,067
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock,			13	and	13	million shares issued and outstanding					1,283	1,257
Class B2 membership stock,				7	and	8	million shares issued and outstanding				724	753
Capital stock - putable,				$100	and	$100		par value per share			2,007	2,010
Retained earnings - unrestricted											3,469	3,424
Retained earnings - restricted											670	648
Retained earnings											4,139	4,072
Accumulated other comprehensive income (loss) (AOCI)											487	207
Capital											6,633	6,289
Liabilities and capital											$97,494	$100,356

The accompanying notes are an integral part of these financial statements (unaudited).

    Federal Home Loan Bank of Chicago
Statements of Income (unaudited)
(U.S. Dollars in millions)

Three months ended June 30,	Six months ended June 30,
2021	2020	2021	2020
Interest income	$225	$347	$417	$912
Interest expense	72	209	154	628
Net interest income	153	138	263	284
Provision for (reversal of) credit losses	1	4	1	6
Net interest income after provision for (reversal of) credit losses	152	134	262	278

Noninterest income -
Trading securities	(13)	(25)	(31)	62
Derivatives and hedging activities	(13)	(21)	7	(159)
Instruments held under the fair value option	3	36	(26)	76
MPF fees,	6	,	8	,	13	and	16	from other FHLBs	13	15	25	25
Other, net	—	4	2	7
Noninterest income	(10)	9	(23)	11

Noninterest expense -
Compensation and benefits	25	35	53	71
Nonpayroll operating expenses	20	26	40	46
COVID-19 relief program	3	19	3	19
Other, net	7	5	20	6
Noninterest expense	55	85	116	142

Income before assessments	87	58	123	147

Affordable Housing Program	9	6	13	15

Net income	$78	$52	$110	$132

The accompanying notes are an integral part of these financial statements (unaudited).

    Federal Home Loan Bank of Chicago
Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$78	$52	$110	$132

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	54	347	252	(284)
Noncredit OTTI held-to-maturity debt securities	—	5	—	9
Net unrealized gain (loss) cash flow hedges	(9)	(4)	32	(48)
Postretirement plans	1	—	(4)	(11)
Other comprehensive income (loss)	46	348	280	(334)

Comprehensive income	$124	$400	$390	$(202)

The accompanying notes are an integral part of these financial statements (unaudited).

    Federal Home Loan Bank of Chicago
Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
March 31, 2021	13	$1,312	7	$707	$3,428	$654	$441	$6,542
Comprehensive income					62	16	46	124
Issuance of capital stock	1	92	—	13				105
Repurchases of capital stock	—	—	(1)	(112)				(112)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(5)				(5)
Transfers between classes of capital stock	(1)	(121)	1	121
Cash dividends - class B1					(19)			(19)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(2)			(2)
Class B2 annualized rate				2.00%
Total change in period, excl. cumulative effect	—	(29)	—	17	41	16	46	91
June 30, 2021	13	$1,283	7	$724	$3,469	$670	$487	$6,633

March 31, 2020	15	$1,528	4	$426	$3,233	$589	$(711)	$5,065
Comprehensive income					42	10	348	400
Issuance of capital stock	4	405	—	18				423
Repurchases of capital stock	—	—	(5)	(540)				(540)
Transfers between classes of capital stock	(6)	(610)	6	610
Partial recovery of prior capital distribution to FICO - see Note 11					19			19
Cash dividends - class B1					(18)			(18)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(2)			(2)
Class B2 annualized rate				2.25%
Total change in period, excl. cumulative effect	(2)	(205)	1	88	41	10	348	282
June 30, 2020	13	$1,323	5	$514	$3,274	$599	$(363)	$5,347

    Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2020	13	$1,257	8	$753	$3,424	$648	$207	$6,289
Comprehensive income					88	22	280	390
Issuance of capital stock	2	260	—	13				273
Repurchases of capital stock	—	—	(3)	(270)				(270)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	(5)				(6)
Transfers between classes of capital stock	(2)	(233)	2	233
Cash dividends - class B1					(38)			(38)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(5)			(5)
Class B2 annualized rate				2.00%
Total change in period excl. cumulative effect	—	26	(1)	(29)	45	22	280	344
June 30, 2021	13	$1,283	7	$724	$3,469	$670	$487	$6,633

December 31, 2019	13	$1,337	4	$376	$3,197	$573	$(29)	$5,454
Cumulative effect adjustment - see Note 2					(7)			(7)
Comprehensive income					106	26	(334)	(202)
Issuance of capital stock	11	1,133	—	18				1,151
Repurchases of capital stock	—	—	(10)	(1,026)				(1,026)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(1)				(1)
Transfers between classes of capital stock	(11)	(1,147)	11	1,147
Partial recovery of prior capital distribution to FICO - see Note 11					19			19
Cash dividends - class B1					(38)			(38)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(3)			(3)
Class B2 annualized rate				2.25%
Total change in period excl. cumulative effect	—	(14)	1	138	84	26	(334)	(100)
June 30, 2020	13	$1,323	5	$514	$3,274	$599	$(363)	$5,347

The accompanying notes are an integral part of these financial statements (unaudited).

    Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

Six months ended June 30,	2021	2020
Operating	Net cash provided by (used in) operating activities	$296	$(2,013)
Investing	Net change interest bearing deposits	—	425
Net change Federal Funds sold	(650)	2,385
Net change securities purchased under agreements to resell	(1,625)	3,250
Trading debt securities -
Sales	—	1,502
Proceeds from maturities and paydowns	1,751	252
Purchases	—	(3,025)
Available-for-sale debt securities -
Sales	20	—
Proceeds from maturities and paydowns	259	609
Purchases	(759)	(2,760)
Held-to-maturity debt securities -
Proceeds from maturities and paydowns	1,239	1,519
Purchases	(1,239)	(786)
Advances -
Principal collected	247,898	600,688
Issued	(247,793)	(598,601)
MPF Loans held in portfolio -
Principal collected	1,890	1,716
Purchases	(1,662)	(2,695)
Other investing activities	(7)	(9)
Net cash provided by (used in) investing activities	(678)	4,470
Financing	Net change deposits,	—	and	10	from other FHLBs	(161)	618
Discount notes -
Net proceeds from issuance	300,754	323,650
Payments for maturing and retiring	(303,665)	(327,833)
Consolidated obligation bonds -
Net proceeds from issuance	21,133	27,805
Payments for maturing and retiring	(20,704)	(26,743)
Capital stock -
Proceeds from issuance	273	1,151
Repurchases	(270)	(1,026)
Cash dividends paid	(43)	(41)
Other financing activities	(36)	(19)
Net cash provided by (used in) financing activities	(2,719)	(2,438)
Net increase (decrease) in cash and due from banks	(3,101)	19
Cash and due from banks at beginning of period	3,541	29
Cash and due from banks at end of period	$440	$48

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

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest income -

Trading	$13	$28	$34	$54
Available-for-sale	74	75	95	215
Held-to-maturity	7	21	15	48
Investment debt securities	94	124	144	317

Advances interest income	60	132	131	368
Advances prepayment fees	7	13	12	15
Advances	67	145	143	383

MPF Loans held in portfolio	60	76	123	163
Federal funds sold	1	1	2	27
Securities purchased under agreements to resell	—	—	1	12
Other	3	1	4	10

Interest income	225	347	417	912

Interest expense -

Consolidated obligations -
Discount notes	10	82	25	267
Bonds	59	123	123	351

Other	3	4	6	10

Interest expense	72	209	154	628

Net interest income	153	138	263	284

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	June 30, 2021	December 31, 2020
U.S. Government & other government related	$2,823	$4,612
Residential MBS
GSE	7	8
Government guaranteed	—	1
Trading debt securities	$2,830	$4,621

The following table presents our gains and losses on trading debt securities recorded in Noninterest Income Other.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net unrealized gains (losses) on securities held at period end	$(9)	$(29)	$(11)	$41
Net realized gains (losses) on securities sold/matured during the period	(4)	4	(20)	21
Net gains (losses) on trading debt securities	$(13)	$(25)	$(31)	$62

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of June 30, 2021
U.S. Government & other government related	$1,475		$49	$(7)	$1,517
State or local housing agency	13		1	—	14
FFELP ABS	2,769		160	—	2,929
Residential MBS
GSE	13,869		341	(7)	14,203
Government guaranteed	220		7	—	227
Available-for-sale debt securities	$18,346		$558	$(14)	$18,890

As of December 31, 2020
U.S. Government & other government related	$1,535		$83	$—	$1,618
State or local housing agency	14		1	—	15
FFELP ABS	2,922		121	(9)	3,034
Residential MBS
GSE	13,413		147	(59)	13,501
Government guaranteed	261		8	—	269
Available-for-sale debt securities	$18,145		$360	$(68)	$18,437
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, net charge-offs, fair value hedge accounting adjustments, and includes accrued interest receivable of $52 million and $53 million at June 30, 2021 and December 31, 2020.

We had sales of AFS debt securities for the periods presented. See Note 2 - Summary of Significant Accounting Policies in our 2020 Form 10-K for details on the amounts and accounting policies related to these transactions. Any gains or losses are determined on a specific identification basis.

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of June 30, 2021
U.S. Government & other government related	$1,148		$19	$—	$1,167
Residential MBS
GSE	249		24	—	273
Government guaranteed	82		2	—	84
Other	12		—	—	12
Held-to-maturity debt securities	$1,491		$45	$—	$1,536

As of December 31, 2020
U.S. Government & other government related	$1,098		$24	$—	$1,122
Residential MBS
GSE	285		31	—	316
Government guaranteed	94		2	—	96
Other	14		1	—	15
Held-to-maturity debt securities	$1,491		$58	$—	$1,549
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and/or net charge-offs.

We had sales of HTM debt securities for the periods presented. See Note 2 - Summary of Significant Accounting Policies in our 2020 Form 10-K for details on the amounts and accounting policies related to these transactions. Any gains or losses are determined on a specific identification basis.

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Contractual Maturity Terms

The maturity of our AFS and HTM debt securities is detailed in the following table.

	Available-for-Sale		Held-to-Maturity
As of June 30, 2021	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$1	$1	$800	$800
Due after one year through five years	11	12	23	23
Due after five years through ten years	462	475	317	334
Due after ten years	1,014	1,043	8	10
ABS and MBS without a single maturity date	16,858	17,359	343	369
Total debt securities	$18,346	$18,890	$1,491	$1,536

Aging of Unrealized Temporary Losses

The following table presents unrealized temporary losses on our AFS portfolio for periods less than 12 months and for 12 months or more. We recognized no credit losses on these unrealized loss positions. Refer to the Credit Loss Analysis below. In the tables below, in cases where the gross unrealized losses for an investment category were less than $1 million, the losses are not reported.

	Less than 12 Months		12 Months or More		Total
Available-for-sale debt securities	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of June 30, 2021
U.S. Government & other government related	$295	$(7)	$—	$—	$295	$(7)
Residential MBS
GSE	728	(3)	55	(4)	783	(7)
Available-for-sale debt securities	$1,023	$(10)	$55	$(4)	$1,078	$(14)
As of December 31, 2020
U.S. Government & other government related	$—	$—	$2	$—	$2	$—
FFELP ABS	21	—	459	(9)	480	(9)
Residential MBS
GSE	102	(1)	6,327	(58)	6,429	(59)
Available-for-sale debt securities	$123	$(1)	$6,788	$(67)	$6,911	$(68)

Credit Loss Analysis

We recognized no credit losses on HTM or AFS debt securities for the periods presented. We do not intend to sell AFS securities (although in October 2020 the Bank sold private label mortgage backed securities (PLMBS), as discussed in Note 2 – Summary of Significant Accounting Policies of our 2020 Form 10-K) and we believe it is more likely than not, that we will not be required to sell them prior to recovering their amortized cost. We expect to recover the entire amortized cost on these securities.

Accretion on Prior Years' Other-Than-Temporary Impairment

Increases in cash flows expected to be collected and recognized into interest income on prior years' credit related other-than-temporary impairment (OTTI) charges on our AFS and HTM PLMBS were $6 million for the three months ended June 30, 2020 and $12 million for the six months ended June 30, 2020. As discussed in Note 2 – Summary of Significant Accounting Policies of our 2020 Form 10-K, we sold these PLMBS during October 2020.

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 6 – Advances

We offer a wide range of fixed and variable-rate advance products with different maturities, interest rates, payment characteristics and options.

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

As of June 30, 2021	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$13,124	0.47%
One to two years	3,547	1.27%
Two to three years	9,895	0.44%
Three to four years	7,597	0.86%
Four to five years	3,089	0.90%
More than five years	8,463	1.74%
Par value	$45,715	0.86%

The following table reconciles the par value of our advances to the carrying amount on our Statements of Condition as of the dates indicated.

As of	June 30, 2021	December 31, 2020
Par value	$45,715	$45,820
Fair value hedging adjustments	462	760
Other adjustments	93	115
Advances	$46,270	$46,695

The following advance borrowers exceeded 10% of our advances outstanding:

As of June 30, 2021	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	24.1%
The Northern Trust Company	5,005		10.9%
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

As of	June 30, 2021	December 31, 2020
Medium term (15 years or less)	$1,603	$1,403
Long term (greater than 15 years)	7,993	8,453
Unpaid principal balance	9,596	9,856
Net premiums, credit enhancement, and/or deferred loan fees	173	177
Fair value hedging and delivery commitment basis adjustments	(7)	8
MPF Loans held in portfolio, before allowance for credit losses	9,762	10,041
Allowance for credit losses on MPF Loans	(3)	(3)
MPF Loans held in portfolio, net	$9,759	$10,038
Conventional mortgage loans	$8,743	$8,979
Government Loans	853	877
Unpaid principal balance	$9,596	$9,856

The above table excludes MPF Loans acquired under the MPF Xtra® and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2020 Form 10-K for information related to the accounting treatment of these off-balance sheet MPF Loan products.

Coronavirus Disease 2019 (COVID-19) Forbearance
Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for troubled debt restructurings (TDRs) for certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable end period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency related to the COVID-19 pandemic. We have elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act, such modifications to loans outstanding as of June 30, 2021 were $15 million.

Our servicers may grant a forbearance period to borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request.  We continue to apply our accounting policy for past due loans and charge-offs to loans during the forbearance period whether it be formal or informal.  A charge-off is not recognized when there is a presumption that we will collect on a loan even if it is 180 days past due. The accrual status for loans under forbearance will be driven by the past due status of the loan as the legal terms of the contractual arrangement have not been modified.

As of June 30, 2021, there were $226 million in unpaid principal balance (UPB) of conventional loans in a forbearance plan as a result of COVID-19. Of these conventional loans in forbearance, $115 million in UPB had a current payment status, $9 million were 30 to 59 days past due, $8 million were 60 to 89 days past due, and $94 million were greater than 90 days past due and in nonaccrual payment status.  These loans represent 2% of our MPF Loans held in portfolio at June 30, 2021.

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

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses for MPF Loans.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2021	2020	2021	2020

Allowance for MPF credit losses beginning balance	$3	2	$3	1
Allowance for MPF credit losses charged-off	(2)	(2)	(2)	(3)
Allowance for credit loss recovery	1	—	1	—
Provision for (reversal of) allowance for MPF for credit losses	1	4	1	6
Allowance for MPF credit losses ending balances	$3	$4	$3	$4

Allowance for Credit Losses on Community First Fund (the Fund)

As of June 30, 2021 we had $45 million in Fund loans outstanding, unchanged from $45 million at December 31, 2020, recorded in Other assets in our Statements of Condition.

Under the “currently expected credit losses” methodology (CECL), on January 1, 2020, we recorded a $7 million allowances for credit losses on a basis of expected losses over the life of the loans. As of June 30, 2021, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans. As we had not incurred any credit losses under the pre-CECL accounting policy, we had no allowance prior to 2020. We have had no material activity in the allowance through June 30, 2021.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2021	2020	2021	2020
Allowance for Fund loan credit losses beginning balance	$7	$7	$7	$—
Adjustment for cumulative effect of accounting change	—	—	—	7
Allowance for Fund loan credit losses ending balances	$7	$7	$7	$7

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators. See Coronavirus Disease 2019 (COVID-19) Forbearance in Note 7 – MPF Loans Held in Portfolio for more information on how the forbearance impacts the accounting for the below credit quality indicators.

	June 30, 2021			December 31, 2020
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2017 to 2021	Prior to 2017	Total	2016 to 2020	Prior to 2016	Total
Past due 30-59 days	$35	$25	$60	$47	$23	$70
Past due 60-89 days	8	7	15	17	9	26
Past due 90 days or more	78	43	121	121	38	159
Past due	121	75	196	185	70	255
Current	7,526	1,176	8,702	7,984	912	8,896
Total	$7,647	$1,251	$8,898	$8,169	$982	$9,151

	June 30, 2021			December 31, 2020
	Amortized Cost			Amortized Cost
As of	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$12	$11	$23	$13	$5	$18
Serious delinquency rate	1.38%	3.85%	1.60%	1.78%	4.22%	2.00%
Past due 90 days or more and still accruing interest	$40	$26	$66	$48	$17	$65
Loans on nonaccrual status	87	—	87	120	—	120
Loans on nonaccrual status with no allowance for credit losses	20	—	20	21	—	21

Accrued interest receivable

We present accrued interest receivable separately for loans and HTM debt securities which are carried at amortized cost. We do not measure an allowance for credit losses on accrued interest receivables as we reverse accrued interest on a monthly basis in the event of an interest shortfall.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	June 30, 2021	December 31, 2020
MPF Loans held in portfolio	$45	$48
HTM securities	4	5
Advances	33	37
Accrued interest receivable	$82	$90

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. As of June 30, 2021, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value in our 2020 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). We pledged no investment securities on our bilateral derivative transactions that can be sold or repledged by our counterparty as of June 30, 2021.

For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been immaterial at June 30, 2021.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. As a result of rule changes adopted by our DCOs, variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2020 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $582 million of investment securities that can be sold or repledged, as part of our initial margin related to cleared derivative transactions at June 30, 2021. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at June 30, 2021.

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

	June 30, 2021			December 31, 2020
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$52,683	$93	$577	$39,493	$65	$729
Derivatives not in hedge accounting relationships-
Interest rate contracts	7,581	23	89	11,265	46	141
Mortgage delivery commitments	1,315	3	3	2,831	5	7
Other	235	—	—	257	—	1
Derivatives not in hedge accounting relationships	9,131	26	92	14,353	51	149
Gross derivative amount before netting adjustments and cash collateral	$61,814	119	669	$53,846	$116	878
Netting adjustments and cash collateral		(105)	(581)		(111)	(187)
Derivatives on Statements of Condition		$14	$88		$5	$691
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$483			$84
Cash collateral received and related accrued interest	7			8

The following table presents the noninterest income - derivatives and hedging activities as presented in the Statements of Income.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2021	2020	2021	2020
Economic hedges -
Interest rate contracts	$(11)	(11)	$16	(159)
Mortgage delivery commitments	1	—	(12)	—
Other	(3)	(10)	3	(4)
Economic hedges	(13)	(21)	7	(163)
Variation margin on daily settled cleared derivatives	—	—	—	4
Noninterest income - Derivatives and hedging activities	$(13)	$(21)	$7	$(159)

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
The following tables present details regarding the offsetting of our cleared and bilateral derivatives on our Statements of Condition. The netting adjustment amount includes cash collateral (either received or paid by us) and related accrued interest in cases where we have a legal right, by contract (e.g., master netting agreement) or otherwise, to offset cash flow obligations between us and our counterparty into a single net payable or receivable.

	Derivative Assets
	As of June 30, 2021			As of December 31, 2020
	Bilateral	Cleared	Total	Bilateral	Cleared	Total

Derivatives with legal right of offset -
Gross recognized amount	$59	$57	$116	$60	$51	$111
Netting adjustments and cash collateral	(48)	(57)	(105)	(60)	(51)	(111)
Derivatives with legal right of offset - net	11	—	11	—	—	—
Derivatives without legal right of offset	3	—	3	5	—	5
Derivatives on Statements of Condition	14	—	14	5	—	5
Net amount	$14	$—	$14	$5	$—	$5

	Derivative Liabilities
	As of June 30, 2021			As of December 31, 2020
	Bilateral	Cleared	Total	Bilateral	Cleared	Total

Derivatives with legal right of offset -
Gross recognized amount	$548	$118	$666	$812	$59	$871
Netting adjustments and cash collateral	(524)	(57)	(581)	(136)	(51)	(187)
Derivatives with legal right of offset - net	24	61	85	676	8	684
Derivatives without legal right of offset	3	—	3	7	—	7
Derivatives on Statements of Condition	27	61	88	683	8	691
Less: Noncash collateral received or pledged and cannot be sold or repledged	—	61	61	668	8	676
Net amount	$27	$—	$27	$15	$—	$15

At June 30, 2021, we had $520 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs (for initial margin), which exceeded our cleared net derivative liability position. We had no additional credit exposure on bilateral derivatives, which exceeded our bilateral net derivative liability position. At December 31, 2020, we had $615 million of comparable exposure on our cleared derivatives and $1 million on our bilateral derivatives.

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans, as we did not have any active fair value hedges on our MPF Loans as of June 30, 2021.

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$(354)	$310	$(44)	$(80)	$28	$(52)
Advances	(124)	77	(47)	(63)	38	(25)
Consolidated obligation bonds	135	(76)	59	31	5	36
Total	$(343)	$311	$(32)	$(112)	$71	$(41)

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$381	$(521)	$(140)	$(1,338)	$1,299	$(39)
Advances	212	(298)	(86)	(793)	753	(40)
Consolidated obligation bonds	(70)	176	106	283	(240)	43
Other	—	(1)	(1)	—	—	—
Total	$523	$(644)	$(121)	$(1,848)	$1,812	$(36)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans, as we did not have any active fair value hedges on our MPF Loans as of June 30, 2021.

As of June 30, 2021	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Advances	$17,994	$459	$2	$461
Available-for-sale securities	13,438	976	—	976
Consolidated obligation bonds	21,719	43	(18)	25
Other	305	—	7	7

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

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 9 years. We reclassify amounts in AOCI into our Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were immaterial as of June 30, 2021.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our Statements of Income. In this regard, the Amount Reclassified from AOCI into Net Interest Income column below includes the following:

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

	Three months ended June 30, 2021		Three months ended June 30, 2020
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$(14)	$(4)	$(10)	$(5)
Bonds	—	(1)	—	(1)
Total	$(14)	$(5)	$(10)	$(6)

	Six months ended June 30, 2021		Six months ended June 30, 2020
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$23	$(8)	$(58)	$(9)
Bonds	—	(1)	—	(1)
Total	$23	$(9)	$(58)	$(10)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2021	December 31, 2020
Consolidated obligation discount notes - carrying amount	$45,728	$48,643
Consolidated obligation discount notes - par amount	45,732	48,654
Weighted Average Interest Rate	0.03%	0.10%

The following table presents the remaining life of our consolidated obligation bonds by the bond’s contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of June 30, 2021	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$12,586	0.69%	$30,576
One to two years	8,782	1.13%	8,816
Two to three years	2,372	0.99%	1,541
Three to four years	2,471	0.88%	1,194
Four to five years	6,940	0.69%	206
Thereafter	9,757	1.71%	575
Total par value	$42,908	1.04%	$42,908

The following table presents consolidated obligation bonds outstanding by call feature:

As of	June 30, 2021	December 31, 2020
Noncallable	$22,730	$35,075
Callable	20,178	7,397
Par value	42,908	42,472
Fair value hedging adjustments	25	200
Other adjustments	(11)	(2)
Consolidated obligation bonds	$42,922	$42,670

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2021, and December 31, 2020. See Note 16 - Commitments and Contingencies in our 2020 Form 10-K for further details.

	June 30, 2021			December 31, 2020
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$435,014	$231,733	$666,747	$471,919	$274,853	$746,772
FHLB Chicago as primary obligor	42,908	45,732	88,640	42,472	48,654	91,126
As a percent of the FHLB System	10%	20%	13%	9%	18%	12%

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

	June 30, 2021		December 31, 2020
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$3,900	$6,394	$4,014	$6,361
Total regulatory capital ratio	4.00%	6.56%	4.00%	6.34%
Leverage capital	$4,875	$9,592	$5,018	$9,541
Leverage capital ratio	5.00%	9.84%	5.00%	9.51%
Risk-based capital	$1,778	$6,394	$1,587	$6,361

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

The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS):

As of June 30, 2021	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
One Mortgage Partners Corp.	$245	[a]	10.9%	$245
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

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On July 28, 2021 our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.00% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2021. This dividend totaled $25 million (recorded as $22 million dividends on capital stock and $3 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on August 12, 2021. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

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

In connection with the dissolution of FICO in July 2020, FICO determined that excess funds aggregating to $200 million were available for distribution to its stockholders, the FHLBs and FICO distributed these funds to the FHLBs in June 2020. Specifically, our partial recovery of prior capital distribution was $19 million, which was determined based on our share of the $680 million originally contributed to FICO. We treated the receipt of these funds as a return of our investment in FICO capital stock, and therefore as a partial recovery of the prior capital distributions we made to FICO in 1987, 1988, and 1989. These funds have been credited to unrestricted retained earnings in our Statements of Capital and in Other Financing Activities in our Condensed Statements of Cash Flows.

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Debt Securities	Held-to-maturity Debt Securities		Post - Retirement Plans	Total in AOCI
Three months ended June 30, 2021
Beginning balance	$490	$—	$(24)	$(25)	$441
Other comprehensive income before reclassification - recorded to the Statements of Condition	55	—	(14)	—	41
Amounts reclassified in period to Statements of Income:
Net interest income	(1)	—	5		4
Noninterest expense				1	1
Ending balance	$544	$—	$(33)	$(24)	$487
Three months ended June 30, 2020
Beginning balance	$(527)	$(81)	$(82)	$(21)	$(711)
Other comprehensive income before reclassification - recorded to the Statements of Condition	347	5	(10)	—	342
Amounts reclassified in period to statements of income:
Net interest income	—	—	6		6
Ending balance	$(180)	$(76)	$(86)	$(21)	$(363)

Six months ended June 30, 2021
Beginning balance	$292	$—	$(65)	$(20)	$207
Other comprehensive income before reclassification - recorded to the Statements of Condition	253	—	23	(10)	266
Amounts reclassified in period to Statements of Income:
Net interest income	(1)	—	9		8
Noninterest expense				6	6
Ending balance	$544	$—	$(33)	$(24)	$487
Six months ended June 30, 2020
Beginning balance	$104	$(85)	$(38)	$(10)	$(29)
Other comprehensive income before reclassification - recorded to the Statements of Condition	(284)	9	(58)	(12)	(345)
Amounts reclassified in period to Statements of Income:
Net interest income	—		10		10
Noninterest expense				1	1
Ending balance	$(180)	$(76)	$(86)	$(21)	$(363)

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

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
June 30, 2021
Carried at amortized cost
Cash and due from banks and interest bearing deposits	$1,295	$1,295	$1,295
Federal Funds sold and securities purchased under agreements to resell	16,520	16,520		$16,520
Held-to-maturity debt securities	1,491	1,536		1,524	$12
Advances	45,061	45,337		45,337
MPF Loans held in portfolio, net	9,750	9,957		9,944	13
Other assets	82	82		82
Carried at fair value on a recurring basis
Trading debt securities	2,830	2,830		2,830
Available-for-sale debt securities	18,890	18,890		18,890
Advances	1,209	1,209		1,209
Derivative assets	14	14		119		$(105)
Other assets - held for sale at fair value	108	108		108
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	9	9			9
Financial assets	97,259	$97,787	$1,295	$96,563	$34	$(105)
Other non financial assets	235
Assets	$97,494
Carried at amortized cost
Deposits	$(1,123)	$(1,123)		$(1,123)
Consolidated obligation discount notes	(45,728)	(45,727)		(45,727)
Consolidated obligation bonds	(42,580)	(42,682)		(42,682)
Mandatorily redeemable capital stock	(248)	(248)	$(248)
Other liabilities	(110)	(110)		(110)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(342)	(342)		(342)
Derivative liabilities	(88)	(88)		(669)		$581
Financial liabilities	(90,219)	$(90,320)	$(248)	$(90,653)	$—	$581
Other non financial liabilities	(642)
Liabilities	$(90,861)

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2020
Carried at amortized cost
Cash and due from banks and interest bearing deposits	$4,396	$4,396	$4,396
Federal Funds sold and securities purchased under agreements to resell	14,245	14,245		$14,245
Held-to-maturity debt securities	1,491	1,549		1,534	$15
Advances	45,380	45,696		45,696
MPF Loans held in portfolio, net	10,020	10,332		10,327	5
Other assets	90	90		90
Carried at fair value on a recurring basis
Trading debt securities	4,621	4,621		4,621
Available-for-sale debt securities	18,437	18,437		18,437
Advances	1,315	1,315		1,315
Derivative assets	5	5		116		$(111)
Other assets - held for sale at fair value	105	105		105
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	18	18			18
Financial assets	100,123	$100,809	$4,396	$96,486	$38	$(111)
Other non financial assets	233
Assets	$100,356
Carried at amortized cost
Deposits	$(1,284)	$(1,284)		$(1,284)
Consolidated obligation discount notes	(46,643)	(46,644)		(46,644)
Consolidated obligation bonds	(40,826)	(41,183)		(41,183)
Mandatorily redeemable capital stock	(279)	(279)	$(279)
Other liabilities	(89)	(89)		(89)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(2,000)	(2,000)		(2,000)
Consolidated obligation bonds	(1,844)	(1,844)		(1,844)
Derivative liabilities	(691)	(691)		(878)		187
Financial liabilities	(93,656)	$(94,014)	$(279)	$(93,922)	$—	$187
Other non financial liabilities	(411)
Liabilities	$(94,067)

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Advances	$2	$18	$(26)	$78
Other assets	—	—	(2)	2
Discount notes	—	14	—	—
Consolidated obligation bonds	1	4	2	(4)
Noninterest income - Instruments held under the fair value option	$3	$36	$(26)	$76

The following table reflects the difference between the aggregate UPB outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	June 30, 2021		December 31, 2020
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$1,133	$339	$1,213	$1,839
Fair value over (under) UPB	76	3	102	5
Fair value	$1,209	$342	$1,315	$1,844

        Federal Home Loan Bank of Chicago
Notes to Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

	June 30, 2021				December 31, 2020
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$4,870	$7,903	[a]	$12,773	$10,446	$5,949	[a]	$16,395
MPF delivery commitments	764	—		764	1,527	—		1,527
Advance commitments	1,081	2		1,083	583	12		595
Housing authority standby bond purchase agreements	53	455		508	10	455		465
Unsettled consolidated obligation bonds	1,200	—		1,200	125	—		125
Other	2	—		2	3	—		3
Commitments	$7,970	$8,360		$16,330	$12,694	$6,416		$19,110
a    Contains $7.0 billion and $5.2 billion of member standby letters of credit as of June 30, 2021, and December 31, 2020, which were renewable annually.

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

As of	June 30, 2021	December 31, 2020
Assets - Advances	$220	$252
Liabilities - Deposits	14	15
Equity - Capital Stock	18	17

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

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
Selected Statements of Condition data
Investments [a]	$40,586		$33,514		$39,649		$36,364		$36,005
Advances	46,270		46,975		46,695		49,771		49,250
MPF Loans held in portfolio, net	9,759		9,895		10,041		10,529		10,947
Total assets	97,494		94,597		100,356		98,387		96,731
Consolidated obligation discount notes	45,728		45,262		48,643		41,801		37,440
Consolidated obligation bonds	42,922		40,260		42,670		47,970		51,760
Capital stock	2,007		2,019		2,010		2,041		1,837
Retained earnings	4,139		4,082		4,072		3,936		3,873
Total capital	6,633		6,542		6,289		5,904		5,347
Other selected data at period end
Member standby letters of credit outstanding	$12,773		$10,529		$16,395		$21,666		$24,825
MPF Loans par value outstanding - FHLB System [b]	67,673		69,107		70,326		71,297		71,768
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	18,718		18,922		18,934		18,957		18,772
Number of members	678		680		686		683		687
Total employees (full and part time)	451		469		474		486		488
Selected Statements of Income data
Net interest income after provision for credit losses	$152		$110		$142		$168		$134
Noninterest income	(10)		(13)		101	[d]	(8)		9
Noninterest expense	55		61		68		65		85
Net income	78		32		157	[d]	85		52
Other selected MPF data during the periods [b]
MPF Loans par value amounts funded - FHLB System	$4,535		$5,364		$6,672		$7,145		$8,641
Quarterly number of PFIs funding MPF products - FHLB System	687		710		707		730		764
MPF Loans par value amounts funded - FHLB Chicago PFIs	$1,379		$1,703		$1,999		$2,371		$2,985
Quarterly number of PFIs funding MPF products - FHLB Chicago	177		177		178		184		195
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.56%		6.73%		6.34%		6.36%		6.20%
Market value of equity to book value of equity	106%		107%		105%		106%		104%
Primary mission asset ratio [c]	70.5%	e	70.3%	e	71.5%	e	71.6%	e	71.5%	e
Dividend rate class B1 activity stock-period paid	5.00%		5.00%		5.00%		5.00%		5.00%
Dividend rate class B2 membership stock-period paid	2.00%		2.00%		2.25%		2.25%		2.25%
Return on average assets	0.32%		0.13%		0.62%	[d]	0.33%		0.20%
Return on average equity	4.59%		1.99%		10.06%	[d]	6.13%		3.41%
Average equity to average assets	6.97%		6.53%		6.16%		5.38%		5.87%
Net yield on average interest-earning assets	0.64%		0.46%		0.58%		0.67%		0.54%
Return on average Regulatory Capital spread to three month LIBOR index	4.79%		1.83%		9.61%	[d]	3.23%		2.88%
Cash dividends-period paid	$21		$22		$21		$22		$20
Dividend payout ratio-period paid	26.92%		68.75%		13.38%		26.00%		38.00%
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

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2021 Financial Highlights

•Advances outstanding declined slightly to $46.3 billion at June 30, 2021, from $46.7 billion at December 31, 2020. We believe many of our depository members experienced an inflow of deposits on their balance sheets along with reduced loan demand, while also having access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic. Although these factors continued to limit our depository members’ need for advances, increased advance borrowing by insurance company members has mostly offset the decrease by depository members.

•MPF Loans held in portfolio continued to remain steady at $9.8 billion at June 30, 2021, compared to $10.0 billion at December 31, 2020.

•Total investment securities decreased 5% to $23.2 billion at June 30, 2021, down from $24.5 billion at December 31, 2020, primarily due to a reduction in investment in Treasury securities that matured and were not replaced.

•Total assets decreased to $97.5 billion as of June 30, 2021, compared to $100.4 billion as of December 31, 2020, primarily due to a decrease in short-term liquidity assets and investment securities.

•Letters of credit commitments decreased to $12.8 billion at June 30, 2021, down from $16.4 billion at December 31, 2020, primarily due to one of our former captive insurance company members reducing its letters of credit usage in connection with its membership termination in the first quarter of 2021.

•We recorded net income of $78 million in the second quarter of 2021, up from $52 million in the second quarter of 2020, primarily due to a decrease in interest expense. The decrease in interest expense was a result of a lower interest rate environment and we replaced our more expensive callable debt with more advantageous funding. As a result, the decrease in interest expense was greater than the decrease in our interest income for the period. The decrease in interest income was primarily attributable to the lower interest rate environment. We also recognized lower operating expenses as employee compensation and benefits expense fell primarily due to reduced pension costs. In addition, lower COVID-19 relief expenses relative to the prior year contributed to the decrease in noninterest expense, and consequently, the increase in net income.

•In the second quarter of 2021, noninterest income (loss) was ($10) million, down $19 million from $9 million for the second quarter of 2020, primarily due to a loss in value on instruments held under the fair value option.

•We remained in compliance with all of our regulatory capital requirements as of June 30, 2021.

Summary and Outlook

Second Quarter 2021 Dividend

On July 28, 2021, the Board of Directors declared a dividend of 5.00% (annualized) for Class B1 activity stock and a dividend of 2.00% (annualized) for Class B2 membership stock based on preliminary financial results for the second quarter of 2021. The dividend for the second quarter of 2021 will be paid by crediting members’ DID accounts on August 12, 2021. We pay higher dividend per share on Class B1 activity stock to recognize members that support the entire cooperative through the use of our products.

We expect to maintain a 5.00% (annualized) dividend for Class B1 activity stock for the third and fourth quarters of 2021, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning advance, letters of credit, and MPF Program on-balance sheet product activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Evolving Business Landscape

As the business landscape for certain products and services is evolving, we’re adapting to these changes and leveraging new technologies that we believe will be key to our members’ successes. As a trusted advisor, we strive to have our forward-thinking teams well-positioned and prepared to guide members through these changes.

•MPF Program: In January 2021, the U.S. Department of the Treasury and the FHFA amended the Preferred Stock Purchase Agreement with Fannie Mae and Freddie Mac (Amended PSPA), as discussed in our Form 10-Q for the quarter ended March 31, 2021. There are market changes coming out of the Amended PSPA impacting market participants including the MPF Program and the MPF Xtra product. In the short term, the level of non-owner occupied loans that can be sold to Fannie Mae has been limited. The Amended PSPA will also limit the total dollar amount of loans that can be sold to Fannie Mae through the cash window starting in 2022. The Bank continues to focus on serving our members and limiting the negative impacts from these potential disruptions. While we work to re-open non-owner occupied loans that can be sold through MPF Xtra, our MPF Traditional products can accept loans on second homes and may be used as an alternative for these loans. As we adjust to these market changes and as we make headway on solutions, we will provide further updates.

•Advance Products – LIBOR transition: We have redesigned our advances tied to LIBOR allowing us to re-offer certain advances such as the Putable Floating-to-Fixed Rate advance (A370). We also set parameters to define the resiliency of the fallback language in connection with our members’ LIBOR-based pledged collateral.
•Pledging eNotes as eligible collateral: We recently approved the acceptance of first and second lien 1-4 family eNotes as eligible collateral.

Providing Support for Members’ Communities

The COVID-19 pandemic unveiled economic disparities and racial inequities that exist in our communities, and we remain focused on how we can create and promote equitable opportunities across our district in Illinois and Wisconsin through our product offerings. As part of our ongoing commitment to support members through the COVID-19 pandemic, in May 2021, we made available a zero-interest rate advance for all member institutions. Over half of our members took out this COVID-19 relief advance, resulting in $1.7 billion in subsidized, 0% advances. Additionally, our community investment programs continue to support our members by providing funds for: affordable housing; downpayment assistance for members’ customers; and economic development activities.

•AHP: Our 2021 Affordable Housing Program (AHP) General Fund closed on June 11, 2021. Forty-two members and 50 sponsors jointly submitted 78 applications for approximately $45.2 million in subsidy to support the construction, acquisition, and/or rehabilitation of more than 3,500 housing units. We expect to award approximately $28.6 million this year and will announce the awards in late October 2021.

•DPP: Our Downpayment Plus® (DPP®) Programs continue to provide our members easy-to-access down payment and closing cost assistance to help our members’ income-eligible customers achieve homeownership. At the end of the second quarter of 2021, we have awarded $8.5 million in DPP grants to over 1,400 households.
•Community First® Capacity-Building Grant Program: This year marks the fifth year of our Community First Capacity-Building Grant Program, which provides flexible funding to nonprofit lenders working to advance affordable housing and economic development. To date, $1.7 million in grants have been provided. Program applications for this year will be accepted from August 2 – September 3, 2021.

Impact of COVID-19 Pandemic

During the second quarter of 2021, we began to transition back to normal business operations, including opening our office to invited guests and employees on a voluntary basis.

Notwithstanding increasing COVID-19 vaccination rates and the easing of restrictive measures, uncertainty remains with respect to the speed and extent to which normal economic and operating conditions can resume, and with the ultimate effect of the COVID-19 pandemic on our business, financial condition, and results of operations. For a discussion of risks relating to our financial condition and results of operation as a result of the COVID-19 pandemic, see Risk Factors starting on page 23 of our Form 10-K for the year ended 2020.

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

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	June 30, 2021			June 30, 2020			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$21,106	$94	1.78%	$24,374	$124	2.03%	$(15)	$(15)	$(30)
Advances	52,237	67	0.51%	54,703	145	1.06%	(3)	(75)	(78)
MPF Loans held in portfolio	9,792	60	2.45%	10,679	76	2.85%	(5)	(11)	(16)
Federal funds sold	7,480	1	0.05%	7,012	1	0.06%	—	—	—
Securities purchased under agreements to resell	4,041	—	—%	2,036	—	—%	—	—	—
Other interest earning assets	1,307	3	0.92%	2,684	1	0.15%	(3)	5	2
Interest earning assets	95,963	225	0.94%	101,488	347	1.37%	(13)	(109)	(122)
Noninterest earning assets	2,499			2,375
Total assets	98,462			103,863

Consolidated obligation discount notes	48,477	10	0.08%	45,956	82	0.71%	—	(72)	(72)
Consolidated obligation bonds	40,600	59	0.58%	49,001	123	1.00%	(13)	(51)	(64)
Other interest bearing liabilities	1,172	3	1.02%	1,504	4	1.06%	(1)	—	(1)
Interest bearing liabilities	90,249	72	0.32%	96,461	209	0.87%	(4)	(133)	(137)
Noninterest bearing liabilities	1,376			1,256
Total liabilities	91,625			97,717

Net yield interest earning assets	$95,963	$153	0.64%	$101,488	$138	0.54%	$(10)	$25	$15

For the six months ended
Investment debt securities	$21,867	$144	1.32%	$23,691	$317	2.68%	$(12)	$(161)	$(173)
Advances	51,645	143	0.55%	55,384	383	1.38%	(10)	(230)	(240)
MPF Loans held in portfolio	9,837	123	2.50%	10,453	163	3.12%	(8)	(32)	(40)
Federal funds sold	6,934	2	0.06%	7,527	27	0.72%	—	(25)	(25)
Securities purchased under agreements to resell	4,525	1	0.04%	2,901	12	0.83%	—	(11)	(11)
Other interest earning assets	1,181	4	0.68%	2,411	10	0.83%	(4)	(2)	(6)
Interest earning assets	95,989	417	0.87%	102,367	912	1.78%	(29)	(466)	(495)
Noninterest earning assets	2,401			2,242
Total assets	98,390			104,609

Consolidated obligation discount notes	48,105	25	0.10%	46,981	267	1.14%	2	(244)	(242)
Consolidated obligation bonds	40,909	123	0.60%	48,940	351	1.43%	(25)	(203)	(228)
Other interest bearing liabilities	1,211	6	0.99%	1,366	10	1.46%	(1)	(3)	(4)
Interest bearing liabilities	90,225	154	0.34%	97,287	628	1.29%	(12)	(462)	(474)
Noninterest bearing liabilities	1,527			1,310
Total liabilities	91,752			98,597

Net yield on interest earning assets	$95,989	$263	0.55%	$102,367	$284	0.55%	$(21)	$—	$(21)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•Interest income from investment debt securities for the three months ended June 30, 2021 decreased, in part, due to lower overall market interest rates in 2021 compared to the same period in 2020. In addition, average investment balances declined as Treasury securities matured and were not replaced. Interest income from investment debt securities for the six months ended June 30, 2021 primarily decreased due to lower overall market interest rates in 2021 compared to the same period in 2020. In addition, the yield earned on our investment securities during 2021 as compared to the same period in 2020 declined as a result of the sale of our PLMBS in October 2020. See Note 2 – Summary of Significant Accounting Policies of our Form 10-K for the year ended 2020 for more information on these PLMBS sales.
•Interest income from advances decreased primarily due to the low interest rate environment since the Federal Reserve dramatically lowered interest rates in response to the COVID-19 pandemic. Lower demand for advances from our depository members, while mostly offset by increased demand from our insurance company members, have also impacted our net interest income. Additionally, advance prepayments throughout 2020 resulted in a decline in our portfolio of higher interest earning advances which reduced the yield earned and balance outstanding on our advance portfolio in 2021 compared to the same period in 2020.
•Interest income from MPF Loans held in portfolio declined primarily due to the lower mortgage rate environment impacting the yield earned on new loan originations, along with the recognition of premium amortization as loans prepaid during the period.
•Interest expense on our consolidated obligations decreased due to lower market interest rates in 2021 compared to the same period in 2020. Additionally in 2021, we replaced our more expensive callable debt with more advantageously priced funding.
•Interest income from overnight Federal Funds sold and securities purchased under agreements to resell decreased due to lower market interest rates in 2021 compared to the same period in 2020.
•For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on page 40.

Noninterest Income

Three months ended June 30,	Six months ended June 30,
2021	2020	2021	2020
Trading securities	$(13)	$(25)	$(31)	$62
Derivatives and hedging activities	(13)	(21)	7	(159)
Instruments held under the fair value option	3	36	(26)	76
Subtotal	(23)	(10)	(50)	(21)
MPF fees,	6	,	8	,	13	and	16	from other FHLBs	13	15	25	25
Other, net	—	4	2	7
Noninterest income	$(10)	$9	(23)	$11
The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Loss in value on our instruments held under the fair value option were the primary driver of our decrease in noninterest income for the three months ended June 30, 2021. Losses on our trading securities and instruments held under the fair value option were the primary driver of our decrease in noninterest income for the six months ended June 30, 2021. The corresponding gains and losses were primarily driven by maturities in our Treasury Trading securities purchased at a premium and the increase in long-term interest rates and the interest rate curve steepening during in 2021.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details the effect of these transactions on the various line items in our Statements of Income. Hedge ineffectiveness on hedges qualifying for hedge accounting are recorded in net interest income rather than recorded in derivatives and hedging activities as noted in the table below.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended June 30, 2021
Recorded in net interest income	$(47)	$(44)	$—	$(4)	$58	$(1)	$(38)
Recorded in derivatives & hedging activities	(8)	—	(5)	—	—	—	(13)
Recorded in trading securities	—	(13)	—	—	—	—	(13)
Recorded on instruments held under the fair value option	2	—	—	—	1	—	3
Total net effect gain (loss) of hedging activities	$(53)	$(57)	$(5)	$(4)	$59	$(1)	$(61)

Three months ended June 30, 2020
Recorded in net interest income	$(25)	$(51)	$—	$(5)	$33	$1	$(47)
Recorded in derivatives & hedging activities	(9)	(2)	(11)	—	1	—	(21)
Recorded in trading securities	—	(29)	—	—	—	—	(29)
Recorded on instruments held under the fair value option	18	—	—	14	4	—	36
Total net effect gain (loss) of hedging activities	$(16)	$(82)	$(11)	$9	$38	$1	$(61)

Six months ended June 30, 2021
Recorded in net interest income	$(86)	$(140)	$(1)	$(8)	$105	$(1)	$(131)
Recorded in derivatives & hedging activities	21	—	(14)	—	—	—	7
Recorded in trading securities	—	(28)	—	—	—	—	(28)
Recorded on instruments held under the fair value option	(26)	—	(2)	—	2	—	(26)
Total net effect gain (loss) of hedging activities	$(91)	$(168)	$(17)	$(8)	$107	$(1)	$(178)

Six months ended June 30, 2020
Recorded in net interest income	$(40)	$(39)	$—	$(9)	$42	$—	$(46)
Recorded in derivatives & hedging activities	(100)	(94)	2	20	9	4	(159)
Recorded in trading securities	—	41	—	—	—	—	41
Recorded on instruments held under the fair value option	78	—	2	—	(4)	—	76
Total net effect gain (loss) of hedging activities	$(62)	$(92)	$4	$11	$47	$4	$(88)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume based fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related transaction fees. These fees are designed to offset a portion of the expenses we incur to administer the program for them. Fee income remained relatively level for 2021 compared to 2020.

Other, net

Other, net consists primarily of fee income earned on member standby letter of credit products, which have declined as noted in Selected Financial Data on page 32.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Compensation and benefits	$25	$35	$53	$71
Nonpayroll operating expenses	20	26	40	46
COVID-19 relief program	3	19	3	19
Other, net	7	5	20	6
Noninterest expense	$55	$85	116	$142

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits primarily decreased due to reduced pension and other employee-related costs. We had 451 employees as of June 30, 2021, compared to 488 as of June 30, 2020.

Nonpayroll operating expenses were lower compared to prior periods due to a one-time expense in 2020 related to the termination of our building lease. Nonpayroll operating expenses were otherwise comparable to prior periods as we continue our planned investment in information technology, specifically applications, infrastructure and resiliency.

As part of the Bank's ongoing commitment to provide support to our members throughout the COVID-19 pandemic, from May 3, 2021 to May 28, 2021 we made available a zero interest-rate advance with a maximum borrowing amount up to $5 million for all member institutions. Over half of our members took advantage of this advance offering, resulting in $1.7 billion in subsidized, 0% advances to support our members and approximately $3 million recorded in expenses. In 2020, we also offered COVID-19 relief programs to support communities in Illinois and Wisconsin; for more information on these programs, see Environment, Social, and Governance on page 13 of the 2020 10-K.

Other, net expenses primarily increased due to increased non-qualified defined benefit plan expenses related to the retirement of our former President and CEO expensed in the first quarter of 2021. Other also increased to a lesser extent as a result of increases in our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs. In addition, Other includes MPF related non-operating expenses/gains on the sale of real estate owned.

As noted in Noninterest Income on page 39, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs, but also include income from other third party investors. These fees are designed to offset a portion of the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. The following table summarizes MPF related fees and expenses.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
MPF fees earned	$13	$15	$25	$25
Expenses related to MPF fees earned	11	11	20	20

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2020 Form 10-K for further details.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,		Balance remaining in AOCI as of
	2021	2020	2021	2020	June 30, 2021
Net unrealized gain (loss) available-for-sale debt securities	$54	$347	$252	$(284)	$544
Noncredit OTTI held-to-maturity debt securities	—	5	—	9	—
Net unrealized gain (loss) cash flow hedges	(9)	(4)	32	(48)	(33)
Postretirement plans	1	—	(4)	(11)	(24)
Other comprehensive income (loss)	$46	$348	$280	$(334)	$487

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized gain on our available-for-sale (AFS) portfolio for 2021 was primarily due to spreads to swaps reversing the widening (losses) initially experienced in the first quarter of 2020 resulting from the effects of the COVID-19 pandemic on the financial markets. As these securities approach maturity, we expect these net unrealized gains to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

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

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for the three months ended June 30, 2021 was primarily driven by the slight drop in long-term interest rates during the second quarter of 2021. The net unrealized gain on cash flow hedges for the six months ended June 30, 2021 was primarily driven by the overall increase in long-term interest rates and the interest rate curve steepening during 2021.

Postretirement plans

The loss recorded in the first quarter of 2021 was primarily due to an actuarial adjustment resulting from a decline in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our Statements of Comprehensive Income as of June 30, 2021 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statement of Condition

	June 30, 2021	December 31, 2020
Cash and due from banks, interest bearing deposits, Federal Funds sold, and securities purchased under agreement to resell	$17,815	$18,641
Investment debt securities	23,211	24,549
Advances	46,270	46,695
MPF Loans held in portfolio, net of allowance for credit losses	9,759	10,038
Other, net of allowance for credit losses	439	433
Assets	97,494	100,356
Consolidated obligation discount notes	45,728	48,643
Consolidated obligation bonds	42,922	42,670
Other	2,211	2,754
Liabilities	90,861	94,067
Capital stock	2,007	2,010
Retained earnings	4,139	4,072
Accumulated other comprehensive income (loss)	487	207
Capital	6,633	6,289
Total liabilities and capital	$97,494	$100,356

The following is an analysis of the above table and comparisons apply to June 30, 2021 compared to December 31, 2020.

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

In the second quarter of 2021, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities decreased primarily due to Treasury securities that matured and were not replaced during 2021.

Advances

Advance balances slightly declined at the end of second quarter 2021 compared to year end 2020. We believe many of our depository members experienced an inflow of deposits on their balance sheets along with reduced loan demand, while also having access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic during 2020. Although these factors continued to limit our depository members’ need for advances, increased advance borrowing by insurance company members has mostly offset the decrease by depository members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline further in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease. For a discussion of risks relating to our captive insurance companies, and of risks relating to our advance levels as a result of the COVID-19 pandemic, see Risk Factors starting on page 23 of our Form 10-K for the year ended 2020.

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

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending June 30, 2021, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 54 in our 2020 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.4 billion of total assets. As of June 30, 2021, our overnight liquidity was $19.6 billion or 20% of total assets, giving us an excess overnight liquidity of $16.2 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2021, we had excess liquidity of $54.2 billion to support member deposits.

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

In addition, we fund certain shorter-term or overnight investments and advances with debt that has a maturity that extends beyond the maturities of the related investments or advances. The Liquidity AB provides guidance on maintaining appropriate funding gaps for three-month (-10% to -20%) and one-year (-25% to -35%) maturity horizons. Subject to market conditions, our cost of funding may increase if we are required to achieve the appropriate funding gap by using longer term funding, on which we generally pay higher interest than on our short-term funding.

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

	MPF Loans Held in Portfolio	Investment Debt Securities
As of June 30, 2021		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$2,367	$777	$1,017
After one year through five years	3,487	2,808	315
After five years through ten years	2,023	10,353	149
After ten years	1,719	3,176	112
Total	$9,596	$17,114	$1,593

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see the Risk Factors section starting on page 23 in our 2020 Form 10-K.

Funding

Conditions in Financial Markets

During the second quarter of 2020, there were signs of economic recovery with increased vaccinations, expanded reopening of the economy, and government support. In April 2021, the Federal Open Market Committee (FOMC) maintained the target range for the Federal Funds rate between 0.00 and 0.25 percent and committed to continuing use of its full range of tools, including asset purchases, to support the economy. At its June 2021 meeting, the FOMC maintained the federal funds rate at the same target range and stated its intent to continue its purchases of assets at the existing pace. However, the FOMC raised rates for its overnight reverse repurchase agreement facility and on interest on excess reserves (IOER) by 5 basis points to 0.05 percent and 0.15 percent, respectively. While stating the path of the economy will depend on the course of the COVID-19 pandemic, the FOMC projection for future rate hikes accelerated at the June 2021 meeting to two forecasted hikes in 2023. U.S. Treasury yields finished the second quarter of 2021 higher for maturities shorter than five years, but decreased for longer maturities, relative to prevailing yields at the end of the first quarter of 2021. During the second quarter, the U.S. stock market continued to rise, as the Dow Jones Industrial Average stood at 34,503 points on June 30, 2021 versus 32,982 points on March 31, 2021.

We maintained ready access to funding throughout the second quarter of 2021.

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

On March 5, 2021, the FCA announced that LIBOR will either cease to be provided or no longer be representative immediately after December 31, 2021 for most LIBOR settings across currencies, including 1 week and 2 month USD LIBOR, or immediately after June 30, 2023 in the case of certain frequently used tenors, including the remaining USD tenors. The FCA announced that it would consult whether to require LIBOR’s administrator (the Intercontinental Exchange Benchmark Administration Limited) to publish certain frequently used LIBOR tenors on a non-representative, synthetic basis after such date. FCA’s announcement constitutes an index cessation event under the International Swaps and Derivatives Associations, Inc. (ISDA) 2020 IBOR Fallbacks Protocol and IBOR Fallbacks Supplement, and as a result, the fallback spread adjustment is fixed as of the date of the announcement. Although we do not have assets and liabilities indexed to 1 week and 2 month USD LIBOR, which will no longer be provided after December 31, 2021, many of our assets and liabilities are indexed to the remaining USD LIBOR tenors, some with maturities or termination dates extending past December 31, 2021.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

On September 27, 2019, the FHFA issued a Supervisory Letter (the "Supervisory Letter") that the FHFA stated is designed to ensure the FHLBs will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. Among other things, the Supervisory Letter provides that the FHLBs should cease entering into certain transactions referencing LIBOR that mature after December 31, 2021. Accordingly, we previously ceased entering into option embedded advance products that reference LIBOR and have ceased purchasing investments that reference LIBOR and mature after December 31, 2021. Additionally, we have suspended transactions in certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021 and we no longer enter into consolidated obligation bonds and derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021. Further, on July 1, 2021, the FHFA issued an additional supervisory letter setting forth its expectations that the FHLBs should be prudent in their use of non-SOFR based alternative reference rates, and should avoid use of alternative reference rates that are not based on underlying transactions or that introduce further model risk. The letter also provides that an FHLB provide advance notice to its examiner-in-charge of its plans to use a non-SOFR alternative reference rate. For further discussion of the risks related to the replacement of LIBOR, see the Risk Factors section starting on page 23 in our 2020 Form 10-K.

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

For over-the-counter derivatives, we have adhered to the ISDA 2020 IBOR Fallbacks Protocol. For cleared derivatives, as part of the transition from LIBOR to SOFR, our clearinghouses revised their discounting methodology used to calculate the present value of future cash flows and price alignment on variation margin for USD cleared swaps from the daily Effective Federal Funds Rate (EFFR) to SOFR. In October 2020, both of our clearinghouses implemented their own unique cash and basis swap compensation mechanisms for market participants to neutralize any value transfer discrepancies from the LIBOR to SOFR conversion. Further, each clearinghouse announced respective proposals for the conversion process of LIBOR-linked cleared derivatives to risk-free rates, which is expected to occur at or shortly before the effective date of LIBOR discontinuation. We continue to monitor the market-wide efforts to address fallback language related to cleared derivatives and investment securities as well as fallback language for new activities and issuances of financial instruments. We continue to assess our operational readiness, including updating our processes and information technology systems to support the transition from LIBOR to an alternative reference rate.

Market activity in SOFR-indexed financial instruments continues to increase, including the emergence of a SOFR-based derivative market, and we continue to participate in the issuance of SOFR-indexed consolidated bonds. We are using Federal Funds Overnight Index Swap (Fed Funds OIS) swaps and SOFR indexed swaps as an interest rate hedging strategy for financial instruments that do not have embedded options, as an alternative to using LIBOR when entering into new derivative transactions. We are offering SOFR-linked advances to our members, and for the six months ended June 30, 2021, have issued $73 million in SOFR-linked advances. For a discussion of risks relating to our use of SOFR-linked consolidated obligations and advances, see Risk Factors starting on page 23 of our 2020 Form 10-K. We also offer Discount Note-index floater advances, which some members have used as alternatives to LIBOR-linked advance products.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Variable-Rate Financial Instruments by Interest-Rate Index and LIBOR-Indexed Financial Instruments

We have advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. The following tables present our variable rate financial instruments by interest-rate index at June 30, 2021 and may not include instruments that indirectly incorporate LIBOR or another interest rate index. The tables also do not consider the impact of any fallback language contained in our financial products. ABS and MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of June 30, 2021	Advances		Investments	Consolidated Obligations

Principal amount of variable rate instruments outstanding [a]
LIBOR	$968		$3,039	$250
SOFR	79		499	13,161
Treasury	—		125	—
Other	17,241	[b]	1	—
Total	$18,288		$3,664	$13,411

Overnight, 1 month, 3 month, 6 month and 12-Month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Due in 2021	$19		$—	$—
Due in 2022	301		—	250
Due through June 30, 2023	42		—	—
Due thereafter	606		3,039	—
Total	$968		$3,039	$250

Principal amount of SOFR-linked instruments issued YTD through
June 30, 2021	$73		$—	$7,020
a    With respect to advances, includes fixed rate advances that have cap/floor optionality linked to an interest rate index.
b    Consists primarily of advances indexed to consolidated obligation yields.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our variable rate financial instruments by pay or receive leg and whether cleared or uncleared.

As of June 30, 2021			Derivative Notional Amount Outstanding
			Pay Leg	Receive Leg
Interest rate swaps outstanding
Fixed rate			$37,955	$22,310
LIBOR			4,817	18,664
SOFR			310	2,431
OIS			17,183	16,860
Total interest rate swaps			$60,265	$60,265

Breakdown of above LIBOR interest rate swaps by termination date and type	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared

Overnight, 1 month, 3 month, 6 month and 12-Month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Terminates in 2021	$1,052	$555	$636	$445
Terminates in 2022	1,768	45	428	271
Terminates through June 30, 2023	767	35	499	166
Terminates thereafter	416	179	8,954	7,266
Total	$4,003	$814	$10,517	$8,148

Condensed Statements of Cash Flows

Net cash flows from operating activities

Six months ended June 30,	2021	2020	Change
Net cash provided by (used in) operating activities	$296	$(2,013)	$2,309
The majority of our operating cash outflows in 2020 were related to cash sent daily to clearinghouses to settle mark-to-market derivative positions due to the COVID-19 pandemic impact on market volatility, which occurred primarily in the first quarter of 2020. Since then these cash flows have generally reversed during 2021.

Net cash flows from investing activities with significant activity

Six months ended June 30,	2021	2020	Change
Liquid assets (Federal Funds sold, securities purchased under agreements to resell, and interest bearing deposits)	$(2,275)	$6,060	$(8,335)
Investment debt securities	1,271	(2,689)	3,960
Advances	105	2,087	(1,982)
MPF Loans held in portfolio	228	(979)	1,207
Other	(7)	(9)	2
Net cash provided by (used in) investing activities	$(678)	$4,470	$(5,148)
Our investing activities consist predominantly of liquid assets, investment debt securities, advances, and MPF Loans in portfolio. The change in net cash provided by (used in) investing activities and changes in allocation within investing activities are discussed below for the six months ended June 30 unless otherwise stated.
•In 2021, our liquid assets increased due to a lack of investment opportunities given very low rates of yield on investment debt securities. In 2020 we reduced our liquid assets as we funded increased investment debt securities after we achieved

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

regulatory requirements related to liquidity, our mission asset ratio and MBS and ABS investments at the beginning of the year. We maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.
•Our advances outstanding decreased slightly in 2021 as member demand for funding remained steady. We experienced a significantly larger decrease in advances during the same period in 2020 as members had reduced need for advances as a result of an inflow of deposits on their balance sheets along with reduced loan demand, as well as access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic.
•Net investment in MPF Loans held in portfolio declined slightly in 2021 due to customer paydowns in mortgage loans as a result of refinancing opportunities relative to an increase in mortgage loans in 2020 due to new-acquisition volume outpacing paydowns and maturities.

Net cash flows from financing activities with significant activity

Six months ended June 30,	2021	2020	Change
Consolidated obligation discount notes	$(2,911)	$(4,183)	$1,272
Consolidated obligation bonds	429	1,062	(633)
Other	(237)	683	(920)
Net cash provided by (used in) financing activities	$(2,719)	$(2,438)	$(281)

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the six months ended June 30 unless otherwise stated.
•In both 2021 and 2020, we paid down discount notes and increased our use of bonds to align with advantageous funding opportunities and our shrinking balance sheet.
•The change in Other primarily reflects changes in member deposits at our Bank. In 2021, members withdrew a small amount of deposits compared to a large increase in deposits in 2020.

Capital Resources

Capital Rules

We implemented the Capital Plan of the Federal Home Loan Bank of Chicago, effective as of May 3, 2021 (the Capital Plan).

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

Additionally, for MPF on-balance sheet products (which includes MPF Original, MPF 125, MPF 35, and MPF Government loans), the activity stock requirement is 2% of the principal loan amount sold into new master commitments executed on or after May 3, 2021. Under the Capital Plan, the range within which our Board may adjust this requirement is between 0% and 5%. For letters of credit, the activity stock requirement is 0.10% of the notional amount of all new letters of credit issued on or after May 3, 2021, and all existing letters of credit renewed, extended or increased on or after May 3, 2021. Under the Capital Plan, the range for the letter of credit activity stock requirement is 0.10% to 2%.

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Under the Capital Plan, each member’s membership stock requirement is the greater of either $10,000 or 0.40% of a member's mortgage assets. The Capital Plan provides that the Board may periodically adjust members’ membership stock requirement between a range of 0.20% to 1% of a member’s mortgage assets. A member’s investment in membership stock is capped at $5 million, subject to adjustment by the Board within a range between $1 million and $25 million.

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

Reduced Capitalization Advance Program (RCAP)

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At June 30, 2021, RCAP advances outstanding total $21.3 billion to 383 members compared to $21.9 billion to 449 members at December 31, 2020. The advances issued through our COVID-19 relief program are all RCAP advances. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

	June 30, 2021	December 31, 2020
Capital Stock	$2,007	$2,010
Mandatorily redeemable capital stock (MRCS) recorded as a liability	248	279
Regulatory capital stock	2,255	2,289
Retained earnings	4,139	4,072
Regulatory capital	$6,394	$6,361

Capital stock	$2,007	$2,010
Retained earnings	4,139	4,072
Accumulated other comprehensive income (loss)	487	207
GAAP capital	$6,633	$6,289

Accumulated other comprehensive income (loss) in the above table consists of changes in market value of various balance sheet accounts where the change is not recorded in earnings but are instead recorded in equity capital as the income (loss) is not yet realized. For details on these changes please see Note 12 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On July 28, 2021, our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.00% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2021. This dividend totaled $25 million (recorded as $22 million dividends on capital stock and $3 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on August 12, 2021.

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

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Credit Risk Management

In light of the economic and financial disruptions related to the COVID-19 pandemic, we are closely monitoring our credit risk exposure. Notwithstanding increasing COVID-19 vaccination rates and the easing of restrictive measures, uncertainty remains with respect to the speed and extent to which normal economic and operating conditions can resume, and with the ultimate effect of the COVID-19 pandemic on our business, financial condition, and results of operations. For a discussion of the credit risks facing the Bank as a result of the COVID-19 pandemic, including as a result of increased forbearances granted by Bank members or PFIs or a decline in the fair value of Bank investments, see Risk Factors starting on page 23 of our 2020 Form 10-K.

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our member's overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Credit Risk starting on page 69 in our 2020 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $45.7 billion were advances (par value) and $12.8 billion were letters of credit at June 30, 2021, compared to $45.8 billion and $16.4 billion at December 31, 2020.

	June 30, 2021			December 31, 2020
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	548	$58,199	$130,751	556	$62,021	$149,125
4	6	358	618	9	573	790
5	8	43	53	9	28	61
Total	562	$58,600	$131,422	574	$62,622	$149,976

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

Under our MPF Program for non-government insured or guaranteed loans held in our portfolio, the loan payment forbearance offered to borrowers impacted by the COVID-19 pandemic allows a borrower to defer loan payments for up to 180 days without requiring documentation from the borrower to support the relief requested. Borrowers that continue to be impacted by COVID-19 may request extensions of the loan payment forbearance for additional periods of up to 365 days, not exceeding a total cumulative forbearance period of 18 months. A hardship certification from the borrower supporting the continued hardship due to the COVID-19 pandemic is required for approval of additional payment forbearance. During forbearance, late fees are not assessed. At the end of forbearance, borrowers are presented with options for bringing their mortgage loan to a current status. For government insured or guaranteed loans held in our portfolio, the forbearance plan requirements of the insuring or guaranteeing agency must be followed. For MPF Xtra loans that are serviced by PFIs or a servicing aggregator approved by the MPF Program, Fannie Mae’s forbearance plan requirements must be followed. The CARES Act requires that servicers servicing government insured or guaranteed loans and loans purchased by Fannie Mae offer their borrowers a payment forbearance plan where the initial forbearance period is up to 180 days with the availability of an additional 180 days for COVID-19 related hardship. Fannie Mae has amended its plan from the CARES Act requirements, to offer their borrowers initial forbearance period of up to 180 days with the availability of additional periods of up to 365 days, not exceeding a total cumulative forbearance period of 18 months.

Borrowers in forbearance plans who have resolved their COVID-19 related financial hardships, and who are able to resume making their original monthly payments, are offered deferral plans allowing them to resume making those payments while deferring the COVID-19 related forbearance arrears to the earlier of the loan being paid off, the loan maturity date, or sale of the property.

In addition, the foreclosure moratorium will continue until at least December 31, 2021 in accordance with the recently published Consumer Financial Protection Bureau (CFPB) “Protections for Borrowers Affected by the COVID–19 Emergency Under the Real Estate Settlement Procedures Act (RESPA), Regulation X”. This CFPB rulemaking extends the foreclosure moratorium through the end of 2021; however, it permits the foreclosure of certain loans such as those loans on vacant property and those loans that were in a delinquency status prior to March 2020. Other than the foreclosure moratorium exceptions noted in the CFPB’s rule, barring any extensions of the CFPB’s requirements or other regulatory limitations, foreclosures are expected to fully resume on January 1, 2022.

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

    Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Debt Securities

We hold a variety of investment securities, mostly government backed or insured securities, and we believe these investments are currently low risk. Except for an immaterial amount, all are rated at least AA and there were no material changes in the credit ratings of these securities since December 31, 2020. For further details see Investment Debt Securities on page 76 in our 2020 Form 10-K.

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

As of June 30, 2021	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$855	$855
U.S. branches and agency offices of foreign commercial banks - Federal Funds sold:
Australia	—	1,000	1,000
Canada	—	1,875	1,875
Finland	500	—	500
France	—	100	100
Netherlands	—	700	700
Norway	600	—	600
Total U.S. branches and agency offices of foreign commercial banks	1,100	3,675	4,775
Total unsecured credit exposure	$1,100	$4,530	$5,630

All $5.630 billion of the unsecured credit exposure shown in the above table were overnight investments.

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

The following table presents our derivative positions where we have such credit exposures. The rating used was the lowest rating among the three largest NRSROs. Non-cash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the DCOs for cleared derivatives and is included in our derivative positions with credit exposure. We had no material concentration of credit risk with any one bilateral derivative counterparty.

	Net Derivative Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties [a]
As of June 30, 2021
Nonmember counterparties -
Overcollateralized liability positions -
Bilateral derivatives -
A	$(107)	$110	$—	$3
BBB	(132)	139	—	7
Cleared derivatives	(61)	—	582	521
Nonmember counterparties	(300)	249	582	531
Member institutions	3	—	—	3
Total	$(297)	$249	$582	$534

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

LIBOR Transition

LIBOR Transition – 2021 ISDA Interest Rate Derivatives Definitions

On June 11, 2021, ISDA published 2021 ISDA Interest Rate Derivatives Definitions (2021 ISDA Definitions), which will update and consolidate the frequently supplemented 2006 ISDA Definitions as the standard definitions for uncleared interest rate derivatives. The 2021 ISDA Definitions incorporate prior supplements to the 2006 ISDA Definitions in addition to other changes made to conform to updates in market practice and regulation. Both the 2006 ISDA Definitions as supplemented effective January 25, 2021, and the 2021 ISDA Definitions contain ISDA-recommended fallbacks for interest rate derivatives referencing an interbank offered rate, including U.S. Dollar LIBOR. ISDA has announced that implementation of the 2021 ISDA Definitions is expected to take place for clearing houses, trading venues and other market infrastructures between October 1-4, 2021. While the FHLBs may continue to use the current 2006 ISDA Definitions, ISDA will not incorporate any further supplements following implementation of the 2021 ISDA Definitions.

We are evaluating whether to use the 2021 ISDA Definitions for future derivatives transactions.

COVID-19 Developments

Federal Reserve Board (FRB) Extends Paycheck Protection Program (PPP) Liquidity Facility

On June 25, 2021, the FRB announced a final extension of its PPP Liquidity Facility (PPPLF) by an additional month to July 30, 2021. The PPPLF provides collateralized PPP loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions. The extension would allow additional processing time for banks, community development financial institutions, and other financial institutions to pledge to the facility any PPP loans approved by the Small Business Administration through the June 30, 2021 expiration of the PPP program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments

In light of the COVID-19 pandemic, the former and current Presidents of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and the Congress has and may continue to enact pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

For further discussion of the risks and potential risks relating to the COVID-19 pandemic, see Risk Factors starting on page 23 of our 2020 Form 10-K.

Other Legislative Matters

Affordable Housing and Community Investment

Legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBs set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required under law. The FHLBs are actively monitoring these proposals.

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

	June 30, 2021		December 31, 2020
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$330	$(450)	$421	$(450)
-100 bp	44	(200)	225	(200)
-50 bp	23	(90)	140	(90)
-25 bp	8	(45)	96	(45)
+25 bp	(12)	(45)	(11)	(45)
+50 bp	(29)	(90)	(31)	(90)
+100 bp	(72)	(200)	(84)	(200)
+200 bp	(165)	(450)	(187)	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of June 30, 2021	$2	$3	$(1)	$(16)	$—
As of December 31, 2020	—	(1)	(4)	(25)	1

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

As of June 30, 2021, our sensitivity to changes in implied volatility using these models was $3 million, compared to $(1) million at December 31, 2020. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

The following table presents the duration of equity reported by us to the FHFA in accordance with the FHFA's guidance, which prescribes that down and up interest-rate shocks equal 200 basis points. The results are shown by duration of equity in years.

	Duration of equity in years
Scenario as of	Down 200 bps	Base	Up 200 bps
June 30, 2021	1.0	0.5	1.3
December 31, 2020	1.4	0.6	1.4

As of June 30, 2021, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $438 million, and our market value of equity to book value of equity ratio was 106%, compared to $330 million and 105% at December 31, 2020. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

    Federal Home Loan Bank of Chicago

Item 6. Exhibits.

4.1	Capital Plan of the Federal Home Loan Bank of Chicago, effective as of May 3, 2021 [a]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [b]

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [b]

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [b]

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [b]

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. [b]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [b]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [b]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [b]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [b]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [b]

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) [b]

a    Filed as Exhibit 4.1 with our Form 10-Q on May 6, 2021, SEC File No.: 000-51401
b    Filed herewith.

    Federal Home Loan Bank of Chicago

Glossary of Terms

Advances: Secured loans to members.

ABS: Asset backed securities.

AFS: Available-for-sale debt securities.

AOCI: Accumulated Other Comprehensive Income.

Capital Plan: Capital Plan of the Federal Home Loan Bank of Chicago, effective May 3, 2021.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	August 5, 2021	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 5, 2021	(Principal Financial Officer and Principal Accounting Officer)