Form 10-Q
period 2021-09-30
Federal Home Loan Bank of Chicago
filed 2021-11-04
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, including mandatorily redeemable capital stock, registrant had 22,163,376 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$933	$3,541
Interest bearing deposits	855	855
Federal funds sold	5,445	4,125
Securities purchased under agreements to resell	12,990	10,120
Investment debt securities -
Trading, 547 and 1,292 pledged	2,215	4,621
Available-for-sale, 18,610 and 18,145 amortized cost	19,056	18,437
Held-to-maturity, 812 and 1,549 fair value	773	1,491
Investment debt securities	22,044	24,549
Advances, 1,200 and 1,315 carried at fair value	46,042	46,695
MPF Loans held in portfolio, net of (3) and (3) allowance for credit losses	9,846	10,038
Derivative assets	6	5
Other assets, 119 and 105 carried at fair value	433	428
net of (7) and (7) allowance for credit losses
Assets	$98,594	$100,356

Liabilities
Deposits -
Demand and overnight - noninterest bearing	$234	$394
Demand and overnight - interest bearing, 13 and 18 from other FHLBs	866	875
Term deposits - interest bearing	—	15
Deposits	1,100	1,284
Consolidated obligations, net -
Discount notes, — and 2,000 carried at fair value	40,878	48,643
Bonds, 57 and 1,844 carried at fair value	49,041	42,670
Consolidated obligations, net	89,919	91,313
Derivative liabilities	62	691
Affordable Housing Program assessment payable	81	89
Mandatorily redeemable capital stock	247	279
Other liabilities	625	411
Liabilities	92,034	94,067
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 13 and 13 million shares issued and outstanding	1,293	1,257
Class B2 membership stock, 7 and 8 million shares issued and outstanding	676	753
Capital stock - putable, $100 and $100 par value per share	1,969	2,010
Retained earnings - unrestricted	3,509	3,424
Retained earnings - restricted	685	648
Retained earnings	4,194	4,072
Accumulated other comprehensive income (loss) (AOCI)	397	207
Capital	6,560	6,289
Liabilities and capital	$98,594	$100,356

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income	$206	$285	$623	$1,197
Interest expense	67	116	221	744
Net interest income	139	169	402	453
Provision for (reversal of) credit losses	(1)	1	—	7
Net interest income after provision for (reversal of) credit losses	140	168	402	446

Noninterest income -
Trading securities	(9)	(23)	(40)	39
Derivatives and hedging activities	1	3	8	(156)
Instruments held under the fair value option	(7)	(7)	(33)	69
MPF fees, 6, 7, 19 and 23 from other FHLBs	11	15	36	40
Other, net	2	4	4	11
Noninterest income	(2)	(8)	(25)	3

Noninterest expense -
Compensation and benefits	26	29	79	100
Nonpayroll operating expenses	19	22	59	68
COVID-19 relief program	—	5	3	24
Other, net	7	9	27	15
Noninterest expense	52	65	168	207

Income before assessments	86	95	209	242

Affordable Housing Program	9	10	22	25

Net income	$77	$85	$187	$217

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$77	$85	$187	$217

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(98)	280	154	(4)
Noncredit OTTI held-to-maturity debt securities	—	3	—	12
Net unrealized gain (loss) cash flow hedges	7	9	39	(39)
Postretirement plans	1	(2)	(3)	(13)
Other comprehensive income (loss)	(90)	290	190	(44)

Comprehensive income	$(13)	$375	$377	$173

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
June 30, 2021	13	$1,283	7	$724	$3,469	$670	$487	$6,633
Comprehensive income					62	15	(90)	(13)
Issuance of capital stock	1	49	—	—				49
Repurchases of capital stock	—	—	(1)	(87)				(87)
Transfers between classes of capital stock	(1)	(39)	1	39
Cash dividends - class B1					(19)			(19)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(3)			(3)
Class B2 annualized rate				2.00%
Total change in period, excl. cumulative effect	—	10	—	(48)	40	15	(90)	(73)
September 30, 2021	13	$1,293	7	$676	$3,509	$685	$397	$6,560

June 30, 2020	13	$1,323	5	$514	$3,274	$599	$(363)	$5,347
Comprehensive income					68	17	290	375
Issuance of capital stock	5	394	—	—				394
Repurchases of capital stock	—	—	(2)	(190)				(190)
Transfers between classes of capital stock	(4)	(349)	4	349
Cash dividends - class B1					(20)			(20)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(2)			(2)
Class B2 annualized rate				2.25%
Total change in period, excl. cumulative effect	1	45	2	159	46	17	290	557
September 30, 2020	14	$1,368	7	$673	$3,320	$616	$(73)	$5,904

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2020	13	$1,257	8	$753	$3,424	$648	$207	$6,289
Comprehensive income					150	37	190	377
Issuance of capital stock	3	309	—	13				322
Repurchases of capital stock	—	—	(4)	(357)				(357)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	(5)				(6)
Transfers between classes of capital stock	(3)	(272)	3	272
Cash dividends - class B1					(57)			(57)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(8)			(8)
Class B2 annualized rate				2.00%
Total change in period excl. cumulative effect	—	36	(1)	(77)	85	37	190	271
September 30, 2021	13	$1,293	7	$676	$3,509	$685	$397	$6,560

December 31, 2019	13	$1,337	4	$376	$3,197	$573	$(29)	$5,454
Cumulative effect adjustment - see Note 2					(7)			(7)
Comprehensive income					174	43	(44)	173
Issuance of capital stock	16	1,527	—	18				1,545
Repurchases of capital stock	—	—	(12)	(1,216)				(1,216)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(1)				(1)
Transfers between classes of capital stock	(15)	(1,496)	15	1,496
Partial recovery of prior capital distribution to FICO - see Note 11					19			19
Cash dividends - class B1					(58)			(58)
Class B1 annualized rate		5.00%
Cash dividends - class B2					(5)			(5)
Class B2 annualized rate				2.25%
Total change in period excl. cumulative effect	1	31	3	297	130	43	(44)	457
September 30, 2020	14	$1,368	7	$673	$3,320	$616	$(73)	$5,904

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Nine months ended September 30,	2021	2020
Operating	Net cash provided by (used in) operating activities	$516	$(1,031)
Investing	Net change interest bearing deposits	—	625
	Net change federal funds sold	(1,320)	1,906
	Net change securities purchased under agreements to resell	(2,870)	2,250
	Trading debt securities -
	Sales	—	1,602
	Proceeds from maturities and paydowns	3,101	653
	Purchases	(749)	(3,025)
	Available-for-sale debt securities -
	Sales	20	—
	Proceeds from maturities and paydowns	411	779
	Purchases	(1,352)	(2,760)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	2,661	2,379
	Purchases	(1,944)	(1,297)
	Advances -
	Principal collected	409,288	781,041
	Issued	(409,018)	(779,666)
	MPF Loans held in portfolio -
	Principal collected	2,532	2,939
	Purchases	(2,405)	(3,524)
	Other investing activities	(11)	(26)
	Net cash provided by (used in) investing activities	(1,656)	3,876
Financing	Net change deposits, (5) and 12 from other FHLBs	(184)	560
	Discount notes -
	Net proceeds from issuance	356,860	579,170
	Payments for maturing and retiring	(364,622)	(578,970)
	Consolidated obligation bonds -
	Net proceeds from issuance	30,778	35,696
	Payments for maturing and retiring	(24,164)	(38,377)
	Capital stock -
	Proceeds from issuance	322	1,545
	Repurchases	(357)	(1,216)
	Cash dividends paid	(65)	(63)
	Other financing activities	(36)	(25)
	Net cash provided by (used in) financing activities	(1,468)	(1,680)
	Net increase (decrease) in cash and due from banks	(2,608)	1,165
	Cash and due from banks at beginning of period	3,541	29
	Cash and due from banks at end of period	$933	$1,194

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 1 – Background and Basis of Presentation

The Federal Home Loan Bank of Chicago is a federally chartered corporation and one of 11 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the System).  The FHLBs are government sponsored enterprises (GSE) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership.  We are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent federal agency in the executive branch of the United States (U.S.) government.

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited condensed financial statements and the accompanying notes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2020, included in our 2020 Annual Report on Form 10-K (2020 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago. “Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, "Downpayment Plus", "DPP", Downpayment Plus Advantage", "DPP Advantage", and "Community First" are registered trademarks of the Federal Home Loan Bank of Chicago. See the Glossary of Terms starting on page 62 for the definitions of certain terms used herein.

Use of Estimates and Assumptions

We are required to make estimates and assumptions when preparing our condensed financial statements in accordance with GAAP. The most significant of these estimates and assumptions applies to fair value measurements. Our actual results may differ from the results reported in our condensed financial statements due to such estimates and assumptions. This includes the reported amounts of assets and liabilities, the reported amounts of income and expense, and the disclosure of contingent assets and liabilities.

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

There were no recently issued but not yet adopted accounting standards which may have a material effect on our condensed financial statements.

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest income -

Trading	$9	$27	$43	$81
Available-for-sale	55	54	150	269
Held-to-maturity	7	18	22	66
Investment debt securities	71	99	215	416

Advances interest income	61	87	192	455
Advances prepayment fees	7	27	19	42
Advances	68	114	211	497

MPF Loans held in portfolio	64	69	187	232
Federal funds sold	2	1	4	28
Securities purchased under agreements to resell	1	1	2	13
Other	—	1	4	11

Interest income	206	285	623	1,197

Interest expense -

Consolidated obligations -
Discount notes	10	24	35	291
Bonds	54	88	177	439

Other	3	4	9	14

Interest expense	67	116	221	744

Net interest income	139	169	402	453

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 5 – Investment Debt Securities

We classify debt securities as either trading, Held-to-Maturity (HTM), or Available-for-Sale (AFS). Our security disclosures within these classifications are disaggregated by major security types as shown below. Our major security types are based on the nature and risks of the security:

•U.S. Government & other government related - may consist of the sovereign debt of the United States; debt issued by GSE; debt issued by the Tennessee Valley Authority; and securities guaranteed by the Small Business Administration.
•Federal Family Education Loan Program – asset-backed-securities (FFELP ABS).
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

Pledged Collateral

We disclose the amount of investment debt securities pledged as collateral pertaining to our derivatives activity on our Condensed Statements of Condition. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Debt Securities

The following table presents the fair value of our trading debt securities:

As of	September 30, 2021	December 31, 2020
U.S. Government & other government related	$2,209	$4,612
Residential MBS
GSE	6	8
Government guaranteed	—	1
Trading debt securities	$2,215	$4,621

The following table presents our gains and losses on trading debt securities recorded in Noninterest income - Other, net:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net unrealized gains (losses) on securities held at period end	$—	$(23)	$(11)	$18
Net realized gains (losses) on securities sold/matured during the period	(9)	—	(29)	21
Net gains (losses) on trading debt securities	$(9)	$(23)	$(40)	$39

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities:

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of September 30, 2021
U.S. Government & other government related	$1,421		$44	$(9)	$1,456
State or local housing agency	8		1	—	9
FFELP ABS	2,704		158	—	2,862
Residential MBS
GSE	14,277		262	(16)	14,523
Government guaranteed	200		6	—	206
Available-for-sale debt securities	$18,610		$471	$(25)	$19,056

As of December 31, 2020
U.S. Government & other government related	$1,535		$83	$—	$1,618
State or local housing agency	14		1	—	15
FFELP ABS	2,922		121	(9)	3,034
Residential MBS
GSE	13,413		147	(59)	13,501
Government guaranteed	261		8	—	269
Available-for-sale debt securities	$18,145		$360	$(68)	$18,437
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, fair value hedge accounting adjustments, and includes accrued interest receivable of $49 million and $53 million at September 30, 2021 and December 31, 2020.

We had material sales of AFS debt securities in the fourth quarter of 2020. See Note 2 - Summary of Significant Accounting Policies in our 2020 Form 10-K for details on the amounts and accounting policies related to these transactions. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities:

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Fair Value
As of September 30, 2021
U.S. Government & other government related	$457		$15	$472
Residential MBS
GSE	229		22	251
Government guaranteed	76		2	78
Other	11		—	11
Held-to-maturity debt securities	$773		$39	$812

As of December 31, 2020
U.S. Government & other government related	$1,098		$24	$1,122
Residential MBS
GSE	285		31	316
Government guaranteed	94		2	96
Other	14		1	15
Held-to-maturity debt securities	$1,491		$58	$1,549
a    Includes adjustments made to the cost basis of an investment for accretion, and/or amortization.

We had sales of HTM debt securities in the fourth quarter of 2020. See Note 2 - Summary of Significant Accounting Policies in our 2020 Form 10-K for details on the amounts and accounting policies related to these transactions. Any gains or losses are determined on a specific identification basis.

Contractual Maturity Terms

The maturity of our AFS and HTM debt securities is detailed in the following table:

	Available-for-Sale		Held-to-Maturity
As of September 30, 2021	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Year of Maturity -
Due in one year or less	$—	$—	$145	$145
Due after one year through five years	7	8	25	26
Due after five years through ten years	450	463	287	301
Due after ten years	972	994	—	—
ABS and MBS without a single maturity date	17,181	17,591	316	340
Total debt securities	$18,610	$19,056	$773	$812

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
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

	Less than 12 Months		12 Months or More		Total
Available-for-sale debt securities	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
As of September 30, 2021
U.S. Government & other government related	$361	$(9)	$—	$—	$361	$(9)
Residential MBS
GSE	887	(12)	55	(4)	942	(16)
Available-for-sale debt securities	$1,248	$(21)	$55	$(4)	$1,303	$(25)
As of December 31, 2020
U.S. Government & other government related	$—	$—	$2	$—	$2	$—
FFELP ABS	21	—	459	(9)	480	(9)
Residential MBS
GSE	102	(1)	6,327	(58)	6,429	(59)
Available-for-sale debt securities	$123	$(1)	$6,788	$(67)	$6,911	$(68)

Credit Loss Analysis

We recognized no credit losses on HTM or AFS debt securities for the periods presented. We do not intend to sell AFS securities (although in October 2020 the Bank sold private label mortgage backed securities (PLMBS), as discussed in Note 2 – Summary of Significant Accounting Policies of our 2020 Form 10-K), and we believe it is more likely than not that we will not be required to sell them prior to recovering their amortized cost. We expect to recover the entire amortized cost on these securities.

Accretion on Prior Years' Other-Than-Temporary Impairment

Increases in cash flows expected to be collected and recognized into interest income on prior years' credit related other-than-temporary impairment (OTTI) charges on our AFS and HTM PLMBS were $6 million for the three months ended September 30, 2020 and $18 million for the nine months ended September 30, 2020. As discussed in Note 2 – Summary of Significant Accounting Policies of our 2020 Form 10-K, we sold these PLMBS during October 2020.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
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

As of September 30, 2021	Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$14,232	0.45%
One to two years	5,728	0.77%
Two to three years	6,773	0.59%
Three to four years	7,036	0.74%
Four to five years	3,688	1.02%
More than five years	8,094	1.76%
Par value	$45,551	0.84%

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated:

As of	September 30, 2021	December 31, 2020
Par value	$45,551	$45,820
Fair value hedging adjustments	364	760
Other adjustments	127	115
Advances	$46,042	$46,695

The following advance borrowers exceeded 10% of our advances outstanding:

As of September 30, 2021	Par Value		% of Total Outstanding
One Mortgage Partners Corp.	$11,000	[a]	24.1%
The Northern Trust Company	5,505		12.1%
a    One Mortgage Partners Corp. (OMP) is a subsidiary of JPMorgan Chase Bank NA. Effective February 19, 2021, we terminated OMP’s membership in connection with the FHFA rule that made captive insurance companies ineligible for FHLB membership.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 7 – MPF Loans Held in Portfolio

We acquire MPF Loans from a Participating Financial Institution (PFI) to hold in our portfolio and historically purchased participations in pools of eligible mortgage loans from other FHLBs (MPF Banks). MPF Loans that are held in portfolio are fixed-rate conventional and Government Loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years or participations in pools of similar eligible mortgage loans from other MPF Banks.

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase. We have an allowance for credit losses on our MPF Loans and we have elected to exclude accrued interest receivable from the amortized cost in the following tables. See Note 8 - Allowance for Credit Losses for further details on these amounts.

As of	September 30, 2021	December 31, 2020
Medium term (15 years or less)	$1,647	$1,403
Long term (greater than 15 years)	8,035	8,453
Unpaid principal balance	9,682	9,856
Net premiums, credit enhancement, and/or deferred loan fees	175	177
Fair value hedging and delivery commitment basis adjustments	(8)	8
MPF Loans held in portfolio, before allowance for credit losses	9,849	10,041
Allowance for credit losses on MPF Loans	(3)	(3)
MPF Loans held in portfolio, net	$9,846	$10,038
Conventional mortgage loans	$8,834	$8,979
Government Loans	848	877
Unpaid principal balance	$9,682	$9,856

The above table excludes MPF Loans acquired under the MPF Xtra® and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2020 Form 10-K for information related to the accounting treatment of these off-balance sheet MPF Loan products.

Coronavirus Disease 2019 (COVID-19) Forbearance
Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provides temporary relief from the accounting and reporting requirements for troubled debt restructurings (TDRs) for certain loan modifications related to COVID-19. Specifically, the CARES Act provides that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applies to any modification related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurs during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable end period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency related to the COVID-19 pandemic. We have elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act. Such modifications to loans outstanding as of September 30, 2021 were $19 million.

Our servicers may grant a forbearance period to borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request.  We continue to apply our accounting policy for past due loans and charge-offs to loans during the forbearance period whether it is formal or informal.  A charge-off is not recognized when there is a presumption that we will collect the full contractual balance of the loan even if it is 180 days past due. The accrual status for loans under forbearance will be driven by the past due status of the loan as the legal terms of the contractual arrangement have not been modified.

As of September 30, 2021, there were $85 million in unpaid principal balance (UPB) of conventional loans in a forbearance plan as a result of COVID-19. Of these conventional loans in forbearance, $4 million in UPB had a current payment status, $8 million were 30 to 59 days past due, $4 million were 60 to 89 days past due, and $69 million were more than 90 days past due and in nonaccrual payment status.  These loans represent 1% of our MPF Loans held in portfolio at September 30, 2021.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
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

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses for MPF Loans:

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2021	2020	2021	2020

Allowance for MPF credit losses beginning balance	$3	4	$3	1
MPF credit losses charged-off	—	—	(2)	(3)
Credit loss recovery	—	—	1	—
Provision for (reversal of) MPF for credit losses	—	—	1	6
Allowance for MPF credit losses ending balances	$3	$4	$3	$4

Allowance for Credit Losses on Community First Fund (the Fund)

As of September 30, 2021 we had $45 million in Fund loans outstanding, unchanged from $45 million at December 31, 2020, recorded in Other assets in our Condensed Statements of Condition.

Under the “current expected credit losses” methodology (CECL), on January 1, 2020, we recorded a $7 million allowance for credit losses on a basis of expected losses over the life of the loans. As of September 30, 2021, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans. As we had not incurred any credit losses under the pre-CECL accounting standard, we had no allowance prior to 2020.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2021	2020	2021	2020
Allowance for Fund loan credit losses beginning balance	$7	$7	$7	$—
Adjustment for cumulative effect of accounting change	—	—	—	7
Fund loan credit losses charged off net of recoveries	—	—	—	—
Provision for (reversal of) Fund loan for credit losses	(1)	—	(1)	—
Other	1	—	1	—
Allowance for Fund loan credit losses ending balances	$7	$7	$7	$7

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators. See Coronavirus Disease 2019 (COVID-19) Forbearance in Note 7 – MPF Loans Held in Portfolio for more information on how the forbearance impacts the accounting for the below credit quality indicators.

	September 30, 2021			December 31, 2020
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2017 to 2021	Prior to 2017	Total	2016 to 2020	Prior to 2016	Total
Past due 30-59 days	$26	$20	$46	$47	$23	$70
Past due 60-89 days	5	6	11	17	9	26
Past due 90 days or more	56	34	90	121	38	159
Past due	87	60	147	185	70	255
Current	7,764	1,079	8,843	7,984	912	8,896
Total	$7,851	$1,139	$8,990	$8,169	$982	$9,151

	September 30, 2021			December 31, 2020
	Amortized Cost			Amortized Cost
As of	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$7	$2	$9	$13	$5	$18
Serious delinquency rate	1.02%	2.79%	1.17%	1.78%	4.22%	2.00%
Past due 90 days or more and still accruing interest	$35	$24	$59	$48	$17	$65
Loans on nonaccrual status	60	—	60	120	—	120
Loans on nonaccrual status with no allowance for credit losses	13	—	13	21	—	21

Accrued interest receivable

We present accrued interest receivable separately for loans and HTM debt securities, which are carried at amortized cost. We do not measure an allowance for credit losses on accrued interest receivables as we reverse accrued interest on a monthly basis in the event of an interest shortfall.

The following table summarizes our accrued interest receivable by portfolio segment:

Financial instrument type	September 30, 2021	December 31, 2020
MPF Loans held in portfolio	$44	$48
HTM securities	4	5
Advances	32	37
Accrued interest receivable	$80	$90

The above table excludes accrued interest of $49 million and $53 million on AFS securities. We elected under GAAP to include accrued interest in the carrying value of our AFS securities. See Note 5 - Investment Debt Securities for AFS carrying values.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
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

Managing Interest Rate Risk

We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate, such as SOFR. Our cash flow hedge strategy is to hedge the variability in the total proceeds received from rolling forecasted zero-coupon discount note issuance, attributable to changes in the benchmark interest rate, by entering into pay-fixed interest rate swaps.

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. As of September 30, 2021, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value in our 2020 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). We pledged no investment securities on our bilateral derivative transactions (that can be sold or repledged by our counterparty) as of September 30, 2021.

For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been $4 million at September 30, 2021.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2020 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $547 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at September 30, 2021. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at September 30, 2021.

The following table presents details on the notional amounts, and cleared and bilateral derivative assets and liabilities on our Condensed Statements of Condition. The netting adjustment amount includes cash collateral (either received or paid by us) and related accrued interest in cases where we have a legal right, by contract (e.g., master netting agreement) or otherwise, to offset cash flow obligations between us and our counterparty into a single net payable or receivable.

	September 30, 2021			December 31, 2020
As of	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$53,876	$58	$479	$39,493	$65	$729
Derivatives not in hedge accounting relationships-
Interest rate contracts	3,753	20	75	11,265	46	141
Mortgage delivery commitments	948	2	3	2,831	5	7
Other	194	1	—	257	—	1
Derivatives not in hedge accounting relationships	4,895	23	78	14,353	51	149
Gross derivative amount before netting adjustments and cash collateral	$58,771	81	557	$53,846	$116	878
Netting adjustments and cash collateral		(75)	(495)		(111)	(187)
Derivatives on Condensed Statements of Condition		$6	$62		$5	$691
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$430			$84
Cash collateral received and related accrued interest	10			8

The following table presents the noninterest income - derivatives and hedging activities as presented in the Condensed Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2021	2020	2021	2020
Economic hedges -
Interest rate contracts	$2	4	$18	(155)
Mortgage delivery commitments	(2)	—	(14)	—
Other	1	(1)	4	(5)
Economic hedges	1	3	8	(160)
Variation margin on daily settled cleared derivatives	—	—	—	4
Noninterest income - Derivatives and hedging activities	$1	$3	$8	$(156)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
The following tables present details regarding the offsetting of our cleared and bilateral derivatives on our Condensed Statements of Condition. The netting adjustment amount includes cash collateral (either received or paid by us) and related accrued interest in cases where we have a legal right, by contract (e.g., master netting agreement) or otherwise, to offset cash flow obligations between us and our counterparty into a single net payable or receivable.

	Derivative Assets
	As of September 30, 2021			As of December 31, 2020
	Bilateral	Cleared	Total	Bilateral	Cleared	Total

Derivatives with legal right of offset -
Gross recognized amount	$62	$17	$79	$60	$51	$111
Netting adjustments and cash collateral	(58)	(17)	(75)	(60)	(51)	(111)
Derivatives with legal right of offset - net	4	—	4	—	—	—
Derivatives without legal right of offset	2	—	2	5	—	5
Derivatives on Condensed Statements of Condition	6	—	6	5	—	5
Net amount	$6	$—	$6	$5	$—	$5

	Derivative Liabilities
	As of September 30, 2021			As of December 31, 2020
	Bilateral	Cleared	Total	Bilateral	Cleared	Total

Derivatives with legal right of offset -
Gross recognized amount	$493	$61	$554	$812	$59	$871
Netting adjustments and cash collateral	(477)	(18)	(495)	(136)	(51)	(187)
Derivatives with legal right of offset - net	16	43	59	676	8	684
Derivatives without legal right of offset	3	—	3	7	—	7
Derivatives on Condensed Statements of Condition	19	43	62	683	8	691
Less: Noncash collateral received or pledged and cannot be sold or repledged	—	43	43	668	8	676
Net amount	$19	$—	$19	$15	$—	$15

At September 30, 2021, we had $505 million of additional credit exposure on cleared derivatives due to pledging of noncash collateral to our DCOs (for initial margin), which exceeded our cleared net derivative liability position. We had no additional credit exposure on bilateral derivatives, which exceeded our bilateral net derivative liability position. At December 31, 2020, we had $615 million of comparable exposure on our cleared derivatives and $1 million on our bilateral derivatives.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans, as we did not have any active fair value hedges on our MPF Loans as of September 30, 2021.

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$71	$(137)	$(66)	$84	$(154)	$(70)
Advances	21	(98)	(77)	59	(194)	(135)
Consolidated obligation bonds	(6)	64	58	(6)	49	43
Other	—	—	—	—	(1)	(1)
Total	$86	$(171)	$(85)	$137	$(300)	$(163)

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$452	$(658)	$(206)	$(1,254)	$1,145	$(109)
Advances	233	(396)	(163)	(734)	559	(175)
Consolidated obligation bonds	(76)	240	164	277	(191)	86
Other	—	(1)	(1)	—	(1)	(1)
Total	$609	$(815)	$(206)	$(1,711)	$1,512	$(199)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans, as we did not have any active fair value hedges on our MPF Loans as of September 30, 2021.

As of September 30, 2021	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$13,845	$699	$156	$855
Advances	17,578	362	2	364
Consolidated obligation bonds	22,713	(23)	(17)	(40)
Other	284	—	7	7

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Cash Flow Hedges

For cash flow hedges the entire change in the fair value of the hedging instrument is recorded in AOCI and reclassified into earnings (net interest income) as the hedged item affects earnings. Hedge effectiveness testing is performed to determine whether hedge accounting is qualified.

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 9 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were $21 million as of September 30, 2021.

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our Condensed Statements of Income. In this regard, the Amount Reclassified from AOCI into Net Interest Income column below includes the following:

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

	Three months ended September 30, 2021		Three months ended September 30, 2020
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$2	$(5)	$2	$(7)

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$25	$(13)	$(56)	$(16)
Bonds	—	(1)	—	(1)
Total	$25	$(14)	$(56)	$(17)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2021	December 31, 2020
Consolidated obligation discount notes - carrying amount	$40,878	$48,643
Consolidated obligation discount notes - par amount	40,880	48,654
Weighted Average Interest Rate	0.04%	0.10%

The following table presents the remaining life of our consolidated obligation bonds by the bond’s contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of September 30, 2021	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$16,933	0.67%	$38,382
One to two years	9,479	0.81%	7,582
Two to three years	2,941	0.70%	1,195
Three to four years	2,353	0.97%	1,185
Four to five years	8,043	0.72%	149
Thereafter	9,345	1.67%	601
Total par value	$49,094	0.91%	$49,094

The following table presents consolidated obligation bonds outstanding by call feature:

As of	September 30, 2021	December 31, 2020
Noncallable	$22,447	$35,075
Callable	26,647	7,397
Par value	49,094	42,472
Fair value hedging adjustments	(40)	200
Other adjustments	(13)	(2)
Consolidated obligation bonds	$49,041	$42,670

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of September 30, 2021, and December 31, 2020. See Note 16 - Commitments and Contingencies in our 2020 Form 10-K for further details.

	September 30, 2021			December 31, 2020
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$437,001	$204,437	$641,438	$471,919	$274,853	$746,772
FHLB Chicago as primary obligor	49,094	40,880	89,974	42,472	48,654	91,126
As a percent of the FHLB System	11%	20%	14%	9%	18%	12%

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
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

	September 30, 2021		December 31, 2020
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$3,944	$6,410	$4,014	$6,361
Total regulatory capital ratio	4.00%	6.50%	4.00%	6.34%
Leverage capital	$4,930	$9,616	$5,018	$9,541
Leverage capital ratio	5.00%	9.75%	5.00%	9.51%
Risk-based capital	$1,203	$6,410	$1,587	$6,361

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
The following members had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS):

As of September 30, 2021	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
One Mortgage Partners Corp.	$245	[a]	11.1%	$245
a    One Mortgage Partners Corp. (OMP) is a subsidiary of JPMorgan Chase Bank NA. Effective February 19, 2021, we terminated OMP’s membership in connection with the FHFA rule that made captive insurance companies ineligible for FHLB membership.

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On October 21, 2021 our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.00% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2021. This dividend totaled $25 million (recorded as $22 million dividends on capital stock and $3 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 15, 2021. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Repurchase of Excess Capital Stock

Members may request repurchase of excess capital stock on any business day. Additionally, on a monthly basis, the Bank repurchases excess capital stock held by each member or former member that exceeds certain limits set by the Bank. All repurchases of excess capital stock, including any monthly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices.

FICO Dissolution

In connection with the dissolution of the Financing Corporation (FICO) in July 2020, we received $19 million in June 2020 as a partial recovery of our prior capital distribution to FICO. These funds have been credited to unrestricted retained earnings in our Condensed Statements of Capital and in Other Financing Activities in our Condensed Statements of Cash Flows. See Note 12 – Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2020 Form 10-K for further details.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated:

	Net Unrealized -	Non-credit OTTI -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Debt Securities	Held-to-maturity Debt Securities		Post - Retirement Plans	Total in AOCI
Three months ended September 30, 2021
Beginning balance	$544	$—	$(33)	$(24)	$487
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(98)	—	2	—	(96)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	—	5		5
Noninterest expense				1	1
Ending balance	$446	$—	$(26)	$(23)	$397
Three months ended September 30, 2020
Beginning balance	$(180)	$(76)	$(86)	$(21)	$(363)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	280	3	2	(2)	283
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	—	7		7
Ending balance	$100	$(73)	$(77)	$(23)	$(73)

Nine months ended September 30, 2021
Beginning balance	$292	$—	$(65)	$(20)	$207
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	155	—	25	(10)	170
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	(1)	—	14		13
Noninterest expense				7	7
Ending balance	$446	$—	$(26)	$(23)	$397
Nine months ended September 30, 2020
Beginning balance	$104	$(85)	$(38)	$(10)	$(29)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(4)	12	(56)	(14)	(62)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—		17		17
Noninterest expense				1	1
Ending balance	$100	$(73)	$(77)	$(23)	$(73)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 13 - Fair Value

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the Condensed Statements of Condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We measure instrument-specific credit risk attributable to our consolidated obligations based on our nonperformance risk, which includes the credit risk associated with the joint and several liability of other FHLBs (see Note 16 - Commitments and Contingencies in our 2020 Form 10-K). As a result, we did not recognize any instrument-specific credit risk attributable to our consolidated obligations that are carried at fair value. See Note 2 - Summary of Significant Accounting Policies in our 2020 Form 10-K for our fair value policies and Note 15 - Fair Value in our 2020 Form 10-K for our valuation techniques and significant inputs. See Note 9 - Derivatives and Hedging Activities for more information on the Netting and Cash Collateral amounts.

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
September 30, 2021
Carried at amortized cost
Cash and due from banks and interest bearing deposits	$1,788	$1,788	$1,788
Federal funds sold and securities purchased under agreements to resell	18,435	18,435		$18,435
Held-to-maturity debt securities	773	812		801	$11
Advances	44,842	45,105		45,105
MPF Loans held in portfolio, net	9,842	10,035		10,025	10
Other assets	80	80		80
Carried at fair value on a recurring basis
Trading debt securities	2,215	2,215		2,215
Available-for-sale debt securities	19,056	19,056		19,056
Advances	1,200	1,200		1,200
Derivative assets	6	6		81		$(75)
Other assets	119	119		119
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	4	4			4
Financial assets	98,360	$98,855	$1,788	$97,117	$25	$(75)
Other non financial assets	234
Assets	$98,594
Carried at amortized cost
Deposits	$(1,100)	$(1,100)		$(1,100)
Consolidated obligation discount notes	(40,878)	(40,878)		(40,878)
Consolidated obligation bonds	(48,984)	(49,074)		(49,074)
Mandatorily redeemable capital stock	(247)	(247)	$(247)
Other liabilities	(90)	(90)		(90)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(57)	(57)		(57)
Derivative liabilities	(62)	(62)		(557)		$495
Financial liabilities	(91,418)	$(91,508)	$(247)	$(91,756)	$—	$495
Other non financial liabilities	(616)
Liabilities	$(92,034)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
December 31, 2020
Carried at amortized cost
Cash and due from banks and interest bearing deposits	$4,396	$4,396	$4,396
Federal funds sold and securities purchased under agreements to resell	14,245	14,245		$14,245
Held-to-maturity debt securities	1,491	1,549		1,534	$15
Advances	45,380	45,696		45,696
MPF Loans held in portfolio, net	10,020	10,332		10,327	5
Other assets	90	90		90
Carried at fair value on a recurring basis
Trading debt securities	4,621	4,621		4,621
Available-for-sale debt securities	18,437	18,437		18,437
Advances	1,315	1,315		1,315
Derivative assets	5	5		116		$(111)
Other assets	105	105		105
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	18	18			18
Financial assets	100,123	$100,809	$4,396	$96,486	$38	$(111)
Other non financial assets	233
Assets	$100,356
Carried at amortized cost
Deposits	$(1,284)	$(1,284)		$(1,284)
Consolidated obligation discount notes	(46,643)	(46,644)		(46,644)
Consolidated obligation bonds	(40,826)	(41,183)		(41,183)
Mandatorily redeemable capital stock	(279)	(279)	$(279)
Other liabilities	(89)	(89)		(89)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(2,000)	(2,000)		(2,000)
Consolidated obligation bonds	(1,844)	(1,844)		(1,844)
Derivative liabilities	(691)	(691)		(878)		187
Financial liabilities	(93,656)	$(94,014)	$(279)	$(93,922)	$—	$187
Other non financial liabilities	(411)
Liabilities	$(94,067)

We had no transfers between levels for the periods shown.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. Financial instruments for which we elected the fair value option along with their related fair value are shown on our Condensed Statements of Condition. Refer to our Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2020 Form 10-K for further details.

The following table presents the gains (losses) in fair values of financial assets and liabilities carried at fair value under the fair value option, which are recognized in noninterest income - instruments held under the fair value option in our Condensed Statements of Income:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Advances	$(7)	$(5)	$(33)	$73
Other assets	—	(2)	(2)	—
Consolidated obligation bonds	—	—	2	(4)
Noninterest income - Instruments held under the fair value option	$(7)	$(7)	$(33)	$69

The following table reflects the difference between the aggregate UPB outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	September 30, 2021		December 31, 2020
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$1,131	$56	$1,213	$1,839
Fair value over (under) UPB	69	1	102	5
Fair value	$1,200	$57	$1,315	$1,844

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations:

	September 30, 2021				December 31, 2020
As of	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$4,994	$8,122	[a]	$13,116	$10,446	$5,949	[a]	$16,395
MPF delivery commitments	577	—		577	1,527	—		1,527
Advance commitments	52	2		54	583	12		595
Housing authority standby bond purchase agreements	51	452		503	10	455		465
Unsettled consolidated obligation discount notes	3,000	—		3,000	—	—		—
Unsettled consolidated obligation bonds	506	—		506	125	—		125
Other	3	—		3	3	—		3
Commitments	$9,183	$8,576		$17,759	$12,694	$6,416		$19,110
a    Contains $7.2 billion and $5.2 billion of member standby letters of credit as of September 30, 2021, and December 31, 2020, which were renewable annually.

For a description of defined terms see Note 16 - Commitments and Contingencies to the financial statements in our 2020 Form 10-K.

Note 15 – Transactions with Related Parties and Other FHLBs

We define related parties as either members whose officers or directors serve on our Board of Directors, or members that control more than 10% of our total voting interests. We did not have any members that controlled more than 10% of our total voting interests for the periods presented in these condensed financial statements.

In the normal course of business, we may extend credit to or enter into other transactions with a related party. These transactions are done at market terms that are no more favorable than the terms of comparable transactions with other members who are not considered related parties.

Members

The following table summarizes material balances we had with our members who are related parties as defined above (including their affiliates) as of the dates presented. The related net income impacts to our Condensed Statements of Income were not material.

As of	September 30, 2021	December 31, 2020
Assets - Advances	$206	$252
Liabilities - Deposits	16	15
Equity - Capital Stock	18	17

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

Material transactions with other FHLBs are identified on the face of our Condensed Financial Statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Selected Financial Data

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020		September 30, 2020
Selected Statements of Condition data
Investments [a]	$41,334	$40,586	$33,514	$39,649		$36,364
Advances	46,042	46,270	46,975	46,695		49,771
MPF Loans held in portfolio, net	9,846	9,759	9,895	10,041		10,529
Total assets	98,594	97,494	94,597	100,356		98,387
Consolidated obligation discount notes	40,878	45,728	45,262	48,643		41,801
Consolidated obligation bonds	49,041	42,922	40,260	42,670		47,970
Capital stock	1,969	2,007	2,019	2,010		2,041
Retained earnings	4,194	4,139	4,082	4,072		3,936
Total capital	6,560	6,633	6,542	6,289		5,904
Other selected data at period end
Member standby letters of credit outstanding	$13,116	$12,773	$10,529	$16,395		$21,666
MPF Loans par value outstanding - FHLB System [b]	67,217	67,673	69,107	70,326		71,297
MPF Loans par value outstanding - FHLB Chicago PFIs [b]	18,716	18,718	18,922	18,934		18,957
Number of members	674	678	680	686		683
Total employees (full and part time)	466	451	469	474		486
Selected Statements of Income data
Net interest income after provision for credit losses	$140	152	$110	$142		$168
Noninterest income	(2)	(10)	(13)	101	[d]	(8)
Noninterest expense	52	55	61	68		65
Net income	77	78	32	157	[d]	85
Other selected MPF data during the periods [b]
MPF Loans par value amounts funded - FHLB System	$4,027	$4,535	$5,364	$6,672		$7,145
Quarterly number of PFIs funding MPF products - FHLB System	678	687	710	707		730
MPF Loans par value amounts funded - FHLB Chicago PFIs	$1,150	$1,379	$1,703	$1,999		$2,371
Quarterly number of PFIs funding MPF products - FHLB Chicago	178	177	177	178		184
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.50%	6.56%	6.73%	6.34%		6.36%
Market value of equity to book value of equity	106%	106%	107%	105%		106%
Primary mission asset ratio [c]	70.7%	70.5%	70.3%	71.5%		71.6%
Dividend rate class B1 activity stock-period paid	5.00%	5.00%	5.00%	5.00%		5.00%
Dividend rate class B2 membership stock-period paid	2.00%	2.00%	2.00%	2.25%		2.25%
Return on average assets	0.31%	0.32%	0.13%	0.62%	[d]	0.33%
Return on average equity	4.54%	4.59%	1.99%	10.06%	[d]	6.13%
Average equity to average assets	6.83%	6.97%	6.53%	6.16%		5.38%
Net yield on average interest-earning assets	0.58%	0.64%	0.46%	0.58%		0.67%
Cash dividends-period paid	$22	$21	$22	$21		$22
Dividend payout ratio-period paid	28.57%	26.92%	68.75%	13.38%		26.00%
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

•the loss or changes in business activities with significant members; changes in the demand by our members for advances, including as a result of the Federal Reserve’s emergency actions to increase liquidity along with market conditions resulting from the COVID-19 pandemic (or changes to, or the cessation of such actions), the impact of pricing increases, and the availability of other sources of funding for our members, such as deposits;

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2021 Financial Highlights

•Advances outstanding declined slightly to $46.0 billion at September 30, 2021, from $46.7 billion at December 31, 2020. We believe many of our depository members experienced an inflow of deposits on their balance sheets along with reduced loan demand, while also having access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic, which limited their need for advances. Although these factors continued to impact our advance balances, increased advance borrowing by insurance company members has mostly offset the decline.

•MPF Loans held in portfolio continued to remain steady at $9.8 billion at September 30, 2021, compared to $10.0 billion at December 31, 2020.

•Total investment securities decreased 10% to $22.0 billion at September 30, 2021, down from $24.5 billion at December 31, 2020, primarily due to a reduction in investment in Treasury securities that matured and were not replaced.

•Total assets decreased to $98.6 billion as of September 30, 2021, compared to $100.4 billion as of December 31, 2020, primarily due to a decrease in investment securities.

•Letters of credit commitments decreased to $13.1 billion at September 30, 2021, down from $16.4 billion at December 31, 2020, primarily due to one of our former captive insurance company members reducing its letters of credit usage in connection with its membership termination in the first quarter of 2021.
•We recorded net income of $77 million in the third quarter of 2021, down from $85 million in the third quarter of 2020, primarily due to a decrease in net interest income attributable to the lower interest rate environment. Advance prepayment fees also decreased $20 million from $27 million in the third quarter of 2020 to $7 million for the same period in 2021. Additionally, advance prepayments throughout 2020 resulted in a decline in our portfolio of high interest earning advances, which reduced the yield earned and balance outstanding on our advance portfolio in the third quarter of 2021 compared to the same period in 2020. The decline in interest income was offset in part by lower operating expenses as information technology and employee compensation and benefits expenses decreased and by the absence of COVID-19 relief program expenses relative to the same period in the prior year.

•In the third quarter of 2021, noninterest income (loss) was ($2) million, up $6 million from ($8) million for the third quarter of 2020, primarily due to a decrease in losses on our trading securities.

•We remained in compliance with all of our regulatory capital requirements as of September 30, 2021.

Summary and Outlook

Third Quarter 2021 Dividends and Dividend Guidance

On October 21 2021, the Board of Directors declared a dividend of 5.00% (annualized) for Class B1 activity stock and a dividend of 2.00% (annualized) for Class B2 membership stock based on preliminary financial results for the third quarter of 2021. The dividend for the third quarter of 2021 will be paid by crediting members’ DID accounts on November 15, 2021. The Bank pays a higher dividend per share on Class B1 activity stock to recognize members that support the entire cooperative through the use of our products. We expect to maintain a 5.00% (annualized) dividend for Class B1 activity stock through the fourth quarter 2021 and first quarter 2022, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their advance, letters of credit, and MPF Program on-balance sheet product activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Market-Driven Solutions for Our Members

We continue to converse with our members and analyze the market to find new ways to help grow members’ bottom lines. As the markets have begun to rebound, we provided recent specials and strategies to best serve our members:

•Over the past quarter, we extended our most popular pricing specials until the end of the year, provided insight into balance sheet trends across Illinois and Wisconsin, and shared updated guidance of the ongoing LIBOR transition. We understand the challenges of navigating the uncertainty of the interest rate environment and seek to provide members with opportunities to manage their balance sheet strategies more effectively.

•Improved market conditions have enabled us to provide better pricing on MPF Traditional products in the MPF program. In addition, as discussed in Legislative and Regulatory Developments on page 56, the FHFA and U.S. Department of Treasury recently announced a temporary suspension of certain restrictions contained in the Preferred Stock Purchase Agreement, which has enabled the MPF program to resume the purchase of MPF Xtra loans secured by investment property and second homes.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•In-person and virtual events are an added benefit to membership in the Bank, as we strive to provide timely insight from industry experts, offer networking opportunities with peers, and fully leverage our products and services.

Our Commitment to Diversity, Equity, and Inclusion

Our commitment to diversity, equity, and inclusion (DEI) is woven into all that we do to support the diverse communities our members serve. Over the past year, our sales directors have reached out to ask some exploratory questions about members’ DEI business goals. Feedback from our members helps us identify business opportunities to partner and connect with members whose DEI goals align with ours. We are looking forward to continuing these conversations with our members in an effort to address the challenges in our society and seek new business and economic solutions that can increase equitable opportunities across our district, while enhancing members’ bottom line.

Providing Support for Members’ Communities

While our communities continue to weather the COVID-19 pandemic, we remain committed to creating and promoting equitable opportunities for underserved people and communities. In partnership with our members, we invest in programs and organizations advancing affordable housing and economic development in all parts of our district.

•AHP Awards: On October 25, 2021, we announced our 2021 Affordable Housing Program (AHP) General Fund awards. Since 1989, we have awarded $508 million in subsidies to support the construction, acquisition and/or rehabilitation of more than 86,000 affordable housing units. We believe AHP continues to be a valuable source of gap financing for affordable housing development within our district.

•Downpayment Plus Program: The 2021 Downpayment Plus® (DPP®) and Downpayment Plus Advantage® (DPP Advantage®) programs continue to provide members easy-to-access downpayment and closing cost assistance to help their income-eligible borrowers achieve homeownership. As of the third quarter of 2021, we have awarded $15.4 million in DPP grants to over 2,600 households. We expect to open the 2022 DPP programs on January 18, 2022.

Impact of COVID-19 Pandemic

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
•Accretion of discounts;
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

•Yield/Rate: Effective yields/rates are based on total interest and average balances as defined above. Yields/rates are calculated on an annualized basis. The calculation of the yield on our available-for-sale securities does not give effect to changes in fair value that are reflected as a component of AOCI.

•The change in volume is calculated as the change in average balance multiplied by the current year yield. The change in rate is calculated as the change in yield multiplied by the prior year average balance. Any changes due to the combined volume/rate variance have been allocated to volume.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	September 30, 2021			September 30, 2020			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$21,403	$71	1.33%	$24,124	$99	1.64%	$(9)	$(19)	$(28)
Advances	52,370	68	0.52%	54,488	114	0.84%	(2)	(44)	(46)
MPF Loans held in portfolio	9,811	64	2.61%	10,550	69	2.62%	(5)	—	(5)
Federal funds sold	7,141	2	0.11%	6,010	1	0.07%	—	1	1
Securities purchased under agreements to resell	3,416	1	0.12%	2,845	1	0.14%	—	—	—
Other interest earning assets	1,499	—	—%	2,157	1	0.19%	—	(1)	(1)
Interest earning assets	95,640	206	0.86%	100,174	285	1.14%	(9)	(70)	(79)
Noninterest earning assets	2,535			2,301
Total assets	98,175			102,475
Consolidated obligation discount notes	42,963	10	0.09%	42,387	24	0.23%	1	(15)	(14)
Consolidated obligation bonds	45,722	54	0.47%	51,282	88	0.69%	(6)	(28)	(34)
Other interest bearing liabilities	1,143	3	1.05%	1,407	4	1.14%	(1)	—	(1)
Interest bearing liabilities	89,828	67	0.30%	95,076	116	0.49%	(4)	(45)	(49)
Noninterest bearing liabilities	1,603			1,266
Total liabilities	91,431			96,342

Net yield interest earning assets	$95,640	$139	0.58%	$100,174	$169	0.67%	$(7)	$(23)	$(30)

For the nine months ended
Investment debt securities	$21,712	$215	1.32%	$23,835	$416	2.33%	$(20)	$(181)	$(201)
Advances	51,887	211	0.54%	55,086	497	1.20%	(13)	(273)	(286)
MPF Loans held in portfolio	9,828	187	2.54%	10,485	232	2.95%	(13)	(32)	(45)
Federal funds sold	7,003	4	0.08%	7,021	28	0.53%	—	(24)	(24)
Securities purchased under agreements to resell	4,155	2	0.06%	2,883	13	0.60%	1	(12)	(11)
Other interest earning assets	1,287	4	0.41%	2,326	11	0.63%	(3)	(4)	(7)
Interest earning assets	95,872	623	0.87%	101,636	1,197	1.57%	(40)	(534)	(574)
Noninterest earning assets	2,446			2,262
Total assets	98,318			103,898
Consolidated obligation discount notes	46,391	35	0.10%	45,450	291	0.85%	—	(256)	(256)
Consolidated obligation bonds	42,513	177	0.56%	49,720	439	1.18%	(31)	(231)	(262)
Other interest bearing liabilities	1,188	9	1.01%	1,380	14	1.35%	(1)	(4)	(5)
Interest bearing liabilities	90,092	221	0.33%	96,550	744	1.03%	(16)	(507)	(523)
Noninterest bearing liabilities	1,553			1,295
Total liabilities	91,645			97,845

Net yield on interest earning assets	$95,872	$402	0.56%	$101,636	$453	0.59%	$(28)	$(23)	$(51)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•Interest income from investment debt securities for the three months ended September 30, 2021 decreased, in part due to lower short-term market interest rates in 2021 compared to the same period in 2020. In addition, average investment balances declined as Treasury securities matured and were not replaced. Interest income from investment debt securities for the nine months ended September 30, 2021 primarily decreased due to lower short-term market interest rates in 2021 compared to the same period in 2020. In addition, the yield earned on our investment securities during 2021 as compared to the same period in 2020 declined as a result of the sale of our PLMBS in October 2020. See Note 2 – Summary of Significant Accounting Policies of our Form 10-K for the year ended 2020 for more information on these PLMBS sales.
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
•Interest income from MPF Loans held in portfolio declined primarily due to the lower mortgage rate environment impacting the yield earned on new loan originations, along with the recognition of premium amortization as loans prepaid during the period. In addition, the average balance of MPF Loans held in portfolio slightly decreased as new-acquisition volume was outpaced by paydown and maturity activity.
•Interest expense on our consolidated obligations decreased due to lower short-term market interest rates in 2021 compared to the same period in 2020. Additionally, in 2021 we replaced our more expensive callable debt with more advantageously priced funding.
•Interest income from overnight federal funds sold and securities purchased under agreements to resell decreased due to lower short-term market interest rates in 2021 compared to the same period in 2020.
•For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on page 40.

Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Trading securities	$(9)	$(23)	$(40)	$39
Derivatives and hedging activities	1	3	8	(156)
Instruments held under the fair value option	(7)	(7)	(33)	69
Subtotal	(15)	(27)	(65)	(48)
MPF fees, 6, 7, 19 and 23 from other FHLBs	11	15	36	40
Other, net	2	4	4	11
Noninterest income	$(2)	$(8)	(25)	$3
The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

A decrease in losses experienced on our trading securities was the primary driver of our increase in noninterest income for the three months ended September 30, 2021. Losses on our trading securities and instruments held under the fair value option were the primary driver of our decrease in noninterest income for the nine months ended September 30, 2021. The corresponding gains and losses were primarily driven by maturities in our Treasury Trading securities purchased at a premium and the increase in long-term interest rates and the interest rate curve steepening during in 2021.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details the effect of hedging transactions on the various line items in our Condensed Statements of Income. Hedge ineffectiveness on hedges qualifying for hedge accounting are recorded in net interest income rather than recorded in derivatives and hedging activities as noted in the table below.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended September 30, 2021
Recorded in net interest income	$(77)	$(66)	$—	$(5)	$58	$1	$(89)
Recorded in derivatives & hedging activities	1	—	—	—	—	—	1
Recorded in trading securities	—	(9)	—	—	—	—	(9)
Recorded on instruments held under the fair value option	(7)	—	(1)	—	—	1	(7)
Total net effect gain (loss) of hedging activities	$(83)	$(75)	$(1)	$(5)	$58	$2	$(104)

Three months ended September 30, 2020
Recorded in net interest income	$(135)	$(70)	$(1)	$(7)	$43	$—	$(170)
Recorded in derivatives & hedging activities	3	2	(1)	—	(1)	—	3
Recorded in trading securities	—	(23)	—	—	—	—	(23)
Recorded on instruments held under the fair value option	(5)	—	(2)	—	—	—	(7)
Total net effect gain (loss) of hedging activities	$(137)	$(91)	$(4)	$(7)	$42	$—	$(197)

Nine months ended September 30, 2021
Recorded in net interest income	$(163)	$(206)	$(1)	$(13)	$163	$—	$(220)
Recorded in derivatives & hedging activities	22	—	(14)	—	—	—	8
Recorded in trading securities	—	(37)	—	—	—	—	(37)
Recorded on instruments held under the fair value option	(33)	—	(3)	—	2	1	(33)
Total net effect gain (loss) of hedging activities	$(174)	$(243)	$(18)	$(13)	$165	$1	$(282)

Nine months ended September 30, 2020
Recorded in net interest income	$(175)	$(109)	$(1)	$(16)	$85	$—	$(216)
Recorded in derivatives & hedging activities	(97)	(92)	1	20	8	4	(156)
Recorded in trading securities	—	18	—	—	—	—	18
Recorded on instruments held under the fair value option	73	—	—	—	(4)	—	69
Total net effect gain (loss) of hedging activities	$(199)	$(183)	$—	$4	$89	$4	$(285)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related transaction fees. These fees are designed to offset a portion of the expenses we incur to administer the program for them. Fee income decreased as new-acquisition volume for MPF Loans held in portfolio was outpaced by paydown and maturity activity in 2021 compared to the same period in 2020.

Other, net

Other, net consists primarily of fee income earned on member standby letter of credit products, as noted in Selected Financial Data on page 32.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Compensation and benefits	$26	$29	$79	$100
Nonpayroll operating expenses	19	22	59	68
COVID-19 relief program	—	5	3	24
Other, net	7	9	27	15
Noninterest expense	$52	$65	168	$207

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits primarily decreased due to reduced pension and other employee-related costs. We had 466 employees as of September 30, 2021, compared to 486 as of September 30, 2020.

Nonpayroll operating expenses were lower compared to prior periods due to a one-time expense in 2020 related to the termination of our building lease in addition to reduced information technology expenses. However, we continue our planned investment in information technology, specifically applications, infrastructure and resiliency.

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

Other, net expenses for the three months ended September 30, 2021 compared to the same period in 2020 primarily decreased due to reduced non-qualified defined benefit plan expenses. Other, net expenses for the nine months ended September 30, 2021 compared to the same period in 2020 primarily increased due to increased non-qualified defined benefit plan expenses related to the retirement of our former President and CEO expensed in the first quarter of 2021. Other, net expenses also increased in 2021 compared to 2020 to a lesser extent as a result of increases in our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs. In addition, Other, net expenses includes MPF related non-operating expenses/gains on the sale of real estate owned.

As noted in Noninterest Income on pages 39 and 40, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs, but also include income from other third party investors. These fees are designed to offset a portion of the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. The following table summarizes MPF related fees and expenses:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
MPF fees earned	$11	$15	$36	$40
Expenses related to MPF fees earned	7	10	27	30

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2020 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,		Balance remaining in AOCI as of
	2021	2020	2021	2020	September 30, 2021
Net unrealized gain (loss) available-for-sale debt securities	$(98)	$280	$154	$(4)	$446
Noncredit OTTI held-to-maturity debt securities	—	3	—	12	—
Net unrealized gain (loss) cash flow hedges	7	9	39	(39)	(26)
Postretirement plans	1	(2)	(3)	(13)	(23)
Other comprehensive income (loss)	$(90)	$290	$190	$(44)	$397

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our available-for-sale (AFS) portfolio for the three months ended September 30, 2021 was primarily due to long-term interest rates finishing slightly higher during the third quarter of 2021. The net unrealized gain on our available-for-sale (AFS) portfolio for the nine months ended September 30, 2021 was primarily due to spreads to swaps reversing the widening (losses) initially experienced in the first quarter of 2020 resulting from the effects of the COVID-19 pandemic on the financial markets. As these securities approach maturity, we expect these net unrealized gains to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

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

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges for the three months ended September 30, 2021 was primarily driven by long-term interest rates finishing slightly higher during the third quarter of 2021. The net unrealized gain on cash flow hedges for the nine months ended September 30, 2021 was primarily driven by the overall increase in long-term interest rates and the interest rate curve steepening during 2021.

Postretirement plans

The loss for the nine months ended September 30, 2021 was recorded in the first quarter of 2021 primarily due to an actuarial adjustment resulting from a decline in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of September 30, 2021 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statement of Condition

	September 30, 2021	December 31, 2020
Cash and due from banks, interest bearing deposits, federal funds sold, and securities purchased under agreements to resell	$20,223	$18,641
Investment debt securities	22,044	24,549
Advances	46,042	46,695
MPF Loans held in portfolio, net of allowance for credit losses	9,846	10,038
Other, net of allowance for credit losses	439	433
Assets	98,594	100,356

Consolidated obligation discount notes	40,878	48,643
Consolidated obligation bonds	49,041	42,670
Other	2,115	2,754
Liabilities	92,034	94,067
Capital stock	1,969	2,010
Retained earnings	4,194	4,072
Accumulated other comprehensive income (loss)	397	207
Capital	6,560	6,289
Total liabilities and capital	$98,594	$100,356
The following is an analysis of the above table and comparisons apply to September 30, 2021 compared to December 31, 2020.

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

In the third quarter of 2021, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities decreased primarily due to Treasury securities that matured and were not replaced during 2021.

Advances

Advance balances slightly declined at the end of third quarter 2021 compared to year end 2020. We believe many of our depository members experienced an inflow of deposits on their balance sheets along with reduced loan demand, while also having access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic during 2020. Although these factors continued to limit our depository members’ need for advances, increased advance borrowing by insurance company members has mostly offset the decline. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline further in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with captive insurance companies mature, our total advance levels may decrease. For a discussion of risks relating to our captive insurance companies, and of risks relating to our advance levels as a result of the COVID-19 pandemic, see Risk Factors starting on page 23 of our Form 10-K for the year ended 2020.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending September 30, 2021, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 54 in our 2020 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.5 billion of total assets. As of September 30, 2021, our overnight liquidity was $22.6 billion or 23% of total assets, giving us an excess overnight liquidity of $19.1 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2021, we had excess liquidity of $40.0 billion to support member deposits.

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

We are sensitive to maintaining an appropriate liquidity and funding balance between our financial assets and liabilities, and we measure and monitor the risk of refunding such assets as liabilities mature (refunding risk). In measuring the level of assets requiring refunding, we take into account their contractual maturities, as further described in the notes to the condensed financial statements. In addition, we make certain assumptions about their expected cash flows. These assumptions include: calls for assets with such features, projected prepayments and scheduled amortizations for our MPF Loans held in portfolio, MBS and ABS investments.

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

	MPF Loans Held in Portfolio	Investment Debt Securities
As of September 30, 2021		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$2,263	$834	$344
After one year through five years	3,511	2,751	301
After five years through ten years	2,119	10,747	119
After ten years	1,789	3,184	110
Total	$9,682	$17,516	$874

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see the Risk Factors section starting on page 23 in our 2020 Form 10-K.

Funding

Conditions in Financial Markets

In July 2021, the Federal Open Market Committee (FOMC) maintained the target range for the federal funds rate between 0.00 and 0.25 percent and committed to continuing use of its full range of tools, including asset purchases, to support the economy. The FOMC also announced in July 2021 the details of a Standing Repo Facility for Primary Dealers and a Foreign International Monetary Authority Repo facility. Federal Reserve Chairman Powell’s Jackson Hole symposium speech in August 2021 affirmed the view expressed in the July 2021 FOMC minutes that most participants believed they could start reducing the pace of asset purchases later in 2021. At its September 2021 meeting, the FOMC maintained the federal funds rate at the same range and signaled a likely announcement about tapering the pace of asset purchases to come at the November 2021 FOMC meeting. U.S. Treasury yields in the third quarter of 2021 were generally lower than prevailing yields at the end of the second quarter of 2021, with the exception of the very short end of the curve. The U.S. stock market declined in the latter part of the third quarter 2021, as the Dow Jones Industrial Average stood at 33,844 points on September 30, 2021 versus 34,503 points on June 30, 2021. Uncertainty regarding the U.S. Government's debt ceiling became a significant concern in the third quarter of 2021. In preparation for the possibility of disorderly markets caused by potential debt defaults of the U.S. Government, we will be monitoring our liquidity position.

We maintained ready access to funding throughout the third quarter of 2021.

LIBOR Transition

Following the United Kingdom's (U.K.) Financial Conduct Authority (FCA)’s 2017 announcement of its intention to cease sustaining the LIBOR indices after 2021, the Alternative Reference Rates Committee (ARRC) identified the Secured Overnight Financing Rate (SOFR) as its recommended alternative rate. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The FHLB System issued its first SOFR-linked debt in the market on November 13, 2018.

On March 5, 2021, the FCA announced that with respect to USD LIBOR the 1 week and 2 month USD LIBOR would cease to be provided after December 31, 2021, and the remaining USD LIBOR tenors will cease to be provided or no longer be representative immediately after June 30, 2023. The FCA announced that it would consult whether to require LIBOR’s administrator (the Intercontinental Exchange Benchmark Administration Limited) to publish certain frequently used USD LIBOR tenors on a non-representative, synthetic basis after such date. FCA’s announcement constitutes an index cessation event under the International Swaps and Derivatives Association's (ISDA) 2020 IBOR Fallbacks Protocol and IBOR Fallbacks Supplement, and as a result, the fallback spread adjustment is fixed as of the date of the announcement. We do not have assets indexed to the 1 week and 2 month USD LIBOR, and many of our assets and liabilities are indexed to the remaining USD LIBOR tenors, which will no longer be provided after June 30, 2023.

Additionally, in accordance with a 2019 FHFA supervisory letter, we ceased entering into option embedded advance products that reference LIBOR and ceased purchasing investments that reference LIBOR and mature after December 31, 2021. We have also suspended transactions in certain structured advances and advances with terms directly linked to LIBOR that mature after December 31, 2021 and we no longer enter into consolidated obligation bonds and derivatives with swaps, caps, or floors

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

indexed to LIBOR that terminate after December 31, 2021. Further, on July 1, 2021, the FHFA issued an additional supervisory letter setting forth its expectations that the FHLBs should be prudent in their use of non-SOFR based alternative reference rates, and should avoid use of alternative reference rates that are not based on underlying transactions or that introduce further model risk. The letter also provides that an FHLB provide advance notice to its examiner-in-charge of its plans to use a non-SOFR alternative reference rate. For further discussion of the risks related to the replacement of LIBOR, see the Risk Factors section starting on page 23 in our 2020 Form 10-K.

We continue to evaluate and plan for the eventual replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR as the primary replacement rate for investments and advances. We have developed a LIBOR transition action plan and convened a project team to implement the transition, which is led by a senior executive and comprised of representatives from various areas across the Bank. Our Asset-Liability Management Committee (ALCO) is the management committee responsible for overseeing the transition from LIBOR. In assessing our current exposure to LIBOR, we developed an inventory of financial instruments impacted and identified contracts that would require adding or adjusting the "fallback" language which provides for contractual alternatives to the use of LIBOR when LIBOR cannot be determined based on the method provided in the agreement. We have amended the terms of certain advance products to include fallback language and the Office of Finance has added or adjusted fallback language applicable to FHLB consolidated obligations.

For over-the-counter derivatives, we adhered to the ISDA 2020 IBOR Fallbacks Protocol. For cleared derivatives, as part of the transition from LIBOR to SOFR, our clearinghouses revised their discounting methodology used to calculate the present value of future cash flows and price alignment on variation margin for USD cleared swaps from the daily effective federal funds rate (EFFR) to SOFR. Both of our clearinghouses have implemented their own unique cash and basis swap compensation mechanisms for market participants to neutralize any value transfer discrepancies from the LIBOR to SOFR conversion. Further, each clearinghouse announced its own proposals for the conversion process of LIBOR-linked cleared derivatives to risk-free rates, which is expected to occur at or shortly before the effective date of LIBOR discontinuation. We continue to monitor the market-wide efforts to address fallback language related to cleared derivatives and investment securities as well as fallback language for new activities and issuances of financial instruments. We continue to assess our operational readiness, including updating our processes and information technology systems to support the transition from LIBOR to an alternative reference rate.

Market activity in SOFR-indexed financial instruments continues to increase, including the emergence of a SOFR-based derivative market, and we continue to participate in the issuance of SOFR-indexed consolidated bonds. We are using federal funds overnight index swap (Fed Funds OIS) swaps and SOFR indexed swaps as an interest rate hedging strategy for financial instruments that do not have embedded options, as an alternative to using LIBOR when entering into new derivative transactions. We are offering SOFR-linked advances to our members, and for the nine months ended September 30, 2021, have issued $895 million in SOFR-linked advances. For a discussion of risks relating to our use of SOFR-linked consolidated obligations and advances, see Risk Factors starting on page 23 of our 2020 Form 10-K. We also offer Discount Note-index floater advances, which some members have used as alternatives to LIBOR-linked advance products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Variable-Rate Financial Instruments by Interest-Rate Index and LIBOR-Indexed Financial Instruments

We have advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. The following tables present our variable rate financial instruments by interest-rate index at September 30, 2021 and may not include instruments that indirectly incorporate LIBOR or another interest rate index. The tables also do not consider the impact of any fallback language contained in our financial products. ABS and MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of September 30, 2021	Advances		Investments	Consolidated Obligations

Principal amount of variable rate instruments outstanding [a]
LIBOR	$701		$2,947	$250
SOFR	897		500	18,070
Treasury	—		118	—
Other	17,412	[b]	1	—
Total	$19,010		$3,566	$18,320

Overnight, 1 month, 3 month, 6 month and 12-Month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Due in 2021	$10		$—	$—
Due in 2022	301		—	250
Due through June 30, 2023	36		—	—
Due thereafter	354		2,947	—
Total	$701		$2,947	$250

Principal amount of SOFR-linked instruments issued YTD through
September 30, 2021	$895		$—	$12,465
a    With respect to advances, includes fixed rate advances that have cap/floor optionality linked to an interest rate index.
b    Consists primarily of advances indexed to consolidated obligation yields.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our variable rate financial instruments by pay or receive leg and whether cleared or uncleared:

As of September 30, 2021			Derivative Notional Amount Outstanding
			Pay Leg	Receive Leg
Interest rate swaps outstanding
Fixed rate			$34,331	$23,297
LIBOR			4,385	17,315
SOFR			441	1,574
OIS			18,472	15,443
Total interest rate swaps			$57,629	$57,629

Breakdown of above LIBOR interest rate swaps by termination date and type	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared

Overnight, 1 month, 3 month, 6 month and 12 month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Terminates in 2021	$876	$315	$417	$9
Terminates in 2022	1,768	45	408	271
Terminates through June 30, 2023	767	35	474	166
Terminates thereafter	416	163	8,949	6,621
Total	$3,827	$558	$10,248	$7,067

Condensed Statements of Cash Flows

Net cash flows from operating activities

Nine months ended September 30,	2021	2020	Change
Net cash provided by (used in) operating activities	$516	$(1,031)	$1,547

The majority of our operating cash outflows in 2020 were related to cash sent daily to clearinghouses to settle mark-to-market derivative positions due to the COVID-19 pandemic impact on market volatility, which occurred primarily in the first quarter of 2020. Since then these cash flows have partially reversed during 2021.

Net cash flows from investing activities with significant activity

Nine months ended September 30,	2021	2020	Change
Liquid assets (federal funds sold, securities purchased under agreements to resell, and interest bearing deposits)	$(4,190)	$4,781	$(8,971)
Investment debt securities	2,148	(1,669)	3,817
Advances	270	1,375	(1,105)
MPF Loans held in portfolio	127	(585)	712
Other	(11)	(26)	15
Net cash provided by (used in) investing activities	$(1,656)	$3,876	$(5,532)

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Our investing activities consist predominantly of liquid assets, investment debt securities, advances, and MPF Loans in portfolio. The changes in net cash provided by (used in) investing activities and changes in allocation within investing activities are discussed below for the nine months ended September 30, unless otherwise stated.

•In 2021, the cash inflow from investment debt securities was primarily due to Treasury securities that matured and were not replaced. Starting at the end of September, we increased our liquid assets as we continue to monitor our liquidity position in connection with uncertainty relating to the U.S. Government debt ceiling. In 2020 we reduced our liquid assets as we funded increased investment debt securities after we achieved regulatory requirements related to liquidity, our mission asset ratio and MBS and ABS investments at the beginning of the year. We maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Our cash inflows from advances resulted from outstanding advances decreasing slightly in 2021 as member demand for funding remained steady. We experienced a significantly larger decrease in advances during the same period in 2020 as members had reduced need for advances as a result of an inflow of deposits on their balance sheets along with reduced loan demand, as well as access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic.

•In 2021, cash inflows from MPF Loans held in portfolio resulted from a slight decline in net investment due to customer paydowns in mortgage loans as a result of refinancing opportunities relative to an increase in mortgage loans in 2020 due to new-acquisition volume outpacing paydowns and maturities.

Net cash flows from financing activities with significant activity

Nine months ended September 30,	2021	2020	Change
Consolidated obligation discount notes	$(7,762)	$200	$(7,962)
Consolidated obligation bonds	6,614	(2,681)	9,295
Other	(320)	801	(1,121)
Net cash provided by (used in) financing activities	$(1,468)	$(1,680)	$212

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the nine months ended September 30, unless otherwise stated.

•In 2021, we paid down discount notes and increased our use of bonds to align with advantageous funding opportunities and our smaller balance sheet. In 2020, while our use of discount notes remained relatively stable, we paid down bonds to align with our smaller balance sheet.

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

We may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member continues to meet its minimum investment requirement and we remain in compliance with our regulatory capital requirements as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the condensed financial statements. Members that withdraw from membership must wait at least five years after their membership was terminated and all of their capital stock was redeemed or repurchased before being readmitted to membership in any FHLB.

For details on our capital stock requirements under our capital plan for year-end 2019 and 2020, see Capital Resources on page 62 of our 2020 Form 10-K. Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

For details on our minimum regulatory capital requirements see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the condensed financial statements in this Form 10-Q, and Minimum Capital Requirements in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements of our 2020 Form 10-K.

Reduced Capitalization Advance Program (RCAP)

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At September 30, 2021, RCAP advances outstanding total $21.0 billion to 376 members compared to $21.9 billion to 449 members at December 31, 2020. The advances issued through our COVID-19 relief program are all RCAP advances. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Capital Amounts

The following table reconciles our capital reported in our Condensed Statements of Condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in other liabilities in our Condensed Statements of Condition.

	September 30, 2021	December 31, 2020
Capital Stock	$1,969	$2,010
Mandatorily redeemable capital stock (MRCS) recorded as a liability	247	279
Regulatory capital stock	2,216	2,289
Retained earnings	4,194	4,072
Regulatory capital	$6,410	$6,361

Capital stock	$1,969	$2,010
Retained earnings	4,194	4,072
Accumulated other comprehensive income (loss)	397	207
GAAP capital	$6,560	$6,289

Accumulated other comprehensive income (loss) in the above table consists of changes in market value of various balance sheet accounts where the change is not recorded in earnings but are instead recorded in equity capital as the income (loss) is not yet realized. For details on these changes please see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On October 21, 2021, our Board of Directors declared a 5.00% dividend (annualized) for Class B1 activity stock and a 2.00% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2021. This dividend totaled $25 million (recorded as $22 million dividends on capital stock and $3 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 15, 2021.

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

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our members' overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Credit Risk starting on page 69 in our 2020 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $45.6 billion were advances (par value) and $13.1 billion were letters of credit at September 30, 2021, compared to $45.8 billion and $16.4 billion at December 31, 2020.

	September 30, 2021			December 31, 2020
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	546	$58,163	$132,123	556	$62,021	$149,125
4	7	523	817	9	573	790
5	7	31	45	9	28	61
Total	560	$58,717	$132,985	574	$62,622	$149,976

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans and Related Exposures

For details on our allowance for credit losses on MPF Loans, please see Note 8 - Allowance for Credit Losses to the condensed financial statements.

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

Under our MPF Program for non-government insured/guaranteed loans held in our portfolio, the loan payment forbearance offered to borrowers impacted by the COVID-19 pandemic allows a borrower to defer loan payments for up to 180 days without requiring documentation from the borrower to support the relief requested. Borrowers that continue to be impacted by COVID-19 may request extensions of the loan payment forbearance for additional periods of up to a total cumulative forbearance period of 21 months. A hardship certification from the borrower supporting the continued hardship due to the COVID-19 pandemic is required for approval of additional payment forbearance. During forbearance, late fees are not assessed. At the end of forbearance, borrowers are presented with options for bringing their mortgage loan to a current status.

For government insured or guaranteed loans held in our portfolio, the forbearance plan requirements of the insuring or guaranteeing agency must be followed. For MPF Xtra loans that are serviced by PFIs or a servicing aggregator approved by the MPF Program, Fannie Mae’s forbearance plan requirements must be followed. The CARES Act requires that servicers servicing government insured or guaranteed loans and loans purchased by Fannie Mae offer their borrowers a payment forbearance plan with an initial forbearance period of up to 180 days with the availability of an additional 180 days for COVID-19 related hardship. Fannie Mae has amended its plan from the CARES Act requirements to offer their borrowers initial forbearance period of up to 180 days with the availability of additional periods of up to 365 days, not exceeding a total cumulative forbearance period of 18 months.

Borrowers in forbearance plans who have resolved their COVID-19 related financial hardships, and who are able to resume making their original monthly payments, but are unable to reinstate the loan by repaying the arrears, may be offered deferral plans allowing them to resume making those payments while deferring the COVID-19 related forbearance arrears to the earlier of the loan being paid off, the loan maturity date, or the sale of the property.

In addition, the foreclosure moratorium will continue until at least December 31, 2021, in accordance with the recently published Consumer Financial Protection Bureau (CFPB) “Protections for Borrowers Affected by the COVID–19 Emergency Under the Real Estate Settlement Procedures Act (RESPA), Regulation X”. This CFPB rulemaking extends the foreclosure moratorium through the end of 2021; however, it permits the foreclosure of certain loans such as those on vacant property and those that were in a delinquency status prior to March 2020. Other than the foreclosure moratorium exceptions noted in the CFPB’s rule, barring any extensions of the CFPB’s requirements or other regulatory limitations, foreclosures are expected to fully resume on January 1, 2022.

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

As of September 30, 2021	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$855	$855
U.S. branches and agency offices of foreign commercial banks - federal funds sold:
Australia	—	1,000	1,000
Canada	—	1,675	1,675
Finland	970	—	970
France	—	200	200
Netherlands	—	700	700
Norway	600	—	600
Sweden	—	300	300
Total U.S. branches and agency offices of foreign commercial banks	1,570	3,875	5,445
Total unsecured credit exposure	$1,570	$4,730	$6,300

All $6.300 billion of the unsecured credit exposure shown in the above table were overnight investments.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Managing Our Credit Risk Exposure Related to Derivative Agreements

See Note 9 - Derivatives and Hedging Activities to the condensed financial statements for a discussion of how we manage our credit risk exposure related to derivative agreements. We have credit exposure on net asset positions where we have not received adequate collateral from our counterparties. We also have credit exposure on net liability positions where we have pledged collateral in excess of our liability to a counterparty.

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
As of September 30, 2021
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$1	$—	$—	$1

Overcollateralized liability positions -
Bilateral derivatives -
A	$(29)	$32	$—	$3
BBB	(115)	116	—	1
Cleared derivatives	(43)	—	547	504
Nonmember counterparties	(186)	148	547	509
Member institutions	2	—	—	2
Total	$(184)	$148	$547	$511

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

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLB Advances

On October 4, 2021, the FHFA published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for FHLB Advances. The Regulatory Interpretation addresses whether an FHLB can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of FHFA regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLB advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLB System regulators that provided mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation becomes effective on December 13, 2021.

Although we do not currently expect the Regulatory Interpretation to have a material impact on our financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

FHLBank Membership

On September 9, 2021, the FHFA published a Supervisory Letter on FHLB Membership Issues covering five issues, including (1) Requirements for De Novo Community Development Financial Institutions, (2) Automatic Transfer of Membership, (3) Large Non-Member Institution Merging with a Small Member, (4) Applicant’s Compliance with “Financial Condition” Requirement, and (5) Definition of Insurance Company. This Supervisory Letter is intended to provide uniform guidance to the FHLBs in the event they encounter similar circumstances.

We continue to evaluate this Supervisory Letter and its expected effect on Bank membership.

Fair Housing and Fair Lending Enforcement

On July 9, 2021, the FHFA published a Policy Statement on Fair Lending to communicate the FHFA’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. This Policy Statement became effective on the date of publication.

On August 12, 2021, the FHFA and the U.S. Department of Housing and Urban Development announced they had entered into a Memorandum of Understanding regarding fair housing and fair lending enforcement. Under the Memorandum of Understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act and their oversight of Fannie Mae, Freddie Mac, and the FHLBs.

We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

U.S. Treasury and Fannie Mae Preferred Stock Purchase Agreement

On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement, which could impact PFIs that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the Preferred Stock Purchase Agreement, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the Preferred Stock Purchase Agreement amendment, which was to take effect January 1, 2022, the FHFA (acting as conservator for Fannie Mae) and the U.S. Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, we purchase MPF Xtra loans from PFIs and sell them to Fannie Mae via the cash window process. Based on recent volumes for the MPF Xtra product, the Preferred Stock Purchase Agreement amendment would significantly curtail MPF Xtra cash window sales. On September 14, 2021, the FHFA and the U.S. Treasury temporarily suspended certain provisions of the Preferred Stock Purchase Agreement, including limits on Fannie Mae’s cash window limits, until at least September 14, 2022.

Although we do not currently expect the cash window limits to have a material impact on our financial condition or results of operations, they may negatively impact the volume of loans that PFIs are able to sell through the MPF Program unless we are successful in our efforts to develop a solution prior to reinstatement of the limits.

COVID-19 Developments

COVID-19 Presidential, Legislative and Regulatory Developments

In light of the COVID-19 pandemic, the Presidents of the United States, through executive orders, governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the FHFA, as well as state governments and agencies, have taken and may continue to take actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and Congress has enacted, and may continue to enact, pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

For further discussion of the risks and potential risks relating to the COVID-19 pandemic, see Risk Factors starting on page 23 of our 2020 Form 10-K.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Asset/Liability Management Committee and its subcommittees provide oversight of our risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. The table below reflects the expected change in market value of equity for the stated increase or decrease in interest rates based on our models and related loss limit for each scenario established in the policy. For our down scenario shock analysis, the down shocks are constrained by scenarios provided by our regulator so that shocked rates will not go negative. As a result, we floored the down shock scenario at 10 bps. Due to the low rate environment, this floor setting was triggered for some down shock scenarios presented below.

	September 30, 2021		December 31, 2020
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$398	$(450)	$421	$(450)
-100 bp	83	(200)	225	(200)
-50 bp	37	(90)	140	(90)
-25 bp	17	(45)	96	(45)
+25 bp	(26)	(45)	(11)	(45)
+50 bp	(52)	(90)	(31)	(90)
+100 bp	(103)	(200)	(84)	(200)
+200 bp	(197)	(450)	(187)	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value:

	As of September 30, 2021	As of December 31, 2020
Yield Curve Risk	$(1)	$—
Option Risk
Implied Volatility	(1)	(1)
Prepayment Speeds	(2)	(4)
Basis Risk
Spread to Swap Curve	(18)	(25)
Mortgage Spread	—	1

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

As of September 30, 2021, our sensitivity to changes in implied volatility using these models was $(1) million, unchanged from $(1) million at December 31, 2020. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	September 30, 2021	December 31, 2020
Down 200 bps	0.9	1.4
Base	1.5	0.6
Up 200 bps	1.3	1.4

As of September 30, 2021, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $404 million, and our market value of equity to book value of equity ratio was 106%, compared to $330 million and 105% at December 31, 2020. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the condensed financial statements.

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

Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section starting on page 23 in our 2020 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None.

Federal Home Loan Bank of Chicago

Item 6. Exhibits.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [a]

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [a]

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [a]

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [a]

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. [a]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [a]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [a]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [a]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [a]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [a]

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) [a]

a    Filed herewith.

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

OIS: Overnight Index Swap.

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

U.S.: United States.

Federal Home Loan Bank of Chicago

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	November 4, 2021	(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 4, 2021	(Principal Financial Officer and Principal Accounting Officer)