Form 10-Q
period 2022-03-31
Federal Home Loan Bank of Chicago
filed 2022-05-10
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, including mandatorily redeemable capital stock, registrant had 24,320,295 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$31	$45
Interest bearing deposits	855	855
Federal funds sold	4,431	3,527
Securities purchased under agreements to resell	11,745	8,740
Investment debt securities -
Trading, 623 and 645 pledged	952	954
Available-for-sale, 21,316 and 22,340 amortized cost	21,464	22,706
Held-to-maturity, 665 and 1,832 fair value	655	1,801
Investment debt securities	23,071	25,461
Advances, 1,107 and 1,173 carried at fair value	46,907	48,049
MPF Loans held in portfolio, net of (5) and (5) allowance for credit losses	9,800	9,843
Derivative assets	61	14
Other assets, 103 and 104 carried at fair value	483	420
net of (7) and (7) allowance for credit losses
Assets	$97,384	$96,954

Liabilities
Deposits -
Demand and overnight - noninterest bearing	$143	$205
Demand and overnight - interest bearing, 12 and 11 from other FHLBs	564	829
Deposits	707	1,034
Consolidated obligations, net -
Discount notes, — and — carried at fair value	26,463	24,563
Bonds, 652 and 665 carried at fair value	62,222	63,373
Consolidated obligations, net	88,685	87,936
Derivative liabilities	71	32
Affordable Housing Program assessment payable	87	85
Mandatorily redeemable capital stock	300	247
Other liabilities	891	868
Liabilities	90,741	90,202
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 13 and 14 million shares issued and outstanding	1,334	1,409
Class B2 membership stock, 8 and 7 million shares issued and outstanding	798	740
Capital stock - putable, $100 and $100 par value per share	2,132	2,149
Retained earnings - unrestricted	3,612	3,558
Retained earnings - restricted	722	703
Retained earnings	4,334	4,261
Accumulated other comprehensive income (loss) (AOCI)	177	342
Capital	6,643	6,752
Liabilities and capital	$97,384	$96,954

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

Three months ended March 31,
2022	2021
Interest income	$227	$192
Interest expense	72	82
Net interest income	155	110
Provision for (reversal of) credit losses	1	—
Net interest income after provision for (reversal of) credit losses	154	110

Noninterest income -
Trading securities	(3)	(18)
Derivatives	29	20
Instruments held under the fair value option	(28)	(29)
MPF fees,	6	and	7	from other FHLBs	10	12
Other, net	2	2
Noninterest income (loss)	10	(13)

Noninterest expense -
Compensation and benefits	29	28
Nonpayroll operating expenses	21	20
Federal Housing Finance Agency and Office of Finance	6	5
Other, net	2	8
Noninterest expense	58	61

Income before assessments	106	36

Affordable Housing Program assessment	11	4

Net income	$95	$32

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,
	2022	2021
Net income	$95	$32

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(218)	198
Net unrealized gain (loss) cash flow hedges	56	41
Postretirement plans	(3)	(5)
Other comprehensive income (loss)	(165)	234

Comprehensive income	$(70)	$266

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2021	14	$1,409	7	$740	$3,558	$703	$342	$6,752
Comprehensive income					76	19	(165)	(70)
Issuance of capital stock	3	287	—	—				287
Repurchases of capital stock	—	—	(2)	(248)				(248)
Capital stock reclassed to mandatorily redeemable capital stock liability	(1)	(54)	—	(2)				(56)
Transfers between classes of capital stock	(3)	(308)	3	308
Cash dividends - class B1 annualized rate and amount		5.00%			(20)			(20)
Cash dividends - class B2 annualized rate and amount				2.00%	(2)			(2)
Total change in period excl. cumulative effect	(1)	(75)	1	58	54	19	(165)	(109)
March 31, 2022	13	$1,334	8	$798	$3,612	$722	$177	$6,643

December 31, 2020	13	$1,257	8	$753	$3,424	$648	$207	$6,289
Comprehensive income					26	6	234	266
Issuance of capital stock	1	168	—	—				168
Repurchases of capital stock	—	—	(2)	(158)				(158)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	—				(1)
Transfers between classes of capital stock	(1)	(112)	1	112
Cash dividends - class B1 annualized rate and amount		5.00%			(19)			(19)
Cash dividends - class B2 annualized rate and amount				2.00%	(3)			(3)
Total change in period excl. cumulative effect	—	55	(1)	(46)	4	6	234	253
March 31, 2021	13	$1,312	7	$707	$3,428	$654	$441	$6,542

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,	2022	2021
Operating	Net cash provided by (used in) operating activities	$467	$956
Investing	Net change federal funds sold	(904)	(2,390)
	Net change securities purchased under agreements to resell	(3,005)	6,125
	Trading debt securities -
	Proceeds from maturities and paydowns	—	1,450
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	1,091	143
	Purchases	(1,076)	(328)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	2,113	1,159
	Purchases	(967)	(613)
	Advances -
	Principal collected	88,038	99,013
	Issued	(87,614)	(99,692)
	MPF Loans held in portfolio -
	Principal collected	416	991
	Purchases	(387)	(879)
	Other investing activities	(4)	(3)
	Net cash provided by (used in) investing activities	(2,299)	4,976
Financing	Net change deposits, — and 2 from other FHLBs	(327)	(108)
	Discount notes -
	Net proceeds from issuance	232,034	202,673
	Payments for maturing and retiring	(230,139)	(206,057)
	Consolidated obligation bonds -
	Net proceeds from issuance	5,709	12,044
	Payments for maturing and retiring	(5,475)	(14,200)
	Capital stock -
	Proceeds from issuance	287	168
	Repurchases	(248)	(158)
	Cash dividends paid	(22)	(22)
	Other financing activities	(1)	(18)
	Net cash provided by (used in) financing activities	1,818	(5,678)
	Net increase (decrease) in cash and due from banks	(14)	254
	Cash and due from banks at beginning of period	45	3,541
	Cash and due from banks at end of period	$31	$3,795

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited condensed financial statements and the accompanying notes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2021, included in our 2021 Annual Report on Form 10-K (2021 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, "Downpayment Plus", "DPP", Downpayment Plus Advantage", "DPP Advantage", and "Community First" are federally registered trademarks of the Federal Home Loan Bank of Chicago.

Refer to the Glossary of Terms starting on page 61 for the definitions of certain terms used herein.

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

Basis of Presentation

The basis of presentation pertaining to the consolidation of our variable interest entities has not changed since we filed our 2021 Form 10-K.  The basis of presentation pertaining to our gross versus net presentation of derivative financial instruments also has not changed since we filed our 2021 Form 10-K. Refer to Note 1- Background and Basis of Presentation to the financial statements in our 2021 Form 10-K with respect to our basis of presentation for consolidation of variable interest entities and our gross versus net presentation of financial instruments for further details.

Note 2 – Summary of Significant Accounting Policies

Our significant accounting policies adopted through December 31, 2021, can be found in Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2021 Form 10-K including details on any cumulative effect adjustments. We have not yet adopted any significant new policies in 2022.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

During March 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. This ASU broadens the availability of fair value hedging to non-prepayable and prepayable portfolios. The guidance on hedging multiple layers in a closed portfolio is applied prospectively. The guidance on the accounting for fair value basis adjustments is applied on a modified retrospective basis. Further, an entity may reclassify debt securities from held-to-maturity to available for sale if it includes them in a closed portfolio that is hedged under the portfolio layer method. This ASU is effective for the Bank starting January 1, 2023, with early adoption permitted. The Bank is in the process of evaluating the impact of adoption of this ASU.

Also during March 2022, the FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures to eliminate the recognition and measurement guidance for troubled debt restructurings for creditors that have adopted CECL. The ASU also requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty and requires the presentation of gross write-offs by year of origination. This ASU is effective starting January 1, 2023, with early adoption permitted. The Bank is evaluating the impact of adoption of this ASU.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated.

	Three months ended March 31,
	2022	2021
Interest income -

Trading	$—	$21

Available-for-sale interest income	28	21
Available-for-sale prepayment fees	36	—
Available-for-sale	64	21

Held-to-maturity	7	8

Investment debt securities	71	50

Advances interest income	77	71
Advances prepayment fees	10	5
Advances	87	76

MPF Loans held in portfolio	65	63
Federal funds sold	2	1
Securities purchased under agreements to resell	1	1
Interest earning deposits	1	—
Other	—	1

Interest income	227	192

Interest expense -

Consolidated obligations -
Discount notes	12	15
Bonds	56	64

Other	4	3

Interest expense	72	82

Net interest income	$155	$110

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

We have no allowance for credit losses on our investment debt securities and we have elected to exclude accrued interest receivable from the amortized cost in the following AFS and HTM tables. Prior to 2022, we included accrued interest in the carrying value of our AFS securities. See Note 8 - Allowance for Credit Losses for further details on these amounts.

Pledged Collateral

We disclose the amount of investment debt securities pledged as collateral pertaining to our derivatives activity on our Condensed Statements of Condition. See Note 9 - Derivatives and Hedging Activities for further details.

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	March 31, 2022	December 31, 2021
U.S. Government & other government related	$946	$948
MBS
GSE	6	6
Trading debt securities	$952	$954

The following table presents our gains and losses on trading debt securities recorded in Noninterest Income - Other, net.

	Three months ended March 31,
	2022	2021
Net unrealized gains (losses) on securities held at period end	$(3)	$(2)
Net realized gains (losses) on securities sold/matured during the period	—	(16)
Net gains (losses) on trading debt securities	$(3)	$(18)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of March 31, 2022
U.S. Government & other government related	$3,942		$7	$(55)	$3,894
State or local housing agency	8		—	—	8
FFELP ABS	2,549		136	—	2,685
MBS
GSE	14,653		120	(63)	14,710
Government guaranteed	164		3	—	167
Available-for-sale debt securities	$21,316		$266	$(118)	$21,464

As of December 31, 2021
U.S. Government & other government related	$4,659		$34	$(12)	$4,681
State or local housing agency	8		1	—	9
FFELP ABS	2,642		130	—	2,772
MBS
GSE	14,849		234	(26)	15,057
Government guaranteed	182		5	—	187
Available-for-sale debt securities	$22,340		$404	$(38)	$22,706
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments. This also includes accrued interest receivable of $54 million at December 31, 2021.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of March 31, 2022
U.S. Government & other government related	$381		$—	$(3)	$378
MBS
GSE	199		12	—	211
Government guaranteed	66		1	—	67
Other	9		—	—	9
Held-to-maturity debt securities	$655		$13	$(3)	$665

As of December 31, 2021
U.S. Government & other government related	$1,506		$11	$—	$1,517
MBS
GSE	214		19	—	233
Government guaranteed	71		1	—	72
Other	10		—	—	10
Held-to-maturity debt securities	$1,801		$31	$—	$1,832
a    Includes adjustments made to the cost basis of an investment for accretion, and/or amortization.

We had no sales of HTM debt securities for the period presented. Any gains or losses are determined on a specific identification basis.

Contractual Maturity

The maturity of our AFS and HTM debt securities is detailed in the following table. FFELP ABS/MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	Available-for-Sale		Held-to-Maturity
As of March 31, 2022	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non FFELP ABS/MBS Year of Maturity -
Due in one year or less	$2,615	$2,614	$116	$116
Due after one year through five years	7	7	21	20
Due after five years through ten years	421	408	244	242
Due after ten years	907	873	—	—
FFELP ABS and MBS	17,366	17,562	274	287
Total debt securities	$21,316	$21,464	$655	$665

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of March 31, 2022
U.S. Government & other government related	$3,305	$(28)	$259	$(27)	$3,564	$(55)
State or local housing agency	5	—	—	—	5	—
MBS
GSE	4,193	(58)	76	(5)	4,269	(63)
Government guaranteed	1	—	—	—	1	—
Available-for-sale debt securities	$7,504	$(86)	$335	$(32)	$7,839	$(118)

As of December 31, 2021
U.S. Government & other government related	$3,764	$(12)	$—	$—	$3,764	$(12)
MBS
GSE	1,549	(23)	54	(3)	1,603	(26)
Available-for-sale debt securities	$5,313	$(35)	$54	$(3)	$5,367	$(38)

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

As of March 31, 2022	Par Value Amount		Weighted Average Contractual Interest Rate
Due in one year or less	$14,396		0.56%
One to two years	9,172	[a]	0.59%
Two to three years	7,458	[a]	0.79%
Three to four years	3,304		1.11%
Four to five years	3,487		1.30%
Five to fifteen years	8,958		1.53%
More than fifteen years	508		5.13%
Total	$47,283		0.93%
a    Of the advances due in one to two years and two to three years, $7.0 billion and $4.0 billion, respectively, were issued to One Mortgage Partners Corp. (now JPMorgan Chase Bank NA), our former captive insurance company member, whose membership was terminated in 2021 in connection with an FHFA rule.

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated.

As of	March 31, 2022	December 31, 2021
Par value	$47,283	$47,708
Fair value hedging adjustments	(446)	227
Other adjustments	70	114
Advances	$46,907	$48,049

The following advance borrowers exceeded 10% of our advances outstanding.

As of March 31, 2022	Par Value		% of Total Outstanding
JPMorgan Chase Bank NA	$11,000	[a]	23.3%
BMO Harris Bank NA	5,000		10.6%
a    Effective February 19, 2021, we terminated One Mortgage Partners Corp.'s ("OMP") membership in connection with the FHFA rule that made captive insurance companies ineligible for FHLB membership. In December 2021, OMP merged with and into its parent company, JPMorgan Chase Bank NA (“JPM”). For details on the contractual maturity terms of JPM’s advances, see the table above presenting advances by terms of contractual maturity.

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

As of	March 31, 2022	December 31, 2021
Medium term (15 years or less)	$1,623	$1,653
Long term (greater than 15 years)	8,026	8,031
Unpaid principal balance	9,649	9,684
Net premiums, credit enhancement, and/or deferred loan fees	169	174
Fair value hedging and delivery commitment basis adjustments	(13)	(10)
MPF Loans held in portfolio, before allowance for credit losses	9,805	9,848
Allowance for credit losses on MPF Loans	(5)	(5)
MPF Loans held in portfolio, net	$9,800	$9,843
Conventional mortgage loans	$8,826	$8,845
Government Loans	823	839
Unpaid principal balance	$9,649	$9,684

The above table excludes MPF Loans acquired under the MPF Xtra® and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2021 Form 10-K for information related to the accounting treatment of these off-balance sheet MPF Loan products.

Coronavirus Disease 2019 (COVID-19) Forbearance
Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) provided temporary relief from the accounting and reporting requirements for troubled debt restructurings (TDRs) for certain loan modifications related to COVID-19. Specifically, the CARES Act provided that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applied to any modification related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, that occurred during the period beginning on March 1, 2020 and ending on the earlier of December 31, 2020 or the date that is 60 days after the declaration of the national emergency related to the COVID-19 pandemic ends for a loan that was not more than 30 days past due as of December 31, 2019. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, which extended the applicable end period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency related to the COVID-19 pandemic. We elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act. We resumed TDR accounting when this section of the CARES Act expired on January 1, 2022.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 8 – Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2021 Form 10-K for further details regarding our accounting policies pertaining to allowances for credit losses.

Our allowances for credit losses are immaterial due to the nature of our credit enhancements, collateral support, and/or credit worthiness of our counterparties. See Note 8 - Allowance for Credit Losses to the financial statements in our 2021 Form 10-K for more information.

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses for MPF Loans.

	Three months ended March 31,
For the periods ending	2022	2021

Allowance for MPF credit losses beginning balance	$5	$3
MPF credit losses charged-off	(1)	—
Provision for (reversal of) MPF for credit losses	1	—
Allowance for MPF credit losses ending balance	$5	$3

Allowance for Credit Losses on Community First® Fund (the Fund)

As of March 31, 2022 we had $47 million in Fund loans outstanding compared to $45 million at December 31, 2021, recorded in Other assets in our Condensed Statements of Condition.

As of March 31, 2022, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans.

	Three months ended March 31,
For the periods ending	2022	2021
Allowance for Fund loan credit losses beginning balance	$7	$7
Allowance for Fund loan credit losses ending balance	$7	$7

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	March 31, 2022			December 31, 2021
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2018 to 2022	Prior to 2018	Total	2017 to 2021	Prior to 2017	Total
Past due 30-59 days	$63	$21	$84	$23	$18	$41
Past due 60-89 days	6	6	12	8	6	14
Past due 90 days or more	26	29	55	43	30	73
Past due	95	56	151	74	54	128
Current	7,665	1,155	8,820	7,883	987	8,870
Total outstanding	$7,760	$1,211	$8,971	$7,957	$1,041	$8,998

As of	March 31, 2022			December 31, 2021
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$10	$3	$13	$6	$3	$9
Serious delinquency rate	0.62%	2.11%	0.75%	0.82%	2.33%	0.95%
Past due 90 days or more and still accruing interest	$7	$16	$23	$30	$19	$49
Loans on nonaccrual status	52	—	52	47	—	47
Loans on nonaccrual status with no allowance for credit losses	13	—	13	11	—	11

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	March 31, 2022	December 31, 2021
MPF Loans held in portfolio	$45	$45
HTM securities	3	4
AFS securities	52	—
Advances	39	34
Accrued interest receivable	$139	$83

The above table excludes accrued interest of $54 million on AFS securities at December 31, 2021. Prior to 2022, we included accrued interest in the carrying value of our AFS securities. See Note 5 - Investment Debt Securities for 2021 AFS carrying values.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Policies in our 2021 Form 10-K for our accounting policies for derivatives.

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

Managing Interest Rate Risk

We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate, such as SOFR. Our cash flow hedge strategy is to hedge the variability in the total proceeds received from rolling forecasted zero-coupon discount note issuance, attributable to changes in the benchmark interest rate, by entering into pay-fixed interest rate swaps. We are not using the cash flow hedge strategy for new transactions at this time, as we used LIBOR as the benchmark interest rate for cash flow hedges and we are not entering into new LIBOR-linked transactions.

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. As of March 31, 2022, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value in our 2021 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into on or after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). We pledged no investment securities on our bilateral derivative transactions (that can be sold or repledged by our counterparty) as of March 31, 2022.

For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been immaterial at March 31, 2022.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2021 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $623 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at March 31, 2022. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at March 31, 2022.

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

As of	March 31, 2022			December 31, 2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$75,053	$520	$1,593	$70,321	$58	$466
Derivatives not in hedge accounting relationships-
Interest rate contracts	3,457	7	34	2,772	10	59
Mortgage delivery commitments	535	2	4	625	2	2
Other	149	4	—	148	—	—
Derivatives not in hedge accounting relationships	4,141	13	38	3,545	12	61
Gross derivative amount before netting adjustments and cash collateral	$79,194	533	1,631	$73,866	70	527
Netting adjustments and cash collateral		(472)	(1,560)		(56)	(495)
Derivatives on Condensed Statements of Condition		$61	$71		$14	$32
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$1,233			$447
Cash collateral received and related accrued interest	144			8

The following table presents the noninterest income - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended March 31,
For the periods ending	2022	2021
Economic hedges -
Interest rate contracts	$27	$27
Mortgage delivery commitments	(5)	(13)
Other	7	6
Economic hedges	29	20
Noninterest income - Derivatives and hedging activities	$29	$20

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

	Derivative Assets
	As of March 31, 2022			As of December 31, 2021
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$361	$170	$531	$61	$7	$68
Netting adjustments and cash collateral	(302)	(170)	(472)	(49)	(7)	(56)
Derivatives with legal right of offset - net	59	—	59	12	—	12
Derivatives without legal right of offset	2	—	2	2	—	2
Derivatives on Condensed Statements of Condition	61	—	61	14	—	14
Net amount	$61	$—	$61	$14	$—	$14

	Derivative Liabilities
	As of March 31, 2022			As of December 31, 2021
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,400	$227	$1,627	$495	$30	$525
Netting adjustments and cash collateral	(1,391)	(169)	(1,560)	(487)	(8)	(495)
Derivatives with legal right of offset - net	9	58	67	8	22	30
Derivatives without legal right of offset	4	—	4	2	—	2
Derivatives on Condensed Statements of Condition	13	58	71	10	22	32
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	58	58	—	22	22
Net amount	$13	$—	$13	$10	$—	$10

At March 31, 2022 and December 31, 2021, we had $565 million and $622 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of March 31, 2022 we did not have any active fair value hedges on our MPF Loans.

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$875	$(967)	$(92)	$735	$(831)	$(96)
Advances	653	(674)	(21)	336	(375)	(39)
Consolidated obligation bonds	(1,275)	1,372	97	(205)	252	47
Other	—	—	—	—	(1)	(1)
Total	$253	$(269)	$(16)	$866	$(955)	$(89)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of March 31, 2022	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$14,118	$(618)	$407	$(211)
Advances	17,903	(447)	2	(445)
Consolidated obligation bonds	39,643	(1,565)	(15)	(1,580)
Other	249	—	6	6

As of December 31, 2021
Available-for-sale securities	$14,412	$335	$421	$756
Advances	19,720	225	2	227
Consolidated obligation bonds	36,335	(192)	(16)	(208)
Other	265	—	6	6

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

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 8 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were immaterial as of March 31, 2022. We are not using the cash flow hedge strategy for new transactions at this time, as we used LIBOR as the benchmark interest rate for cash flow hedges and we are not entering into new LIBOR-linked transactions.

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

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$52	$(4)	$37	$(4)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2022	December 31, 2021
Consolidated obligation discount notes - carrying amount	$26,463	$24,563
Consolidated obligation discount notes - principal amount	26,471	24,565
Weighted Average Interest Rate	0.24%	0.05%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of March 31, 2022	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$19,118	0.78%	$54,022
One to two years	6,735	0.87%	4,740
Two to three years	10,569	1.01%	2,170
Three to four years	8,127	0.79%	1,077
Four to five years	9,233	1.27%	1,143
Thereafter	10,054	1.75%	684
Total par value	$63,836	1.05%	$63,836

The following table presents consolidated obligation bonds outstanding by call feature.

As of	March 31, 2022	December 31, 2021
Noncallable	$20,812	$24,516
Callable	43,024	39,087
Par value	63,836	63,603
Fair value hedging adjustments	(1,580)	(208)
Other adjustments	(34)	(22)
Consolidated obligation bonds	$62,222	$63,373

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2022, and December 31, 2021. See Note 16 - Commitments and Contingencies in our 2021 Form 10-K for further details.

	March 31, 2022			December 31, 2021
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$457,350	$242,180	$699,530	$441,936	$210,926	$652,862
FHLB Chicago as primary obligor	63,836	26,471	90,307	63,603	24,565	88,168
As a percent of the FHLB System	14%	11%	13%	14%	12%	14%

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 11 – Capital and Mandatorily Redeemable Capital Stock (MRCS)

Under our Capital Plan our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. All stock that supports a member’s activity stock requirement with the Bank is classified as Class B1 activity stock. Any additional amount of stock necessary for the total amount of Class B stock held to equal a member’s minimum investment amount will be classified as Class B2 membership stock. Members purchase Class B2 membership stock to satisfy their membership stock requirement with the Bank. Stock held in excess of a member’s minimum investment requirement is classified as Class B2 excess capital stock. See Note 12 – Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2021 Form 10-K for further information on our capital stock and MRCS.

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements in Note 12 – Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2021 Form 10-K. We complied with our minimum regulatory capital requirements as shown below.

As of	March 31, 2022		December 31, 2021
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$3,895	$6,766	$3,878	$6,656
Total regulatory capital ratio	4.00%	6.95%	4.00%	6.87%
Leverage capital	$4,869	$10,149	$4,848	$9,984
Leverage capital ratio	5.00%	10.42%	5.00%	10.30%
Risk-based capital	$1,179	$6,766	$1,297	$6,656

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

As of March 31, 2022	Regulatory Capital Stock Outstanding		% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
JPMorgan Chase Bank NA	$245	[a]	10.1%	$245
a    Effective February 19, 2021, we terminated One Mortgage Partners Corp.'s ("OMP") membership in connection with the FHFA rule that made captive insurance companies ineligible for FHLB membership. In December 2021, OMP merged with and into its parent company, JPMorgan Chase Bank NA.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On April 28, 2022 our Board of Directors declared a 5.125% dividend (annualized) for Class B1 activity stock and a 2.125% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2022. This dividend totaled $27 million (recorded as $24 million dividends on capital stock and $3 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on May 12, 2022. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Debt Securities		Post - Retirement Plans	Total in AOCI
Three months ended March 31, 2022
Beginning balance	$366	$(11)	$(13)	$342
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(218)	52	(4)	(170)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	4		4
Noninterest expense			1	1
Ending balance	$148	$45	$(16)	$177
Three months ended March 31, 2021
Beginning balance	$292	$(65)	$(20)	$207
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	198	37	(10)	225
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	4		4
Noninterest expense			5	5
Ending balance	$490	$(24)	$(25)	$441

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 13 - Fair Value

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the Condensed Statements of Condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We measure instrument-specific credit risk attributable to our consolidated obligations based on our nonperformance risk, which includes the credit risk associated with the joint and several liability of other FHLBs (see Note 16 - Commitments and Contingencies in our 2021 Form 10-K). As a result, we did not recognize any instrument-specific credit risk attributable to our consolidated obligations that are carried at fair value. See Note 2 - Summary of Significant Accounting Policies in our 2021 Form 10-K for our fair value policies and Note 15 - Fair Value in our 2021 Form 10-K for our valuation techniques and significant inputs. See Note 9 - Derivatives and Hedging Activities for more information on the Netting and Cash Collateral amounts. The net carrying amount in the below table is net of any allowance for credit losses.

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
March 31, 2022
Carried at amortized cost
Cash and due from banks and interest bearing deposits	$886	$886	$886
Federal funds sold and securities purchased under agreements to resell	16,176	16,176		$16,176
Held-to-maturity debt securities	655	665		656	$9
Advances	45,800	45,898		45,898
MPF Loans held in portfolio, net	9,796	9,396		9,385	11
Other assets	139	139		139
Carried at fair value on a recurring basis
Trading debt securities	952	952		952
Available-for-sale debt securities	21,464	21,464		21,464
Advances	1,107	1,107		1,107
Derivative assets	61	61		533		$(472)
Other assets	103	103		103
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	4	4			4
Financial assets	97,143	$96,851	$886	$96,413	$24	$(472)
Other non financial assets	241
Assets	$97,384
Carried at amortized cost
Deposits	$(707)	$(707)		$(707)
Consolidated obligation discount notes	(26,463)	(26,464)		(26,464)
Consolidated obligation bonds	(61,570)	(60,856)		(60,856)
Mandatorily redeemable capital stock	(300)	(300)	$(300)
Other liabilities	(133)	(133)		(133)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(652)	(652)		(652)
Derivative liabilities	(71)	(71)		(1,631)		$1,560
Financial liabilities	(89,896)	$(89,183)	$(300)	$(90,443)	$—	$1,560
Other non financial liabilities	(845)
Liabilities	$(90,741)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
December 31, 2021
Carried at amortized cost
Cash and due from banks and interest bearing deposits	$900	$900	$900
Federal funds sold and securities purchased under agreements to resell	12,267	12,267		$12,267
Held-to-maturity debt securities	1,801	1,832		1,822	$10
Advances	46,876	47,108		47,108
MPF Loans held in portfolio, net	9,839	9,908		9,900	8
Other assets	83	83		83
Carried at fair value on a recurring basis
Trading debt securities	954	954		954
Available-for-sale debt securities	22,706	22,706		22,706
Advances	1,173	1,173		1,173
Derivative assets	14	14		70		$(56)
Other assets	104	104		104
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	4	4			4
Financial assets	96,721	$97,053	$900	$96,187	$22	$(56)
Other non financial assets	233
Assets	$96,954
Carried at amortized cost
Deposits	$(1,034)	$(1,034)		$(1,034)
Consolidated obligation discount notes	(24,563)	(24,563)		(24,563)
Consolidated obligation bonds	(62,708)	(62,585)		(62,585)
Mandatorily redeemable capital stock	(247)	(247)	$(247)
Other liabilities	(116)	(116)		(116)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(665)	(665)		(665)
Derivative liabilities	(32)	(32)		(527)		$495
Financial liabilities	(89,365)	$(89,242)	$(247)	$(89,490)	$—	$495
Other non financial liabilities	(837)
Liabilities	$(90,202)

We had no transfers between levels for the periods shown.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. Financial instruments for which we elected the fair value option along with their related fair value are shown on our Condensed Statements of Condition. Refer to our Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2021 Form 10-K for further details.

The following table presents the gains (losses) in fair values of financial assets and liabilities carried at fair value under the fair value option, which are recognized in noninterest income - instruments held under the fair value option in our Condensed Statements of Income,

	Three months ended March 31,
	2022	2021
Advances	$(39)	$(28)
Bonds	14	1
Other	(3)	(2)
Noninterest income - Instruments held under the fair value option	$(28)	$(29)

The following table reflects the difference between the aggregate UPB outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	March 31, 2022		December 31, 2021
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$1,090	$666	$1,117	$666
Fair value over (under) UPB	17	(14)	56	(1)
Fair value	$1,107	$652	$1,173	$665

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	March 31, 2022				December 31, 2021
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$4,373	$6,784	[a]	$11,157	$4,285	$7,032	[a]	$11,317
MPF delivery commitments	339	—		339	366	—		366
Advance commitments	221	2		223	43	2		45
Housing authority standby bond purchase agreements	34	465		499	25	477		502
Unsettled consolidated obligation discount notes	2,100	—		2,100	—	—		—
Unsettled consolidated obligation bonds	833	—		833	378	—		378
Other	2	—		2	3	—		3
Commitments	$7,902	$7,251		$15,153	$5,100	$7,511		$12,611
a    Contains $6.0 billion and $6.1 billion of member standby letters of credit as of March 31, 2022, and December 31, 2021, which were renewable annually.

For a description of defined terms see Note 16 - Commitments and Contingencies to the financial statements in our 2021 Form 10-K.

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

As of	March 31, 2022	December 31, 2021
Assets - Advances	$207	$235
Liabilities - Deposits	11	15
Equity - Capital Stock	18	18

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Other selected data at period end
Member standby letters of credit outstanding	$11,157	$11,317	$13,116	$12,773	$10,529
MPF Loans par value outstanding - FHLB System [a]	65,867	66,297	67,217	67,673	69,107
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	18,434	18,600	18,716	18,718	18,922
Number of members	670	676	674	678	680
Total employees (full and part time)	476	466	466	451	469
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$2,462	$3,152	$4,027	$4,535	$5,364
Quarterly number of PFIs funding MPF products - FHLB System	612	654	678	687	710
MPF Loans par value amounts funded - FHLB Chicago PFIs	$602	$938	$1,150	$1,379	$1,703
Quarterly number of PFIs funding MPF products - FHLB Chicago	172	179	178	177	177
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.95%	6.87%	6.50%	6.56%	6.73%
Market value of equity to book value of equity	106%	107%	106%	106%	107%
Primary mission asset ratio [b]	73.2%	70.3%	70.7%	70.5%	70.3%
Dividend rate class B1 activity stock-period paid	5.00%	5.00%	5.00%	5.00%	5.00%
Dividend rate class B2 membership stock-period paid	2.00%	2.00%	2.00%	2.00%	2.00%
Return on average assets	0.37%	0.35%	0.31%	0.32%	0.13%
Return on average equity	5.61%	5.31%	4.54%	4.59%	1.99%
Average equity to average assets	6.60%	6.59%	6.83%	6.97%	6.53%
Net yield on average interest-earning assets	0.62%	0.58%	0.58%	0.64%	0.46%
Cash dividends	$22	$21	$22	$21	$22
Dividend payout ratio	23.16%	23.86%	28.57%	26.92%	68.75%
a    Includes all MPF products, whether on or off our balance sheet. See Mortgage Partnership Finance Program beginning on page 8 in our 2021 Form 10-K for details on our various MPF products.
b    Annual average year to date basis. The FHFA issued an advisory bulletin that provides guidance relating to a primary mission asset ratio by which the FHFA will assess each FHLB's core mission achievement. See Mission Asset Ratio on page 5 in our 2021 Form 10-K for more information.

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors starting on page 22 in our 2021 Form 10-K.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2022 Financial Highlights

•Advances outstanding decreased to $46.9 billion at March 31, 2022, compared to $48.0 billion at December 31, 2021. We believe many of our depository members continue to experience elevated levels of deposits on their balance sheets that have not been offset by loan demand, while also having access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic. Although these factors continued to limit our depository members’ current need for advances, increased advance borrowing by insurance company members has partially offset the decrease by depository members.

•MPF Loans held in portfolio continued to remain steady at $9.8 billion at March 31, 2022, consistent with December 31, 2021.

•Total investment securities decreased 9% to $23.1 billion at March 31, 2022, compared to $25.5 billion at December 31, 2021, attributable to a reduction in investment in Small Business Administration securities that matured and were not replaced, and a decline in the fair value of our available-for-sale (AFS) portfolio due to rising market interest rates.

•Total liquid assets increased to $17.1 billion at March 31, 2022, compared to $13.2 billion at December 31, 2021, as we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased slightly to $97.4 billion as of March 31, 2022, compared to $97.0 billion as of December 31, 2021.

•Letters of credit commitments decreased slightly to $11.2 billion at March 31, 2022, compared to $11.3 billion at December 31, 2021.

•We recorded net income of $95 million in the first quarter of 2022, up $63 million compared to the first quarter of 2021, with the increase driven by prepayment fee income and lower costs of funding, and other factors described below.

•Net interest income after provision for credit losses for the first quarter of 2022 was $154 million, up from $110 million for the first quarter of 2021. This increase is a result, in part, of prepayment fee income of $36 million on our AFS portfolio in the first quarter of 2022 compared to no such income during the same period in 2021. Also, hedge ineffectiveness gains increased $43 million from a loss of $28 million in the first quarter of 2021 to a gain of $15 million for the same period in 2022, attributable to a reduction in the sensitivity of our hedged portfolio to fluctuations in market interest rates. Additionally, the rise in market interest rates did not affect the cost of our debt until late in the first quarter of 2022, and we replaced our more expensive callable debt with more advantageously priced funding resulting in lower interest expenses in 2022. To a lesser extent, a slight increase in advance prepayments of $10 million in the first quarter of 2022 compared to $5 million for the same period in 2021 and rising market interest rates contributed to our increased net interest income.

•In the first quarter of 2022, noninterest income was $10 million, an increase of $23 million when compared to a $(13) million (loss) for the first quarter of 2021, attributable to gains from derivatives which were used to hedge our market risk exposure. There was also a significant decline in the average balance of our trading securities outstanding for the period, which in turn reduced the amount of losses incurred on our trading portfolio given the increase in overall market interest rates.

•We remained in compliance with all of our regulatory capital requirements as of March 31, 2022.

Summary and Outlook

First Quarter 2022 Dividends and Dividend Guidance

On April 28, 2022, the Board of Directors declared a dividend of 5.125% (annualized) for Class B1 activity stock and a dividend of 2.125% (annualized) for Class B2 membership stock based on preliminary financial results for the first quarter of 2022, an increase on the dividend levels declared in 2021. The dividend for the first quarter of 2022 will be paid on May 12, 2022. The Bank pays a higher dividend per share on Class B1 activity stock to recognize members that support the entire cooperative through the use of Bank products.

We expect to maintain a dividend of at least 5.125% (annualized) for Class B1 activity stock through the second and third quarters of 2022, reviewed quarterly and based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Committed to Meeting Member Needs

Last month, we published our 2021 Annual Report, which highlights how we support our members, partners, and their communities throughout Illinois and Wisconsin. As we transitioned to a new year, inflation hit a four-decade high and the Federal Reserve has given guidance on tightening monetary policy. We remain committed to leveraging our financial strength to support our members, their customers, and their communities as market uncertainty persists. We are providing the following new specials and strategies to serve our members:

•A new, significantly-below-market rate advance opportunity for all of our member institutions. We have allocated funds for all members and associate members to execute the 2022 COVID-19 Recovery Advance up to $5 million with a one-year term. The program opened on Monday, May 2, 2022, with funds available through Friday, May 27, 2022.

•In April, in response to member demand, we introduced the Callable Floating Rate Advance (A380 Advance) to enhance member business value as we transition to a post-LIBOR world. The A380 Advance is linked to the Secured Overnight Funding Rate (SOFR) and allows members to customize the call features for match funding floating assets, with an embedded option to help members manage fluctuations in liquidity needs. We expect to offer additional SOFR-linked products in the future.

•In keeping our MPF® Program competitive, we announced new low-loan balance pricing payups for MPF Traditional and MPF Xtra products last quarter. These options continue to provide members with access to expanded pricing on low balance loans, which can help attract new customers and improve members’ balance sheets.

•In March, our 2022 Member Meetings took place in five locations throughout Illinois and Wisconsin.

A Stable Source of Community Support

We remain committed to creating and promoting equitable opportunities for underserved people and communities. In partnership with our members, we are investing in programs and organizations in all parts of Illinois and Wisconsin:

•We recently announced three new grant programs designed to address critical affordable housing and community economic development needs in Illinois and Wisconsin with a three-year, $11.25 million commitment.
◦The Community First® Diverse Developer Initiative supports career and talent development initiatives for diverse developers of affordable housing.
◦The Community First Housing Counseling Resource Program will provide grants to housing counseling agencies in Illinois and Wisconsin to facilitate expanded service to minority and low- and moderate-income homebuyers. Two of our housing associates, Illinois Housing Development Authority (IHDA) and Wisconsin Housing and Economic Development Authority (WHEDA), will administer the program on our behalf and we expect grant funding will begin in the third quarter of 2022.
◦The Community First Accelerate Grants for Small Business will provide flexible grant funds to strengthen small businesses. This program is a pivot from our previous Community First Capacity-Building Grant Program for nonprofit community lenders.

•We have allocated $20.7 million to our 2022 Affordable Housing Program (AHP) General Fund.

•In March, we announced recipients of our 2022 Community First Awards – recognizing outstanding achievements of our member and their local partners as they work together to strengthen the communities they serve. These dedicated organizations and leaders strengthen our member communities and each of the seven award recipients received $10,000 to support a nonprofit of their choosing.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

For a detailed description of our Critical Accounting Policies and Estimates see page 42 in our 2021 Form 10-K.

There have been no significant changes to our critical accounting estimates subsequent to December 31, 2021.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	March 31, 2022			March 31, 2021			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$24,208	$71	1.17%	$22,628	$50	0.88%	$5	$16	$21
Advances	55,101	87	0.63%	51,053	76	0.60%	7	4	11
MPF Loans held in portfolio	9,801	65	2.65%	9,881	63	2.55%	—	2	2
Federal funds sold	4,921	2	0.16%	6,387	1	0.06%	(1)	2	1
Securities purchased under agreements to resell	4,031	1	0.10%	5,008	1	0.08%	—	—	—
Interest earning deposits	1,518	1	0.26%	920	—	—%	—	1	1
Other interest earning assets	83	—	—%	136	1	2.94%	—	(1)	(1)
Interest earning assets	99,663	227	0.91%	96,013	192	0.80%	9	26	35
Noninterest earning assets	1,748			2,305
Total assets	$101,411			$98,318

Consolidated obligation discount notes	$27,235	12	0.18%	$47,732	15	0.13%	(9)	6	(3)
Consolidated obligation bonds	64,084	56	0.35%	41,218	64	0.62%	20	(28)	(8)
Other interest bearing liabilities	1,335	4	1.20%	1,250	3	0.96%	—	1	1
Interest bearing liabilities	92,654	72	0.31%	90,200	82	0.36%	1	(11)	(10)
Noninterest bearing liabilities	1,982			1,679
Total liabilities	$94,636			$91,879

Net yield on interest earning assets	$99,663	$155	0.62%	$96,013	$110	0.46%	$7	$38	$45

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.
•Interest income from investment debt securities increased due to prepayment fee income of $36 million on our AFS portfolio in the first quarter of 2022 compared to no such income during the same period in 2021. Also, investment hedge ineffectiveness gains increased $36 million from a loss of $33 million in the first quarter of 2021 to a gain of $3 million for the same period in 2022, attributable to a reduction in the sensitivity of our hedged portfolio to fluctuations in market interest rates. To a lesser extent, rising market interest rates in the first quarter of 2022 and an increase in volume also contributed to the increase in interest income.
•Interest income from advances increased due to an increase in volume, and to a lesser extent, a slight increase in advance prepayments in the first quarter of 2022 compared to the same period in 2021. In addition, rising market interest rates in the first quarter of 2022 also contributed to the increase in interest income.
•Interest income from MPF Loans held in portfolio slightly increased primarily due to a reduction in premium amortization expense in the first quarter of 2022 compared to the same period in 2021 as loan prepayments slowed in 2022.
•Interest income from overnight federal funds sold, securities purchased under agreements to resell, and interest earning deposits increased due to higher overall market interest rates in 2022 compared to the same period in 2021.
•Interest expense on our shorter-termed consolidated obligation discount notes decreased as we paid down our discount notes in the fourth quarter of 2021 and increased our use of consolidated obligation bonds due to advantageous funding opportunities in our longer-termed debt. While overall interest expense on our discount notes decreased, the interest rate paid on our discount notes increased due to rising market interest rates in the first quarter of 2022.
•Interest expense and the interest rate paid on our longer-termed consolidated obligation bonds decreased despite a significant increase in volume as the rise in market interest rates did not affect the cost of our debt until late in the first quarter of 2022. Additionally, we replaced our more expensive callable debt with more advantageously priced funding.
•For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on page 39.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Income

					Three months ended March 31,
					2022	2021
Trading securities					$(3)	$(18)
Derivatives					29	20
Instruments held under the fair value option					(28)	(29)
MPF fees,	6	and	7	from other FHLBs	10	12
Other, net					2	2
Noninterest income (loss)					$10	$(13)
The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

A decrease in losses experienced on our trading securities was the primary driver of our increase in noninterest income for the three months ended March 31, 2022, attributable to a significant decline in the average balance of our trading securities outstanding for the period, which in turn reduced the amount of losses incurred on our trading portfolio given the increase in overall market interest rates. The corresponding gains and losses for derivatives and instruments held under fair value option were attributable to different positions and the movement in market interest rates in 2022 compared to 2021.

The following table details the effect of hedging transactions on the various line items in our Condensed Statements of Income. Hedge ineffectiveness on hedges qualifying for hedge accounting are recorded in net interest income rather than recorded in derivatives and hedging activities as noted in the table below.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Total
Three months ended March 31, 2022
Recorded in net interest income	$(21)	$(92)	$—	$(4)	$97	$(20)
Recorded in derivatives & hedging activities	32	2	7	—	(12)	29
Recorded in trading securities	—	(3)	—	—	—	(3)
Recorded on instruments held under the fair value option	(39)	—	(3)	—	14	(28)
Total net effect gain (loss) of hedging activities	$(28)	$(93)	$4	$(4)	$99	$(22)

Three months ended March 31, 2021
Recorded in net interest income	$(39)	$(96)	$(1)	$(4)	$47	$(93)
Recorded in derivatives & hedging activities	29	—	(9)	—	—	20
Recorded in trading securities	—	(15)	—	—	—	(15)
Recorded on instruments held under the fair value option	(28)	—	(2)	—	1	(29)
Total net effect gain (loss) of hedging activities	$(38)	$(111)	$(12)	$(4)	$48	$(117)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related transaction fees. These fees are designed to compensate us for the expenses we incur to administer the program. Decreases in our 2022 MPF fees were primarily driven by a decrease in volume in both MPF Loans held in portfolio and off-balance sheet MPF Loan products resulting in a decline in fee income.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended March 31,
	2022	2021
Compensation and benefits	$29	$28
Nonpayroll operating expenses	21	20
Federal Housing Finance Agency and Office of Finance	6	5
Other, net	2	8
Noninterest expense	$58	$61

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits were comparable to prior periods. We had 476 employees as of March 31, 2022, compared to 469 as of March 31, 2021.

Nonpayroll operating expenses were comparable to prior periods as we continue our planned investment in information technology, specifically applications, infrastructure and resiliency.

Federal Housing Finance Agency and Office of Finance expenses consist of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs.

Other, net expenses primarily decreased due to reduced non-qualified defined benefit plan expenses.

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

	Three months ended March 31,
	2022	2021
MPF fees earned	$10	$12
Expenses related to MPF fees earned	9	9

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2021 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended March 31,		Balance remaining in AOCI as of
	2022	2021	March 31, 2022
Net unrealized gain (loss) available-for-sale debt securities	$(218)	$198	$148
Net unrealized gain (loss) cash flow hedges	56	41	45
Postretirement plans	(3)	(5)	(16)
Other comprehensive income (loss)	$(165)	$234	$177

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our AFS portfolio for the three months ended March 31, 2022 was primarily due to an increase in overall market interest rates in 2022. As these securities approach maturity, we expect the net unrealized gains in our AOCI as of March 31, 2022 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges for the three months ended March 31, 2022 was primarily driven by an increase in overall market interest rates in 2022.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of March 31, 2022 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statement of Condition

	March 31, 2022	December 31, 2021
Cash and due from banks, interest bearing deposits, federal funds sold, and securities purchased under agreements to resell	$17,062	$13,167
Investment debt securities	23,071	25,461
Advances	46,907	48,049
MPF Loans held in portfolio, net of allowance for credit losses	9,800	9,843
Other, net of allowance for credit losses	544	434
Assets	$97,384	$96,954

Consolidated obligation discount notes	$26,463	$24,563
Consolidated obligation bonds	62,222	63,373
Other	2,056	2,266
Liabilities	90,741	90,202
Capital stock	2,132	2,149
Retained earnings	4,334	4,261
Accumulated other comprehensive income (loss)	177	342
Capital	6,643	6,752
Total liabilities and capital	$97,384	$96,954
The following is an analysis of the above table and comparisons apply to March 31, 2022 compared to December 31, 2021.

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

In the first quarter of 2022, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities decreased at the end of first quarter 2022 compared to year end 2021 attributable to a reduction in investment in Small Business Administration securities that matured and were not replaced, and a decline in the fair value of our AFS portfolio due to rising market interest rates.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Advances

Advance balances slightly declined at the end of first quarter 2022 compared to year end 2021. We believe many of our depository members continue to experience elevated levels of deposits on their balance sheets that have not been offset by loan demand, while also having access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic. Although these factors continued to limit our depository members’ current need for advances, increased advance borrowing by insurance company members has partially offset the decrease by depository members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline further in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with our former captive insurance company members mature, our total advance levels may decrease. For a discussion of risks relating to our former captive insurance company members, and of risks relating to our advance levels as a result of the COVID-19 pandemic, see Risk Factors starting on page 22 of our 2021 Form 10-K. For details on our advances with our former captive insurance company members, see Note 6 - Advances.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending March 31, 2022, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 54 in our 2021 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.4 billion of total assets. As of March 31, 2022, our overnight liquidity was $17.6 billion or 18% of total assets, giving us an excess overnight liquidity of $14.2 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2022, we had excess liquidity of $41.0 billion to support member deposits.

Liquidity Reserves – As discussed on page 54 in the Liquidity, Funding, & Capital Resources section of our 2021 Form 10-K, FHFA guidance on liquidity (the “Liquidity AB”) requires that we hold positive cash flow assuming no access to the capital markets for a period of between ten to thirty calendar days, and assuming the renewal of all maturing advances. The Liquidity AB also requires the Bank to maintain liquidity reserves between one and 20 percent of our outstanding letter of credit commitments.

In an effort to satisfy our current liquidity requirements, we generally maintain increased balances in short-term or liquid investments. Depending on market conditions, the Liquidity AB may require the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see Risk Factors section starting on page 22 of our 2021 Form 10-K.

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

	MPF Loans Held in Portfolio	Investment Debt Securities
As of March 31, 2022		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,287	$3,475	$288
After one year through five years	3,881	2,682	253
After five years through ten years	2,426	12,308	106
After ten years	2,055	2,969	8
Total	$9,649	$21,434	$655

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see the Risk Factors section starting on page 22 in our 2021 Form 10-K.

Funding

Conditions in Financial Markets

The dominant themes of the first quarter of 2022 were concerns about rising inflation, the announcement by the Federal Open Market Committee (FOMC) to raise the federal funds rate as well as speculation about future FOMC actions, and increased market volatility caused in part by Russia’s invasion of Ukraine. At its January 2022 meeting, the FOMC left the federal funds rate unchanged at a rate between 0% and 0.25%, but indicated that due to improved labor market conditions and higher inflation, it would begin raising the federal funds rate, with expectation that these rate hikes would begin in March 2022. At its meeting in March 2022, the FOMC raised the target for the federal funds rate to a range of 0.25% and 0.50%, as expected, due to improved economic indicators, lower unemployment and concerns about higher inflation. In addition, the FOMC indicated that it would begin to reduce its balance sheet, with the start date to be announced at a subsequent meeting. U.S. Treasury yields finished the first quarter of 2022 significantly higher than prevailing yields at 2021 year end. The U.S. stock market declined in the first quarter of 2022, as the Dow Jones Industrial Average stood at 34,678 points on March 31, 2022 versus 36,338 points on December 31, 2021.

Notwithstanding the easing of restrictive measures, uncertainty remains with respect to the speed and extent to which normal economic and operating conditions can resume, and with the ultimate effect of the COVID-19 pandemic on our workforce, business, financial condition, and results of operations. For a discussion of the risks to the Bank as a result of the COVID-19 pandemic, including risks related to government action in response to the impact of the pandemic, see Risk Factors starting on page 22 of our 2021 Form 10-K.

We maintained ready access to funding throughout the first quarter of 2022.

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

On March 5, 2021, the FCA announced the cessation of the 1 week and 2 month USD LIBOR effective December 31, 2021, and the cessation of the remaining USD LIBOR tenors effective immediately after June 30, 2023. The FCA announced that it would consult whether to require LIBOR’s administrator (the Intercontinental Exchange Benchmark Administration Limited) to publish certain frequently used USD LIBOR tenors on a non-representative, synthetic basis after June 30, 2023. FCA’s announcement constituted an index cessation event under the International Swaps and Derivatives Association's (ISDA) 2020 IBOR Fallbacks Protocol and IBOR Fallbacks Supplement, and as a result, the fallback spread adjustment for derivatives is fixed as of the date of the announcement. We do not have assets indexed to the 1 week and 2 month USD LIBOR, and many of our assets and liabilities are indexed to the remaining USD LIBOR tenors, which will no longer be provided after June 30, 2023.

Additionally, in accordance with a 2019 FHFA supervisory letter, we ceased entering into option embedded advance products that reference LIBOR and ceased purchasing investments that reference LIBOR and matured after December 31, 2021. We also suspended transactions in certain structured advances and advances with terms directly linked to LIBOR and we no longer enter into consolidated obligation bonds and derivatives with swaps, caps, or floors indexed to LIBOR. Further, on July 1, 2021, the FHFA issued an additional supervisory letter setting forth its expectations that the FHLBs should be prudent in their use of non-SOFR based alternative reference rates, and should avoid use of alternative reference rates that are not based on underlying transactions or that introduce further model risk. The letter also requires that an FHLB provide advance notice to its examiner-in-charge of its plans to use a non-SOFR alternative reference rate. For further discussion of the risks related to the replacement of LIBOR, see the Risk Factors section starting on page 22 in our 2021 Form 10-K.

In keeping with ARRC's recommendation and industry developments, the Bank has selected SOFR as its preferred primary replacement rate for investments and advances. We have developed a LIBOR transition action plan and our Asset-Liability Management Committee (ALCO) is the management committee responsible for overseeing the transition from LIBOR. In assessing our current exposure to LIBOR, we developed an inventory of financial instruments impacted and identified contracts that would require adding or adjusting the "fallback" language which provides for contractual alternatives to the use of LIBOR when LIBOR cannot be determined based on the method provided in the agreement. We have amended the terms of certain advance products to include fallback language. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”) was signed into law, with the expectation that the Federal Reserve Board will issue implementing regulations. The LIBOR Act creates a uniform process to incorporate a replacement benchmark rate for LIBOR-indexed contracts that either do not contain a LIBOR fallback provision or contain an insufficient LIBOR fallback provision. As enacted, the Federal Reserve Board will identify a replacement benchmark rate based on SOFR and will include tenor spread adjustments which must be consistent with ISDA's 2020 IBOR Fallbacks Protocol and, for consumer loans, transitioning the spread adjustments to a linear basis over a one-year period. For further discussion of the LIBOR Act, see the Legislative and Regulatory Developments section on page 56.

For over-the-counter derivatives, we adhered to the ISDA 2020 IBOR Fallbacks Protocol. For cleared derivatives, as part of the transition from LIBOR to SOFR, our clearinghouses revised their discounting methodology used to calculate the present value of future cash flows and price alignment on variation margin for USD cleared swaps from the daily effective federal funds rate (EFFR) to SOFR. Both of our clearinghouses have implemented their own unique cash and basis swap compensation mechanisms for market participants to neutralize any value transfer discrepancies from the LIBOR to SOFR conversion. Further, each clearinghouse announced its own proposal for the conversion process of LIBOR-linked cleared derivatives to risk-free rates, which is expected to occur at or shortly before the effective date of LIBOR discontinuation. We continue to monitor the market-wide efforts to address fallback language related to cleared derivatives and investment securities as well as fallback language for new activities and issuances of financial instruments. We continue to assess our operational readiness, including updating our processes and information technology systems to support the transition from LIBOR to SOFR.

Market activity in SOFR-indexed financial instruments continues to increase, including the progression to a SOFR-based derivative market, and we continue to participate in the issuance of SOFR-indexed consolidated bonds. We are using federal funds overnight index swaps (Fed Funds OIS) and SOFR indexed swaps as an interest rate hedging strategy for financial instruments that do not have embedded options, as an alternative to using LIBOR when entering into new derivative transactions. We are offering SOFR-linked advances to our members, and for the three months ended March 31, 2022, have issued $4.2 billion in SOFR-linked advances. For a discussion of risks relating to our use of SOFR-linked consolidated obligations and advances, see Risk Factors starting on page 22 of our 2021 Form 10-K. We also offer Discount Note-index floater advances, which some members have used as alternatives to LIBOR-linked advance products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Variable-Rate Financial Instruments by Interest-Rate Index and LIBOR-Indexed Financial Instruments
We have advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. The following tables present our variable rate financial instruments by interest-rate index at March 31, 2022 and may not include instruments that indirectly incorporate LIBOR or another interest rate index. The tables also do not consider the impact of any fallback language contained in our financial products. ABS and MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of March 31, 2022	Advances	Investments	Consolidated Obligations

Principal amount of variable rate instruments outstanding [a]
LIBOR	$613	$2,757	$—
SOFR	3,187	596	13,560
Treasury	—	104	—
Consolidated obligation yields	18,517	—	—
Other	24	1	—
Total	$22,341	$3,458	$13,560

Overnight, 1 month, 3 month, 6 month and 12-Month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Due in 2022	$283	$—	$—
Due through June 30, 2023	36	—	—
Due thereafter	294	2,757	—
Total	$613	$2,757	$—

Principal amount of SOFR-linked instruments issued YTD through
March 31, 2022	$4,200	$—	$—
a    With respect to advances, includes fixed rate advances that have cap/floor optionality linked to an interest rate index.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our variable rate financial instruments by pay or receive leg and whether cleared or uncleared.

As of March 31, 2022			Derivative Notional Amount Outstanding
			Pay Leg	Receive Leg
Interest rate swaps outstanding
Fixed rate			$36,239	$42,272
LIBOR			2,610	14,862
SOFR			17,935	7,928
OIS			21,727	13,449
Total interest rate swaps			$78,511	$78,511

Breakdown of above LIBOR interest rate swaps by termination date and type	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared
Overnight, 1 month, 3 month, 6 month and 12 month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Terminates in 2022	$550	$726	$58	$484
Terminates through June 30, 2023	452	350	101	252
Terminates thereafter	148	384	4,780	9,187
Total	$1,150	$1,460	$4,939	$9,923

Condensed Statements of Cash Flows

Net cash flows from operating activities

Three months ended March 31,	2022	2021
Net cash provided by (used in) operating activities	$467	$956

In both the first quarters of 2022 and 2021, as financial markets returned to normal, the majority of our operating cash inflows were related to cash received from clearinghouses to settle market-to market positions; these inflows reversed the $1.9 billion of cash outflows we experienced in the first quarter of 2020 due to market volatility as a result of the COVID-19 pandemic.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Net cash flows from investing activities with significant activity

Three months ended March 31,	2022	2021
Liquid assets consisting of interest bearing deposits, federal funds sold, and securities purchased under agreements to resell	$(3,909)	$3,735
Investment debt securities	1,161	1,811
Advances	424	(679)
MPF Loans held in portfolio	29	112
Other	(4)	(3)
Net cash provided by (used in) investing activities	$(2,299)	$4,976

Our investing activities consist predominantly of investments in liquid assets, investment debt securities, advances, and MPF Loans held in portfolio. The reasons for the changes in net cash provided by (used in) investing activities and changes in allocation within investing activities are discussed below for the three months ended March 31, unless otherwise stated.

•The cash flows relating to our liquid assets fluctuate depending on the needs of our members, our investing strategy, the economic environment, and/or regulatory requirements. We maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•In 2022 our net cash inflows from investment debt securities is attributable to a reduction in investment in Small Business Administration securities that matured and were not replaced. In 2021 our net cash inflows is primarily due to Treasury securities that matured and were not replaced.

•In 2022 our net cash inflows from advances resulted from a slight decrease in outstanding advances. We believe many of our depository members continue to experience elevated levels of deposits on their balance sheets that have not been offset by loan demand, while also having access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic. Although these factors continued to limit our depository members’ current need for advances, increased advance borrowing by insurance company members has partially offset the decrease by depository members. In 2021 our net cash outflow for advances resulted from an increase in advance borrowing by insurance company members that more than offset reduced depository member demand for funding.

•In both 2022 and 2021 our net cash inflows from MPF Loans held in portfolio was due to new-acquisition volume that was outpaced by paydown and maturity activity.

Net cash flows from financing activities with significant activity

Three months ended March 31,	2022	2021
Consolidated obligation discount notes	$1,895	$(3,384)
Consolidated obligation bonds	234	(2,156)
Other	(311)	(138)
Net cash provided by (used in) financing activities	$1,818	$(5,678)

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the three months ended March 31, unless otherwise stated.

•In 2022 our cash inflows from both discount notes and bonds reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above, with a relative increased mix of bonds to align with advantageous funding opportunities. In 2021 our cash outflows on both discount notes and bonds was due to a reduction in our debt financing to match the overall decline in assets as discussed in investing activities above.

•The change in Other primarily reflects changes in member deposits at our Bank. In 2022, members withdrew a larger amount of deposits compared to 2021.

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

Additionally, for MPF on-balance sheet products (which includes MPF Original, MPF 125, MPF 35, and MPF Government loans), the activity stock requirement is 2% of the principal loan amount sold into new master commitments. Under the Capital Plan, the range within which our Board may adjust this requirement is between 0% and 5%. For letters of credit, the activity stock requirement is 0.10% of the notional amount of all new letters of credit issued, and all existing letters of credit renewed, extended or increased. Under the Capital Plan, the range for the letter of credit activity stock requirement is 0.10% to 2%.

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

Membership stock requirements are recalculated annually, whereas the activity stock requirement and any automatic conversion of Class B2 membership stock to Class B1 activity stock related to activity continue to apply on a daily basis.

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

For details on our capital stock requirements under our capital plan for year-end 2021, see Capital Resources on page 62 of our 2021 Form 10-K. Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

For details on our minimum regulatory capital requirements see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the condensed financial statements in this Form 10-Q, and Minimum Capital Requirements in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements of our 2021 Form 10-K.

Reduced Capitalization Advance Program (RCAP)

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At March 31, 2022, RCAP advances outstanding total $21.0 billion to 341 members compared to $20.6 billion to 351 members at December 31, 2021. The advances issued through our COVID-19 relief and recovery programs are all RCAP advances. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Repurchase of Excess Capital Stock

Members may request repurchase of excess capital stock on any business day. Additionally, on a monthly basis, the Bank will repurchase excess capital stock held by each member or former member that exceeds certain thresholds set by the Bank. All repurchases of excess capital stock, including any future monthly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices. For details on the financial and capital thresholds relating to repurchases, see Repurchase of Excess Capital Stock on page 66 of our 2021 Form 10-K.
Capital Amounts

The following table reconciles our capital reported in our Condensed Statements of Condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in other liabilities in our Condensed Statements of Condition.

	March 31, 2022	December 31, 2021
Capital Stock	$2,132	$2,149
Mandatorily redeemable capital stock (MRCS) recorded as a liability	300	247
Regulatory capital stock	2,432	2,396
Retained earnings	4,334	4,261
Regulatory capital	$6,766	$6,657

Capital stock	$2,132	$2,149
Retained earnings	4,334	4,261
Accumulated other comprehensive income (loss)	177	342
GAAP capital	$6,643	$6,752

Accumulated other comprehensive income (loss) in the above table consists of changes in market value of various balance sheet accounts where the change is not recorded in earnings but is instead recorded in equity capital as the income (loss) is not yet realized. For details on these changes please see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On April 28, 2022, our Board of Directors declared a 5.125% dividend (annualized) for Class B1 activity stock and a 2.125% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2022. This dividend totaled $27 million (recorded as $24 million dividends on capital stock and $3 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on May 12, 2022.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend payment remains subject to declaration by our Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information on our Retained Earnings and Dividend Policy, see the discussion below.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements of our 2021 Form 10-K.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Retained Earnings and Dividend Policy

Our Board of Directors has adopted a Retained Earnings and Dividend Policy (the “Policy”) which, as last updated in March 2022, provides the Bank with guidelines for establishing adequate retained earnings to create long-term value for members and paying dividends that achieve the Bank’s objectives.

Specifically, the Policy requires the Bank to monitor retained earnings compared to a retained earnings target on a quarterly basis to determine the appropriate level of retained earnings, any dividend payments, and/or any other capital activities. The retained earnings target has two components: risk and regulatory retained earnings requirements (which determines the amount of retained earnings the Bank needs to manage risks, maintain shareholder value, and meet regulatory requirements) and a desired corridor of retained earnings requirement (which assesses the amount of retained earnings the Bank desires to have to maintain the scale of the Bank).

Under the Policy, the Board may, but is not required to, declare a dividend out of net income (with certain adjustments as described below) and/or retained earnings after consideration of the retained earnings target and the Board’s and management's assessment of the current adequacy of retained earnings. For these purposes, adjusted net income is net income resulting directly from certain business activities, excluding income from such activities as advance prepayments, transfers of debt to other FHLBs, and gains/losses resulting from certain hedging practices.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Credit Risk Management

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our members' overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information please see Credit Risk starting on page 69 in our 2021 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $47.3 billion were advances (par value) and $11.2 billion were letters of credit at March 31, 2022, compared to $47.7 billion and $11.3 billion at December 31, 2021.

	March 31, 2022			December 31, 2021
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	542	$58,414	$134,444	545	$58,542	$131,923
4	7	334	482	6	464	611
5	5	26	33	7	30	44
Total	554	$58,774	$134,959	558	$59,036	$132,578

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

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by our ability to recover losses from PMI, Recoverable CE Fees, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. For further details see Loss Structure for Credit Risk Sharing Products on page 9 of our 2021 Form 10-K, and Credit Risk Exposure and Setting Credit Enhancement Levels starting on page 72 of our 2021 Form 10-K.

Under our MPF Program for conventional loans held in our portfolio, the loan payment forbearance offered to borrowers impacted by the COVID-19 pandemic allows a borrower to defer loan payments for up to a total cumulative forbearance period of 24 months.

For Government Loans held in our portfolio, the forbearance plan requirements of the insuring or guarantying agency must be followed. For MPF Xtra loans that are serviced by PFIs or a servicing aggregator approved by the MPF Program, Fannie Mae’s forbearance plan requirements must be followed, which allows a borrower to defer loan payments for up to a total cumulative forbearance period of 18 months.

Borrowers who are in existing forbearance plans are evaluated for reinstatement, repayment, deferment, permanent loan modification, or liquidation options, as appropriate for their situation.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product, to third party investors under the MPF Direct Product, and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or indemnify us for related losses or request indemnification from the PFI’s MPF Bank. Of these three products, our MPF Xtra product is our most popular, and during the three months ended March 31, 2022 and 2021, we purchased and concurrently delivered $0.6 billion and $2.6 billion, respectively, in unpaid principal balance of these loans to Fannie Mae.

For additional details on our mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached, see Mortgage Repurchase Risk on page 74 in our 2021 Form 10-K.

Investment Debt Securities

We hold a variety of investment debt securities, mostly government backed or insured securities, and we believe these investments are currently low risk. Except for an immaterial amount, all are rated at least AA and there were no material changes in the credit ratings of these securities since December 31, 2021. For further details see Investment Debt Securities on page 77 in our 2021 Form 10-K.

Unsecured Short-Term Investments

See Unsecured Short-Term Investments on page 79 in our 2021 Form 10-K for further details on our unsecured short-term investments as well as policies and procedures to limit and monitor our unsecured credit risk exposure.

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

As of March 31, 2022	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$855	$855
Foreign commercial banks - federal funds sold:
Australia	—	1,000	1,000
Canada	—	2,175	2,175
Finland	406	—	406
Netherlands	—	350	350
Sweden	—	500	500
Total unsecured credit exposure	$406	$4,880	$5,286

All $5.286 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of March 31, 2022
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$—	$1	$—	$1
Overcollateralized liability positions -
Bilateral derivatives -
A	(515)	539	—	24
BBB	(631)	650	—	19
Cleared derivatives	(58)	—	623	565
Nonmember counterparties	(1,204)	1,190	623	609
CO bond firm commitments	(1)	16	—	15
Member counterparties	2	—	—	2
Total	$(1,203)	$1,206	$623	$626
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

Adjustable Interest Rate (LIBOR) Act

On March 15, 2022, President Biden signed into law the Economic Continuity and Stability Act, which includes the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). The LIBOR Act addresses certain issues of contractual uncertainty arising from the phase out of the publication of LIBOR, which issues are discussed in LIBOR Transition on page 46. The LIBOR Act provides a national, uniform approach to legacy contracts without adequate fallback provisions commencing from the LIBOR replacement date of June 30, 2023 or such other date as the Federal Reserve Board may designate. For relevant contracts, the LIBOR Act will automatically impose a rate selected by the Federal Reserve Board based upon the secured overnight financing rate (“SOFR”) including any applicable tenor spread adjustment. The legislation also includes a safe harbor against liability for parties with contractual discretion who choose the Federal Reserve Board's SOFR-based rate to replace LIBOR. Notwithstanding enactment of the LIBOR Act, the contractual consequences of LIBOR cessation for some existing LIBOR-indexed instruments may still be unclear. Accordingly, the Bank continues to take steps to mitigate the risks that arise from the phase out of LIBOR.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions.

On February 25, 2022, the Financial Industries Regulatory Authority (“FINRA”) extended the implementation date of its amendments to FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions until October 26, 2022. Once the margining requirements are effective, the Bank may be required to collateralize its transactions that are covered agency transactions, which include to be announced transactions (“TBAs”). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. We do not expect this rule to have a material effect on our financial condition or results of operations.

Proposed SEC Rule on Climate-related Disclosures.

On March 21, 2022, the SEC issued a proposed rule on climate-related disclosures that would require the Bank to expand the breadth, specificity and rigor of climate-related disclosures in its periodic reports. More specifically, the proposed rule would require the Bank to disclose its:

•direct and certain indirect greenhouse gas emissions;
•climate transition plan, climate-related targets and goals, and progress toward any such plan, targets, or goals;
•climate-related risks over various time horizons and their impacts;
•climate-related financial statement metrics and related information, both qualitative and quantitative, in the notes to the Bank’s financial statements; and
•corporate governance of climate-related risks and risk management processes.

Under the propose rule, compliance would be phased in, with the Bank becoming subject to certain disclosure requirements for its annual report for fiscal year 2024 and additional disclosure requirements for its annual report for fiscal year 2025.

We continue to review the proposed rule, but expect that it would result in increased costs and complexity associated with the Bank’s SEC reporting. While the Bank is unable to quantify the anticipated costs at this time, the Bank expects that compliance would require operational enhancements impacting many aspects of the Bank’s business. The Bank is unable to predict at this time whether the SEC will finalize the proposed rule, the extent to which any final rule will deviate from the proposed rule and the extent to which the Bank would be required to comply with any final rule.

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

	March 31, 2022		December 31, 2021
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$26	$(450)	$487	$(450)
-100 bp	(8)	(200)	(44)	(200)
-50 bp	17	(90)	(19)	(90)
-25 bp	9	(45)	(11)	(45)
+25 bp	(11)	(45)	(11)	(45)
+50 bp	(21)	(90)	(28)	(90)
+100 bp	(46)	(200)	(75)	(200)
+200 bp	(103)	(450)	(181)	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of March 31, 2022	As of December 31, 2021
Yield Curve Risk	$4	$4
Option Risk
Implied Volatility	5	5
Basis Risk
Spread to Swap Curve	(6)	(12)

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

As of March 31, 2022, our sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $5 million, unchanged from $5 million at December 31, 2021. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

The following table presents the duration of equity reported by us to the FHFA in accordance with the FHFA's guidance, which prescribes that down and up interest-rate shocks equal 200 basis points. The results are shown by duration of equity in years. We continue to monitor impacts of the COVID-19 pandemic and inflation trends on the markets and the economy which may impact our mortgage prepayment speed projections and duration of equity in 2022.

	Duration of equity in years
Scenario as of	March 31, 2022	December 31, 2021
Down 200 bps	-1.4	1.1
Base	0.6	0.4
Up 200 bps	0.8	1.5

As of March 31, 2022, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $431 million, and our market value of equity to book value of equity ratio was 106%, compared to $458 million and 107% at December 31, 2021. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the condensed financial statements.

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 88 of our 2021 Form 10-K.

Federal Home Loan Bank of Chicago

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank's financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section starting on page 22 in our 2021 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	May 10, 2022		(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 10, 2022		(Principal Financial Officer and Principal Accounting Officer)