Form 10-Q
period 2022-06-30
Federal Home Loan Bank of Chicago
filed 2022-08-09
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, including mandatorily redeemable capital stock, registrant had 27,179,010 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$49	$45
Interest bearing deposits	855	855
Federal funds sold	5,335	3,527
Securities purchased under agreements to resell	14,745	8,740
Investment debt securities -
Trading, 616 and 645 pledged	951	954
Available-for-sale, 18,639 and 22,340 amortized cost	18,625	22,706
Held-to-maturity, 1,206 and 1,832 fair value	1,206	1,801
Investment debt securities	20,782	25,461
Advances, 1,597 and 1,173 carried at fair value	52,811	48,049
MPF Loans held in portfolio, net of (5) and (5) allowance for credit losses	9,953	9,843
Derivative assets	127	14
Other assets, 86 and 104 carried at fair value	497	420
net of (7) and (7) allowance for credit losses
Assets	$105,154	$96,954

Liabilities
Deposits -
Demand and overnight - noninterest bearing	$127	$205
Demand and overnight - interest bearing, 10 and 11 from other FHLBs	528	829
Deposits	655	1,034
Consolidated obligations, net -
Discount notes, 865 and — carried at fair value	31,525	24,563
Bonds, 661 and 665 carried at fair value	64,519	63,373
Consolidated obligations, net	96,044	87,936
Derivative liabilities	152	32
Affordable Housing Program assessment payable	88	85
Mandatorily redeemable capital stock	273	247
Other liabilities	1,056	868
Liabilities	98,268	90,202
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 17 and 14 million shares issued and outstanding	1,672	1,409
Class B2 membership stock, 8 and 7 million shares issued and outstanding	773	740
Capital stock - putable, $100 and $100 par value per share	2,445	2,149
Retained earnings - unrestricted	3,661	3,558
Retained earnings - restricted	740	703
Retained earnings	4,401	4,261
Accumulated other comprehensive income (loss) (AOCI)	40	342
Capital	6,886	6,752
Liabilities and capital	$105,154	$96,954

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

Three months ended June 30,	Six months ended June 30,
2022	2021	2022	2021
Interest income	$357	$225	$584	$417
Interest expense	203	72	275	154
Net interest income	154	153	309	263
Provision for (reversal of) credit losses	—	1	1	1
Net interest income after provision for (reversal of) credit losses	154	152	308	262

Noninterest income -
Trading securities	1	(13)	(2)	(31)
Derivatives	17	(13)	46	7
Instruments held under the fair value option	(18)	3	(46)	(26)
MPF fees,	6	,	6	,	12	and	13	from other FHLBs	9	13	19	25
Other, net	(4)	—	(2)	2
Noninterest income (loss)	5	(10)	15	(23)

Noninterest expense -
Compensation and benefits	28	25	57	53
Nonpayroll operating expenses	24	20	45	40
Federal Housing Finance Agency and Office of Finance	4	3	10	8
Other, net	2	7	4	15
Noninterest expense	58	55	116	116

Income before assessments	101	87	207	123

Affordable Housing Program assessment	10	9	21	13

Net income	$91	$78	$186	$110

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$91	$78	$186	$110

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(162)	54	(380)	252
Net unrealized gain (loss) cash flow hedges	25	(9)	81	32
Postretirement plans	—	1	(3)	(4)
Other comprehensive income (loss)	(137)	46	(302)	280

Comprehensive income	$(46)	$124	$(116)	$390

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
March 31, 2022	13	$1,334	8	$798	$3,612	$722	$177	$6,643
Comprehensive income					73	18	(137)	(46)
Issuance of capital stock	6	560	—	16				576
Repurchases of capital stock	—	—	(2)	(262)				(262)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	—				(1)
Transfers between classes of capital stock	(2)	(221)	2	221
Cash dividends - class B1 annualized rate and amount		5.13%			(22)			(22)
Cash dividends - class B2 annualized rate and amount				2.13%	(2)			(2)
Total change in period, excl. cumulative effect	4	338	—	(25)	49	18	(137)	243
June 30, 2022	17	$1,672	8	$773	$3,661	$740	$40	$6,886

March 31, 2021	13	$1,312	7	$707	$3,428	$654	$441	$6,542
Comprehensive income					62	16	46	124
Issuance of capital stock	1	92	—	13				105
Repurchases of capital stock	—	—	(1)	(112)				(112)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(5)				(5)
Transfers between classes of capital stock	(1)	(121)	1	121
Cash dividends - class B1 annualized rate and amount		5.00%			(19)			(19)
Cash dividends - class B2 annualized rate and amount				2.00%	(2)			(2)
Total change in period, excl. cumulative effect	—	(29)	—	17	41	16	46	91
June 30, 2021	13	$1,283	7	$724	$3,469	$670	$487	$6,633

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2021	14	$1,409	7	$740	$3,558	$703	$342	$6,752
Comprehensive income					149	37	(302)	(116)
Issuance of capital stock	9	847	—	16				863
Repurchases of capital stock	—	—	(4)	(510)				(510)
Capital stock reclassed to mandatorily redeemable capital stock liability	(1)	(55)	—	(2)				(57)
Transfers between classes of capital stock	(5)	(529)	5	529
Cash dividends - class B1 annualized rate and amount		5.07%			(42)			(42)
Cash dividends - class B2 annualized rate and amount				2.07%	(4)			(4)
Total change in period excl. cumulative effect	3	263	1	33	103	37	(302)	134
June 30, 2022	17	$1,672	8	$773	$3,661	$740	$40	$6,886

December 31, 2020	13	$1,257	8	$753	$3,424	$648	$207	$6,289
Comprehensive income					88	22	280	390
Issuance of capital stock	2	260	—	13				273
Repurchases of capital stock	—	—	(3)	(270)				(270)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	(5)				(6)
Transfers between classes of capital stock	(2)	(233)	2	233
Cash dividends - class B1 annualized rate and amount		5.00%			(38)			(38)
Cash dividends - class B2 annualized rate and amount				2.00%	(5)			(5)
Total change in period excl. cumulative effect	—	26	(1)	(29)	45	22	280	344
June 30, 2021	13	$1,283	7	$724	$3,469	$670	$487	$6,633

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Six months ended June 30,	2022	2021
Operating	Net cash provided by (used in) operating activities	$1,065	$296
Investing	Net change federal funds sold	(1,808)	(650)
	Net change securities purchased under agreements to resell	(6,005)	(1,625)
	Trading debt securities -
	Proceeds from maturities and paydowns	1	1,751
	Available-for-sale debt securities -
	Sales	—	20
	Proceeds from maturities and paydowns	4,046	259
	Purchases	(1,887)	(759)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	2,156	1,239
	Purchases	(1,561)	(1,239)
	Advances -
	Principal collected	243,750	247,898
	Issued	(249,574)	(247,793)
	MPF Loans held in portfolio -
	Principal collected	750	1,890
	Purchases	(886)	(1,662)
	Other investing activities	(8)	(7)
	Net cash provided by (used in) investing activities	(11,026)	(678)
Financing	Net change deposits, (1) and — from other FHLBs	(379)	(161)
	Discount notes -
	Net proceeds from issuance	435,410	300,754
	Payments for maturing and retiring	(428,474)	(303,665)
	Consolidated obligation bonds -
	Net proceeds from issuance	12,781	21,133
	Payments for maturing and retiring	(9,649)	(20,704)
	Capital stock -
	Proceeds from issuance	863	273
	Repurchases	(510)	(270)
	Cash dividends paid	(46)	(43)
	Other financing activities	(31)	(36)
	Net cash provided by (used in) financing activities	9,965	(2,719)
	Net increase (decrease) in cash and due from banks	4	(3,101)
	Cash and due from banks at beginning of period	45	3,541
	Cash and due from banks at end of period	$49	$440

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

Refer to the Glossary of Terms starting on page 60 for the definitions of certain terms used herein.

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

Also during March 2022, the FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures to eliminate the recognition and measurement guidance for troubled debt restructurings for creditors that have adopted Current Expected Credit Losses (CECL) methodology. The ASU also requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty and requires the presentation of gross write-offs by year of origination. This ASU is effective starting January 1, 2023, with early adoption permitted. The Bank is evaluating the impact of adoption of this ASU.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest income -

Trading	$—	$13	$—	$34

Available-for-sale interest income	81	74	109	95
Available-for-sale prepayment fees	5	—	41	—
Available-for-sale	86	74	150	95

Held-to-maturity	7	7	14	15

Investment debt securities	93	94	164	144

Advances interest income	168	60	245	131
Advances prepayment fees	1	7	11	12
Advances	169	67	256	143

MPF Loans held in portfolio	69	60	134	123
Federal funds sold	15	1	17	2
Securities purchased under agreements to resell	6	—	7	1
Interest earning deposits	4	1	5	1
Other	1	2	1	3

Interest income	357	225	584	417

Interest expense -

Consolidated obligations -
Discount notes	51	10	63	25
Bonds	147	59	203	123

Other	5	3	9	6

Interest expense	203	72	275	154

Net interest income	$154	$153	$309	$263

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	June 30, 2022	December 31, 2021
U.S. Government & other government related	$947	$948
MBS
GSE	4	6
Trading debt securities	$951	$954

The following table presents our gains and losses on trading debt securities recorded in Noninterest Income - Other, net.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net unrealized gains (losses) on securities held at period end	$1	$(9)	$(2)	$(11)
Net realized gains (losses) on securities sold/matured during the period	—	(4)	—	(20)
Net gains (losses) on trading debt securities	$1	$(13)	$(2)	$(31)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of June 30, 2022
U.S. Government & other government related	$1,292		$2	$(89)	$1,205
State or local housing agency	8		—	—	8
FFELP ABS	2,468		81	(10)	2,539
MBS
GSE	14,723		92	(92)	14,723
Government guaranteed	148		2	—	150
Available-for-sale debt securities	$18,639		$177	$(191)	$18,625

As of December 31, 2021
U.S. Government & other government related	$4,659		$34	$(12)	$4,681
State or local housing agency	8		1	—	9
FFELP ABS	2,642		130	—	2,772
MBS
GSE	14,849		234	(26)	15,057
Government guaranteed	182		5	—	187
Available-for-sale debt securities	$22,340		$404	$(38)	$22,706
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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of June 30, 2022
U.S. Government & other government related	$953		$—	$(8)	$945
MBS
GSE	184		8	—	192
Government guaranteed	60		—	—	60
Other	9		—	—	9
Held-to-maturity debt securities	$1,206		$8	$(8)	$1,206

As of December 31, 2021
U.S. Government & other government related	$1,506		$11	$—	$1,517
MBS
GSE	214		19	—	233
Government guaranteed	71		1	—	72
Other	10		—	—	10
Held-to-maturity debt securities	$1,801		$31	$—	$1,832
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

	Available-for-Sale		Held-to-Maturity
As of June 30, 2022	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non FFELP ABS/MBS Year of Maturity -
Due in one year or less	$—	$—	$710	$709
Due after one year through five years	6	6	21	20
Due after five years through ten years	419	395	222	216
Due after ten years	875	812	—	—
FFELP ABS and MBS	17,339	17,412	253	261
Total debt securities	$18,639	$18,625	$1,206	$1,206

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of June 30, 2022
U.S. Government & other government related	$906	$(53)	$238	$(36)	$1,144	$(89)
State or local housing agency	5	—	—	—	5	—
FFELP ABS	390	(10)	—	—	390	(10)
MBS
GSE	4,719	(74)	246	(18)	4,965	(92)
Government guaranteed	11	—	—	—	11	—
Available-for-sale debt securities	$6,031	$(137)	$484	$(54)	$6,515	$(191)

As of December 31, 2021
U.S. Government & other government related	$3,764	$(12)	$—	$—	$3,764	$(12)
MBS
GSE	1,549	(23)	54	(3)	1,603	(26)
Available-for-sale debt securities	$5,313	$(35)	$54	$(3)	$5,367	$(38)

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

As of June 30, 2022	Par Value Amount		Weighted Average Contractual Interest Rate
Due in one year or less	$21,261		1.50%
One to two years	9,851	[a]	1.30%
Two to three years	7,284	[a]	1.31%
Three to four years	3,019		1.40%
Four to five years	3,965		1.83%
Five to fifteen years	7,644		1.75%
More than fifteen years	507		5.13%
Total	$53,531		1.53%
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

As of	June 30, 2022	December 31, 2021
Par value	$53,531	$47,708
Fair value hedging adjustments	(763)	227
Other adjustments	43	114
Advances	$52,811	$48,049

The following advance borrowers exceeded 10% of our advances outstanding.

As of June 30, 2022	Par Value		% of Total Outstanding
JPMorgan Chase Bank NA	$11,000	[a]	20.5%
BMO Harris Bank NA	5,500		10.3%
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

As of	June 30, 2022	December 31, 2021
Medium term (15 years or less)	$1,591	$1,653
Long term (greater than 15 years)	8,218	8,031
Unpaid principal balance	9,809	9,684
Net premiums, credit enhancement, and/or deferred loan fees	166	174
Fair value hedging and delivery commitment basis adjustments	(17)	(10)
MPF Loans held in portfolio, before allowance for credit losses	9,958	9,848
Allowance for credit losses on MPF Loans	(5)	(5)
MPF Loans held in portfolio, net	$9,953	$9,843
Conventional mortgage loans	$8,996	$8,845
Government Loans	813	839
Unpaid principal balance	$9,809	$9,684

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

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses for MPF Loans.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2022	2021	2022	2021

Allowance for MPF credit losses beginning balance	$5	$3	$5	$3
MPF credit losses charged-off	—	(2)	(1)	(2)
Provision for (reversal of) MPF for credit losses	—	1	1	1
Allowance for MPF credit losses ending balance	$5	$3	$5	$3

Allowance for Credit Losses on Community First® Fund (the Fund)

As of June 30, 2022 we had $47 million in Fund loans outstanding compared to $45 million at December 31, 2021, recorded in Other assets in our Condensed Statements of Condition.

As of June 30, 2022, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2022	2021	2022	2021
Allowance for Fund loan credit losses beginning balance	$7	$7	$7	$7
Allowance for Fund loan credit losses ending balance	$7	$7	$7	$7

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	June 30, 2022			December 31, 2021
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2018 to 2022	Prior to 2018	Total	2017 to 2021	Prior to 2017	Total
Past due 30-59 days	$28	$17	$45	$23	$18	$41
Past due 60-89 days	5	5	10	8	6	14
Past due 90 days or more	21	27	48	43	30	73
Past due	54	49	103	74	54	128
Current	7,938	1,093	9,031	7,883	987	8,870
Total outstanding	$7,992	$1,142	$9,134	$7,957	$1,041	$8,998

As of	June 30, 2022			December 31, 2021
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$23	$7	$30	$6	$3	$9
Serious delinquency rate	0.55%	2.00%	0.67%	0.82%	2.33%	0.95%
Past due 90 days or more and still accruing interest	$3	$14	$17	$30	$19	$49
Loans on nonaccrual status	50	—	50	47	—	47
Loans on nonaccrual status with no allowance for credit losses	15	—	15	11	—	11

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	June 30, 2022	December 31, 2021
MPF Loans held in portfolio	$44	$45
HTM securities	5	4
AFS securities	59	—
Interest bearing deposits	1	—
Securities purchased under agreements to resell	1	—
Advances	61	34
Accrued interest receivable	$171	$83

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. As of June 30, 2022, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value in our 2021 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into on or after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). We pledged no investment securities on our bilateral derivative transactions (that can be sold or repledged by our counterparty) as of June 30, 2022.

For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been immaterial at June 30, 2022.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2021 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $616 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at June 30, 2022. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at June 30, 2022.

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

As of	June 30, 2022			December 31, 2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$79,172	$677	$2,030	$70,321	$58	$466
Derivatives not in hedge accounting relationships-
Interest rate contracts	4,711	12	31	2,772	10	59
Mortgage delivery commitments	390	1	1	625	2	2
Other	128	1	—	148	—	—
Derivatives not in hedge accounting relationships	5,229	14	32	3,545	12	61
Gross derivative amount before netting adjustments and cash collateral	$84,401	691	2,062	$73,866	70	527
Netting adjustments and cash collateral		(564)	(1,910)		(56)	(495)
Derivatives on Condensed Statements of Condition		$127	$152		$14	$32
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$1,601			$447
Cash collateral received and related accrued interest	256			8

The following table presents the noninterest income - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2022	2021	2022	2021
Economic hedges -
Interest rate contracts	$15	$(11)	$42	$16
Mortgage delivery commitments	(3)	1	(8)	(12)
Other	6	(3)	13	3
Economic hedges	18	(13)	47	7
Variation margin on daily settled cleared derivatives	(1)	—	(1)	—
Noninterest income - Derivatives and hedging activities	$17	$(13)	$46	$7

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

	Derivative Assets
	As of June 30, 2022			As of December 31, 2021
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$632	$58	$690	$61	$7	$68
Netting adjustments and cash collateral	(506)	(58)	(564)	(49)	(7)	(56)
Derivatives with legal right of offset - net	126	—	126	12	—	12
Derivatives without legal right of offset	1	—	1	2	—	2
Derivatives on Condensed Statements of Condition	127	—	127	14	—	14
Net amount	$127	$—	$127	$14	$—	$14

	Derivative Liabilities
	As of June 30, 2022			As of December 31, 2021
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,876	$185	$2,061	$495	$30	$525
Netting adjustments and cash collateral	(1,852)	(58)	(1,910)	(487)	(8)	(495)
Derivatives with legal right of offset - net	24	127	151	8	22	30
Derivatives without legal right of offset	1	—	1	2	—	2
Derivatives on Condensed Statements of Condition	25	127	152	10	22	32
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	127	127	—	22	22
Net amount	$25	$—	$25	$10	$—	$10

At June 30, 2022 and December 31, 2021, we had $489 million and $622 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of June 30, 2022 we did not have any active fair value hedges on our MPF Loans.

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$597	$(644)	$(47)	$(354)	$310	$(44)
Advances	325	(316)	9	(124)	77	(47)
Consolidated obligation bonds	(543)	595	52	135	(76)	59
Total	$379	$(365)	$14	$(343)	$311	$(32)

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$1,472	$(1,611)	$(139)	$381	$(521)	$(140)
Advances	978	(990)	(12)	212	(298)	(86)
Consolidated obligation bonds	(1,818)	1,967	149	(70)	176	106
Other	—	—	—	—	(1)	(1)
Total	$632	$(634)	$(2)	$523	$(644)	$(121)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of June 30, 2022	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$14,270	$(1,247)	$392	$(855)
Advances	15,847	(765)	2	(763)
Consolidated obligation bonds	44,446	(2,162)	(14)	(2,176)
Other	233	—	5	5

As of December 31, 2021
Available-for-sale securities	$14,412	$335	$421	$756
Advances	19,720	225	2	227
Consolidated obligation bonds	36,335	(192)	(16)	(208)
Other	265	—	6	6

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

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 8 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were immaterial as of June 30, 2022. We are not using the cash flow hedge strategy for new transactions at this time, as we used LIBOR as the benchmark interest rate for cash flow hedges and we are not entering into new LIBOR-linked transactions.

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

	Three months ended June 30, 2022		Three months ended June 30, 2021
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$22	$(2)	$(14)	$(4)
Bonds	—	(1)	—	(1)
Total	$22	$(3)	$(14)	$(5)

	Six months ended June 30, 2022		Six months ended June 30, 2021
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$74	$(6)	$23	$(8)
Bonds	—	(1)	—	(1)
Total	$74	$(7)	$23	$(9)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2022	December 31, 2021
Consolidated obligation discount notes - carrying amount	$31,525	$24,563
Consolidated obligation discount notes - principal amount	31,602	24,565
Weighted Average Interest Rate	1.32%	0.05%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of June 30, 2022	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$19,209	1.52%	$57,243
One to two years	8,267	1.13%	4,382
Two to three years	10,868	1.25%	2,554
Three to four years	8,474	1.03%	617
Four to five years	9,570	1.51%	1,177
Thereafter	10,347	1.83%	762
Total par value	$66,735	1.41%	$66,735

The following table presents consolidated obligation bonds outstanding by call feature.

As of	June 30, 2022	December 31, 2021
Noncallable	$17,420	$24,516
Callable	49,315	39,087
Par value	66,735	63,603
Fair value hedging adjustments	(2,175)	(208)
Other adjustments	(41)	(22)
Consolidated obligation bonds	$64,519	$63,373

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2022, and December 31, 2021. See Note 16 - Commitments and Contingencies in our 2021 Form 10-K for further details.

	June 30, 2022			December 31, 2021
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$468,699	$413,782	$882,481	$441,936	$210,926	$652,862
FHLB Chicago as primary obligor	66,735	31,602	98,337	63,603	24,565	88,168
As a percent of the FHLB System	14%	8%	11%	14%	12%	14%

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

As of	June 30, 2022		December 31, 2021
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$4,206	$7,119	$3,878	$6,656
Total regulatory capital ratio	4.00%	6.77%	4.00%	6.87%
Leverage capital	$5,258	$10,678	$4,848	$9,984
Leverage capital ratio	5.00%	10.16%	5.00%	10.30%
Risk-based capital	$1,436	$7,119	$1,297	$6,656

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

None of our members (including any successor) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of June 30, 2022.

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On July 28, 2022 our Board of Directors declared a 5.750% dividend (annualized) for Class B1 activity stock and a 2.375% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2022. This dividend totaled $33 million (recorded as $29 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on August 15, 2022. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Net Unrealized - Cash Flow Hedges
	Available-for-sale Debt Securities		Post - Retirement Plans	Total in AOCI
Three months ended June 30, 2022
Beginning balance	$148	$45	$(16)	$177
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(162)	22	—	(140)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	3		3
Ending balance	$(14)	$70	$(16)	$40
Three months ended June 30, 2021
Beginning balance	$490	$(24)	$(25)	$441
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	55	(14)	—	41
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	(1)	5		4
Noninterest expense			1	1
Ending balance	$544	$(33)	$(24)	$487

Six months ended June 30, 2022
Beginning balance	$366	$(11)	$(13)	$342
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(380)	74	(4)	(310)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	7		7
Noninterest expense			1	1
Ending balance	$(14)	$70	$(16)	$40
Six months ended June 30, 2021
Beginning balance	$292	$(65)	$(20)	$207
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	253	23	(10)	266
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	(1)	9		8
Noninterest expense			6	6
Ending balance	$544	$(33)	$(24)	$487

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
June 30, 2022
Carried at amortized cost
Cash and due from banks and interest bearing deposits	$904	$904	$904
Federal funds sold and securities purchased under agreements to resell	20,080	20,080		$20,080
Held-to-maturity debt securities	1,206	1,206		1,197	$9
Advances	51,214	51,253		51,253
MPF Loans held in portfolio, net	9,946	9,190		9,180	10
Other assets	171	171		171
Carried at fair value on a recurring basis
Trading debt securities	951	951		951
Available-for-sale debt securities	18,625	18,625		18,625
Advances	1,597	1,597		1,597
Derivative assets	127	127		691		$(564)
Other assets	86	86		86
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7			7
Financial assets	104,914	$104,197	$904	$103,831	$26	$(564)
Other non financial assets	240
Assets	$105,154

Carried at amortized cost
Deposits	$(655)	$(655)		$(655)
Consolidated obligation discount notes	(30,660)	(30,654)		(30,654)
Consolidated obligation bonds	(63,858)	(62,486)		(62,486)
Mandatorily redeemable capital stock	(273)	(273)	$(273)
Other liabilities	(177)	(177)		(177)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(865)	(865)		(865)
Consolidated obligation bonds	(661)	(661)		(661)
Derivative liabilities	(152)	(152)		(2,062)		$1,910
Financial liabilities	(97,301)	$(95,923)	$(273)	$(97,560)	$—	$1,910
Other non financial liabilities	(967)
Liabilities	$(98,268)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2021
Carried at amortized cost
Cash and due from banks and interest bearing deposits	$900	$900	$900
Federal funds sold and securities purchased under agreements to resell	12,267	12,267		$12,267
Held-to-maturity debt securities	1,801	1,832		1,822	$10
Advances	46,876	47,108		47,108
MPF Loans held in portfolio, net	9,839	9,908		9,900	8
Other assets	83	83		83
Carried at fair value on a recurring basis
Trading debt securities	954	954		954
Available-for-sale debt securities	22,706	22,706		22,706
Advances	1,173	1,173		1,173
Derivative assets	14	14		70		$(56)
Other assets	104	104		104
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	4	4			4
Financial assets	96,721	$97,053	$900	$96,187	$22	$(56)
Other non financial assets	233
Assets	$96,954
Carried at amortized cost
Deposits	$(1,034)	$(1,034)		$(1,034)
Consolidated obligation discount notes	(24,563)	(24,563)		(24,563)
Consolidated obligation bonds	(62,708)	(62,585)		(62,585)
Mandatorily redeemable capital stock	(247)	(247)	$(247)
Other liabilities	(116)	(116)		(116)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(665)	(665)		(665)
Derivative liabilities	(32)	(32)		(527)		$495
Financial liabilities	(89,365)	$(89,242)	$(247)	$(89,490)	$—	$495
Other non financial liabilities	(837)
Liabilities	$(90,202)

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

The following table presents the gains (losses) in fair values of financial assets and liabilities carried at fair value under the fair value option, which are recognized in noninterest income - instruments held under the fair value option in our Condensed Statements of Income.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Advances	$(24)	$2	$(63)	$(26)
Discount notes	4	—	4	—
Bonds	6	1	20	2
Other	(4)	—	(7)	(2)
Noninterest income - Instruments held under the fair value option	$(18)	$3	$(46)	$(26)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	June 30, 2022		December 31, 2021
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$1,603	$681	$1,117	$666
Fair value over (under) UPB	(6)	(20)	56	(1)
Fair value	$1,597	$661	$1,173	$665

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	June 30, 2022				December 31, 2021
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$4,032	$9,048	[a]	$13,080	$4,285	$7,032	[a]	$11,317
MPF delivery commitments	265	—		265	366	—		366
Advance commitments	697	2		699	43	2		45
Housing authority standby bond purchase agreements	15	498		513	25	477		502
Unsettled consolidated obligation discount notes	602	—		602	—	—		—
Unsettled consolidated obligation bonds	405	—		405	378	—		378
Other	2	—		2	3	—		3
Commitments	$6,018	$9,548		$15,566	$5,100	$7,511		$12,611
a    Contains $7.9 billion and $6.1 billion of member standby letters of credit as of June 30, 2022, and December 31, 2021, which were renewable annually.

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

As of	June 30, 2022	December 31, 2021
Assets - Advances	$133	$235
Liabilities - Deposits	10	15
Equity - Capital Stock	17	18

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Other selected data at period end
Member standby letters of credit outstanding	$13,080	$11,157	$11,317	$13,116	$12,773
MPF Loans par value outstanding - FHLB System [a]	65,889	65,867	66,297	67,217	67,673
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	18,455	18,434	18,600	18,716	18,718
Number of members	669	670	676	674	678
Total employees (full and part time)	479	476	466	466	451
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$2,358	$2,462	$3,152	$4,027	$4,535
Quarterly number of PFIs funding MPF products - FHLB System	576	612	654	678	687
MPF Loans par value amounts funded - FHLB Chicago PFIs	$636	$602	$938	$1,150	$1,379
Quarterly number of PFIs funding MPF products - FHLB Chicago	167	172	179	178	177
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.77%	6.95%	6.87%	6.50%	6.56%
Market value of equity to book value of equity	109%	106%	107%	106%	106%
Primary mission asset ratio [b]	73.1%	73.2%	70.3%	70.7%	70.5%
Dividend rate class B1 activity stock-period paid	5.13%	5.00%	5.00%	5.00%	5.00%
Dividend rate class B2 membership stock-period paid	2.13%	2.00%	2.00%	2.00%	2.00%
Return on average assets	0.36%	0.37%	0.35%	0.31%	0.32%
Return on average equity	5.33%	5.61%	5.31%	4.54%	4.59%
Average equity to average assets	6.75%	6.60%	6.59%	6.83%	6.97%
Net yield on average interest-earning assets	0.61%	0.62%	0.58%	0.58%	0.64%
Cash dividends	$24	$22	$21	$22	$21
Dividend payout ratio	26.37%	23.16%	23.86%	28.57%	26.92%
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

•general economic and market conditions, including the timing and volume of market activity, inflation, unemployment rates, housing prices, the condition of the mortgage and housing markets, increased delinquencies and/or loss rates on mortgages, prolonged or delayed foreclosure processes, and the effects on, among other things, mortgage backed securities; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; impacts from various measures to stimulate the economy and help borrowers refinance home mortgages; disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability; the impact of the occurrence of a major natural or other disaster, a pandemic such as the COVID-19 pandemic or other disruptive event; the impact of climate change; the impact of geopolitical uncertainties or conflicts, such as the conflict in Ukraine;

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

•the impact of new material accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2022 Financial Highlights

•Advances outstanding increased to $52.8 billion at June 30, 2022, compared to $48.0 billion at December 31, 2021, attributable to increased borrowings from our depository members.

•MPF Loans held in portfolio continued to remain steady at $10.0 billion at June 30, 2022, compared to $9.8 billion at December 31, 2021.

•Total investment securities decreased 18% to $20.8 billion at June 30, 2022, compared to $25.5 billion at December 31, 2021, attributable to a reduction in investment in U.S. Treasuries and a decline in the fair value of our available-for-sale (AFS) portfolio driven by rising market interest rates.

•Total liquid assets increased to $21.0 billion at June 30, 2022, compared to $13.2 billion at December 31, 2021. We strive to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $105.2 billion as of June 30, 2022, compared to $97.0 billion as of December 31, 2021.

•Letters of credit commitments increased to $13.1 billion at June 30, 2022, compared to $11.3 billion at December 31, 2021.

•We recorded net income of $91 million in the second quarter of 2022, up $13 million compared to the second quarter of 2021, with the increase primarily driven by increased returns on our liquid assets as interest rates rose during the period.

•In the second quarter of 2022, noninterest income was $5 million, an increase of $15 million when compared to a $(10) million (loss) for the second quarter of 2021. Gains from derivatives used to hedge our market risk exposure was the primary driver of this increase. There was also a significant decline in the average balance of our trading securities outstanding for the period resulting from a decline in investment in U.S. Treasuries, which in turn reduced the amount of losses incurred on our trading portfolio.

•We remained in compliance with all of our regulatory capital requirements as of June 30, 2022.

Summary and Outlook

Second Quarter 2022 Dividends and Dividend Guidance

On July 28, 2022, the Board of Directors declared a dividend of 5.75% (annualized) for Class B1 activity stock and a dividend of 2.375% (annualized) for Class B2 membership stock based on preliminary financial results for the second quarter of 2022, an increase on the levels declared in the first quarter of 2022. The dividend for the second quarter of 2022 will be paid by crediting members’ DID accounts on August 15, 2022. The Bank pays a higher dividend per share on Class B1 activity stock to recognize members that support the entire cooperative through the use of Bank products. We expect to maintain a dividend of at least 5.75% (annualized) for Class B1 activity stock through the third and fourth quarters of 2022, reviewed quarterly and based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

A Source of Stability for 90 Years and Counting

As the month of July marks the 90th anniversary of the Federal Home Loan Bank System, as well as the 25th anniversary of our MPF Program, we proudly express our appreciation to our members, and reflect on the critical role the FHLBs play in supporting the U.S. economy with liquidity in all economic cycles. Uncertainty in the market brings challenges and opportunities – and we strive to remain steadfast in our commitment to being a trusted advisor in helping members achieve their goals.

•We ended the second quarter of 2022 with $52.8 billion in advances outstanding, our highest quarter-end advance balance since the first quarter of 2020.
◦During the second quarter of 2022, we saw increased liquidity and funding needs from our members as loan growth increased and deposit growth slowed. We are supporting these needs with attractively priced advances and discounts on certain advances.

•On June 29, 2022, the Bank and Ginnie Mae announced that the total issuance under the MPF Program surpassed $3 billion in mortgage-backed securities (MBS). The MPF Government MBS product resulted from a relationship forged by the Bank and Ginnie Mae to issue securities guaranteed by Ginnie Mae and backed by mortgages originated by FHLB member financial institutions. The MPF Government MBS product provides participating members, particularly smaller institutions, direct access to the secondary mortgage market.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•Recently, inflationary pressures, along with the Federal Reserve’s quantitative tightening actions, have resulted in substantially increased home prices and mortgage rates in a short time frame, impacting home affordability for many buyers. To help alleviate some of the overall market pressures, the Bank is offering summer pricing specials for our MPF Traditional product to enhance member profitability while potentially offering lower mortgage rates to members’ customers.

•We offer SOFR-linked products to support our members’ LIBOR transition efforts. In addition to our popular Discount Note Floater Advance (A382), we now offer a Callable Floating Rate Advance (A380), which supports the flexible liquidity needs of our members.

•In May 2022, we offered our 2022 COVID-19 Recovery Advance to support our members as they recovered from the pandemic. We are pleased to share that 119 members took advantage of the opportunity, executing a total of $528 million in significantly-below-market rate advances.

Providing Support for Members’ Communities

We remain focused on how we can create and promote equitable opportunities across our district through our product offerings and have some updates to share on both our longstanding and newly created community investment programs:

•Our new Community First® Accelerate Grants for Small Business, a pivot from our previous Community First Capacity-Building Grant Program, provide flexible grant funds to strengthen small businesses in Illinois and Wisconsin. We continue to offer our Community Small Business Advance with an initial rate of 0% to support local economies and community revitalization across our district.

•Our inaugural Community First Diverse Developer Initiative received 32 applications, requesting over $5 million. This competitive grant program provides nonprofit and for-profit organizations, in collaboration with our members, with funding for career and talent development initiatives supporting diverse developers of affordable housing across Illinois and Wisconsin.

•Our Downpayment Plus® (DPP®) Programs continue to provide our members easy-to-access downpayment and closing cost assistance to help their income-eligible customers achieve homeownership. In honor of National Homeownership Month in June, we hosted a special DPP webinar on June 16. We anticipate providing $18 million in downpayment assistance throughout 2022.

•Our 2022 Affordable Housing Program (AHP) General Fund closed on June 10, 2022. Forty members and 48 sponsors jointly submitted 67 applications for approximately $41.9 million in subsidy to support the construction, acquisition, and/or rehabilitation of more than 3,500 housing units. We expect to award approximately $20.7 million this year.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	June 30, 2022			June 30, 2021			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$21,686	$93	1.72%	$21,106	$94	1.78%	$2	$(3)	$(1)
Advances	56,854	169	1.19%	52,237	67	0.51%	13	89	102
MPF Loans held in portfolio	9,872	69	2.80%	9,792	60	2.45%	—	9	9
Federal funds sold	7,615	15	0.79%	7,480	1	0.05%	—	14	14
Securities purchased under agreements to resell	3,235	6	0.74%	4,041	—	—%	(1)	7	6
Interest earning deposits	2,185	4	0.73%	1,177	1	0.34%	2	1	3
Other interest earning assets	90	1	4.44%	130	2	6.15%	—	(1)	(1)
Interest earning assets	101,537	357	1.41%	95,963	225	0.94%	19	113	132
Noninterest earning assets	602			2,499
Total assets	102,139			98,462

Consolidated obligation discount notes	28,580	51	0.71%	48,477	10	0.08%	(35)	76	41
Consolidated obligation bonds	62,952	147	0.93%	40,600	59	0.58%	52	36	88
Other interest bearing liabilities	1,255	5	1.59%	1,172	3	1.02%	—	2	2
Interest bearing liabilities	92,787	203	0.88%	90,249	72	0.32%	5	126	131
Noninterest bearing liabilities	2,505			1,376
Total liabilities	95,292			91,625

Net yield interest earning assets	$101,537	$154	0.61%	$95,963	$153	0.64%	$8	$(7)	$1

For the six months ended
Investment debt securities	$22,947	$164	1.43%	$21,867	$144	1.32%	$8	$12	$20
Advances	55,978	256	0.91%	51,645	143	0.55%	20	93	113
MPF Loans held in portfolio	9,837	134	2.72%	9,837	123	2.50%	—	11	11
Federal funds sold	6,268	17	0.54%	6,934	2	0.06%	(2)	17	15
Securities purchased under agreements to resell	3,633	7	0.39%	4,525	1	0.04%	(2)	8	6
Interest earning deposits	1,852	5	0.54%	1,048	1	0.19%	2	2	4
Other interest earning assets	86	1	2.33%	133	3	4.51%	(1)	(1)	(2)
Interest earning assets	100,601	584	1.16%	95,989	417	0.87%	28	139	167
Noninterest earning assets	1,174			2,401
Total assets	$101,775			$98,390

Consolidated obligation discount notes	$27,907	63	0.45%	$48,105	25	0.10%	(46)	84	38
Consolidated obligation bonds	63,518	203	0.64%	40,909	123	0.60%	72	8	80
Other interest bearing liabilities	1,295	9	1.39%	1,211	6	0.99%	1	2	3
Interest bearing liabilities	92,720	275	0.59%	90,225	154	0.34%	8	113	121
Noninterest bearing liabilities	2,244			1,527
Total liabilities	$94,964			$91,752

Net yield on interest earning assets	$100,601	$309	0.61%	$95,989	$263	0.55%	$17	$29	$46

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.
•Interest income from investment debt securities for the three months ended June 30, 2022 was comparable to the same period in 2021 due to increased interest income from our AFS portfolio, despite a significant decline in the average balance of our trading securities outstanding for the period reducing the amount of interest income earned on our trading portfolio. Interest income from investment debt securities for the six months ended June 30, 2022 increased primarily due to prepayment fee income of $41 million compared to no such income during the same period in 2021, despite a significant decline in the average balance of our trading securities outstanding for the period reducing the amount of interest income earned on our trading portfolio. To a lesser extent, hedge ineffectiveness gains, rising market interest rates, and an increase in volume also contributed to the increase in interest income.
•Interest income from advances increased primarily due to higher market interest rates in 2022 compared to the same period in 2021. In addition, increased borrowing from our depository members contributed to the increase in interest income.
•Interest income from MPF Loans held in portfolio slightly increased primarily due to a reduction in premium amortization expense in 2022 compared to 2021 as loan prepayments slowed in 2022.
•Interest income from overnight federal funds sold, securities purchased under agreements to resell, and interest earning deposits increased due to higher market interest rates in 2022 compared to the same period in 2021.
•Interest expense on our shorter-termed consolidated obligation discount notes increased due to higher market interest rates in 2022 compared to the same period in 2021, despite a decline in volume.
•Interest expense on our longer-termed consolidated obligation bonds primarily increased due to increased volume. Higher market interest rates in 2022 compared to the same period in 2021 also contributed to the increase in interest expense.
•For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on page 40.

Noninterest Income

							Three months ended June 30,		Six months ended June 30,
							2022	2021	2022	2021
Trading securities							$1	$(13)	$(2)	$(31)
Derivatives							17	(13)	46	7
Instruments held under the fair value option							(18)	3	(46)	(26)
MPF fees,	6	6	12	and	13	from other FHLBs	9	13	19	25
Other, net							(4)	—	(2)	2
Noninterest income (loss)							$5	$(10)	$15	$(23)
The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

A decrease in losses experienced on our trading securities was the primary driver of our increase in noninterest income for 2022, attributable to a significant decline in the average balance of our trading securities outstanding for the periods presented, which in turn reduced the amount of losses incurred on our trading portfolio. The corresponding gains and losses for derivatives and instruments held under fair value option were attributable to different positions and the movement in market interest rates in 2022 compared to 2021.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details the effect of hedging transactions recorded in the various line items in our Condensed Statements of Income. Hedge ineffectiveness on hedges qualifying for hedge accounting are recorded in net interest income rather than recorded in derivatives, as noted in the table below.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended June 30, 2022
Recorded in net interest income	$9	$(47)	$—	$(2)	$51	$1	$12
Recorded in derivatives	17	1	7	(1)	(6)	(1)	17
Recorded in trading securities	—	1	—	—	—	—	1
Recorded on instruments held under the fair value option	(24)	—	(4)	4	6	—	(18)
Total net effect gain (loss) of hedging activities	$2	$(45)	$3	$1	$51	$—	$12

Three months ended June 30, 2021
Recorded in net interest income	$(47)	$(44)	$—	$(4)	$58	$(1)	$(38)
Recorded in derivatives	(8)	—	(5)	—	—	—	(13)
Recorded in trading securities	—	(13)	—	—	—	—	(13)
Recorded on instruments held under the fair value option	2	—	—	—	1	—	3
Total net effect gain (loss) of hedging activities	$(53)	$(57)	$(5)	$(4)	$59	$(1)	$(61)

Six months ended June 30, 2022
Recorded in net interest income	$(12)	$(139)	$—	$(6)	$148	$1	$(8)
Recorded in derivatives	49	3	14	(1)	(18)	(1)	46
Recorded in trading securities	—	(2)	—	—	—	—	(2)
Recorded on instruments held under the fair value option	(63)	—	(7)	4	20	—	(46)
Total net effect gain (loss) of hedging activities	$(26)	$(138)	$7	$(3)	$150	$—	$(10)

Six months ended June 30, 2021
Recorded in net interest income	$(86)	$(140)	$(1)	$(8)	$105	$(1)	$(131)
Recorded in derivatives	21	—	(14)	—	—	—	7
Recorded in trading securities	—	(28)	—	—	—	—	(28)
Recorded on instruments held under the fair value option	(26)	—	(2)	—	2	—	(26)
Total net effect gain (loss) of hedging activities	$(91)	$(168)	$(17)	$(8)	$107	$(1)	$(178)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related transaction fees. These fees are designed to compensate us for the expenses we incur to administer the program. Decreases in our 2022 MPF fees were primarily driven by a decrease in volume in off-balance sheet MPF Loan products resulting in a decline in fee income.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Compensation and benefits	$28	$25	$57	$53
Nonpayroll operating expenses	24	20	45	40
Federal Housing Finance Agency and Office of Finance	4	3	10	8
Other, net	2	7	4	15
Noninterest expense	$58	$55	$116	$116

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits increased primarily due to increased employee headcount. We had 479 employees as of June 30, 2022, compared to 451 as of June 30, 2021.

Nonpayroll operating expenses increased primarily due to our planned investment in information technology, specifically applications, infrastructure and resiliency.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
MPF fees earned	$9	$13	$19	$25
Expenses related to MPF fees earned	9	11	18	20

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2021 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,		Balance remaining in AOCI as of
	2022	2021	2022	2021	June 30, 2022
Net unrealized gain (loss) available-for-sale debt securities	$(162)	$54	$(380)	$252	$(14)
Net unrealized gain (loss) cash flow hedges	25	(9)	81	32	70
Postretirement plans	—	1	(3)	(4)	(16)
Other comprehensive income (loss)	$(137)	$46	$(302)	$280	$40

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our AFS portfolio for 2022 was primarily due to an increase in market interest rates in 2022. As these securities approach maturity, we expect the net unrealized losses in our AOCI as of June 30, 2022 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges for 2022 was primarily driven by an increase in market interest rates in 2022.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of June 30, 2022 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statement of Condition

	June 30, 2022	December 31, 2021
Cash and due from banks, interest bearing deposits, federal funds sold, and securities purchased under agreements to resell	$20,984	$13,167
Investment debt securities	20,782	25,461
Advances	52,811	48,049
MPF Loans held in portfolio, net of allowance for credit losses	9,953	9,843
Other, net of allowance for credit losses	624	434
Assets	$105,154	$96,954

Consolidated obligation discount notes	$31,525	$24,563
Consolidated obligation bonds	64,519	63,373
Other	2,224	2,266
Liabilities	98,268	90,202
Capital stock	2,445	2,149
Retained earnings	4,401	4,261
Accumulated other comprehensive income (loss)	40	342
Capital	6,886	6,752
Total liabilities and capital	$105,154	$96,954
The following is an analysis of the above table and comparisons apply to June 30, 2022 compared to December 31, 2021.

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

In the second quarter of 2022, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities decreased at the end of second quarter 2022 compared to year end 2021 attributable to a reduction in investment in U.S. Treasuries and a decline in the fair value of our AFS portfolio due to rising market interest rates.

Advances

Advance balances increased at the end of second quarter 2022 compared to year end 2021 attributable to increased borrowings from our depository members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with our former captive insurance company members mature, our total advance levels may decrease. For a discussion of risks relating to our former captive insurance company members see Risk Factors starting on page 22 of our 2021 Form 10-K. For details on our advances with our former captive insurance company members, see Note 6 - Advances.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased slightly as new-acquisition volume outpaced paydown and maturity activity. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or other third party investors or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending June 30, 2022, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 54 in our 2021 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.7 billion of total assets. As of June 30, 2022, our overnight liquidity was $24.0 billion or 23% of total assets, giving us an excess overnight liquidity of $20.3 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2022, we had excess liquidity of $46.3 billion to support member deposits.

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

	MPF Loans Held in Portfolio	Investment Debt Securities
As of June 30, 2022		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,162	$862	$859
After one year through five years	3,939	2,655	234
After five years through ten years	2,528	12,842	104
After ten years	2,180	3,053	8
Total	$9,809	$19,412	$1,205

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see the Risk Factors section starting on page 22 in our 2021 Form 10-K.

Funding

Conditions in Financial Markets

The dominant themes of the second quarter of 2022 were market volatility, concerns about rising inflation and recession risks, and interest rate hikes by the Federal Reserve. At its May 2022 meeting, the Federal Open Market Committee (FOMC) raised the federal funds rate target range by 50 basis points to a target range between 0.75%-1.00%, noting factors such as rising inflation, the conflict in Ukraine, and supply and demand pressures related to the COVID-19 pandemic.

At its meeting in June 2022, the FOMC raised the target federal funds rate by 75 basis points to a target range between 1.50%-1.75%—the largest increase since 1994, noting in its statement concerns about inflation, higher energy prices, the conflict in Ukraine, and supply chain pressures related to the COVID-19 pandemic. In addition, the Federal Reserve began reducing its balance sheet. U.S. Treasury yields finished the second quarter of 2022 higher than prevailing yields at the end of the first quarter of 2022. U.S. Gross Domestic Product fell by 1.6% in the first quarter of 2022. The U.S. stock market declined in the second quarter of 2022, as the Dow Jones Industrial Average stood at 30,775 points on June 30, 2022 versus 34,678 points on March 31, 2022.

For a discussion of risks to the Bank relating to market and other economic conditions and related government policies, including risks related to prolonged inflation, see Risk Factors starting on page 22 of our 2021 Form 10-K.

We maintained ready access to funding throughout the second quarter of 2022.

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

On March 5, 2021, the FCA announced the cessation of the 1 week and 2 month USD LIBOR effective December 31, 2021, and the cessation of the remaining USD LIBOR tenors effective immediately after June 30, 2023. The FCA announced that it would consult whether to require LIBOR’s administrator (the Intercontinental Exchange Benchmark Administration Limited) to publish certain frequently used USD LIBOR tenors on a non-representative, synthetic basis after June 30, 2023. FCA’s announcement constituted an index cessation event under the International Swaps and Derivatives Association's (ISDA) 2020 IBOR Fallbacks Protocol and IBOR Fallbacks Supplement, and as a result, the fallback spread adjustment for derivatives is fixed as of the date of the announcement. We do not have assets indexed to the 1 week and 2 month USD LIBOR, although many of our assets and liabilities are indexed to the remaining USD LIBOR tenors, which will no longer be provided after June 30, 2023.

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

In keeping with ARRC's recommendation and industry developments, the Bank has selected SOFR as its preferred primary replacement rate for investments and advances. We have developed a LIBOR transition action plan and our Asset-Liability Management Committee (ALCO) is the management committee responsible for overseeing the transition from LIBOR. In assessing our current exposure to LIBOR, we developed an inventory of financial instruments impacted and identified contracts that would require adding or adjusting the "fallback" language which provides for contractual alternatives to the use of LIBOR when LIBOR cannot be determined based on the method provided in the agreement. We have amended the terms of certain advance products to include fallback language. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”) was signed into law. The LIBOR Act creates a uniform process to incorporate a replacement benchmark rate for LIBOR-indexed contracts that either do not contain a LIBOR fallback provision or contain an insufficient LIBOR fallback provision. On July 19, 2022, the Federal Reserve Board issued proposed implementing regulations under the LIBOR Act, as further discussed in Legislative and Regulatory Developments starting on page 55.

For over-the-counter derivatives, we adhered to the ISDA 2020 IBOR Fallbacks Protocol. For cleared derivatives, as part of the transition from LIBOR to SOFR, our clearinghouses revised their discounting methodology used to calculate the present value of future cash flows and price alignment on variation margin for USD cleared swaps from the daily effective federal funds rate (EFFR) to SOFR. Both of our clearinghouses have implemented their own unique cash and basis swap compensation mechanisms for market participants to neutralize any value transfer discrepancies from the LIBOR to SOFR conversion. Further, each clearinghouse announced its own proposal for the conversion process of LIBOR-linked cleared derivatives to risk-free rates, which is expected to occur predominantly at or shortly before the effective date of LIBOR discontinuation for all LIBOR swaps for each clearinghouse with the exceptions of CME Clearing which proposes to convert zero coupon swaps and any remaining LIBOR swaps with non-representative fixings on July 3, 2023. We continue to monitor the market-wide efforts to address fallback language related to cleared derivatives and investment securities as well as fallback language for new activities and issuances of financial instruments. We continue to assess our operational readiness, including updating our processes and information technology systems to support the transition from LIBOR to SOFR.

Market activity in SOFR-indexed financial instruments continues to increase and we continue to participate in the issuance of SOFR-indexed consolidated bonds. We are using federal funds overnight index swaps (Fed Funds OIS) and SOFR indexed swaps as an interest rate hedging strategy for financial instruments that do not have embedded options, as an alternative to using LIBOR when entering into new derivative transactions. We are offering SOFR-linked advances to our members, and for the six months ended June 30, 2022, have issued $9.3 billion in SOFR-linked advances. For a discussion of risks relating to our use of SOFR-linked consolidated obligations and advances, see Risk Factors starting on page 22 of our 2021 Form 10-K. We also offer Discount Note-index floater advances, which some members have used as alternatives to LIBOR-linked advance products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Variable-Rate Financial Instruments by Interest-Rate Index and LIBOR-Indexed Financial Instruments
We have LIBOR exposure related to advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. The following tables present our variable rate financial instruments by interest-rate index at June 30, 2022 and may not include instruments that indirectly incorporate LIBOR or another interest rate index. The tables also do not consider the impact of any fallback language contained in our financial products. ABS and MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of June 30, 2022	Advances	Investments	Consolidated Obligations

Principal amount of variable rate instruments outstanding [a]
LIBOR	$372	$2,657	$—
SOFR	3,765	507	10,810
Treasury	—	95	—
Consolidated obligation yields	19,046	—	—
Other	149	1	—
Total	$23,332	$3,260	$10,810

Overnight, 1 month, 3 month, 6 month and 12-Month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Due in 2022	$42	$—	$—
Due through June 30, 2023	36	—	—
Due thereafter	294	2,657	—
Total	$372	$2,657	$—

Principal amount of SOFR-linked instruments issued YTD through
June 30, 2022	$9,306	$—	$—

a    With respect to advances, includes fixed rate advances that have cap/floor optionality linked to an interest rate index.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our variable rate financial instruments by pay or receive leg and whether cleared or uncleared.

As of June 30, 2022			Derivative Notional Amount Outstanding
			Pay Leg	Receive Leg
Interest rate swaps outstanding
Fixed rate			$35,977	$47,904
LIBOR			1,958	12,504
SOFR			25,047	10,556
OIS			20,900	12,918
Total interest rate swaps			$83,882	$83,882

Breakdown of above LIBOR interest rate swaps by termination date and type	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared
Overnight, 1 month, 3 month, 6 month and 12 month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Terminates in 2022	$899	$15	$226	$211
Terminates through June 30, 2023	767	35	274	65
Terminates thereafter	241	1	8,600	3,128
Total	$1,907	$51	$9,100	$3,404

Condensed Statements of Cash Flows

Net cash flows from operating activities

Six months ended June 30,	2022	2021
Net cash provided by (used in) operating activities	$1,065	$296

In both 2022 and 2021, the majority of our operating cash inflows were related to cash received from clearinghouses to settle market-to market positions; these inflows reversed the $1.9 billion of cash outflows we experienced in the first quarter of 2020 due to market volatility as a result of the COVID-19 pandemic.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Net cash flows from investing activities with significant activity

Six months ended June 30,	2022	2021
Liquid assets consisting of interest bearing deposits, federal funds sold, and securities purchased under agreements to resell	$(7,813)	$(2,275)
Investment debt securities	2,755	1,271
Advances	(5,824)	105
MPF Loans held in portfolio	(136)	228
Other	(8)	(7)
Net cash provided by (used in) investing activities	$(11,026)	$(678)

Our investing activities consist predominantly of investments in liquid assets, investment debt securities, advances, and MPF Loans held in portfolio. The reasons for the changes in net cash provided by (used in) investing activities and changes in allocation within investing activities are discussed below for the six months ended June 30, unless otherwise stated.

•The cash flows relating to our liquid assets fluctuate depending on the needs of our members, our investing strategy, the economic environment, and/or regulatory requirements. We maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•In 2022 and 2021 our net cash inflows from investment debt securities was attributable to a reduction in investment in U.S. Treasuries.

•In 2022 our net cash outflows for advances was attributable to increased borrowing from our depository members. In 2021 our net cash outflow for advances resulted from an increase in advance borrowing by insurance company members that more than offset reduced depository member demand for funding.

•In 2022 our net cash outflows for MPF Loans held in portfolio was due to new-acquisition volume that outpaced paydown and maturity activity. In 2021 our net cash inflows from MPF Loans held in portfolio was due to new-acquisition volume that was outpaced by paydown and maturity activity.

Net cash flows from financing activities with significant activity

Six months ended June 30,	2022	2021
Consolidated obligation discount notes	$6,935	$(2,911)
Consolidated obligation bonds	3,132	429
Other	(102)	(237)
Net cash provided by (used in) financing activities	$9,965	$(2,719)

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the six months ended June 30, unless otherwise stated.

•In 2022 our net cash inflows from both discount notes and bonds reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above. In 2021 we paid down our discount notes and increased our use of bonds to align with advantageous funding opportunities and a smaller balance sheet.

•In 2022 and 2021 our net cash outflows for Other was primarily due to members withdrawing from their deposit accounts.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Capital Resources

Capital Rules

Under our amended and restated Capital Plan, effective May 3, 2021 (the Capital Plan), our stock consists of two sub-classes of stock, Class B1 stock and Class B2 stock (together, Class B stock), both with a par value of $100 per share and redeemable on five years' written notice, subject to certain conditions. Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. All stock that supports a member’s activity stock requirement with the Bank is classified as Class B1 activity stock. Any additional amount of stock necessary for the total amount of Class B stock held to equal a member’s minimum investment amount will be classified as Class B2 membership stock. Members purchase Class B2 membership stock to satisfy their membership stock requirement with the Bank. Stock held in excess of a member’s minimum investment requirement is classified as Class B2 excess capital stock. Any dividend declared on Class B1 activity stock must be greater than or equal to the dividend on Class B2 membership stock for the same period. The higher dividend paid on Class B1 activity stock since late 2013 acknowledges that members, through their utilization of Bank products, provide support to the entire cooperative.

Under the Capital Plan, each member’s activity stock requirement is set at 4.5% for advances other than those borrowed under the Reduced Capitalization Advance Program (RCAP) as further discussed below. The Capital Plan provides that the Board of Directors may periodically adjust members' activity stock requirement for advances between a range of 2% and 5% of a member's outstanding advances.

Additionally, for MPF on-balance sheet products (which includes MPF Original, MPF 125, MPF 35, and MPF Government loans), the activity stock requirement is 2% of the principal loan amount sold into master commitments opened or amended beginning in May 2021. Under the Capital Plan, the range within which our Board may adjust this requirement is between 0% and 5%. For letters of credit, the activity stock requirement is 0.10% of the notional amount of all new letters of credit issued, and all existing letters of credit renewed, extended or increased. Under the Capital Plan, the range for the letter of credit activity stock requirement is 0.10% to 2%.

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

Reduced Capitalization Advance Program (RCAP)

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At June 30, 2022, RCAP advances outstanding total $20.3 billion to 185 members compared to $20.6 billion to 351 members at December 31, 2021. The advances issued through our COVID-19 relief and recovery programs are all RCAP advances. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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
Capital Amounts

The following table reconciles our capital reported in our Condensed Statements of Condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in liabilities in our Condensed Statements of Condition.

	June 30, 2022	December 31, 2021
Capital Stock	$2,445	$2,149
Mandatorily redeemable capital stock (MRCS) recorded as a liability	273	247
Regulatory capital stock	2,718	2,396
Retained earnings	4,401	4,261
Regulatory capital	$7,119	$6,657

Capital stock	$2,445	$2,149
Retained earnings	4,401	4,261
Accumulated other comprehensive income (loss)	40	342
GAAP capital	$6,886	$6,752

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

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On July 28, 2022, our Board of Directors declared a 5.750% dividend (annualized) for Class B1 activity stock and a 2.375% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2022. This dividend totaled $33 million (recorded as $29 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on August 15, 2022.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend payment remains subject to declaration by our Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information on our Retained Earnings and Dividend Policy, see our Form 10-Q for the quarter ended March 31, 2022.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $53.5 billion were advances (par value) and $13.1 billion were letters of credit at June 30, 2022, compared to $47.7 billion and $11.3 billion at December 31, 2021.

	June 30, 2022			December 31, 2021
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	506	$66,387	$137,638	545	$58,542	$131,923
4	8	402	562	6	464	611
5	7	64	138	7	30	44
Total	521	$66,853	$138,338	558	$59,036	$132,578

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or indemnify us for related losses or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is our most popular, and during the six months ended June 30, 2022 and 2021, we purchased and concurrently delivered $1.0 billion and $4.5 billion, respectively, in unpaid principal balance of these loans to Fannie Mae.

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

As of June 30, 2022	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$855	$855
Fed Funds Sold	—	1,100	1,100
Total Domestic U.S.	—	1,955	1,955
Foreign commercial banks - federal funds sold:
Australia	—	1,000	1,000
Canada	—	2,325	2,325
Finland	560	—	560
Netherlands	—	350	350
Total U.S. branches and agency offices of foreign commercial banks	560	3,675	4,235
Total unsecured credit exposure	$560	$5,630	$6,190

All $6.190 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of June 30, 2022
Nonmember counterparties -
Overcollateralized liability positions -
Bilateral derivatives -
A	$(681)	$746	$—	$65
BBB	(796)	844	—	48
Cleared derivatives	(127)	—	616	489
Nonmember counterparties	(1,604)	1,590	616	602
CO bond firm commitments	1	12	—	13
Member counterparties	1	—	—	1
Total	$(1,602)	$1,602	$616	$616
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

FHFA Director’s Testimony to the House Financial Services Committee on on a Planned Review of the FHLB System. On July 20, 2022, FHFA Director Sandra L. Thompson gave testimony to the House Financial Services Committee indicating that the FHFA intends to review the FHLB System. Director Thompson’s testimony indicated that the FHFA plans to engage a variety of stakeholders in addition to holding public listening sessions throughout the country as part of the review. Director Thompson's testimony also indicated that the analysis would examine matters ranging from the FHLBs’ membership base, operational efficiency, and effectiveness to more foundational questions about our mission, purpose, and organization. At this time, it is not possible to determine when these events will occur, whether any actions will result from these events, and how these events will ultimately impact the FHLBs.

Proposed Rule Implementing the Adjustable Interest Rate (LIBOR) Act. On July 28, 2022, the Board of Governors of the Federal Reserve System (the Board) published a proposed rule with a comment deadline of August 29, 2022 that would implement the Adjustable Interest Rate (LIBOR) Act. The proposed rule would provide default rules for certain contracts (covered contracts) that reference LIBOR, are governed by U.S. law, do not mature on or before the LIBOR replacement date, and lack adequate provisions to identify a replacement rate for LIBOR. The LIBOR replacement date is currently July 3, 2023. The proposed rule identifies separate Board-selected replacement rates for derivatives transactions, covered GSE contracts, and all other covered contracts. The proposed rule defines covered GSE contracts to include FHLB advances. We are reviewing the proposed rule, however it is not yet possible to determine the extent to which the rule will be adopted as proposed and, as a result, the impact the final rule may have on us.

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

	June 30, 2022		December 31, 2021
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$(226)	$(450)	$487	$(450)
-100 bp	(61)	(200)	(44)	(200)
-50 bp	(20)	(90)	(19)	(90)
-25 bp	(8)	(45)	(11)	(45)
+25 bp	4	(45)	(11)	(45)
+50 bp	5	(90)	(28)	(90)
+100 bp	—	(200)	(75)	(200)
+200 bp	(30)	(450)	(181)	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of June 30, 2022	As of December 31, 2021
Yield Curve Risk	$4	$4
Option Risk
Implied Volatility	2	5
Basis Risk
Spread to Swap Curve	(4)	(12)

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

As of June 30, 2022, our sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $2 million, unchanged from $5 million at December 31, 2021. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	June 30, 2022	December 31, 2021
Down 200 bps	-2.7	1.1
Base	-0.3	0.4
Up 200 bps	0.5	1.5

As of June 30, 2022, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $679 million, and our market value of equity to book value of equity ratio was 109%, compared to $458 million and 107% at December 31, 2021. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the condensed financial statements.

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

Federal Home Loan Bank of Chicago

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any proceedings that might have a material effect on the Bank's financial condition or results of operations.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	August 9, 2022		(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 9, 2022		(Principal Financial Officer and Principal Accounting Officer)