Form 10-Q
period 2022-09-30
Federal Home Loan Bank of Chicago
filed 2022-11-08
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, including mandatorily redeemable capital stock, registrant had 29,267,235 total outstanding shares of Class B Capital Stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1.    Condensed Financial Statements
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$45	$45
Interest bearing deposits	1,180	855
Federal funds sold	6,456	3,527
Securities purchased under agreements to resell	10,750	8,740
Investment debt securities -
Trading, — and 645 pledged	203	954
Available-for-sale, 19,854 and 22,340 amortized cost, includes 654 and — pledged	19,688	22,706
Held-to-maturity, 599 and 1,832 fair value	611	1,801
Investment debt securities	20,502	25,461
Advances, 1,279 and 1,173 carried at fair value	59,667	48,049
MPF Loans held in portfolio, net of (5) and (5) allowance for credit losses	10,071	9,843
Derivative assets	35	14
Other assets, 75 and 104 carried at fair value	545	420
net of (7) and (7) allowance for credit losses
Assets	$109,251	$96,954

Liabilities
Deposits -
Demand and overnight - noninterest bearing	$112	$205
Demand and overnight - interest bearing, 12 and 11 from other FHLBs	563	829
Deposits	675	1,034
Consolidated obligations, net -
Discount notes, 868 and — carried at fair value	40,468	24,563
Bonds, 715 and 665 carried at fair value	59,529	63,373
Consolidated obligations, net	99,997	87,936
Derivative liabilities	24	32
Affordable Housing Program assessment payable	91	85
Mandatorily redeemable capital stock	247	247
Other liabilities	1,148	868
Liabilities	102,182	90,202
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 20 and 14 million shares issued and outstanding	2,032	1,409
Class B2 membership stock, 6 and 7 million shares issued and outstanding	647	740
Capital stock - putable, $100 and $100 par value per share	2,679	2,149
Retained earnings - unrestricted	3,708	3,558
Retained earnings - restricted	759	703
Retained earnings	4,467	4,261
Accumulated other comprehensive income (loss) (AOCI)	(77)	342
Capital	7,069	6,752
Liabilities and capital	$109,251	$96,954

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

Three months ended September 30,	Nine months ended September 30,
2022	2021	2022	2021
Interest income	$688	$206	$1,272	$623
Interest expense	546	67	821	221
Net interest income	142	139	451	402
Provision for (reversal of) credit losses	1	(1)	2	—
Net interest income after provision for (reversal of) credit losses	141	140	449	402

Noninterest income -
Trading securities	3	(9)	1	(40)
Derivatives	19	1	65	8
Instruments held under the fair value option	(6)	(7)	(52)	(33)
MPF fees,	6	,	6	,	18	and	19	from other FHLBs	8	11	27	36
Other, net	3	2	1	4
Noninterest income (loss)	27	(2)	42	(25)

Noninterest expense -
Compensation and benefits	31	26	88	79
Nonpayroll operating expenses	26	19	71	59
Federal Housing Finance Agency and Office of Finance	4	4	14	12
Other, net	1	3	5	18
Noninterest expense	62	52	178	168

Income before assessments	106	86	313	209

Affordable Housing Program assessment	11	9	32	22

Net income	$95	$77	$281	$187

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$95	$77	$281	$187

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(152)	(98)	(532)	154
Net unrealized gain (loss) cash flow hedges	34	7	115	39
Postretirement plans	1	1	(2)	(3)
Other comprehensive income (loss)	(117)	(90)	(419)	190

Comprehensive income	$(22)	$(13)	$(138)	$377

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
June 30, 2022	17	$1,672	8	$773	$3,661	$740	$40	$6,886
Comprehensive income					76	19	(117)	(22)
Issuance of capital stock	7	755	—	3				758
Repurchases of capital stock	—	—	(6)	(524)				(524)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	1	—	(1)				—
Transfers between classes of capital stock	(4)	(396)	4	396
Cash dividends - class B1 annualized rate and amount		5.75%			(26)			(26)
Cash dividends - class B2 annualized rate and amount				2.38%	(3)			(3)
Total change in period, excl. cumulative effect	3	360	(2)	(126)	47	19	(117)	183
September 30, 2022	20	$2,032	6	$647	$3,708	$759	$(77)	$7,069

June 30, 2021	13	$1,283	7	$724	$3,469	$670	$487	$6,633
Comprehensive income					62	15	(90)	(13)
Issuance of capital stock	1	49	—	—				49
Repurchases of capital stock	—	—	(1)	(87)				(87)
Transfers between classes of capital stock	(1)	(39)	1	39
Cash dividends - class B1 annualized rate and amount		5.00%			(19)			(19)
Cash dividends - class B2 annualized rate and amount				2.00%	(3)			(3)
Total change in period, excl. cumulative effect	—	10	—	(48)	40	15	(90)	(73)
September 30, 2021	13	$1,293	7	$676	$3,509	$685	$397	$6,560

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2021	14	$1,409	7	$740	$3,558	$703	$342	$6,752
Comprehensive income					225	56	(419)	(138)
Issuance of capital stock	16	1,602	—	19				1,621
Repurchases of capital stock	—	—	(10)	(1,034)				(1,034)
Capital stock reclassed to mandatorily redeemable capital stock liability	(1)	(54)	—	(3)				(57)
Transfers between classes of capital stock	(9)	(925)	9	925
Cash dividends - class B1 annualized rate and amount		5.29%			(68)			(68)
Cash dividends - class B2 annualized rate and amount				2.17%	(7)			(7)
Total change in period excl. cumulative effect	6	623	(1)	(93)	150	56	(419)	317
September 30, 2022	20	$2,032	6	$647	$3,708	$759	$(77)	$7,069

December 31, 2020	13	$1,257	8	$753	$3,424	$648	$207	$6,289
Comprehensive income					150	37	190	377
Issuance of capital stock	3	309	—	13				322
Repurchases of capital stock	—	—	(4)	(357)				(357)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	(5)				(6)
Transfers between classes of capital stock	(3)	(272)	3	272
Cash dividends - class B1 annualized rate and amount		5.00%			(57)			(57)
Cash dividends - class B2 annualized rate and amount				2.00%	(8)			(8)
Total change in period excl. cumulative effect	—	36	(1)	(77)	85	37	190	271
September 30, 2021	13	$1,293	7	$676	$3,509	$685	$397	$6,560

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Nine months ended September 30,	2022	2021
Operating	Net cash provided by (used in) operating activities	$1,498	$516
Investing	Net change interest bearing deposits	(325)	—
	Net change federal funds sold	(2,929)	(1,320)
	Net change securities purchased under agreements to resell	(2,010)	(2,870)
	Trading debt securities -
	Proceeds from maturities and paydowns	752	3,101
	Purchases	—	(749)
	Available-for-sale debt securities -
	Sales	—	20
	Proceeds from maturities and paydowns	4,383	411
	Purchases	(4,215)	(1,352)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	3,462	2,661
	Purchases	(2,272)	(1,944)
	Advances -
	Principal collected	609,571	409,288
	Issued	(622,719)	(409,018)
	MPF Loans held in portfolio -
	Principal collected	1,034	2,532
	Purchases	(1,296)	(2,405)
	Other investing activities	(13)	(11)
	Net cash provided by (used in) investing activities	(16,577)	(1,656)
Financing	Net change deposits, 1 and (5) from other FHLBs	(359)	(184)
	Discount notes -
	Net proceeds from issuance	610,091	356,860
	Payments for maturing and retiring	(594,286)	(364,622)
	Consolidated obligation bonds -
	Net proceeds from issuance	17,287	30,778
	Payments for maturing and retiring	(18,109)	(24,164)
	Capital stock -
	Proceeds from issuance	1,621	322
	Repurchases	(1,034)	(357)
	Cash dividends paid	(75)	(65)
	Other financing activities	(57)	(36)
	Net cash provided by (used in) financing activities	15,079	(1,468)
	Net increase (decrease) in cash and due from banks	—	(2,608)
	Cash and due from banks at beginning of period	45	3,541
	Cash and due from banks at end of period	$45	$933

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

During March 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. This ASU broadens the availability of fair value hedging to non-prepayable and prepayable portfolios. The guidance on hedging multiple layers in a closed portfolio is applied prospectively. The guidance on the accounting for fair value basis adjustments is applied on a modified retrospective basis. Further, an entity may reclassify debt securities from held-to-maturity to available for sale if it includes them in a closed portfolio that is hedged under the portfolio layer method. This ASU is effective for the Bank starting January 1, 2023, with early adoption permitted. The Bank is in the process of evaluating the impact of adoption and implementation of this ASU.

Also during March 2022, the FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures to eliminate the recognition and measurement guidance for troubled debt restructurings for creditors that have adopted Current Expected Credit Losses (CECL) methodology. The ASU also requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty and requires the presentation of gross write-offs by year of origination. This ASU is effective starting January 1, 2023, with early adoption permitted. The Bank is evaluating the impact of adoption of this ASU, which it expects to be immaterial.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense
The following table presents interest income and interest expense for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest income -

Trading	$1	$9	$1	$43

Available-for-sale interest income	150	54	259	149
Available-for-sale prepayment fees	2	1	43	1
Available-for-sale	152	55	302	150

Held-to-maturity	10	7	24	22

Investment debt securities	163	71	327	215

Advances interest income	365	61	610	192
Advances prepayment fees	1	7	12	19
Advances	366	68	622	211

MPF Loans held in portfolio	73	64	207	187
Federal funds sold	48	2	65	4
Securities purchased under agreements to resell	21	1	28	2
Interest earning deposits	16	—	21	1
Other	1	—	2	3

Interest income	688	206	1,272	623

Interest expense -

Consolidated obligations -
Discount notes	196	10	259	35
Bonds	341	54	544	177

Other	9	3	18	9

Interest expense	546	67	821	221

Net interest income	$142	$139	$451	$402

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	September 30, 2022	December 31, 2021
U.S. Government & other government related	$199	$948
MBS
GSE	4	6
Trading debt securities	$203	$954

The following table presents our gains and losses on trading debt securities recorded in Noninterest Income - Other, net.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net unrealized gains (losses) on securities held at period end	$3	$—	$1	$(11)
Net realized gains (losses) on securities sold/matured during the period	—	(9)	—	(29)
Net gains (losses) on trading debt securities	$3	$(9)	$1	$(40)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of September 30, 2022
U.S. Government & other government related	$1,925		$—	$(158)	$1,767
State or local housing agency	9		—	(1)	8
FFELP ABS	2,381		82	(8)	2,455
MBS
GSE	15,409		47	(130)	15,326
Government guaranteed	130		2	—	132
Available-for-sale debt securities	$19,854		$131	$(297)	$19,688

As of December 31, 2021
U.S. Government & other government related	$4,659		$34	$(12)	$4,681
State or local housing agency	8		1	—	9
FFELP ABS	2,642		130	—	2,772
MBS
GSE	14,849		234	(26)	15,057
Government guaranteed	182		5	—	187
Available-for-sale debt securities	$22,340		$404	$(38)	$22,706
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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of September 30, 2022
U.S. Government & other government related	$376		$—	$(14)	$362
MBS
GSE	173		3	—	176
Government guaranteed	54		—	—	54
Other	8		—	(1)	7
Held-to-maturity debt securities	$611		$3	$(15)	$599

As of December 31, 2021
U.S. Government & other government related	$1,506		$11	$—	$1,517
MBS
GSE	214		19	—	233
Government guaranteed	71		1	—	72
Other	10		—	—	10
Held-to-maturity debt securities	$1,801		$31	$—	$1,832
a    Includes adjustments made to the cost basis of an investment for accretion, and/or amortization.

We had no sales of HTM debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Contractual Maturity

The maturity of our AFS and HTM debt securities is detailed in the following table. MBS and FFELP ABS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	Available-for-Sale		Held-to-Maturity
As of September 30, 2022	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$—	$—	$145	$145
Due after one year through five years	694	685	26	24
Due after five years through ten years	390	347	205	193
Due after ten years	850	743	—	—
MBS and FFELP ABS	17,920	17,913	235	237
Total debt securities	$19,854	$19,688	$611	$599

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of September 30, 2022
U.S. Government & other government related	$1,468	$(97)	$272	$(61)	$1,740	$(158)
State or local housing agency	8	(1)	—	—	8	(1)
FFELP ABS	372	(8)	—	—	372	(8)
MBS
GSE	9,039	(94)	548	(36)	9,587	(130)
Government guaranteed	11	—	—	—	11	—
Available-for-sale debt securities	$10,898	$(200)	$820	$(97)	$11,718	$(297)

As of December 31, 2021
U.S. Government & other government related	$3,764	$(12)	$—	$—	$3,764	$(12)
MBS
GSE	1,549	(23)	54	(3)	1,603	(26)
Available-for-sale debt securities	$5,313	$(35)	$54	$(3)	$5,367	$(38)

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

As of September 30, 2022	Par Value Amount		Weighted Average Contractual Interest Rate
Due in one year or less	$26,192	[a]	2.92%
One to two years	10,312	[a]	2.81%
Two to three years	7,755	[a]	2.35%
Three to four years	3,984		2.67%
Four to five years	3,611		2.34%
Five to fifteen years	8,492		2.18%
More than fifteen years	510		5.13%
Total	$60,856		2.69%
a    Of the advances due in one year or less, one to two years, and two to three years; $3.1 billion, $3.9 billion, and $4.0 billion, respectively, were issued to One Mortgage Partners Corp. (now JPMorgan Chase Bank NA), our former captive insurance company member, whose membership was terminated in 2021 in connection with an FHFA rule.

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated.

As of	September 30, 2022	December 31, 2021
Par value	$60,856	$47,708
Fair value hedging adjustments	(1,215)	227
Other adjustments	26	114
Advances	$59,667	$48,049

The following advance borrowers exceeded 10% of our advances outstanding.

As of September 30, 2022	Par Value		% of Total Outstanding
JPMorgan Chase Bank NA	$11,000	[a]	18.1%
The Northern Trust Company	7,000		11.5%
a    Effective February 19, 2021, we terminated One Mortgage Partners Corp.'s (OMP) membership in connection with the FHFA rule that made captive insurance companies ineligible for FHLB membership. In December 2021, OMP merged with and into its parent company, JPMorgan Chase Bank NA (JPM). For details on the contractual maturity terms of JPM’s advances, see the table above presenting advances by terms of contractual maturity.

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

As of	September 30, 2022	December 31, 2021
Medium term (15 years or less)	$1,557	$1,653
Long term (greater than 15 years)	8,373	8,031
Unpaid principal balance	9,930	9,684
Net premiums, credit enhancement, and/or deferred loan fees	164	174
Fair value hedging and delivery commitment basis adjustments	(18)	(10)
MPF Loans held in portfolio, before allowance for credit losses	10,076	9,848
Allowance for credit losses on MPF Loans	(5)	(5)
MPF Loans held in portfolio, net	$10,071	$9,843
Conventional mortgage loans	$9,118	$8,845
Government Loans	812	839
Unpaid principal balance	$9,930	$9,684

The above table excludes MPF Loans acquired under the MPF Xtra® and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2021 Form 10-K for information related to the accounting treatment of these off-balance sheet MPF Loan products.

Coronavirus Disease 2019 (COVID-19) Forbearance
Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) provided temporary relief from the accounting and reporting requirements for troubled debt restructurings (TDRs) for certain loan modifications related to COVID-19. Specifically, the CARES Act provided that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applied to any modification related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest. Although we elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act for the period beginning March 1, 2020, we resumed TDR accounting when this section of the CARES Act expired on January 1, 2022.

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

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses for MPF Loans.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2022	2021	2022	2021

Allowance for MPF credit losses beginning balance	$5	$3	$5	$3
MPF credit losses charged-off	(1)	—	(2)	(2)
Credit loss recovery	—	—	—	1
Provision for (reversal of) MPF for credit losses	1	—	2	1
Allowance for MPF credit losses ending balance	$5	$3	$5	$3

Allowance for Credit Losses on Community First® Fund (the Fund)

As of September 30, 2022, we had $47 million in Fund loans outstanding compared to $45 million at December 31, 2021, recorded in Other assets in our Condensed Statements of Condition.

As of September 30, 2022, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2022	2021	2022	2021
Allowance for Fund loan credit losses beginning balance	$7	$7	$7	$7
Provision for (reversal of) Fund loan for credit losses	—	(1)	—	(1)
Other	—	1	—	1
Allowance for Fund loan credit losses ending balance	$7	$7	$7	$7

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	September 30, 2022			December 31, 2021
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2018 to 2022	Prior to 2018	Total	2017 to 2021	Prior to 2017	Total
Past due 30-59 days	$41	$20	$61	$23	$18	$41
Past due 60-89 days	5	5	10	8	6	14
Past due 90 days or more	18	21	39	43	30	73
Past due	64	46	110	74	54	128
Current	8,101	1,044	9,145	7,883	987	8,870
Total outstanding	$8,165	$1,090	$9,255	$7,957	$1,041	$8,998

As of	September 30, 2022			December 31, 2021
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$21	$5	$26	$6	$3	$9
Serious delinquency rate	0.46%	1.85%	0.58%	0.82%	2.33%	0.95%
Past due 90 days or more and still accruing interest	$4	$14	$18	$30	$19	$49
Loans on nonaccrual status	42	—	42	47	—	47
Loans on nonaccrual status with no allowance for credit losses	15	—	15	11	—	11

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	September 30, 2022	December 31, 2021
MPF Loans held in portfolio	$47	$45
HTM securities	3	4
AFS securities	67	—
Interest bearing deposits	3	—
Federal funds sold	1	—
Securities purchased under agreements to resell	1	—
Advances	114	34
Accrued interest receivable	$236	$83

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the extent to which master netting arrangements, collateral requirements and other credit enhancements are included in such contracts to mitigate the risk. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives. Additionally, collateral related to over-the-counter derivatives with member institutions includes collateral assigned to us, as evidenced by a written security agreement, and which may be held by the member institution for our benefit. As of September 30, 2022, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value in our 2021 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into on or after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). We pledged no investment securities on our bilateral derivative transactions (that can be sold or repledged by our counterparty) as of September 30, 2022.

For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating.  If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been immaterial at September 30, 2022.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2021 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $654 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at September 30, 2022. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades.  We had no requirement to post additional initial margin by our FCMs at September 30, 2022.

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

As of	September 30, 2022			December 31, 2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$87,107	$1,046	$2,858	$70,321	$58	$466
Derivatives not in hedge accounting relationships-
Interest rate contracts	3,512	18	29	2,772	10	59
Mortgage delivery commitments	290	1	4	625	2	2
Other	118	3	—	148	—	—
Derivatives not in hedge accounting relationships	3,920	22	33	3,545	12	61
Gross derivative amount before netting adjustments and cash collateral	$91,027	1,068	2,891	$73,866	70	527
Netting adjustments and cash collateral		(1,033)	(2,867)		(56)	(495)
Derivatives on Condensed Statements of Condition		$35	$24		$14	$32
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$2,182			$447
Cash collateral received and related accrued interest	350			8

The following table presents the noninterest income - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2022	2021	2022	2021
Economic hedges -
Interest rate contracts	$23	$2	$65	$18
Mortgage delivery commitments	(3)	(2)	(11)	(14)
Other	5	1	18	4
Economic hedges	25	1	72	8
Variation margin on daily settled cleared derivatives	(6)	—	(7)	—
Noninterest income - Derivatives and hedging activities	$19	$1	$65	$8

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

	Derivative Assets
	As of September 30, 2022			As of December 31, 2021
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,002	$65	$1,067	$61	$7	$68
Netting adjustments and cash collateral	(968)	(65)	(1,033)	(49)	(7)	(56)
Derivatives with legal right of offset - net	34	—	34	12	—	12
Derivatives without legal right of offset	1	—	1	2	—	2
Derivatives on Condensed Statements of Condition	35	—	35	14	—	14
Net amount	$35	$—	$35	$14	$—	$14

	Derivative Liabilities
	As of September 30, 2022			As of December 31, 2021
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$2,800	$87	$2,887	$495	$30	$525
Netting adjustments and cash collateral	(2,800)	(67)	(2,867)	(487)	(8)	(495)
Derivatives with legal right of offset - net	—	20	20	8	22	30
Derivatives without legal right of offset	4	—	4	2	—	2
Derivatives on Condensed Statements of Condition	4	20	24	10	22	32
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	20	20	—	22	22
Net amount	$4	$—	$4	$10	$—	$10

At September 30, 2022 and December 31, 2021, we had $633 million and $622 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of September 30, 2022 we did not have any active fair value hedges on our MPF Loans.

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$831	$(832)	$(1)	$71	$(137)	$(66)
Advances	479	(452)	27	21	(98)	(77)
Consolidated obligation bonds	(1,127)	1,032	(95)	(6)	64	58
Total	$183	$(252)	$(69)	$86	$(171)	$(85)

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$2,303	$(2,443)	$(140)	$452	$(658)	$(206)
Advances	1,457	(1,442)	15	233	(396)	(163)
Consolidated obligation bonds	(2,945)	2,999	54	(76)	240	164
Other	—	—	—	—	(1)	(1)
Total	$815	$(886)	$(71)	$609	$(815)	$(206)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of September 30, 2022	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$15,717	$(2,053)	$367	$(1,686)
Advances	17,781	(1,216)	2	(1,214)
Consolidated obligation bonds	46,242	(3,194)	(12)	(3,206)
Other	222	—	5	5

As of December 31, 2021
Available-for-sale securities	$14,412	$335	$421	$756
Advances	19,720	225	2	227
Consolidated obligation bonds	36,335	(192)	(16)	(208)
Other	265	—	6	6

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

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 8 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were immaterial as of September 30, 2022. We are not using the cash flow hedge strategy for new transactions at this time, as we used LIBOR as the benchmark interest rate for cash flow hedges and we are not entering into new LIBOR-linked transactions.

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

	Three months ended September 30, 2022		Three months ended September 30, 2021
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$36	$2	$2	$(5)
Total	$36	$2	$2	$(5)

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$110	$(4)	$25	$(13)
Bonds	—	(1)	—	(1)
Total	$110	$(5)	$25	$(14)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2022	December 31, 2021
Consolidated obligation discount notes - carrying amount	$40,468	$24,563
Consolidated obligation discount notes - principal amount	40,609	24,565
Weighted Average Interest Rate	2.76%	0.05%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of September 30, 2022	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$12,615	2.10%	$52,182
One to two years	9,516	1.24%	3,792
Two to three years	11,141	1.57%	2,932
Three to four years	10,663	1.21%	1,266
Four to five years	8,636	1.76%	1,884
Thereafter	10,210	1.97%	725
Total par value	$62,781	1.66%	$62,781

The following table presents consolidated obligation bonds outstanding by call feature.

As of	September 30, 2022	December 31, 2021
Noncallable	$15,962	$24,516
Callable	46,819	39,087
Par value	62,781	63,603
Fair value hedging adjustments	(3,207)	(208)
Other adjustments	(45)	(22)
Consolidated obligation bonds	$59,529	$63,373

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of September 30, 2022, and December 31, 2021. See Note 16 - Commitments and Contingencies in our 2021 Form 10-K for further details.

	September 30, 2022			December 31, 2021
Par values as of	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$580,274	$451,636	$1,031,910	$441,936	$210,926	$652,862
FHLB Chicago as primary obligor	62,781	40,609	103,390	63,603	24,565	88,168
As a percent of the FHLB System	11%	9%	10%	14%	12%	14%

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

As of	September 30, 2022		December 31, 2021
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$4,370	$7,393	$3,878	$6,656
Total regulatory capital ratio	4.00%	6.77%	4.00%	6.87%
Leverage capital	$5,463	$11,091	$4,848	$9,984
Leverage capital ratio	5.00%	10.15%	5.00%	10.30%
Risk-based capital	$1,579	$7,393	$1,297	$6,656

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

None of our members (including any successor) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of September 30, 2022.

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On October 28, 2022 our Board of Directors declared a 6.50% dividend (annualized) for Class B1 activity stock and a 2.75% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2022. This dividend totaled $41 million (recorded as $37 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 15, 2022. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post - Retirement Plans	Total in AOCI
Three months ended September 30, 2022
Beginning balance	$(14)	$70	$(16)	$40
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(152)	36	—	(116)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(2)		(2)
Noninterest expense			1	1
Ending balance	$(166)	$104	$(15)	$(77)
Three months ended September 30, 2021
Beginning balance	$544	$(33)	$(24)	$487
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(98)	2	—	(96)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	5		5
Noninterest expense			1	1
Ending balance	$446	$(26)	$(23)	$397

Nine months ended September 30, 2022
Beginning balance	$366	$(11)	$(13)	$342
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(532)	110	(4)	(426)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	5		5
Noninterest expense			2	2
Ending balance	$(166)	$104	$(15)	$(77)
Nine months ended September 30, 2021
Beginning balance	$292	$(65)	$(20)	$207
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	155	25	(10)	170
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	(1)	14		13
Noninterest expense			7	7
Ending balance	$446	$(26)	$(23)	$397

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
September 30, 2022
Carried at amortized cost
Cash and due from banks and interest bearing deposits	$1,225	$1,225	$1,225
Federal funds sold and securities purchased under agreements to resell	17,206	17,206		$17,206
Held-to-maturity debt securities	611	599		592	$7
Advances	58,388	58,377		58,377
MPF Loans held in portfolio, net	10,064	8,833		8,824	9
Other assets	236	236		236
Carried at fair value on a recurring basis
Trading debt securities	203	203		203
Available-for-sale debt securities	19,688	19,688		19,688
Advances	1,279	1,279		1,279
Derivative assets	35	35		1,068		$(1,033)
Other assets	75	75		75
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7			7
Financial assets	109,017	$107,763	$1,225	$107,548	$23	$(1,033)
Other non financial assets	234
Assets	$109,251

Carried at amortized cost
Deposits	$(675)	$(675)		$(675)
Consolidated obligation discount notes	(39,600)	(39,591)		(39,591)
Consolidated obligation bonds	(58,814)	(57,193)		(57,193)
Mandatorily redeemable capital stock	(247)	(247)	$(247)
Other liabilities	(202)	(202)		(202)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(868)	(868)		(868)
Consolidated obligation bonds	(715)	(715)		(715)
Derivative liabilities	(24)	(24)		(2,891)		$2,867
Financial liabilities	(101,145)	$(99,515)	$(247)	$(102,135)	$—	$2,867
Other non financial liabilities	(1,037)
Liabilities	$(102,182)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2021
Carried at amortized cost
Cash and due from banks and interest bearing deposits	$900	$900	$900
Federal funds sold and securities purchased under agreements to resell	12,267	12,267		$12,267
Held-to-maturity debt securities	1,801	1,832		1,822	$10
Advances	46,876	47,108		47,108
MPF Loans held in portfolio, net	9,839	9,908		9,900	8
Other assets	83	83		83
Carried at fair value on a recurring basis
Trading debt securities	954	954		954
Available-for-sale debt securities	22,706	22,706		22,706
Advances	1,173	1,173		1,173
Derivative assets	14	14		70		$(56)
Other assets	104	104		104
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	4	4			4
Financial assets	96,721	$97,053	$900	$96,187	$22	$(56)
Other non financial assets	233
Assets	$96,954
Carried at amortized cost
Deposits	$(1,034)	$(1,034)		$(1,034)
Consolidated obligation discount notes	(24,563)	(24,563)		(24,563)
Consolidated obligation bonds	(62,708)	(62,585)		(62,585)
Mandatorily redeemable capital stock	(247)	(247)	$(247)
Other liabilities	(116)	(116)		(116)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(665)	(665)		(665)
Derivative liabilities	(32)	(32)		(527)		$495
Financial liabilities	(89,365)	$(89,242)	$(247)	$(89,490)	$—	$495
Other non financial liabilities	(837)
Liabilities	$(90,202)

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Advances	$(12)	$(7)	$(75)	$(33)
Discount notes	1	—	5	—
Bonds	6	—	26	2
Other	(1)	—	(8)	(2)
Noninterest income - Instruments held under the fair value option	$(6)	$(7)	$(52)	$(33)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	September 30, 2022		December 31, 2021
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$1,298	$741	$1,117	$666
Fair value over (under) UPB	(19)	(26)	56	(1)
Fair value	$1,279	$715	$1,173	$665

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	September 30, 2022				December 31, 2021
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$4,835	$8,164	[a]	$12,999	$4,285	$7,032	[a]	$11,317
MPF delivery commitments	211	—		211	366	—		366
Advance commitments	549	5		554	43	2		45
Housing authority standby bond purchase agreements	71	456		527	25	477		502
Unsettled consolidated obligation bonds	420	—		420	378	—		378
Other	2	—		2	3	—		3
Commitments	$6,088	$8,625		$14,713	$5,100	$7,511		$12,611
a    Contains $7.5 billion and $6.1 billion of member standby letters of credit as of September 30, 2022, and December 31, 2021, which were renewable annually.

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

As of	September 30, 2022	December 31, 2021
Assets - Advances	$169	$235
Liabilities - Deposits	4	15
Equity - Capital Stock	17	18

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Other selected data at period end
Member standby letters of credit outstanding	$12,999	$13,080	$11,157	$11,317	$13,116
MPF Loans par value outstanding - FHLB System [a]	65,853	65,889	65,867	66,297	67,217
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	18,404	18,455	18,434	18,600	18,716
Number of members	668	669	670	676	674
Total employees (full and part time)	493	479	476	466	466
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$1,985	$2,358	$2,462	$3,152	$4,027
Quarterly number of PFIs funding MPF products - FHLB System	554	576	612	654	678
MPF Loans par value amounts funded - FHLB Chicago PFIs	$497	$636	$602	$938	$1,150
Quarterly number of PFIs funding MPF products - FHLB Chicago	171	167	172	179	178
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.77%	6.77%	6.95%	6.87%	6.50%
Market value of equity to book value of equity	105%	109%	106%	107%	106%
Primary mission asset ratio [b]	72.9%	73.1%	73.2%	70.3%	70.7%
Dividend rate class B1 activity stock-period paid	5.75%	5.13%	5.00%	5.00%	5.00%
Dividend rate class B2 membership stock-period paid	2.38%	2.13%	2.00%	2.00%	2.00%
Return on average assets	0.34%	0.36%	0.37%	0.35%	0.31%
Return on average equity	5.39%	5.33%	5.61%	5.31%	4.54%
Average equity to average assets	6.31%	6.75%	6.60%	6.59%	6.83%
Net yield on average interest-earning assets	0.52%	0.61%	0.62%	0.58%	0.58%
Cash dividends	$29	$24	$22	$21	$22
Dividend payout ratio	30.53%	26.37%	23.16%	23.86%	28.57%
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

•the loss or changes in business activities with significant members; changes in the demand by our members for advances, the impact of pricing increases, and the availability of other sources of funding for our members, such as deposits;

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2022 Financial Highlights

•Advances outstanding increased to $59.7 billion at September 30, 2022, compared to $48.0 billion at December 31, 2021, attributable to increased borrowings from our depository institutions.

•MPF Loans held in portfolio continued to remain steady at $10.1 billion at September 30, 2022, compared to $9.8 billion at December 31, 2021.

•Total investment securities decreased to $20.5 billion at September 30, 2022, compared to $25.5 billion at December 31, 2021, primarily attributable to a decline in the fair value of our available-for-sale (AFS) portfolio driven by rising market interest rates and a reduction in investment in U.S. Treasuries.

•Total liquid assets increased to $18.4 billion at September 30, 2022, compared to $13.2 billion at December 31, 2021. We strive to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $109.3 billion as of September 30, 2022, compared to $97.0 billion as of December 31, 2021.

•Letters of credit commitments increased to $13.0 billion at September 30, 2022, compared to $11.3 billion at December 31, 2021, attributable to increased usage from our members for public unit deposits.

•We recorded net income of $95 million in the third quarter of 2022, up $18 million compared to the third quarter of 2021. The increase was due to increased returns on our liquid assets as interest rates rose during the period, and other factors described below.

•In the third quarter of 2022, noninterest income was $27 million, an increase of $29 million when compared to a $(2) million (loss) for the third quarter of 2021. Gains from derivatives used to hedge our market risk exposure was the primary driver of this increase. There was also a significant decline in the average balance of our trading securities outstanding for the period resulting from a decline in investment in U.S. Treasuries, which in turn reduced the amount of losses incurred on our trading portfolio.

•We remained in compliance with all of our regulatory capital requirements as of September 30, 2022.

Summary and Outlook

Third Quarter 2022 Dividends and Dividend Guidance

On October 28, 2022, the Board of Directors declared a dividend of 6.50% (annualized) for Class B1 activity stock and a dividend of 2.75% (annualized) for Class B2 membership stock based on preliminary financial results for the third quarter of 2022, an increase on the levels declared in the second quarter of 2022. The dividend for the third quarter of 2022 will be paid by crediting members’ DID accounts on November 15, 2022. The Bank pays a higher dividend per share on Class B1 activity stock to recognize members that support the entire cooperative through the use of Bank products. We expect to maintain a dividend of at least 6.50% (annualized) for Class B1 activity stock through the fourth quarter of 2022 and first quarter of 2023, reviewed quarterly and based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

FHLB System at 100 –Letting Members’ Voices Be Heard

Across the FHLB System, we saw tremendous representation by community and industry leaders—including many of our members—at the FHFA’s three listening sessions for their FHLB System at 100: Focusing on the Future initiative. We believe the overall response from those who spoke was very positive and showed the important role each FHLB plays in individual communities across the country. We also know there was an outpouring of written letters and comments to the FHFA from our members.

When the FHFA announced this initiative as an opportunity to review the mission, membership eligibility requirements, products and services, among other facets of the FHLBs, we knew our members and community partners were vital to these conversations. We believe our members, more than anyone, understand the critical role the FHLBs have in supporting their businesses and strengthening their communities.

Guidance and Stability Through Market Volatility

As we monitor the market and the shift from the impacts of the COVID-19 pandemic, our economy is facing new headwinds. The Federal Reserve continues its path of monetary policy tightening to battle inflation brought on by factors such as global demand

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

for products and services, and geopolitical conflicts. We recognize the important role members play in providing essential products and services their customers rely on. Even as inflation has placed pressure on deposit balances, negatively impacted securities valuations, and adversely impacted housing volume, we have been able to provide much needed liquidity and funding to our members. Compared to the end of third quarter of 2021, advances outstanding have grown 30% to $59.7 billion at the end of the third quarter of 2022. We take pride in being a reliable source of liquidity for our members in all economic cycles.
Over the past quarter, we have announced specials to help manage an unpredictable mortgage market, provided forward-thinking strategies, and shared market insight at our member events:

•The mortgage markets have been impacted by dramatically rising interest rates stifling home affordability for many buyers. To alleviate some of the overall market pressure, we extended our targeted pricing special announced in May 2022 and improved prices across all MPF Traditional products.

•The swiftly approaching market transition from the use of LIBOR to the Secured Overnight Financing Rate (SOFR) requires many members to make numerous operational and technological changes. The Bank remains committed to helping members navigate the post-LIBOR environment and has been hard at work ensuring that our products support our members’ transition from LIBOR to SOFR.

Innovation and New Programs for Members' Communities

As we all experience an evolving business landscape, our commitment to provide support for members’ communities remains steadfast. Earlier this year, we announced three new program offerings designed to address critical affordable housing and community economic development needs across Illinois and Wisconsin. These community investment programs reflect an ongoing commitment to diversity, equity, and inclusion and we believe they will deliver lasting impact for members, individual beneficiaries, and members’ communities.

•From August 16 through September 30, 2022, we accepted applications for the new Community First® Accelerate Grants for Small Business (Accelerate Grants) program. This competitive program provides an opportunity for our members to support local and small businesses, which drive growth and economic investment in rural, small town and urban communities. In 2022, the Bank expects to award $750,000 in Accelerate Grants. We received 161 applications for more than five times the available funding, an indication of the critical resource needs facing many small businesses in our district. We look forward to announcing the results in mid to late November 2022. Members seeking support for their eligible small business lending can also leverage the zero-percent Community Small Business Advance, as we recently doubled our support for this program in response to strong member demand.

•The Bank awarded nearly $1 million of a $3 million, three year commitment to support career development for diverse developers of affordable housing in Illinois and Wisconsin. Through the Community First Diverse Developer Initiative, eight organizations received funds to support internships, fellowships, skills training, and/or long-term programming to expand the pipeline of diverse developers.

•The Bank awarded $2 million of a $6 million, three year commitment to support grants to housing counseling agencies throughout Illinois and Wisconsin. The Community First Housing Counseling Resource Program (Housing Counseling Resource Program) provides support to housing counseling agencies to expand their reach to minority and low- and moderate-income homebuyers and to facilitate equitable access to homeownership for all. Illinois Housing Development Authority (IHDA) and Wisconsin Housing and Economic Development Authority (WHEDA) administer the Housing Counseling Resource Program on behalf of the Bank.

•On October 31, 2022, we announced our annual Affordable Housing Program (AHP) General Fund awards and provided more than $20 million in grants to our member institutions in partnership with developers, community organizations, public housing authorities, tribal governments, and other units of government. This program, now in its 32nd year, subsidizes the development and preservation of affordable rental and owner-occupied housing.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

For a detailed description of our Critical Accounting Policies and Estimates see page 42 in our 2021 Form 10-K.

There have been no significant changes to our critical accounting estimates subsequent to December 31, 2021.

There have been no recently issued but not yet effective accounting standards updates that we expect to have a material impact on our financial statements.

Results of Operations

Net Interest Income

Net interest income is the difference between the amount we recognize into interest income on our interest earning assets and the amount we recognize into interest expense on our interest bearing liabilities. These amounts were determined in accordance with GAAP and were based on the underlying contractual interest rate terms of our interest earning assets and interest bearing liabilities as well as the following items:
•Amortization of premiums;
•Accretion of discounts;
•Hedge ineffectiveness, which represents the difference between changes in fair value of the derivative hedging instrument and the related change in fair value of the hedged item, is recognized into either interest income or interest expense, whichever is appropriate. For cash flow hedges, recognition occurs only when amounts are reclassified out of accumulated other comprehensive income. Such recognition occurs when earnings are affected by the hedged item;
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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	September 30, 2022			September 30, 2021			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$21,875	$163	2.98%	$21,403	$71	1.33%	$4	$88	$92
Advances	62,442	366	2.34%	52,370	68	0.52%	60	238	298
MPF Loans held in portfolio	10,030	73	2.91%	9,811	64	2.61%	2	7	9
Federal funds sold	8,693	48	2.21%	7,141	2	0.11%	9	37	46
Securities purchased under agreements to resell	3,757	21	2.24%	3,416	1	0.12%	2	18	20
Interest earning deposits	2,739	16	2.34%	1,344	—	—%	(8)	24	16
Other interest earning assets	71	1	5.63%	155	—	—%	(1)	2	1
Interest earning assets	109,607	688	2.51%	95,640	206	0.86%	87	395	482
Noninterest earning assets	667			2,535
Total assets	110,274			98,175

Consolidated obligation discount notes	37,469	196	2.09%	42,963	10	0.09%	(29)	215	186
Consolidated obligation bonds	61,440	341	2.22%	45,722	54	0.47%	87	200	287
Other interest bearing liabilities	1,118	9	3.22%	1,143	3	1.05%	—	6	6
Interest bearing liabilities	100,027	546	2.18%	89,828	67	0.30%	57	422	479
Noninterest bearing liabilities	3,225			1,603
Total liabilities	103,252			91,431

Net yield on interest earning assets	$109,607	$142	0.52%	$95,640	$139	0.58%	$17	$(14)	$3

For the nine months ended
Investment debt securities	$22,590	$327	1.93%	$21,712	$215	1.32%	$13	$99	$112
Advances	58,133	622	1.43%	51,887	211	0.54%	65	346	411
MPF Loans held in portfolio	9,901	207	2.79%	9,828	187	2.54%	2	18	20
Federal funds sold	7,076	65	1.22%	7,003	4	0.08%	1	60	61
Securities purchased under agreements to resell	3,674	28	1.02%	4,155	2	0.06%	(4)	30	26
Interest earning deposits	2,148	21	1.30%	1,147	1	0.12%	10	10	20
Other interest earning assets	81	2	3.29%	140	3	2.86%	(1)	—	(1)
Interest earning assets	103,603	1,272	1.64%	95,872	623	0.87%	95	554	649
Noninterest earning assets	1,005			2,446
Total assets	$104,608			$98,318

Consolidated obligation discount notes	$31,095	259	1.11%	$46,391	35	0.10%	(127)	351	224
Consolidated obligation bonds	62,825	544	1.15%	42,513	177	0.56%	179	188	367
Other interest bearing liabilities	1,236	18	1.94%	1,188	9	1.01%	1	8	9
Interest bearing liabilities	95,156	821	1.15%	90,092	221	0.33%	46	554	600
Noninterest bearing liabilities	2,571			1,553
Total liabilities	$97,727			$91,645

Net yield on interest earning assets	$103,603	$451	0.58%	$95,872	$402	0.56%	$35	$14	$49

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.
•Interest income from investment debt securities increased primarily due to higher market interest rates in 2022 compared to the same period in 2021.
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
•Interest expense on our longer-termed consolidated obligation bonds increased due to higher market interest rates in 2022 compared to the same period in 2021, in addition to increased volume.
•For details of the effect our fair value and cash flow hedge activities had on our net interest income see Total Net Effect Gain (Loss) of Hedging Activities table on page 40.

Noninterest Income

							Three months ended September 30,		Nine months ended September 30,
							2022	2021	2022	2021
Trading securities							$3	$(9)	$1	$(40)
Derivatives							19	1	65	8
Instruments held under the fair value option							(6)	(7)	(52)	(33)
MPF fees,	6	6	18	and	19	from other FHLBs	8	11	27	36
Other, net							3	2	1	4
Noninterest income (loss)							$27	$(2)	$42	$(25)

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

The decrease in losses experienced on our trading securities was attributable to a significant decline in the average balance of our trading securities outstanding for the periods presented, which in turn reduced the amount of losses incurred on our trading portfolio. The corresponding gains and losses for derivatives and instruments held under fair value option were attributable to different positions and the movement in market interest rates in 2022 compared to 2021.

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

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended September 30, 2022
Recorded in net interest income	$27	$(1)	$—	$2	$(95)	$(1)	$(68)
Recorded in derivatives	15	8	12	(3)	(7)	(6)	19
Recorded in trading securities	—	3	—	—	—	—	3
Recorded on instruments held under the fair value option	(12)	—	(1)	1	6	—	(6)
Total net effect gain (loss) of hedging activities	$30	$10	$11	$—	$(96)	$(7)	$(52)

Three months ended September 30, 2021
Recorded in net interest income	$(77)	$(66)	$—	$(5)	$58	$1	$(89)
Recorded in derivatives	1	—	—	—	—	—	1
Recorded in trading securities	—	(9)	—	—	—	—	(9)
Recorded on instruments held under the fair value option	(7)	—	(1)	—	—	1	(7)
Total net effect gain (loss) of hedging activities	$(83)	$(75)	$(1)	$(5)	$58	$2	$(104)

Nine months ended September 30, 2022
Recorded in net interest income	$15	$(140)	$—	$(4)	$53	$—	$(76)
Recorded in derivatives	64	11	26	(4)	(25)	(7)	65
Recorded in trading securities	—	1	—	—	—	—	1
Recorded on instruments held under the fair value option	(75)	—	(8)	5	26	—	(52)
Total net effect gain (loss) of hedging activities	$4	$(128)	$18	$(3)	$54	$(7)	$(62)

Nine months ended September 30, 2021
Recorded in net interest income	$(163)	$(206)	$(1)	$(13)	$163	$—	$(220)
Recorded in derivatives	22	—	(14)	—	—	—	8
Recorded in trading securities	—	(37)	—	—	—	—	(37)
Recorded on instruments held under the fair value option	(33)	—	(3)	—	2	1	(33)
Total net effect gain (loss) of hedging activities	$(174)	$(243)	$(18)	$(13)	$165	$1	$(282)

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Compensation and benefits	$31	$26	$88	$79
Nonpayroll operating expenses	26	19	71	59
Federal Housing Finance Agency and Office of Finance	4	4	14	12
Other, net	1	3	5	18
Noninterest expense	$62	$52	$178	$168

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits increased primarily due to increased employee headcount. We had 493 employees as of September 30, 2022, compared to 466 as of September 30, 2021.

Nonpayroll operating expenses increased primarily due to our planned investment in information technology, specifically applications, infrastructure and resiliency. In addition, increased voluntary contributions to our Community First programs to support community development also contributed to the increase in nonpayroll operating expenses.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
MPF fees earned	$8	$11	$27	$36
Expenses related to MPF fees earned	9	7	27	27

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2021 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,		Balance remaining in AOCI as of
	2022	2021	2022	2021	September 30, 2022
Net unrealized gain (loss) available-for-sale debt securities	$(152)	$(98)	$(532)	$154	$(166)
Net unrealized gain (loss) cash flow hedges	34	7	115	39	104
Postretirement plans	1	1	(2)	(3)	(15)
Other comprehensive income (loss)	$(117)	$(90)	$(419)	$190	$(77)

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our AFS portfolio for 2022 was primarily due to an increase in market interest rates in 2022. As these securities approach maturity, we expect the net unrealized losses in our AOCI as of September 30, 2022 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges for 2022 was primarily driven by an increase in market interest rates in 2022.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of September 30, 2022 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statement of Condition

	September 30, 2022	December 31, 2021
Cash and due from banks, interest bearing deposits, federal funds sold, and securities purchased under agreements to resell	$18,431	$13,167
Investment debt securities	20,502	25,461
Advances	59,667	48,049
MPF Loans held in portfolio, net of allowance for credit losses	10,071	9,843
Other, net of allowance for credit losses	580	434
Assets	$109,251	$96,954

Consolidated obligation discount notes	$40,468	$24,563
Consolidated obligation bonds	59,529	63,373
Other	2,185	2,266
Liabilities	102,182	90,202
Capital stock	2,679	2,149
Retained earnings	4,467	4,261
Accumulated other comprehensive income (loss)	(77)	342
Capital	7,069	6,752
Total liabilities and capital	$109,251	$96,954
The following is an analysis of the above table and comparisons apply to September 30, 2022 compared to December 31, 2021.

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

In the third quarter of 2022, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities decreased at the end of third quarter 2022 compared to year end 2021 primarily attributable to a decline in the fair value of our AFS portfolio driven by rising market interest rates and a reduction in investment in U.S. Treasuries.

Advances

Advance balances increased at the end of third quarter 2022 compared to year end 2021 attributable to increased borrowings from our depository members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with our former captive insurance company members mature, our total advance levels may decrease. For a discussion of risks relating to our former captive insurance company members see Risk Factors starting on page 22 of our 2021 Form 10-K. For details on our advances with our former captive insurance company members, see Note 6 - Advances.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased slightly as new-acquisition volume outpaced paydown and maturity activity. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity
For the period ending September 30, 2022, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 54 in our 2021 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:
Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $3.8 billion of total assets. As of September 30, 2022, our overnight liquidity was $21.3 billion or 20% of total assets, giving us an excess overnight liquidity of $17.5 billion.
Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2022, we had excess liquidity of $52.7 billion to support member deposits.

Liquidity Reserves – As discussed on page 54 in the Liquidity, Funding, & Capital Resources section of our 2021 Form 10-K, FHFA guidance on liquidity (the Liquidity AB) requires that we hold positive cash flow assuming no access to the capital markets for a period of between ten to thirty calendar days, and assuming the renewal of all maturing advances. The Liquidity AB also requires the Bank to maintain liquidity reserves between one and 20 percent of our outstanding letter of credit commitments.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the unpaid principal balances of (1) MPF Loans held in portfolio, (2) AFS securities, and (3) HTM securities (including ABS and MBS investments), by expected principal cash flows. The table is illustrative of our assumptions about the expected cash flows of our assets, including prepayments made in advance of maturity.

	MPF Loans	Investment Debt Securities
As of September 30, 2022	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,020	$952	$285
After one year through five years	3,718	3,253	216
After five years through ten years	2,772	13,937	100
After ten years	2,420	3,355	9
Total	$9,930	$21,497	$610

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see the Risk Factors section starting on page 22 in our 2021 Form 10-K.

Funding

Conditions in Financial Markets

Continued concerns about inflation and interest rate hikes by the Federal Reserve, as well as continuing economic pressures, and the ensuing market volatility, were central themes during the third quarter of 2022. At its July 2022 meeting, the Federal Open Market Committee (FOMC) raised the federal funds rate target range by 75 basis points to a target of 2.25%-2.50%, noting high inflation, the conflict in Ukraine and supply and demand pressures related to the COVID-19 pandemic as factors to support its decision. Federal Reserve Chairman Powell’s subsequent remarks at the Jackson Hole Economic Symposium in August 2022 revealed the Federal Reserve’s “overarching focus” on bringing inflation back down to their 2.00% goal. At its September 2022 meeting, the FOMC announced another 75 basis point rate hike to a federal fund target range of 3.00%-3.25%.

As both rates and measures of market volatility continued to rise during the third quarter of 2022, yields on U.S. Treasuries were higher relative to the prevailing yields at the end of the second quarter of 2022. After decreasing 1.60% in the first quarter of 2022, U.S. Gross Domestic Product (GDP) fell by 0.60% in the second quarter of 2022. According to the Department of Commerce, GDP declined in the second quarter of 2022 as a result of decreases in private inventory investment, residential fixed investment, federal government spending, and state and local government spending. The U.S. stock market continued to drop in the third quarter of 2022, with the Dow Jones Industrial Average at 28,726 points on September 30, 2022 versus 30,775 points on June 30, 2022.

For a discussion of risks to the Bank relating to market and other economic conditions and related government policies, including risks related to prolonged inflation, see Risk Factors starting on page 22 of our 2021 Form 10-K.

We maintained ready access to funding throughout the third quarter of 2022.

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

In keeping with ARRC's recommendation and industry developments, the Bank has selected SOFR as its preferred primary replacement rate for investments and advances. We have a LIBOR transition action plan and our Asset-Liability Management Committee (ALCO) is the management committee responsible for overseeing the transition from LIBOR. In assessing our current exposure to LIBOR, we developed an inventory of financial instruments impacted and identified contracts that would require adding or adjusting the "fallback" language which provides for contractual alternatives to the use of LIBOR when LIBOR cannot be determined based on the method provided in the agreement. We have amended the terms of certain advance products to include fallback language. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (LIBOR Act) was signed into law. The LIBOR Act creates a uniform process to incorporate a replacement benchmark rate for LIBOR-indexed contracts that either do not contain a LIBOR fallback provision or contain an insufficient LIBOR fallback provision. On July 19, 2022, the Federal Reserve Board issued proposed implementing regulations under the LIBOR Act, as further discussed in our Form 10-Q for the period ended June 30, 2022.

For over-the-counter derivatives, we adhered to the ISDA 2020 IBOR Fallbacks Protocol. For cleared derivatives, as part of the transition from LIBOR to SOFR, our clearinghouses revised their discounting methodology used to calculate the present value of future cash flows and price alignment on variation margin for USD cleared swaps from the daily effective federal funds rate (EFFR) to SOFR. Both of our clearinghouses have implemented their own unique cash and basis swap compensation mechanisms for market participants to neutralize any value transfer discrepancies from the LIBOR to SOFR conversion. Further, each clearinghouse announced its own proposal for the conversion process of LIBOR-linked cleared derivatives to risk-free rates. The conversions are scheduled to occur in several tranches based on product type, and are generally expected to be completed before the effective date of LIBOR discontinuation for all covered products with the exception of zero coupon swaps and any remaining LIBOR swaps with non-representative fixings, which CME Clearing expects to convert on July 3, 2023. We continue to monitor the market-wide efforts to address fallback language related to cleared derivatives and investment securities as well as fallback language for new activities and issuances of financial instruments. We continue to assess our operational readiness, including updating our processes and information technology systems to support the transition from LIBOR to SOFR.

Market activity in SOFR-indexed financial instruments continues to increase and we continue to participate in the issuance of SOFR-indexed consolidated bonds. We are using federal funds overnight index swaps (Fed Funds OIS) and SOFR indexed swaps as an interest rate hedging strategy for financial instruments that do not have embedded options, as an alternative to using LIBOR when entering into new derivative transactions. We are offering SOFR-linked advances to our members, and for the nine months ended September 30, 2022, have issued $20.4 billion in SOFR-linked advances. For a discussion of risks relating to our use of SOFR-linked consolidated obligations and advances, see Risk Factors starting on page 22 of our 2021 Form 10-K. We also offer Discount Note-index floater advances, which some members have used as alternatives to LIBOR-linked advance products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Variable-Rate Financial Instruments by Interest-Rate Index and LIBOR-Indexed Financial Instruments
We have LIBOR exposure related to advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. The following tables present our variable rate financial instruments by interest-rate index at September 30, 2022 and may not include instruments that indirectly incorporate LIBOR or another interest rate index. The tables also do not consider the impact of any fallback language contained in our financial products. ABS and MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of September 30, 2022	Advances	Investments	Consolidated Obligations

Principal amount of variable rate instruments outstanding [a]
LIBOR	$343	$2,550	$—
SOFR	7,285	429	3,615
Treasury	—	87	—
Consolidated obligation yields	19,206	—	—
Other	129	1	—
Total	$26,963	$3,067	$3,615

Overnight, 1 month, 3 month, 6 month and 12-Month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Due in 2022	$13	$—	$—
Due through June 30, 2023	36	—	—
Due thereafter	294	2,550	—
Total	$343	$2,550	$—

Principal amount of SOFR-linked instruments issued YTD through
September 30, 2022	$20,362	$—	$—

a    With respect to advances, includes fixed rate advances that have cap/floor optionality linked to an interest rate index.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our variable rate financial instruments by pay or receive leg and whether cleared or uncleared.

As of September 30, 2022			Derivative Notional Amount Outstanding
			Pay Leg	Receive Leg
Interest rate swaps outstanding
Fixed rate			$39,477	$51,142
LIBOR			1,431	11,676
SOFR			29,059	15,248
OIS			20,651	12,552
Total interest rate swaps			$90,618	$90,618

Breakdown of above LIBOR interest rate swaps by termination date and type	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared
Overnight, 1 month, 3 month, 6 month and 12 month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Terminates in 2022	$373	$15	$155	$100
Terminates through June 30, 2023	767	35	261	65
Terminates thereafter	241	1	8,573	2,522
Total	$1,381	$51	$8,989	$2,687

Condensed Statements of Cash Flows

Net cash flows from operating activities

Nine months ended September 30,	2022	2021
Net cash provided by (used in) operating activities	$1,498	$516

In both 2022 and 2021, the majority of our operating cash inflows were related to cash received from clearinghouses to settle market-to market positions; these inflows reversed the $1.9 billion of cash outflows we experienced in the first quarter of 2020 due to market volatility as a result of the COVID-19 pandemic.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Net cash flows from investing activities with significant activity

Nine months ended September 30,	2022	2021
Liquid assets consisting of interest bearing deposits, federal funds sold, and securities purchased under agreements to resell	$(5,264)	$(4,190)
Investment debt securities	2,110	2,148
Advances	(13,148)	270
MPF Loans held in portfolio	(262)	127
Other	(13)	(11)
Net cash provided by (used in) investing activities	$(16,577)	$(1,656)

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

•In 2022 our net cash inflows from investment debt securities was attributable to a reduction in investment in U.S. Treasuries and Small Business Administration securities that matured and were not replaced. In 2021 our net cash inflows from investment debt securities was primarily attributable to a reduction in investment in U.S. Treasuries.

•In 2022 our net cash outflows for advances was attributable to increased borrowing from our depository members. In 2021 our net cash inflow for advances resulted from a slight decrease in outstanding advances, but member demand for funding remained steady.

•In 2022 our net cash outflows for MPF Loans held in portfolio was due to new-acquisition volume that outpaced paydown and maturity activity. In 2021 our net cash inflows from MPF Loans held in portfolio was due to new-acquisition volume that was outpaced by paydown and maturity activity.

Net cash flows from financing activities with significant activity

Nine months ended September 30,	2022	2021
Consolidated obligation discount notes	$15,804	$(7,762)
Consolidated obligation bonds	(822)	6,614
Other	97	(320)
Net cash provided by (used in) financing activities	$15,079	$(1,468)

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the nine months ended September 30, unless otherwise stated.

•In 2022 we paid down our bonds and increased our use of discount notes to align with advantageous funding opportunities. The increased borrowing on our discount notes reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above. In 2021 we paid down our discount notes and increased our use of bonds to align with advantageous funding opportunities and a contracted balance sheet.

•In 2022 our net cash inflows for Other was primarily due to proceeds from issuance of our capital stock. In 2021 our net cash outflows for Other was primarily due to members withdrawing from their deposit accounts.

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

Additionally, for MPF on-balance sheet products (which includes MPF Original, MPF 125, MPF 35, and MPF Government loans), the activity stock requirement is 2% of the principal loan amount sold into master commitments opened or amended. Under the Capital Plan, the range within which our Board may adjust this requirement is between 0% and 5%. For letters of credit, the activity stock requirement is 0.10% of the notional amount of all new letters of credit issued, and all existing letters of credit renewed, extended or increased. Under the Capital Plan, the range for the letter of credit activity stock requirement is 0.10% to 2%.

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

Reduced Capitalization Advance Program (RCAP)

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At September 30, 2022, RCAP advances outstanding total $20.5 billion to 194 members compared to $20.6 billion to 351 members at December 31, 2021. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

	September 30, 2022	December 31, 2021
Capital Stock	$2,679	$2,149
Mandatorily redeemable capital stock (MRCS) recorded as a liability	247	247
Regulatory capital stock	2,926	2,396
Retained earnings	4,467	4,261
Regulatory capital	$7,393	$6,657

Capital stock	$2,679	$2,149
Retained earnings	4,467	4,261
Accumulated other comprehensive income (loss)	(77)	342
GAAP capital	$7,069	$6,752

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

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On October 28, 2022, our Board of Directors declared a 6.50% dividend (annualized) for Class B1 activity stock and a 2.75% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2022. This dividend totaled $41 million (recorded as $37 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 15, 2022.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $60.9 billion were advances (par value) and $13.0 billion were letters of credit at September 30, 2022, compared to $47.7 billion and $11.3 billion at December 31, 2021.

	September 30, 2022			December 31, 2021
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	508	$73,625	$147,127	545	$58,542	$131,923
4	9	497	519	6	464	611
5	8	68	118	7	30	44
Total	525	$74,190	$147,764	558	$59,036	$132,578

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

For Government Loans held in our portfolio, the forbearance plan requirements of the insuring or guarantying agency must be followed. For MPF Xtra loans that are serviced by PFIs or a servicing aggregator approved by the MPF Program, Fannie Mae’s forbearance plan requirements must be followed, which allow a borrower to defer loan payments for up to a total cumulative forbearance period of 18 months.

Borrowers who are in existing forbearance plans are evaluated for reinstatement, repayment, deferment, permanent loan modification, or liquidation options, as appropriate for their situation.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the nine months ended September 30, 2022 and 2021, we purchased and concurrently delivered $1.2 billion and $5.7 billion, respectively, in unpaid principal balance of these loans to Fannie Mae.

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

As of September 30, 2022	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$1,180	$1,180
Fed Funds Sold	—	1,100	1,100
Total Domestic U.S.	—	2,280	2,280
Foreign commercial banks - federal funds sold:
Australia	—	1,000	1,000
Canada	—	2,325	2,325
Finland	531	—	531
Netherlands	—	500	500
Sweden	—	1,000	1,000
Total U.S. branches and agency offices of foreign commercial banks	531	4,825	5,356
Total unsecured credit exposure	$531	$7,105	$7,636

All $7.636 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of September 30, 2022
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$89	$(87)	$—	$2
Overcollateralized liability positions -
Bilateral derivatives -
A	$(1,033)	$1,036	$—	$3
BBB	(1,118)	1,126	—	8
Cleared derivatives	(21)	—	654	633
Nonmember counterparties	(2,083)	2,075	654	646
CO bond firm commitments	—	20	—	20
Member counterparties	1	—	—	1
Total	$(2,082)	$2,095	$654	$667
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

Amendments to FINRA Rule 4210: Margining of Covered Agency Transactions. On August 15, 2022, the SEC published amendments to Financial Industries Regulatory Authority (FINRA) Rule 4210 that delayed the effectiveness of margining requirements for covered agency transactions from October 26, 2022, until at least April 24, 2023. Once the margining requirements are effective, the Bank may be required to collateralize its transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. We do not expect this rule to have a material effect on our financial condition or results of operations.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Asset/Liability Management Committee and its subcommittees provide oversight of our risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 81 in our 2021 Form 10-K for further discussion on market risk.

The table below reflects the expected change in market value of equity for the stated increase or decrease in interest rates based on our models and related loss limit for each scenario established in the policy. For our down scenario shock analysis, the down shocks are constrained by scenarios provided by our regulator, which currently are limited so that shocked rates will not go negative but are subject to change. As a result, where applicable, we apply a floor to the down shock scenario at 10 bps. In the current rate environment, this floor setting was not triggered for any of the shock scenarios presented below.

	September 30, 2022		December 31, 2021
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$(111)	$(450)	$487	$(450)
-100 bp	(34)	(200)	(44)	(200)
-50 bp	(12)	(90)	(19)	(90)
-25 bp	(5)	(45)	(11)	(45)
+25 bp	4	(45)	(11)	(45)
+50 bp	6	(90)	(28)	(90)
+100 bp	9	(200)	(75)	(200)
+200 bp	5	(450)	(181)	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of September 30, 2022	As of December 31, 2021
Yield Curve Risk	$(1)	$4
Option Risk
Implied Volatility	4	5
Prepayment Speeds	1	—
Basis Risk
Spread to Swap Curve	(3)	(12)

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

As of September 30, 2022, our sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $4 million, compared to $5 million at December 31, 2021. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

The following table presents the duration of equity reported by us to the FHFA in accordance with the FHFA's guidance, which prescribes that down and up interest-rate shocks equal 200 basis points. The results are shown by duration of equity in years. The Bank engages in ongoing performance monitoring for its market risk-related models.

	Duration of equity in years
Scenario as of	September 30, 2022	December 31, 2021
Down 200 bps	-1.3	1.1
Base	-0.2	0.4
Up 200 bps	0.1	1.5

As of September 30, 2022, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $382 million, and our market value of equity to book value of equity ratio was 105%, compared to $458 million and 107% at December 31, 2021. The decline in the market value of equity to book value of equity was largely a result of wider mortgage spreads observed in the markets.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	November 8, 2022		(Principal Executive Officer)

/s/ Roger D. Lundstrom
		Name:	Roger D. Lundstrom
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 8, 2022		(Principal Financial Officer and Principal Accounting Officer)