Form 10-K
period 2022-12-31
Federal Home Loan Bank of Chicago
filed 2023-03-08
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to applicable regulatory and statutory limits. At June 30, 2022, the aggregate par value of the stock held by current and former members was $2,717,899,691. As of January 31, 2023, registrant had 32,969,372 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

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

Introduction

We are a federally chartered corporation and one of 11 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the System). The FHLBs are government-sponsored enterprises (GSE) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership. The mission of the FHLBs is (a) to provide financial products and services to their members and housing associates, including, but not limited to, secured loans known as advances, that assist and enhance such members’ and housing associates’ financing of: (1) housing, including single-family and multi-family housing serving consumers at all income levels; and (2) community lending; and (b) to serve as a reliable source of liquidity to their members through all economic cycles.

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

As a cooperative, we do business with our members and, under limited circumstances, our former members, as well as providing support for the members of other FHLBs through our role operating the Mortgage Partnership Finance® (MPF®) Program. All federally insured depository institutions, insurance companies engaged in residential housing finance, credit unions and community development financial institutions (CDFIs) located in Illinois and Wisconsin are eligible to apply for membership. All members are required to purchase our capital stock as a condition of membership; our capital stock is not publicly traded.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2022				December 31, 2021
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	290	144	434	65%	298	146	444	65%
Savings institutions	43	18	61	9%	45	20	65	10%
Credit unions	49	53	102	15%	49	52	101	15%
Insurance companies	48	19	67	10%	43	17	60	9%
Community Development Financial Institutions	5	2	7	1%	5	1	6	1%
Total	435	236	671	100%	440	236	676	100%

The following table presents our FDIC-insured depository institution members by asset size. Community Financial Institution is defined by our regulator, the FHFA, as FDIC-insured institutions with no more than $1.323 billion (the limit during 2022) in average total assets over three years. This limit is adjusted annually for inflation. See the Glossary of Terms on page 128 for further details.

As of December 31,	2022	2021
FDIC-insured depository institution member asset size:
Community Financial Institutions	89.09%	89.39%
Larger non-community financial institutions	10.91%	10.61%
Total	100.00%	100.00%

In 2022, our total membership declined by five institutions.

We lost 21 members due to mergers and acquisitions and one member cancelled its charter. Although 16 of these members were acquired by other members in our district, five were acquired by out-of-district institutions.

We gained 17 new members by adding four credit unions, one CDFI, five banks, and seven insurance companies during 2022, as we continue to work toward our goal of building a stronger cooperative by adding new members.

In 2022, 89% of our member institutions used at least one of our core product offerings - advances, letters of credit, or MPF Program products - or participated in our competitive Affordable Housing Program (AHP) or Downpayment Plus® (DPP®) Program.

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

Our strategy focuses on three primary pillars:

1. Financial Strength and Member Engagement. Leverage our financial strength to ensure we stay true to our mission and promote member engagement by providing our members competitively priced funding, a reasonable return on their investment, and provide meaningful support for their community investment activities.
2. Technology and Operational Excellence. Achieve operational excellence by: designing processes around technology solutions; providing nimbleness, security and scale; enhancing customer experience; and increasing efficiencies, and positioning us for strategic alternatives.
3. Talent and Culture. Build an inclusive workplace that: promotes diversity and equity and attracts and retains key talent in a rapidly changing environment.

Mission Asset Ratio

The following table represents our view of the mission-focused business we do as a cooperative bank.

	2022	2021
Average par value for the year ended December 31,
Advances	$61,924	$51,394
Mortgage assets (Acquired Member Assets - AMA)	9,857	9,760
Primary mission assets	$71,781	$61,154
Consolidated obligations	$101,177	$89,437
U.S. Treasuries	1,482	2,490
Consolidated obligations less U.S. Treasuries	$99,695	$86,947
Primary mission asset ratio	72.0%	70.3%

Supplemental mission assets and activities as of December 31,
MPF Program Loans held by other third party investors	$25,100	$26,813
Member standby letters of credit	10,750	11,317
Mission related liquidity	25,006	12,530
Small Business Administration investments	2,355	2,806
Housing authority standby bonds purchased and commitments outstanding	549	510
MPF Loan delivery commitments	93	366
Advance commitments	81	45
Member derivatives	2	2
Community First Fund loans and commitments	47	46
Supplemental mission assets and activities	$63,983	$54,435

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

Our primary mission asset ratio for the year ended December 31, 2022, was 72.0%.

For a discussion on how the change in business activities with significant members and the loss of such members may negatively impact our primary mission asset ratio, see Risk Factors on page 20.

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

•provide funds to member community financial institutions (CFI) for secured loans to businesses, farms, agribusinesses, and community development activities;

•provide members with enhanced tools for asset-liability management; and

•provide interim funding for those members that choose to sell or securitize their mortgages.

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

We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Establishing Credit Limits on page 68.

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

•Callable Advances: We issue callable advances in which members have the right to prepay the advance on predetermined dates without incurring prepayment or termination fees.

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

As the market of SOFR-linked products develops, the Bank may consider additional products to meet our members' business needs.

The FHLB Act authorizes us to make advances to non-member housing associates that meet regulatory eligibility requirements including that the housing associate is approved under Title II of the National Housing Act. We currently have approved four non-member housing associates that are eligible to borrow from the Bank. We had $50 million in advances outstanding to non-member housing associates at December 31, 2022, and $17 million at December 31, 2021.

For disclosure relating to our five largest advance borrowers as of December 31, 2022, see page 49.

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

The availability of alternative funding sources influences the demand and pricing for our advances and can vary as a result of a number of factors, such as the regulatory environment, market conditions, products offered, members' creditworthiness, and availability of collateral. We compete for advances on the basis of the total cost of our products to our members (which include the rates we charge, required capital stock purchases, and any dividends we pay), credit and collateral terms, prepayment terms, product features such as embedded options, and the ability to meet members' specific requests on a timely basis. In addition, the transition from the London Interbank Offer Rate (LIBOR) to SOFR (as further discussed in LIBOR Transition on page 53) may impact the pricing of our advance products relative to competitor rates and may reduce the number of advance products we can offer.

In addition, our competitive environment continues to be impacted by the changes in the interest-rate environment and the extent to which our members use our advances primarily as a back-up source of liquidity as opposed to part of their primary funding strategies. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors on page 20.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Standby Letters of Credit

We may provide members and housing associates with standby letters of credit (also referred to herein as letters of credit) to support obligations to third parties to facilitate residential housing finance, community lending, to achieve liquidity, and for asset-liability management purposes. In particular, members often use our public unit deposit letters of credit as collateral for deposits from federal and state governmental agencies. Letters of credit are generally available for terms of up to 20 years or for a one year term renewable annually. If we are required to make payment for a beneficiary's draw, these amounts either must be reimbursed by the member immediately or may be converted to an advance. Our underwriting and collateral requirements for letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are subject to an activity capital stock requirement. If any advances were to be made in connection with these standby letters of credit, they would be made under the same standards and terms as any other advance. For more details on our letters of credit see Note 16 - Commitments and Contingencies to the financial statements.

Mortgage Partnership Finance Program

MPF Program Overview

We developed the MPF Program to provide an additional source of liquidity to our members and to allow us to invest in mortgages to help fulfill our housing mission. The MPF Program is a secondary mortgage market business under which we purchase mortgage loans from our members and housing associates and members and housing associates of other FHLBs (together with us, the MPF Banks) that participate in the MPF Program (collectively, Participating Financial Institutions or PFIs). These mortgage loans are conventional and government mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 to 30 years (MPF Loans).

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
b    MPF 100 and MPF Plus are not currently offered.
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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Member PFIs

Members and eligible housing associates become PFIs of their respective MPF Bank by executing a PFI Agreement that provides the MPF Loan selling and servicing terms and conditions. The MPF Guides supplement the PFI Agreement and provides additional requirements for PFI eligibility including maintenance of anti-predatory lending policies, errors and omissions insurance and a fidelity bond. All of the PFI's obligations under the PFI Agreement are secured under its advances agreement with the MPF Bank. A PFI is required to deliver collateral for its CE Amount (as further discussed below) and an MPF Bank can request additional collateral to secure the PFI's other obligations under the PFI Agreement, if necessary.

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

We make customary representations and warranties regarding the eligibility of the off-balance sheet MPF Loans to third party investors. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. PFIs make the same representations and warranties to us with respect to the MPF Loans. When a PFI sells a mortgage loan under any MPF Loan product that fails to comply with the representations and warranties, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans if the failure cannot be cured. See Mortgage Repurchase Risk on page 72 for further information about MPF Loans repurchases.

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

•The PFI’s CE Amount. The PFI's CE Amount is a direct liability of the PFI to pay credit losses up to a specified amount, which may include proceeds from a provider of supplemental mortgage guaranty insurance (SMI). The CE Amount is determined by the MPF Bank consistent with the FHFA's AMA regulation. For further details, see Setting Credit Enhancement Levels on page 70.

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

Competition

We face competition in the markets for conventional loans, Government Loans, and loans with credit risk sharing arrangements from secondary market participants. Secondary market participants include, but are not limited to, dealers, banks, hedge funds, money managers, insurance companies, large mortgage aggregators (including non-bank mortgage companies), private investors, and other GSEs such as Fannie Mae and Freddie Mac. Some of these competitors have greater resources, larger volumes of business, and longer operating histories. As a result, our ongoing revenue derived from MPF Loan products may be affected by the volume of business done by our competitors. For further discussion of risks relating to competition and the MPF Program, see Risk Factors on page 20.

Other Activities

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight federal funds sold, and securities purchased under agreements to resell, entered into with or issued by highly rated institutions and other eligible counterparties. For further discussion of unsecured credit exposures related to our short-term investment portfolio, see Unsecured Short Term Investments on page 76.

Our longer-term investment debt securities portfolio includes securities issued by the U.S. government, U.S. government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset-backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs. For a discussion of the carrying values and ratings of these securities, see Investment Debt Securities on page 74. For this purpose, GSE includes Fannie Mae and Freddie Mac. Securities issued by GSEs are not guaranteed by the U.S. government.

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

Community Investment Activities

We provide financing and direct funding tools that support the affordable housing and community lending initiatives of our members that benefit very low-, low-, and moderate-income individuals, households, businesses and neighborhoods. Outlined below is a more detailed description of the mission-related programs that we administer and fund.

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

Direct grants are available under our competitive AHP General Fund to members in partnership with community sponsors and may be used to fund the acquisition, rehabilitation, and new construction of affordable rental or owner-occupied housing. We awarded competitive AHP subsidies of $24 million for the year ended December 31, 2022 and $30 million for the year ended December 31, 2021, for projects designed to provide housing to 1,980 and 2,430 households.

In addition, direct grants are available to members under our Downpayment Plus homeownership set-aside programs and may be provided to eligible homebuyers to assist with down payment, closing, counseling, or rehabilitation costs in conjunction with an acquisition. During the years ended December 31, 2022 and 2021, we disbursed $18 million and $19 million, respectively, through our Downpayment Plus programs to assist 3,067 and 3,365 very low- to moderate-income homebuyers.

During 2023, we anticipate having $48 million available in total for our AHP General Fund and Downpayment Plus Programs.

Cumulatively, the Bank has disbursed $699 million under our AHP General Fund, Downpayment Plus programs, and additional voluntary community investment grant programs since the inception of these programs. For further discussion on our voluntary community investment grant programs, see Environmental, Social, and Governance starting on page 14.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Community Advances Programs and related letters of credit - We offer programs where members may apply for advances or letters of credit to support affordable housing or community economic development lending. These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our Community Advances programs may be used to finance affordable homeownership units, multi-family rental projects, industrial and manufacturing facilities, agricultural businesses, healthcare, educational centers, public or private infrastructure projects, or commercial businesses. As of December 31, 2022, and 2021, we had $517 million and $318 million in advances outstanding under the Community Advances programs and related letters of credit outstanding of $53 million and $69 million.

Community First® Fund - Our Board of Directors approved $50 million in 2011 to supplement our current affordable housing and community investment programs, which became the foundation for the Community First Fund (the Fund). The Fund is an innovative revolving credit facility designed to provide low cost, longer term financing to CDFIs, community development loan funds, and state housing finance authorities promoting affordable housing and economic development in our district. We approved our first loans under the Fund in 2014 and as of December 31, 2022, had $47 million in principal outstanding and less than $1 million in unfunded loan commitments outstanding.

In total, the Bank has originated $1.989 billion in community lending advances and loans in 2022, and cumulatively $15.1 billion in advances and loans since the inception of these programs. For further discussion on our community investment activities, see Environmental, Social, and Governance starting on page 14.

Deposits

We accept deposits from our members, institutions eligible to become members, any institution for which we are providing correspondent services, other FHLBs, and other government instrumentalities. We offer several types of deposits to our deposit customers including demand, overnight, and term deposits. For a description of our liquidity requirements with respect to member deposits see Liquidity on page 51.

Funding

Consolidated Obligations

Our primary source of funds is the sale to the public of FHLB debt instruments, called consolidated obligations, in the capital markets. Additional funds are provided by deposits, other borrowings, and the issuance of capital stock. Consolidated obligations, which consist of bonds and discount notes, are the joint and several liability of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from issuance. Consolidated obligations are issued to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the U.S. government. See Funding on page 52 for further discussion.

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

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. For further discussion of market conditions and their potential impact on us, see Risk Factors on page 20 and Funding on page 52.

Although the available supply of funds from the FHLBs' debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Business Environment

Our financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within our district of Illinois and Wisconsin, and the conditions in the financial, housing, and credit markets. In particular, our net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy.  We endeavor to manage our interest rate risk by entering into fair value hedge relationships utilizing interest rate derivative agreements to hedge a portion of our advances, available-for-sale debt securities, and debt.  We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. Our cash flow hedge objective/strategy is to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate by entering into interest rate swap(s) to mitigate such risk. We are not using the cash flow hedge strategy for new transactions at this time, as we used LIBOR as the benchmark interest rate for cash flow hedges and we are not entering into new LIBOR-linked transactions. Additionally, we enter into economic hedges using derivative agreements to hedge our mortgage-related assets, which are sensitive to changes in mortgage rates. Many of our balance sheet hedging strategies are subject to change due to the ongoing phase-out of LIBOR. For further discussion of the potential impact of the LIBOR transition, see Risk Factors on page 20 and LIBOR Transition on page 53.

Our profitability is significantly affected by the interest rate environment. We earn relatively narrow spreads between yields on assets and the rates paid on corresponding liabilities. A large portion of our advance business is based on our funding costs plus a narrow spread. We also expect our ability to generate significant earnings on capital and short-term investments will be affected by the Federal Reserve’s policy of setting the short-term federal funds rate. Income and spreads can also be affected by changes in regulations or accounting rules, which can change the funding, hedging, and the liquidity profile of our balance sheet. Short-term interest rates also directly affect our earnings on invested capital. The size of our balance sheet and amount of our earnings are also affected by the level of advances outstanding, the demand for which is affected by the amount of liquidity in the financial system, which in turn depends in part on the level of monetary stimulus from the Federal Reserve and fiscal stimulus from the government, as well as the demand for loans in the economy and the relative attractiveness of investments. For further discussion of the risk we face relating to the interest rate environment and government monetary policies, see Risk Factors on page 20.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Environmental, Social, and Governance

As a cooperative, our goal is to provide reliable, low-cost liquidity to our member banks, credit unions, insurance companies, and CDFIs located in Illinois and Wisconsin. We also provide members and housing associates with financial products and services to support and enhance mortgage lending and community investment in their communities. These products and services help our members fund loans and investments held in portfolio, manage liquidity, fund mortgages into the secondary market, secure third party agreements, and achieve asset liability management goals. Through our community investment grants, products, and programs, we also help our members provide affordable housing and economic development in the diverse communities they serve.

Environmental

Climate Change

Climate change, weather-related events, other natural or environmental disasters, or other disruptive events could have a material adverse impact on our members and, ultimately, on, our business and results of operations. We have established a climate change team to identify, monitor, and manage the climate change risks that may have an impact on our business, financial condition, and results of operations. For a discussion of these risks, see Risk Factors on page 20.

Physical and transition risks related to climate change that may affect our business, financial condition, and results of operations, such as policy and regulatory changes, market trends, credit risks, or technological changes are rapidly evolving, often in ways that disrupt business, the economy, and peoples’ lives. Following an extreme weather event, our members and PFIs may grant forbearances to borrowers to provide short-term relief. In the past, we have temporarily adjusted our eligibility with respect to member collateral or MPF loans to help impacted communities. Additionally, the Bank has a Community First Disaster Relief grant program to provide assistance in our district following a natural disaster.

Sustainability at the Old Post Office (OPO)

Our offices are located at the Old Post Office at 433 West Van Buren Street in Chicago, Illinois. The OPO is both LEED Gold and WELL building certified, with a 3.5-acre green space on the rooftop; and it offers a variety of green and eco-friendly programs in which we participate to help create a more sustainable environment. These amenities include recycling and e-cycling programs, which help extend the life of current landfill areas.

Social

Community Investment Activities

A focus on community investment continues to be core to our mission and a primary component of the value delivered to our members. The Bank provides financing and direct funding tools that support the affordable housing and local community lending initiatives of our members and the community. By using one or more of our products, our members and their community partners create solutions that benefit the communities they serve. Outlined below are details on our community investment activities and additional information is also provided in Community Investment Activities on page 11 and Note 11- Affordable Housing Program on page F-43.

Our community investment strategy is informed by continuous assessment of the district’s affordable housing and community development needs, and programming is designed to address gaps in resources for critical needs. To better understand the needs of the communities we serve, the Bank consults with the Community Investment Advisory Council, which consists of representatives from community and nonprofit organizations actively involved in providing or promoting affordable housing and/or community lending in Illinois or Wisconsin. The Community Investment Advisory Council meets quarterly with the Affordable Housing Committee of the Board and Bank staff to advise the Bank on ways we can meet the district’s affordable housing and community development needs.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Grant Programs

We provide grant funding to support affordable housing and economic development initiatives. The grant programs we offered in 2022 were:

•AHP General Fund: A grant program that provides gap financing to support the acquisition, new construction, and/or rehabilitation of affordable rental or owner-occupied housing.
•Downpayment Plus Program and Downpayment Plus Advantage®: Grant programs that provide easy-to-access down payment and closing cost assistance to income-eligible homebuyers through our members.
•Community First Accelerate Grants for Small Business: A grant program that provides grant funds to strengthen small businesses located in Illinois and Wisconsin. This program is a rebranding of the Community First Capacity-Building Grant Program that provided grant funds to non-profits.
•Community First Housing Counseling Resource Program: A grant program to support housing counseling agencies in expanding their service to minority and low- and moderate-income homebuyers.
•Community First Diverse Developer Initiative: A grant program to fund career and talent development initiatives that support diverse developers of affordable housing.
•Community First Disaster Relief Program: A program that offers relief grants to eligible homeowners and small businesses located in qualifying disaster areas. The grant funding is accessed and administered through our member institutions.
•Community First Awards: These annual awards recognize members and their local partners for their work in building and strengthening communities. In 2022, nominations were accepted in four categories: Affordable Housing; Economic Development; Diversity, Equity, and Inclusion; and Emerging Leader.

By regulation, we allocate 10% of income before assessments to fund affordable housing grants through the AHP General Fund and the Downpayment Plus Programs. Assessments for our Affordable Housing Program are included in affordable housing program assessments in our Statements of Income. During the year ended December 31, 2022, we recognized an assessment of $48 million to fund our AHP General Fund and Downpayment Plus Programs.

For the year ended December 31, 2022, the Bank recognized a voluntary expense of $11 million for our contributions in excess of the amounts allocated by regulation for our Downpayment Plus Program as well as for additional grant programs that were created specifically by the Bank. In 2022, these additional voluntary grant programs consisted of the Community First Accelerate Grants for Small Business, Community First Housing Counseling Resource Program, Community First Diverse Developer Initiative, Community First Disaster Relief Program, and Community First Awards. Expenses for these voluntary contributions are included in voluntary community investment contributions in our Statements of Income.

In total, for the year ended December 31, 2022, we recognized an assessment or expense of $59 million through these grant programs in our Statements of Income.

Community Lending

We offer discounted credit products to lower the cost of financing to support our community lending activities. The credit products we offered in 2022 were:

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

By regulation, the Bank may provide advance funding at interest rates below regular advance rates for lending that supports affordable housing or community economic development. Pursuant to the regulation, the Bank offers the Community Development Advance, the Community Housing Advance, and the Community Small Business Advance. Our Community Small Business Advance is permitted by regulation but is a voluntary program created by the Bank.

In 2022, we originated $1.972 billion in Community Development Advances and Community Housing Advances. In 2022, we originated $15 million in voluntary Community Small Business Advances, an interest-free advance with an overall program limit of $2 million in interest-rate subsidies.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

We also offer the Community First Fund. In 2022, we originated $2 million in voluntary unsecured Community First Fund loans to non-depository CDFIs. As of December 31, 2022, we had $47 million in principal outstanding out of our $50 million limit. For more information on the Community First Fund, see the Community Investment Activities section on page 11.

In total, for the year ended December 31, 2022, we originated $1.989 billion in community investment advances and loans, of which $17 million was from our voluntary Community Small Business Advances and Community First Fund. As of December 31, 2022, we had $564 million of community investment advances and loans outstanding, of which $91 million was from our voluntary Community Small Business Advances and Community First Fund.

COVID-19 Relief Advance

In May 2022, we announced our COVID-19 Recovery Advance, available to all of our member institutions. The Bank offered members $3.4 billion of subsidized, one year advances, of which $528 million was drawn. Members were eligible to draw up to $5 million each. The Bank offered two interest-free COVID-19 Relief Advances to our members in 2021 and 2020.
Our Commitment to Diversity, Equity, and Inclusion (DEI)

Diversity, equity, and inclusion are strategic business priorities for us. As part of our ongoing commitment to create positive change in our Bank and in the diverse communities our members serve, we continue to listen and learn through panel discussions on race, conversations focused on the racial wealth gap, access to housing and capital, and opportunities to learn about different cultures, as well as through meetings with our members. Through these engagements, we gain new perspectives and insights on how to enrich our culture, deepen our support for our members’ communities, and become more intentional in our commitment to DEI.

We recognize that diversity increases capacity for innovation and creativity, equity ensures employees get what they need to be successful, and inclusion allows us to leverage the unique perspectives of our employees and strengthens our retention efforts. We initiated our commitment through the development and execution of a three-year DEI strategic plan that includes metrics to measure our success and we report regularly on our performance to management and the Board of Directors. In addition, the FHFA’s Office of Minority and Women Inclusion has adopted regulations and provides ongoing guidance, including through their annual examination, with respect to our promotion of DEI. In 2022, participation in voluntary DEI training was a performance goal in our incentive compensation plans, highlighting our commitment to the importance of DEI.

Within Our Team

We have established an Office of Diversity, Equity, and Inclusion (ODEI) that encourages a workplace of conscious inclusion and a culture that promotes feedback, and diverse representation across our organization. In addition to dozens of annual employee- driven events and training sessions, here are a few ways we encourage DEI within the Bank:

•Diversity, Equity, and Inclusion Committee: A diverse group of employees who meet quarterly to develop strategies that will garner support for our DEI initiatives. The group also monitors the Bank’s progress against the goals established in the DEI strategy.
•Employee Resource Groups (ERGs): Employees with shared experiences and goals who volunteer to bring greater representation across the Bank through five ERGs, including African American, Latino, Women’s, Global Diversity and Baby Boomer, all of which aim to enhance DEI at the Bank.
•Engagement Teams: Our Book Club, Sustainability Group, Wellness Group, Financial Literacy Group, and Culture Collective Group make up our Engagement Teams. They allow us to learn and connect with each other.
•Working Groups: Employees from all backgrounds, experiences, and job levels who collaborate to offer their perspectives and creative strategies around DEI. We currently have three working groups, including Workforce, Supplier Diversity, and Capital Markets. Capital Markets promotes and supports the use of qualified diverse/minority-owned dealers in our capital markets transactions.
•Cultural Explorations: A bi-annual, immersive experience where our Board of Directors, Executive Team, and select employees learn together about a subsector of the district and what is needed to address barriers that may impact access to equitable opportunities. In 2022, the exploration focused on understanding the unique needs of rural communities in the district.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Governance

Board of Directors

Our Board of Directors is responsible for the overall management and oversight of the Bank. Our Board of Directors is composed of two types of directors: member directors and independent directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance on page 88, our member directors are nominated and elected by our member institutions, while our independent directors are nominated by our Board and elected by our member institutions. While we do not have a formal policy regarding Board diversity, our Board values diversity across a number of categories, including diversity of gender, race, and ethnicity, as well as professional backgrounds and geography, and considers these attributes when nominating independent director candidates. Of the eight independent directors serving on our Board in 2023, six are in gender and/or racially diverse categories. Our directors are located throughout Illinois and Wisconsin and have experience with both urban centers and small towns. We believe the diverse nature of our directors enhances the oversight and governance of our Bank. For more details on our Board of Directors, please see Item 10. Directors, Executive Officers and Corporate Governance on page 88.

Code of Ethics and Reporting

We are committed to the highest possible standards of honesty, integrity, impartiality, and conduct. These standards are essential to our business and foster confidence in our Bank and the FHLB System. To promote these ethical standards with our employees and our vendors, we maintain a Whistleblower Policy and Procedure and the FHLBank Chicago Code of Ethics. Copies of our Whistleblower Policy and Procedures and Code of Ethics are published on our public website.

Human Capital Resources

Our human capital is a major contributor to the success of our strategic business objectives. In managing our human capital, the Bank focuses on its workforce profile, including the promotion of DEI as discussed above, as well as the various programs and philosophies described below.

Workforce Profile

Our workforce is primarily comprised of permanent employees, with our principal operations in one location. We also use consultants, independent contractors, and temporary employees in the normal course of our business. As of December 31, 2022, we had 488 full-time and 7 part-time employees. As of December 31, 2022, approximately 45.5% of our permanent workforce is female, 54.5% male, 59.2% White, and 40.8% People of Color. Our workforce historically has included a number of longer-tenured employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce. As of December 31, 2022, the average tenure of our employees was 7.6 years.

There are no collective bargaining agreements with our employees.

Total Rewards

We seek to attract, develop and retain talented employees to achieve our strategic business initiatives, enhance business performance and provide members a reasonable return on their investment in the Bank. We support this objective through a combination of development programs, benefits and employee wellness programs, and recognizing and rewarding performance. Specifically, our programs include:

•Cash compensation that includes competitive salary and performance based incentives
•Benefits, including health insurance, life and AD&D insurance, supplemental life insurance, 401(k) retirement savings plans with employer match, and pension benefits
•Wellness program, including an employee assistance program
•Time away from work, including time off for vacation, illness, personal, holiday, and volunteer opportunities
•Culture, including employee resource groups, philanthropic volunteer groups, and various DEI initiatives
•Work/Life balance, including 100% paid salary continuation for short-term disability, family leave, new child leave, military leave, bereavement, jury duty and court appearances, flexible scheduling, and a hybrid work environment
•Development programs and training, including leadership development, educational assistance programs, internal educational and development opportunities, access to Udemy for Business, McKinsey Academy, and Speak by Design training, and fee reimbursement for external educational and development programs

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Our performance management framework includes annual goal setting as well as mid-year and year-end performance reviews. Merit and incentive payments are differentiated for the Bank’s highest performers.

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

Our business is subject to extensive regulation and supervision. As discussed throughout this Form 10-K, the laws, regulations, and regulatory guidance to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, collateral practices, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As a result, such laws and regulations have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, product and service offerings, risk management, and costs of compliance. For a discussion of risks relating to the complex body of laws and regulations to which we are subject, see Risk Factors on page 20. For a discussion of the impacts of recent regulatory and legislative developments, see Legislative and Regulatory Developments below.

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

Legislative and Regulatory Developments

Proposed SEC Rule on Climate-related Disclosures. On March 21, 2022, the SEC proposed a new rule that would require the Bank to make specific climate-related disclosures in its periodic reports. The proposed rule would require the Bank to disclose its:
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

Under the proposed rule, compliance would be phased in, with the Bank becoming subject to certain disclosure requirements for its annual report for fiscal year 2024 and additional disclosure requirements for its annual report for fiscal year 2025. The Bank is unable to predict whether the SEC will finalize the proposed rule or the extent to which the final rule (or its application to the Bank) will conform with or deviate from the proposed rule. Should the rule become final in its current form, the Bank anticipates a significant increase in its compliance costs given the complexity of these proposed obligations.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

FHFA’s Review and Analysis of the Federal Home Loan Bank System (FHLB System). On July 20, 2022, FHFA Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services, indicating that the FHFA would conduct a review and analysis of the FHLB System. As part of its review and analysis, the FHFA has held a series of public listening sessions and regional roundtable discussions, and has requested written comments from stakeholders. The review has been examining matters covering such areas as the FHLBs’ adequate fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The Bank anticipates that the FHFA’s review and analysis will culminate in a written report. The report may involve recommendations for changes related to a number of areas, such as the FHLBs’ fulfillment of their mission, membership requirements, contributions to affordable housing and support to community investment, and may lead to recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions consistent with the FHFA’s statutory authority.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On August 15, 2022, the SEC published amendments to Financial Industry Regulatory Authority, Inc. (FINRA) FINRA Rule 4210, further extending the implementation date of the margining requirements for covered agency transactions from October 26, 2022 until April 24, 2023, or potentially October 25, 2023 once FINRA's latest proposed extension takes effect. Once the margining requirements are effective, the Bank may be required to collateralize transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. The Bank does not expect this rule to have a material effect on its financial condition or results of operations.

Final Rule Implementing the Adjustable Interest Rate (LIBOR) Act. On December 16, 2022, the Federal Reserve Board of Governors adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022. The rule, which went into effect on February 27, 2023, establishes benchmark replacement rates based on SOFR for certain contracts, to apply after June 30, 2023 (the “LIBOR replacement date”). Generally, the rule provides that Board-selected benchmark replacements will apply by operation of law to contracts governed by U.S. law which have the following characteristics: (a) contain no fallback provisions; (b) contain fallback provisions but fail to specify either the fallback rate or the party that can determine the fallback rate; or (c) contain a fallback provision that identifies the party that can determine the fallback rate, but the determining party has failed to do so before (i) the LIBOR replacement date or (ii) the latest date to select a benchmark replacement according to the contract terms. For FHLB advances, which have any of the above characteristics, the final rule sets the replacement benchmark rate in the ISDA 2020 IBOR Fallbacks Protocol. For any other FHFA regulated entity contract with the above characteristics that is not an advance, references to overnight LIBOR would be replaced with SOFR and one-, three-, six, or 12-month LIBOR will be replaced with 30-day Average SOFR plus the applicable tenor spread adjustment specified in the LIBOR Act. The Bank does not expect this rule to have a material effect on its financial condition or results of operations, but continues to monitor these actions and guidance as they evolve and to evaluate their potential impact on the Bank.

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

The FHFA’s extensive regulatory authority over the FHLBs includes the authority to liquidate, merge, consolidate, or redistrict the FHLBs. With respect to an FHLB merger or consolidation, members will be subject to the terms and conditions of any plan of merger and/or terms established or approved by the FHFA. Likewise, members’ rights in a liquidation will be subject to approval of the FHFA and may be inconsistent with our capital plan. The FHFA also has authority over FHLB liquidity and capital requirements, and authority over the scope of permissible FHLB products and activities (including the authority to impose limits on, or restrict member access to, those products and activities). We cannot predict the extent to which future FHFA rule changes or guidance could impact our business or our members. Changes in our statutory or regulatory requirements or policies, or changes in their application, could result in changes in or impacts to, among other things: our membership base and membership eligibility; our members’ access to our products and services; our cost of funds; liquidity requirements; retained earnings and capital requirements; accounting policies; debt issuance limits; dividend payments; capital redemption and repurchase practices; permissible business activities; product pricing and structure; collateral practices; compliance requirements; operational processes; demand for our products; the size, scope, or nature of our lending, investment and MPF Program activities; how we manage our balance sheet; or contributions under our affordable housing programs; all and any of which could be detrimental to our business operations and financial condition.

In 2022, the FHFA initiated a comprehensive review of the FHLB System. This review is expected to culminate with a written report from the FHFA. Such report may include recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions consistent with the FHFA’s statutory authority. For more details on this FHFA review, see Legislative and Regulatory Developments starting on page 18. At this time, we cannot predict what actions will ultimately result from this initiative or the extent of any changes on the FHLBs or the Bank, or the ultimate impact to the FHLBs or the Bank in the future. Potential changes resulting from this initiative, including those relating to the FHLBs’ fulfillment of their mission, membership requirements, and requirements relating to affordable housing contributions and support to community investment, will likely impact our business and operations, which may impact our financial condition.

In addition, as Congress and the Administration continue to consider reforms to the U.S. housing finance system, including the resolution and/or restructuring of Fannie Mae and Freddie Mac, any legislative proposals or administrative actions could directly or indirectly impact GSEs that support the U.S. housing market, including the FHLBs. Moreover, increasingly, regulators, investors, other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules and stakeholder expectations have resulted in, and are likely to continue to result in, increased expenses and increased management time spent complying with or meeting such regulations and expectations, and may alter the environment in which we and our members operate. Other political changes and trends, new or modified legislation, or regulations governing or impacting our members and counterparties may affect our ability to conduct business or cost of doing business.

Our business and results of operations may be adversely affected by changing economic conditions, including the condition of the U.S housing and mortgage markets, and related U.S. government policies.

Our business and results of operations are sensitive to changing economic conditions, including the conditions of the domestic and district-specific markets, international markets, and the U.S. housing and mortgage markets. An economic downturn or recession, adverse trends in employment levels, a slowdown in regional or national economic activity, prolonged inflation, geopolitical instability or conflicts (including prolonged hostilities between Russia and Ukraine), trade and supply chain disruptions, economic or other sanctions, or a sustained capital market correction could adversely affect overall economic conditions, and in turn result in adverse consequences in our or our members’ businesses and members’ credit obligations to us. Additionally, adverse trends in the mortgage lending sector and residential real estate sector, including declines in housing prices or deterioration in loan performance trends, could reduce the value of collateral pledged to secure member credit. A further downturn in the condition of the U.S housing market, whether as a result of rising interest rates or otherwise, could result in further decreases in mortgage loan production volume, which in turn could result in a further decline in our MPF Program volume. These trends could also lead to a reduction in the fair value of the Bank’s investments and MPF Loan portfolio, could adversely affect demand for Bank products, and could cause members to default on their credit obligations to us. If economic and market conditions deteriorate, the Bank’s financial condition, results of operation, ability to pay dividends, meet dividend guidance, or redeem or repurchase capital stock could be adversely impacted.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Our business and results of operations are also affected by the fiscal and monetary policies and actions of the federal government and its agencies in response to changing economic conditions, including the Federal Reserve, which regulates the supply of money and credit in the United States. Recent efforts of the Federal Reserve Board to ease inflation, such as continued increases in policy interest rates, have contributed to significant volatility in the financial markets and uncertainties about the economic outlook, including concerns about a possible recession. Any federal government actions and policies, including rate cuts/hikes, stimulus measures, or quantitative tightening/easing programs, may directly and indirectly influence the level of rates and shape of the yield curve, impacting interest rates on the Bank’s assets and liabilities, the demand for FHLB debt or advances, or prepayment on our MPF Loans and investments with associated reinvestment risks, all of which could adversely affect our financial condition, results of operations, and ability to pay dividends. Moreover, our member’s access to our credit products, including our advances, is directly related to the value of the eligible collateral they can pledge to us. Where a member’s collateral is comprised of fixed income instruments, the value of that collateral is negatively impacted by increasing interest rates, which in turn may decrease their capacity to do business with us. Any such decrease in business could adversely affect our financial condition and results of operation.

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

We may make changes in policies, programs, and agreements affecting members' access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services. As a result, some of our members may choose to obtain financing from alternative sources. Further, many competitors are not subject to the same regulations as we are, which may give those businesses a competitive advantage, such as the ability to offer different and potentially more attractive products and terms. Any change made in pricing our advances to compete with these alternative funding sources may decrease our profitability. Additionally, as we manage our refunding risk and maintain compliance with our liquidity requirements and other regulatory guidance, any resulting increase in advance pricing may decrease demand for our advances. State and federal regulators’ perception of the stability and reliability of our advances can also directly impact the amount of advances used by our members. A decrease in advance demand or a decrease in profitability on advances could adversely impact our balance sheet scale and financial condition and results of operations.

The loss of key personnel or difficulties recruiting and retaining qualified personnel could adversely impact our business and financial results.

Much of our future success depends on the continued availability and service of senior management and other qualified personnel, the loss of whom could harm our business. Additionally, we must continue to recruit, retain and motivate a qualified and diverse pool of employees to maintain our current business and to execute our strategic initiatives. Within the financial services industry and from businesses of varying sizes outside the financial services industry, there is competition for qualified personnel, and often with specialized skill sets. Also, our ability to attract and retain employees could be impacted by changing workforce concerns and expectations, remote working arrangements, and increased wages and costs of other benefits necessary to attract and retain high-quality employees with the right skill sets. If we are unable to recruit, retain and motivate high- caliber employees to maintain our current business and support our projected growth, our business and financial performance may be adversely affected.

Our and our members’ inability to adapt to a rapidly evolving financial services industry amid a highly competitive and regulated landscape, while managing expenditures, could harm our business.

Our and our members’ success depends on the ability to adapt to evolving industry standards and to meet customer needs, particularly amid a highly competitive and regulated landscape that may impact our and our members’ ability to effectively respond to changing market and regulatory conditions. If we or our members are unable to adopt new technologies or improve our technological capabilities, including managing costs and retaining key technology personnel, we and our members may not be able to remain competitive and our businesses, financial conditions, and results of operations may be significantly compromised. We and our members are also faced with increasing operating costs in managing cybersecurity risks. We and our members may not be successful in developing or introducing new products, technologies, systems, and services to keep pace with larger competitors, in integrating new products, systems, or services into existing platforms, in responding or adapting to changes in customer behavior or preferences, or in reducing costs, any of which may harm our business and results of operations.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Reduced business activities with significant members or the loss of such members could result in lower demand for our products and services, and negatively impact our financial condition and results of operation.

Due to the nature of our charter, membership in our Bank is generally limited to federally-insured depository institutions, insurance companies, credit unions and CDFIs located in Illinois and Wisconsin. Given this limitation in membership eligibility, decreased business activities with large members or the loss of such members could negatively impact our financial condition and results of operation.

At December 31, 2022, our five largest advance borrowers held 47.3% of total advances outstanding. Advance balances with our largest members and our other members could change due to factors such as a change in member demand or borrowing capacity, regulatory changes, market conditions, or the competitive factors discussed herein or otherwise. If, for any reason, we experience sustained decreases in business with our largest members, including as a result of prepayments, or if we lose such members, our financial condition and results of operations could be negatively impacted. For example, at December 31, 2022, a former captive insurance company member still held 16.3% of our outstanding advances, which mature as discussed further at Note 6 - Advances to the financial statements. Unless these advances are replaced by additional business from other members, our advance and capital stock levels would decrease, which would decrease the scale of our balance sheet and our capacity for investments.

Moreover, various factors, including regulatory requirements, have contributed to increased consolidation in the financial services industry, and could reduce the number of current and potential Bank members. For example, depository institutions continue to experience consolidation due to, among other things, increased regulatory burden, greater competition from non-bank “Fintech” companies, lower interest margin, and/or higher technology costs that incentivize increased scale. If for any reason, we were to lose a member or members whose business and capital stock investments are significant to our business, our financial condition and results of operations could be negatively impacted. And to the extent that reduced demand as a result of further industry consolidation is not replaced by demand from our other or new members, our results of operations, primary mission asset ratio and supplemental mission asset ratio may be negatively impacted.

Failure to meet minimum regulatory capital requirements and guidance could adversely affect our ability to conduct business and our earnings.

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

Additionally, FHFA guidance regarding our capital stock levels relative to total assets and our retained earnings and dividend policy has impacted how we manage our balance sheet, which could adversely affect our business and members’ investment in our stock. For a discussion of our retained earnings and dividend policy, see Retained Earnings and Dividend Policy on page 64.

Changes in the perception, status or regulation of GSEs and the related effect on debt issuance could reduce demand or increase the cost of the FHLBs' debt issuance and adversely affect our earnings.

The FHLBs are GSEs organized under the authority of the FHLB Act. Negative news articles, industry reports, and other announcements relating to any GSE could create pressure on debt pricing for all GSEs, as investors could perceive such instruments as bearing increased risk. Moreover, the scope, timing, and effect of any regulatory reform affecting the GSEs, including the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac or any intermediate steps prior to final resolution, could have a significant effect on the FHLB system and could negatively change the perception of the risks associated with the GSEs and their debt securities. Any such negative information or other factors could result in the FHLBs having to pay a higher rate of interest on consolidated obligations to make them attractive to investors, which could negatively affect the FHLBs' results of operations or access to funding.

How successfully we are able to manage our balance sheet in the face of factors such as changes in the economic environment, changes in member demand, or new guidance from our regulator may have a material adverse effect on our results of operations and financial condition.

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

Regulatory guidance from the FHFA may have an effect on how we manage our balance sheet and cost infrastructure, and may limit our ability to effectively adapt to changing conditions. The following are examples of regulatory guidance that constrains our balance sheet management and operations:

•We are subject to a mission asset ratio requirement, as further described on page 5, which may impact our ability to make new investments through various advance demand cycles.
•We are subject to guidance providing for each FHLB to maintain a ratio of at least two percent of capital stock to total assets, which may impact how we manage our capital and investments.
•As further discussed in Liquidity Measures on page 51, we are subject to the Liquidity AB. Under certain market conditions, the Liquidity AB may require us to hold additional liquid assets. Maintaining large balances of liquid assets may reduce our ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. Additionally, to the extent that the Bank adjusts pricing for its short-term advances and letters of credit as a result of the Liquidity AB, these products may become less competitive, which may adversely affect levels of advances, capital stock and letters of credit, and ultimately our net income. Moreover, in certain circumstances we may need to fund overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances, which may reduce our net interest income on investments and advances. Additionally, as discussed in Liquidity Measures on page 51, the Liquidity AB provides guidance on maintaining appropriate funding gaps, compliance with which may increase our cost of funding and may ultimately result in a reduction in our net interest income on investments and advances.

Any reduction in dividend levels, failure to meet our dividend guidance or the cessation of dividend guidance in the future, limitations on the payment of dividends and repurchase of excess capital stock, or future changes to our capital stock requirements may adversely affect our business.

Our business model is based on the goal of maintaining a balance between our housing mission and our objective to provide a reasonable return on our members' investment in the cooperative. We work to achieve this balance by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay a reasonable dividend on our Class B2 membership stock and a higher dividend on Class B1 activity stock in order to recognize those members that are using our products. See Dividend Payments on page 64.

The Bank’s board of directors may declare dividends on the Bank’s capital stock from the Bank’s previously retained earnings and/or current net income. We have a retained earnings and dividend policy, as further described under Retained Earnings and Dividend Policy on page 64, which guides our Board in setting dividend levels. Events such as changes in interest rates, changes in spreads, changes in collateral value and/or credit quality of members, changes to regulatory capital requirements, and any future credit losses may result in the Bank reducing its dividend levels relative to market rates, failing to maintain a higher dividend on Class B1 activity stock, or suspending dividends altogether. Relatedly, our ability to meet or provide any dividend guidance may be impacted by a change in financial or economic conditions, or regulatory or statutory limitations, and any other relevant factors. Moreover, the Bank’s ability to pay dividends and to repurchase or redeem capital stock is subject to statutory and regulatory restrictions and dependent on the Bank’s ability to generate income.

To the extent that current and prospective members determine that our dividend and/or dividend guidance are insufficient or our ability to pay future dividends or repurchase excess capital stock becomes limited, we may be unable to expand our membership, or lose members, or we may experience decreased member demand for products requiring capital stock purchases, which may in turn adversely affect our results of operations and financial condition.

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

Our MPF Program relies on the participation of other FHLBs and their PFIs, and the loss of any such participants may adversely impact our results and operation and business. The continued decline and shift in national mortgage originations and the competitive and highly regulated landscape may also negatively impact our MPF Program and the related business.

The MPF Program is a secondary mortgage market business under which we purchase mortgage loans from our PFIs and PFIs of other FHLBs for on- and off-balance sheet products (together with us, the MPF Banks). We also provide programmatic and

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

operational support for a fee in our role as the administrator of the MPF Program on behalf of the other MPF Banks. Accordingly, the success of the program depends not only on the participation of our PFIs, but also on the participation of other MPF Banks as well as their PFIs. To the extent an insufficient number of FHLBs and their PFIs choose to participate in the MPF Program, net revenues may decline and ultimately negatively impact our results of operation and business.

During 2022, our top five PFIs, in the aggregate, accounted for 29% of our MPF on balance sheet purchases held in portfolio. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

To the extent that the decline in national mortgage originations continues, we may experience a decrease in volume available to purchase from our PFIs. There has also been a shift from a mortgage loan refinancing market, in which our PFIs are more active, to a purchase market, in which our PFIs have been historically less active, and accordingly, we may incur a decrease in volume available to purchase from our PFIs. In addition, PFIs may stop selling loans into the MPF Program due to mergers with or into other organizations, or as a result of market competition, including from non-bank originators who are not eligible to be members of the FHLBs and therefore not eligible to participate in our MPF Program. To the extent a sufficient number of our PFIs experience a decline in new mortgage originations or discontinue selling into the MPF Program, and we do not gain a sufficient number of new PFIs to offset such decline or departures, or experience increased loan volume purchased from current PFIs, we may incur a decrease in volume available to purchase, resulting in a decline in MPF Program volume.

Further, to the extent FHFA regulation or guidance necessitates changes to MPF Traditional loan products, this could have a negative impact on the volume of loans sold into the MPF Program.

Investors in off-balance sheet MPF products may change or institute new requirements that could negatively impact our MPF Program and the related business.

Investors in our off-balance sheet MPF products could institute product changes or pricing, limit the volume of loans we can sell, or require operational enhancements, any of which could have a negative impact on the MPF Program. For example, Fannie Mae may institute volume caps on the dollar value of MPF Xtra loans the MPF Program can sell to Fannie Mae through Fannie Mae’s cash window. To the extent we cannot offset the effects of these limitations with increased loan purchases from other PFIs, product enhancements, or development of new channels, our business may be negatively impacted.

Restrictions on the redemption, repurchase, or transfer of our capital stock could result in an illiquid investment for the holder.

Under the GLB Act, FHFA regulations, and our Capital Plan, our capital stock is subject to redemption upon the expiration of a five-year redemption period. Only capital stock in excess of a member's or former member's minimum investment requirement that was subject to a redemption request, capital stock of a member that has submitted a notice to withdraw from membership, or capital stock held by a member whose membership has been terminated may be redeemed at the end of the applicable redemption period. Further, we may elect to repurchase excess stock from time to time at our sole discretion without regard to the five-year redemption period.

There is no guarantee that we will be able to redeem capital stock held by a shareholder even at the end of the redemption period or to repurchase excess capital stock. FHFA regulations and our Capital Plan restrict us from redeeming or repurchasing capital stock under certain scenarios, including in instances where the redemption or repurchase would cause us to fail to meet our minimum capital requirements. For additional information on limitations on our ability to repurchase or redeem capital stock, see Statutory and Regulatory Restrictions on Capital Stock Repurchase and Redemption on page 62.

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

As previously discussed, our business and results of operations are affected significantly by the fiscal and monetary policies of the U.S. government and its agencies, including the Federal Reserve Board's policies, which are difficult to predict. Therefore, our ability to manage or hedge interest rate exposure due to direction and speed of interest rate changes significantly affects the success of our asset and liability management activities and our level of net interest income. We use a number of measures in our efforts to monitor and manage interest rate risk, including income simulations, value at risk and market value sensitivity analysis, duration and convexity measurements and scenario analysis. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is difficult. Key assumptions include, but are not limited to, loan volumes and pricing, market conditions for our consolidated obligations, interest rate spreads and prepayment speeds, implied volatility of interest rates and options contracts, cash flows on mortgage-related assets, and other model and model related assumptions. These assumptions are inherently uncertain and they cannot precisely estimate net interest income and the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions, management strategies, and regulatory changes, among other factors. Volatility and disruption in the markets may result in a higher level of volatility in our interest-rate risk profile and could negatively affect our ability to manage interest-rate risk effectively.

We depend on the FHLBs' ability to access the capital markets in order to fund our business.

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets, including the short-term capital markets due to our continued reliance on discount note funding. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions, such as investor demand and liquidity in the financial markets, which are beyond the control of the FHLBs. Additionally, Congressional failure to raise the U.S. Treasury debt ceiling could raise the potential for defaults on U.S. Treasury debt, which, in turn, would lead to disorderly markets and impact the demand for, and pricing of, our consolidated obligations for an unknown time period. Our ability to operate our business, meet our obligations, and generate net interest income depends primarily on the ability of the FHLB System to issue debt in sufficient amounts to meet member demand and to refinance our existing outstanding consolidated obligations at attractive rates, maturities, indices, and call features, when needed. A significant portion of our advances renew near-term or are issued at interest rates that reset periodically at a fixed spread to an FHLB discount note rate-based index, so member demand for such advances may decrease to the extent that the FHLB System is unable to continue to issue debt at attractive rates.

The sale of FHLB consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments, civil unrest, geopolitical instability or conflicts, government actions (including U.S. government’s financial or economic measures), and the impact of government shutdowns that affect the relative attractiveness of FHLB consolidated obligations. As policymakers examine measures intended to improve the resilience of money market funds and broader short-term funding markets, any resulting regulatory changes could decrease money market demand for FHLB consolidated obligations, and in turn could have a negative effect on our financial condition and results of operations. The FHLB System currently plays a predominant role as lenders in the federal funds market; therefore any disruption in the federal funds market or any related regulatory or policy change may have an adverse effect on our cash management activities, results of operation, and reputation. In addition, a decrease in the level of dealer participation and support may also adversely affect liquidity in the agency debt markets and have an adverse effect on our results of operations.

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

The FHLBs also compete with the U.S. government, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the domestic

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

and global debt markets. Increases in the supply of competing debt products, such as an increase in the supply of Treasury securities in response to the U.S. government's fiscal budgeting process or statutory debt limits, could result in higher debt costs and negatively affect demand for consolidated obligations. This could adversely affect our financial condition, results of operations, or ability to pay dividends, meet dividend guidance, or redeem or repurchase capital stock.

Our funding costs and/or access to the capital markets and demand for certain of our products could be adversely impacted by changes in the credit ratings for FHLB System consolidated obligations or our individual credit ratings.

FHLB System consolidated obligations are rated Aaa/P-1 with a stable outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Rating agencies may from time to time change a rating or outlook or issue negative reports. Because all of the FHLBs have joint and several liability for all FHLB consolidated obligations, negative developments at any FHLB may adversely affect these credit ratings or result in the issuance of a negative report regardless of the financial condition and results of operations of the other FHLBs. In addition, because of the FHLBs' GSE status, the credit ratings of the FHLB System, the FHLBs, and consolidated obligations are directly influenced by the long-term sovereign credit rating of the U.S. government, which may be downgraded for reasons such as failure to address its fiscal budget deficit or statutory debt limits (which was most recently reached in January 2023). If the U.S. sovereign credit ratings or outlooks are downgraded, similar downgrades in the credit ratings or outlook of the FHLBs and FHLB System consolidated obligations would mostly likely occur even though they are not obligations of, or guaranteed by, the United States.

Future downgrades in credit ratings or outlook may result in higher FHLB funding costs, rate volatilities, and/or other disruptions in access to the capital markets; disrupt our ability to maintain adequate liquidity; trigger additional collateral posting requirements; impact our ability to enter into derivative instruments with acceptable terms; or weaken demand for products like letters of credit. Any such events may adversely affect our financial condition and results of operations.

Changes to, and replacement of, the LIBOR benchmark interest rate could adversely affect our business, financial condition and results of operations.

Financial markets and participants continue to prepare for the final stages in the transition away from the London Interbank Offered Rate (LIBOR) scheduled to occur immediately after June 30, 2023. As discussed in Legislative and Regulatory Developments on page 18, on January 26, 2023, as required by the LIBOR Act of 2022, the Federal Reserve published its final rule implementing various SOFR-based fallback rates for U.S. contracts that do not provide for the use of a clearly defined and practicable replacement benchmark rate following the LIBOR cessation date. Unless market participants incorporate a different replacement rate in their outstanding LIBOR contracts prior to LIBOR cessation, the Federal Reserve’s replacement rates will automatically apply.

The Alternative Reference Rates Committee (ARRC) identified the Secured Overnight Financing Rate (SOFR) as its recommended alternative rate to U.S. dollar LIBOR, and the Federal Reserve Bank of New York publishes SOFR rates. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The FHLBs, including the Bank, have offered SOFR-linked consolidated obligations on an ongoing basis and continue to offer SOFR-linked advances. Although there continues to be increased market activity in SOFR-linked financial products, the overnight Treasury repurchase market underlying SOFR has experienced and may experience disruptions from time to time, which has resulted and may result in unexpected fluctuations in SOFR. The conversion to a SOFR-based rate, whether voluntary or in accordance with the Federal Reserve’s final rule, may create challenges in hedging and asset liability management and introduce additional basis risk and increased volatility for the Bank and other market participants.

There continue to be risks and challenges associated with the transition from LIBOR that may result in consequences that cannot be fully anticipated, which expose us to various financial, operational, supervisory and legal risks, which we continue to monitor closely. There can be no assurances that we and other market participants will be appropriately prepared for the actual discontinuation of LIBOR on June 30, 2023, that existing assets and liabilities based on or linked to LIBOR will transition successfully to a SOFR rate or alternative reference rates or benchmarks, or of the adoption and degree of integration of SOFR or any alternative reference rates or benchmarks in the markets. The introduction of SOFR or another alternative rate may also introduce additional basis risk for market participants, including the Bank. The discontinuation of LIBOR, along with the Federal Reserve’s established SOFR-based replacement rates or an alternative benchmark replacement rate self-selected by market participants, continue to have an unpredictable impact on the contractual mechanics of outstanding securities, loans, derivatives or other products, and may require renegotiation of outstanding contracts, impact the return on investments, or cause significant disruption to financial markets that are relevant to our business, among other adverse consequences. Additionally, any transition from current benchmarks may alter the Bank’s risk profiles and models, systems, valuation tools, and the effectiveness of its hedging strategies, as well as increase the costs and risks related to potential regulatory requirements and operational readiness. In addition, the transition away from and discontinuance of LIBOR and the incorporation of an alternative replacement rate could result in disputes, including litigation, involving holders of outstanding instruments and contracts that reference LIBOR.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Given the uncertainties, the Bank is not able to predict the impact of the transition from LIBOR on the Bank’s business, financial condition, or results of operations. See also LIBOR Transition on page 53 for more details on our LIBOR transition.

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

We follow guidelines established by our Board of Directors and the FHFA on unsecured extensions of credit, which only permit us to have unsecured credit exposure to highly rated counterparties, the U.S. government, other FHLBs, and partners of our Community First Fund, and also limits the amounts and terms of such exposure. However, there can be no assurance that following these guidelines will prevent losses due to defaults on these assets.

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

If we experience disruptions in the credit markets, it may increase the likelihood that one or more of our derivatives counterparties will fail to meet their obligations to us. If a counterparty defaults on payments due to us, we may need to enter into a replacement derivative contract with a different counterparty, which may be at a higher cost, or we may be unable to obtain a replacement contract on acceptable terms or at all. Additionally, the insolvency of one or more of our counterparties representing a relatively large portion of our derivatives portfolio, combined with an adverse change in the market before we are able to transfer or replace the affected derivative transaction could adversely affect our financial condition and results of operations. We may also be exposed to collateral losses to the extent that we have pledged collateral and its value declines, or could experience losses if the counterparty fails to return the collateral. These losses may be greater to the extent we have high-volumes of derivatives with counterparties with more exposure to market swings or that are concentrated in option-based products, e.g. SOFR, with lower market liquidity and depth. Additionally, we may be exposed to losses stemming from the replacement of the underlying LIBOR benchmark on LIBOR-linked derivatives to a replacement risk-free rate benchmark, such as SOFR, following cessation or non-representativeness of LIBOR. Losses from any of the foregoing could negatively affect our financial condition and results of operations and the value of FHLB membership.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Federal Funds and Interest-Bearing Deposits. We invest in Federal Funds sold and deposits with banks in order to ensure the availability of funds to meet members' credit and liquidity needs and for income. Because these investments are unsecured, our credit policies and FHFA regulations restrict these investments to short-term maturities and certain eligible counterparties. If the credit markets experience disruptions, it may increase the likelihood that one of our Federal Funds or deposit counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our Federal Funds and deposit investments, see Unsecured Short Term Investments on page 76.

Securities Purchased Under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs and for income. These investments are secured by marketable securities held by a third party custodian. If the credit markets experience disruptions, it may increase the likelihood that one or more of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. If the collateral pledged to secure those obligations has decreased in value, we may suffer a credit loss. See the table in Investment Debt Securities on page 74 for a summary of counterparty credit ratings for these investments.

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

We are exposed to losses on our conventional MPF Loans held in our portfolio through our obligation to absorb losses up to the FLA (to the extent those losses are not recoverable from PFIs from withholding performance-based CE Fees (Recoverable CE Fees)) and losses that exceed the PFI’s CE Amount. Our FLA exposure as of December 31, 2022 is $159 million. The next layer of losses after the FLA is the CE Amount and is allocated to the PFI, or SMI purchased by the PFI, as applicable. If losses accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA and also exceed the PFI's CE Amount and Recoverable CE Fees. Further, the PFIs may experience credit deterioration and default on their CE Amount, which, to the extent not offset against collateral provided by the PFIs, could cause us to incur additional losses and have an adverse effect on our results of operations.

Under the MPF Government product, we absorb any associated credit losses if we are unable to recover from the servicer or the insuring or guarantying government agency. We have the same risk with respect to the MPF Government MBS loans we acquire from our PFIs.

We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, regional economic conditions, or a natural or man-made disaster, we could experience increased losses. For further information on these concentrations, see Geographic Concentration on page 71. For a description of the MPF Program, our obligations with respect to credit losses and the PFI's obligation to provide credit enhancement and comply with anti-predatory lending laws, see Mortgage Partnership Finance Program on page 8.

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

The occurrence of weather-related events, other natural or environmental disasters, health emergencies, or other disruptive events, especially ones affecting our district and/or members in our district, could negatively impact our business and results of operations. Relatedly, climate change could have a material adverse impact on our members and our business operations.

The occurrence of weather-related events, other natural or environmental disasters, terrorist attacks, civil unrest, health emergencies, pandemics, geopolitical instability or conflicts, or other disruptive events (any such event, a “major disruptive event”), especially ones affecting our district, could negatively impact our business and results of operations. A major disruptive

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

event that damages or destroys real estate securing mortgage loans, or negatively impacts the ability of borrowers to continue to make principal and interest payments on mortgage loans, or negatively impacts our members’ business, could increase delinquency rates and default rates, and negatively impact our collateral, MPF Loan portfolio, MBS or other investment portfolios, community investment programs, or cause our members to become delinquent or to default on their advances and other credit obligations to us. A decline in the local economies in which our members operate resulting from a major disruptive event could reduce members’ needs for funding, which could reduce demand for our advances. The nature and level of these major disruptive events and the impact of global climate change upon their frequency and severity cannot be predicted. If major disruptive events occur, they may have a material effect on our financial condition or results of operations.

For example, the COVID-19 pandemic and the various responses to it created significant volatility, uncertainty and economic disruption. Recently, there has been a return to more normal societal interactions, but we cannot predict the future impacts of this ongoing and any new pandemic(s), including: the duration and scope of such pandemic; governmental, business and individuals’ actions that may be taken in response; the effect on our members; or disruptions or restrictions on our employees’ ability to work. Future disruptions arising from the ongoing and any new pandemics could have a significant negative impact on our business and otherwise negatively impact our results of operations.

Relatedly, the Bank’s business, and the activities of its members, could be disrupted by climate change. Potential physical risks from climate change may include adverse weather-related events and environmental disasters. In addition, these physical changes may prompt changes in regulations or consumer preferences, which in turn could have negative consequences for the business models of the Bank and its members. The Bank and its members will need to respond to any new laws and regulations, as well as consumer and business preferences, resulting from climate change concerns. The Bank and its members may face cost increases, asset value reductions, operating and modeling process changes, and the like. The Bank could experience a drop in demand for its products and services. In addition, the Bank could face reductions in creditworthiness on the part of some members or counterparties or in the value of Bank investments or loans pledged as collateral or acquired through our MPF Program.

Operational Risks

A cyberattack, information or security breach, or a technology failure of ours or a third party could adversely affect our ability to conduct our business, result in the disclosure or misuse of confidential or proprietary information, and adversely impact our results of operations and financial condition, as well as cause legal or reputational harm.

Our operations are highly dependent on the security, controls and efficacy of our infrastructure, computer, communications, and internet and data management systems, as well as those of our counterparties and other third parties, including their downstream service providers. Our business relies on effective access management and the secure collection, processing, transmission, storage and retrieval of confidential, proprietary, personally identifiable, and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. Cyber-attacks, in particular those on financial institutions and financial market infrastructures, have become more frequent, sophisticated, and difficult to detect and prevent. They are pervasive and evolving and include computer viruses, malicious or destructive code (such as ransomware), phishing attacks, denial of service or information or other security breach tactics that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction or theft of confidential, proprietary, personally identifiable, and other information, damages to systems, or otherwise material disruption to our or our members’ or other third parties’ network access or business operations. Additionally, threats of cyber terrorism, external extremist parties, and state-sponsored actors or campaigns result in heightened risk exposure. The techniques used in cyberattacks change frequently and have grown increasingly sophisticated, and these attacks and potentially ensuing security breaches could persist for an extended period of time before being detected. It could take considerable additional time for us to determine the scope, extent, amount, and type of information compromised, at which time the impact on the Bank and measures to recover and restore to a business as usual state may be difficult to assess.

The materiality of these risks depends on the nature, extent, and potential magnitude of a potential incident or attack. We engage in ongoing monitoring of the effectiveness of our security controls, engage in testing of our security controls and responses, and implement changes to mitigate security vulnerabilities and bolster operational resilience. Regardless of the measures we have taken or may take in the future, our ability to conduct business may be adversely affected by any significant improper access to, or disclosure of personally identifiable information, or other confidential information, or cyberattacks or other significant disruptions. A failure or breach of our operational or security systems or infrastructure resulting in disruption to our critical business operations could expose us to regulatory, market, privacy and liquidity risk, and adversely impact our results of operations and financial condition, as well as cause legal or reputational harm. Moreover, expanded government scrutiny of practices relating to the safekeeping of personally identifiable information or other confidential information may result in the adoption of stricter laws or regulations that could impede our business or increase compliance costs. Our cyber risk and other insurance might not be sufficient to cover us against claims related to security incidents, breaches, cyberattacks and other related events and increased coverage may require significant additional expenditures.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

We rely on quantitative models to manage risk, to make business decisions, and to value our assets and liabilities. Our business could be adversely affected if those models fail to produce reliable results.

We make significant use of both internal and external business and financial models to measure and monitor our risk exposures; including interest rate, prepayment, and other market risks, as well as credit risk. We also use models in determining the fair value of financial instruments when independent price quotations are not available or reliable. The information provided by these models is also used in making business decisions relating to strategies, initiatives, risk management, transactions, and products, and for financial reporting and dividend guidance. Models are inherently imperfect predictors of actual results. We use assumptions to predict interest rates, prepayment speeds, default rates, severity rates, and other factors that may overstate or understate future experience. When market conditions change rapidly and dramatically, the assumptions used for our models may not keep pace with changing conditions. Inaccurate or incomplete data or assumptions in these models are likely to produce unreliable results. For example, uncertainty in the housing and mortgage markets may increase our exposure to the inherent risks associated with the reliance on internal models that use key assumptions to project future trends and performance. Although we regularly adjust our internal models in response to changes in economic conditions and the housing market and rely on our vendors to adjust our external models, the risk remains that our models could produce unreliable results or estimates that vary considerably from actual results.

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

Our business is dependent upon our ability to interface effectively with other FHLBs, members, PFIs, and other third parties. Our products and services involve a complex and sophisticated operating environment supported by operating systems and technologies, which may be purchased, custom-developed, or hosted by third parties. Maintaining the availability, effectiveness, and efficiency of the technology used in our operations, including our information systems, is dependent on the continued timely implementation of technology solutions and improvements (including software updates and security patches) and systems necessary to effectively manage the Bank and mitigate risks, which may require significant capital expenditures. If we are unable to maintain or improve these technological capabilities, including retention of key technology personnel and the development of necessary operating and management processes, we may not be able to remain competitive and our business, financial condition, and results of operations may be significantly compromised. To date, we have not experienced any material effect or losses related to incidents consisting of interruptions in our information systems, cyberattacks or other breaches.

Additionally, failures in our controls, including internal controls over financial reporting, could result from a number of causes and conditions, including human error, fraud, design flaws, breakdowns in information and computer systems, or natural or man-made disasters. Moreover, lapses in, and inadequacies with respect to, our operating processes, including manual processes and data management, could adversely affect our overall operations, including collateral maintenance. We also rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or a failure or breach of systems or infrastructure, expose us to risk and adverse effects resulting from such risk. A significant control failure, or a lapse in certain operating processes, could materially impact our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair some or all of the negative effects of such failures. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. A failure in our internal control over financial reporting or a lapse in our operating processes could cause our members to lose confidence in our reported financial information, in our processes, or in us as a whole, subject us to government enforcement actions, and generally, materially, and adversely impact our business and financial condition.

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

Additionally, we rely on the Office of Finance to facilitate the issuance and servicing of our consolidated obligations. A failure, interruption, or breach in the security of the Office of Finance's or their critical vendors' or third parties’ (including the Federal Reserve Banks’) operating systems could disrupt our access to funds, and may harm our business. For instance, the Federal Reserve Banks suffered a widespread outage on February 24, 2021, which resulted in disruptions to the Federal Reserve Banks’ payment services and other financial services across the U.S., including services used by the FHLBs and the Office of Finance. Moreover, any operational failure of the Office of Finance or their critical vendors or third parties could also expose us to the risk of loss of data or confidential information, or other harm, including reputational damage.

The performance of our MPF Loan portfolio and off-balance sheet MPF Program products depends in part upon third party service providers and defaults by one or more of these third parties on its obligations to us could adversely affect our results of operations or financial condition.

Mortgage Servicing. We rely on PFIs and third party servicers to perform mortgage loan servicing activities for our MPF Loans held in portfolio. With respect to the MPF Xtra and MPF Government MBS products, we are contractually obligated to Fannie Mae and Ginnie Mae, respectively, with respect to servicing of the related MPF Loans under certain servicing options.

Servicing activities include collecting payments from borrowers, paying taxes and insurance on the properties secured by the MPF Loans, advancing principal and interest under scheduled remittance options, maintaining applicable government agency insurance or guaranties, and reporting loan delinquencies, loss mitigation, and disposition of real estate acquired through foreclosure or deed-in-lieu of foreclosure. If current downward housing market trends continue, the number and aggregate dollar amount of delinquent mortgage loans serviced by PFIs and third party servicers could increase. Managing a substantially higher volume of non-performing loans could create compliance challenges and other operational difficulties for our servicers. In the event that any of these entities fails to perform its servicing duties adequately, we could experience a temporary interruption in collecting principal and interest or credit losses on MPF Loans or incur additional costs associated with obtaining a replacement servicer if the servicer fails to indemnify us for its breaches. Similarly, if any of our servicers become ineligible to continue to perform servicing activities under MPF Program guidelines, we could incur additional costs to obtain a replacement servicer. If a PFI servicer fails to perform its servicing responsibilities, we can potentially recover losses we incur from the collateral pledged to us under our Advances, Collateral Pledge and Security Agreement with the PFI; however, the amount of collateral pledged thereunder is not sized to cover a specific amount related to servicing obligations. If a third party servicer is not one of our members, we would not have this additional remedy.

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

Master Servicing. We act as master servicer for the MPF Program. In this regard, we have engaged a vendor for certain master servicing activities, and this vendor monitors the servicers' adherence to certain MPF Program requirements and issues periodic reports to us. Recently, our vendor sold its servicing operations to another company, which assumed its responsibilities. While we manage MPF Program cash flows, if our vendor should refuse or be unable to provide the necessary service, or if we should decide to terminate our relationship with the vendor, we may be required to engage another vendor which could result in delays in reconciling MPF Loan payments to be made to us or increased expenses to retain a new master servicing vendor.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

As of February 28, 2023, we occupy 129,065 square feet of leased office space at 433 West Van Buren Street, Chicago, Illinois 60607 (the “OPO Location”). We also maintain 5,518 square feet of leased space for an off-site back-up facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

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

We issue only one class of capital stock, Class B stock, consisting of two sub-classes of stock, Class B1 stock and Class B2 stock which, under our Capital Plan has a par value of $100 per share. As of January 31, 2023, we had 32,969,372 shares of capital stock outstanding, including mandatorily redeemable capital stock recorded as a liability, and we had 677 stockholders of record. For details on our Capital Plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements and Capital Resources on page 60.

Information regarding our cash dividends declared in each quarter in 2021 and 2022, and information regarding regulatory requirements and restrictions on dividends, is set forth in the Retained Earnings & Dividends Policy section on page 64.

The following table presents, by type of institution, the outstanding capital stock holdings of our members and former members. Our capital stock may be redeemed upon five years' notice from the member to the Bank, subject to applicable conditions. For a description of our policies and related restrictions regarding capital stock redemptions and repurchases, see Capital Resources on page 60.

As of	December 31, 2022	December 31, 2021
Commercial banks	$1,589	$961
Savings institutions	84	85
Credit unions	757	544
Insurance companies	557	558
Community Development Financial Institutions	2	1
Total GAAP capital stock	2,989	2,149
Stock reclassified as mandatorily redeemable capital stock (liability)	248	247
Total regulatory capital stock outstanding	$3,237	$2,396

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five fiscal years.

As of or for the years ended December 31,	2022	2021	2020	2019		2018
Other selected data at period end
Member standby letters of credit outstanding	$10,750	$11,317	$16,395	$23,851		$24,306
MPF Loans par value outstanding - FHLB System [a]	65,562	66,297	70,326	68,759		58,820
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	18,331	18,600	18,934	17,364		14,522
Number of members	671	676	686	689		705
Total employees (full and part time)	495	466	474	488		468
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$8,126	$17,078	$27,387	$21,005		$13,617
Number of PFIs funding MPF products - FHLB System	704	795	877	898		902
MPF Loans par value amounts funded - FHLB Chicago PFIs	$2,122	$5,170	$8,852	$5,788		$3,614
Number of PFIs funding MPF products - FHLB Chicago	195	191	207	210		208
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.15%	6.87%	6.34%	5.82%		5.97%
Market value of equity to book value of equity	105%	107%	105%	105%		105%
Primary mission asset ratio [b]	72.0%	70.3%	71.5%	72.0%	[c]	71.1%
Dividend rate class B1 activity stock-period paid	5.60%	5.00%	5.00%	5.00%		4.06%
Dividend rate class B2 membership stock-period paid	2.32%	2.00%	2.25%	2.19%		1.65%
Return on average assets	0.38%	0.28%	0.36%	0.30%		0.33%
Return on average equity	5.94%	4.13%	6.10%	5.29%		5.74%
Average equity to average assets	6.40%	6.78%	5.90%	5.67%		5.74%
Net yield on average interest-earning assets	0.62%	0.56%	0.59%	0.47%		0.56%
Cash dividends	$112	$86	$84	$82		$64
Dividend payout ratio	26.99%	31.27%	22.46%	27.33%		21.12%
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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•general economic and market conditions, including the timing and volume of market activity, recession, prolonged inflation, unemployment rates, housing prices, the condition of the mortgage and housing markets, increased delinquencies and/or loss rates on mortgages, prolonged or delayed foreclosure processes, and the effects on, among other things, mortgage backed securities; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; impacts from various measures to stimulate the economy and help borrowers refinance home mortgages; disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability; the impact of the occurrence of a major natural or other disaster, a pandemic such as the COVID-19 pandemic or other disruptive event; the impact of climate change; the impact of geopolitical uncertainties or conflicts, such as the conflict in Ukraine;

•political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, changes in the guidance, regulation, and legislation related to the FHLBank System at 100 Initiative, housing finance, the FHLBs, or GSE reform; changes in the Presidential Administration and the Congress; changes in our regulator or changes affecting our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 or as may otherwise be issued by our regulator; the potential designation of us as a nonbank financial company for supervision by the Federal Reserve.

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

•the extent to which changes in our current capital stock requirements and/or our ability to continue to offer the Reduced Capitalization Advance Program for certain future advance borrowings, our ability to continue to pay enhanced dividends on our activity stock, our ability to maintain current levels of dividends, our ability to meet dividend guidance, and any amendments to our capital plan, impact Bank product usage and activity with members;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors on page 20.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Executive Summary

2022 Financial Highlights

•Net income for 2022 was $415 million, compared to $275 million in 2021, with the year-over-year increase primarily driven by increased returns in the Bank’s liquidity portfolio (i.e., cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreement to resell) as interest rates rose during the year.
•Net interest income for 2022 was $677 million, compared to $543 million in 2021, driven by increased returns in the Bank's liquidity portfolio as interest rates rose during the year.
•Noninterest income (loss) increased by $44 million to $32 million in 2022 compared to ($12) million in 2021, primarily driven by gains from derivatives used to hedge the Bank’s market risk exposure. There was also a significant decline in the average balance of the Bank’s trading securities outstanding for the year, resulting from a decline in investment in U.S. Treasuries, which in turn reduced the amount of losses incurred on the Bank’s trading portfolio.
•Noninterest expense was $244 million for 2022 compared to $222 million in 2021, with the change primarily driven by increases in compensation and benefits expense, nonpayroll operating expenses, and expenses related to the Bank’s voluntary Community Investment contributions. In 2022, the Bank’s voluntary community investment contributions were $11 million, compared to $4 million in 2021, driven by additional commitments to the Bank’s Downpayment Plus Programs above the regulatory amounts and the expansion of various Community Investment grant programs.
•Total assets were $126.9 billion at year-end 2022 compared to $97.0 billion at year-end 2021, with the change attributable to increased advance borrowings from depository members and an increase in the Bank’ liquidity portfolio.
•Advances outstanding were $66.3 billion at year-end 2022 compared to $48.0 billion at year-end 2021, with the change attributable to increased borrowings from depository members.
•MPF loans held in portfolio remained steady at $10.2 billion at year-end 2022, compared to $9.8 billion at year-end 2021.
•Total investment securities were $22.1 billion at year-end 2022 compared to $25.5 billion at year-end 2021, with the change primarily attributable to a decline in the fair value of the Bank’s available-for-sale (AFS) portfolio driven by rising market interest rates and a reduction in investment in U.S. Treasuries.
•Retained earnings were $4.6 billion at year-end 2022, up from $4.3 billion at year end 2021, and the Bank remained in compliance with all of its regulatory capital requirements as of year-end 2022.
•Letters of credit commitments decreased to $10.8 billion at year-end 2022, down from $11.3 billion at year-end 2021, primarily due to decreased usage from members for public unit deposits.

Summary and Outlook

With our members’ partnership, the Bank reached new heights in 2022 supporting members and the communities they serve. Many milestones were achieved – including the 90th anniversary of the FHLB System, the 25th anniversary of our MPF Program, and advancing our Community Investment offerings. In what was a turbulent year for the economy, the FHLB System served a key role of being a reliable source of funding and liquidity and by providing meaningful community investment support. This was no different in our district, as member needs led us to a record all-time high in advances outstanding at the end of the fourth quarter of 2022, and we expanded the reach of our Community Investment programs. These successes were achieved through our conversations with members and our ability to adapt and grow alongside one another. At the Bank, we continue to foster a culture that is diverse, equitable, and inclusive to help us consistently develop and deliver quality products and solutions to our members in order for them to better support their diverse communities. We are focused on the future of supporting member institutions and the businesses and communities they serve, including reviewing valuable feedback from the ongoing FHLBank System at 100 Initiative (as discussed in Legislative and Regulatory Developments on page 18).

Fourth Quarter 2022 Dividends and Dividend Guidance

Based on our preliminary fourth quarter 2022 results, the Board of Directors declared our fourth quarter 2022 dividend on January 24, 2023 – 7.125% (annualized) for Class B1 activity stock and 3.0625% (annualized) for Class B2 membership stock. Dividends were paid February 15, 2023.

We expect to maintain at least a 7.125% (annualized) dividend for Class B1 activity stock for the first and second quarters of 2023, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning advance, letters of credit, and MPF Program on-balance sheet product activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Strong Member Engagement

In 2022, 89% of our members and housing associates used at least one of our core product offerings—advances, letters of credit, or MPF Program products—or participated in our competitive AHP or DPP programs. We also welcomed 17 new members last year.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•Advance products: At year-end 2022, 574 members had advances totaling $66.2 billion outstanding, up 38% from year-end 2021, as loan growth remained strong and deposit growth slowed among depository members.
•MPF Program: During 2022, 195 PFIs funded our MPF on- and off-balance sheet products. At year-end 2022, MPF loans outstanding on our balance sheet were $10.2 billion, a 3% increase from year-end 2021, showcasing the stability of the MPF Program through a volatile market.
•AHP and DPP: In 2022, we awarded nearly $24 million in AHP funds to help finance 39 affordable housing projects located in Illinois and Wisconsin. These funds will support the acquisition, rehabilitation and new construction of 1,950 housing units. By year-end 2022, 184 members had disbursed over $18 million in DPP grants on behalf of nearly 3,000 homebuyers in members’ communities. We recently opened our 2023 DPP programs and increased the maximum grant amount to $10,000.
•Events: Our Member Meetings are scheduled from March 15 to March 30, 2023.

Investing in Members’ Communities

Our community investment products are central to our mission, and we continuously seek out dialogue with local leaders in our district to drive innovation to meet the critical needs of members’ communities. In April 2022, we announced three program offerings designed to address affordable housing and community economic development needs in Illinois and Wisconsin. Two new programs target affordable housing development and access, while an enhanced capacity building program will bring needed support to small businesses.

•Community First Diverse Developer Initiative: This new program awarded over $1 million of a $3 million commitment to support career development for diverse developers of affordable housing in Illinois and Wisconsin. In 2022, we announced the ten award recipients who will receive funds to support internships, fellowships, skills training, and/or long-range initiatives that expand the pipeline of diverse developers.
•Community First Housing Counseling Resource Program: In partnership with two Bank housing associates, Illinois Housing Development Authority (IHDA) and Wisconsin Housing and Economic Development Authority (WHEDA), this program provides grants to agencies throughout Illinois and Wisconsin to facilitate expanded service to minority and low- and moderate-income homebuyers. Through these grants, agencies in our district can provide financial counseling and education to help homebuyers in underserved communities rebuild credit, manage debt and establish savings. The Bank disbursed $2.1 million of $6.2 million committed to IHDA and WHEDA over a three-year period, and the selected beneficiary organizations were announced in October 2022.
•Community First Accelerate Grants for Small Business: This new program provides grants up to $25,000 to support the growth and development of small businesses in communities served by member financial institutions. By helping individual businesses grow and thrive, the Bank supports economic opportunities in members’ communities. In December 2022, we awarded nearly $835,000 to 34 small businesses of $2.1 million committed over a three-year period.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

As of December 31, 2022, we held $93.2 billion notional of interest-rate derivatives with a total, net asset (liability) fair market value of $(147) million, excluding posted collateral. These derivatives hedge mostly our fixed rate interest-earning assets and interest-bearing liabilities. The following table shows the estimated changes in the fair market value of our interest-rate derivatives under parallel interest-rate shifts allowing interest rates to go negative under the current rate environment (for example the same change to interest rates on short-, intermediate-, and long-term fixed income maturities):

	As of December 31, 2022
Change from base case in bps	-200	-100	-50	-25	+25	+50	+100	+200
Net change in fair market value	$(2,103)	$(884)	$(406)	$(195)	$180	$346	$642	$1,126

The above table includes total derivatives entered into by the Bank, which includes interest-rate derivatives related to fair value hedges, cash flow hedges, and economic hedges.

In addition to performing the above sensitivity analysis, we also compare our fair value estimates of our outstanding derivatives to the estimates of our counterparties. At December 31, 2022 the difference between our total, net estimated fair market value of derivatives versus that of the counterparties' estimated values was $18 million or 12.0%.

Fair Value Estimates

We believe our estimated fair value amounts are reasonable; however, as outlined below, there are inherent limitations in any valuation technique.

•Our estimated fair value amounts are highly subjective in nature. We select assumptions and inputs from a market participant's perspective to use with any of our valuation techniques. Such assumptions and inputs include, but are not limited to, the amount and timing of future cash flows, prepayment speed, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market,liquidity, and credit risks. Significant judgment is required when selecting such assumptions and inputs. Using different assumptions and inputs could have a material effect on our estimated fair value amounts. Further, the estimated fair value amounts presented in our Statements of Condition and disclosed in our notes to financial statements are not necessarily indicative of the amounts that would be realized in current market transactions.

•Our estimated fair value amounts are made as of the Statements of Condition date; and accordingly, such estimated fair value amounts are susceptible to material changes thereafter.

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

For the valuation of hedged assets or liabilities in fair-value hedging relationships where the hedged risk is the change in the fair value of the benchmark interest rate, we use LIBOR, OIS or SOFR as the discount rate, depending on which interest-rate index was designated as the benchmark rate at inception of the hedge relationship. These valuations are calculated using the same valuation model that calculates the fair values of the associated hedging derivatives. This valuation model is subject to a model validation approximately every two years by either an external party or an internal validation group. We periodically review and refine, as appropriate, the assumptions and valuation methodologies to reflect market indications as closely as possible.

Depending upon the spreads between LIBOR, OIS and SOFR rates, the use of the curve to value our interest rate exchange agreements and the curve (plus or minus a constant spread) to derive the benchmark fair values of our hedged items could be different and result in increased fair value hedge ineffectiveness. In addition, while not likely, this valuation methodology has the potential to lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility.

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

As of December 31, 2022, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging those prices. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Results of Operations

Net Interest Income

Net interest income is the difference between the amount we recognize into interest income on our interest-earning assets and the amount we recognize into interest expense on our interest-bearing liabilities. These amounts were determined in accordance with GAAP and were based on the underlying contractual interest rate terms of our interest-earning assets and interest-bearing liabilities as well as the following items:
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

•Total Interest: Total interest includes the net interest income components, as discussed above, applicable to our interest-earning assets and interest-bearing liabilities.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
2022 compared to 2021

	2022			2021			Increase (decrease) due to
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the years ended December 31,
Investment debt securities	$22,630	$604	2.67%	$21,745	$284	1.31%	$24	$296	$320
Advances	61,198	1,322	2.16%	51,932	282	0.54%	199	841	1,040
MPF Loans held in portfolio	9,961	284	2.85%	9,838	251	2.55%	3	30	33
Federal funds sold	8,125	170	2.09%	7,213	5	0.07%	19	146	165
Securities purchased under agreements to resell	4,586	95	2.07%	4,454	2	0.04%	3	90	93
Interest-bearing deposits	2,555	58	2.27%	1,182	2	0.17%	31	25	56
Other interest-earning assets	83	3	3.61%	129	2	1.55%	(2)	3	1
Interest-earning assets	109,138	2,536	2.32%	96,493	828	0.86%	299	1,409	1,708
Noninterest-earning assets	680			2,368
Total assets	109,818			98,861
Consolidated obligation discount notes	36,680	738	2.01%	44,500	44	0.10%	(156)	850	694
Consolidated obligation bonds	62,154	1,090	1.75%	44,915	229	0.51%	304	557	861
Other interest-bearing liabilities	1,210	31	2.56%	1,213	12	0.99%	—	19	19
Interest-bearing liabilities	100,044	1,859	1.86%	90,628	285	0.31%	169	1,405	1,574
Noninterest-bearing liabilities	2,785			1,570
Total liabilities	102,829			92,198
Net yield on interest-earning assets	$109,138	$677	0.62%	$96,493	$543	0.56%	$76	$58	$134

•Interest income from investment debt securities increased primarily due to higher market interest rates in 2022 compared to 2021.
•Interest income from advances increased primarily due to higher market interest rates in 2022 compared to 2021. In addition, increased borrowing from our depository members contributed to the increase in interest income in 2022.
•Interest income from MPF Loans held in portfolio increased primarily due to a reduction in premium amortization expense in 2022 compared to 2021 as loan prepayments slowed in 2022.
•Interest income from overnight federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits increased primarily due to higher market interest rates in 2022 compared to 2021, and to a lesser extent due to increased volume.
•Interest expense on our shorter-termed consolidated obligation discount notes increased due to higher market interest rates in 2022 compared to 2021, despite a decline in volume.
•Interest expense on our longer-termed consolidated obligation bonds increased primarily due to higher market interest rates in 2022 compared to 2021, and to a lesser extent, increased volume.
•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option table on page 45.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
2021 compared to 2020

	2021			2020			Increase (decrease) due to
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the years ended December 31,
Investment debt securities	$21,745	$284	1.31%	$23,642	$497	2.10%	$(26)	$(187)	$(213)
Advances	51,932	282	0.54%	54,639	586	1.07%	(14)	(290)	(304)
MPF Loans held in portfolio	9,838	251	2.55%	10,382	295	2.84%	(14)	(30)	(44)
Federal funds sold	7,213	5	0.07%	7,090	30	0.42%	—	(25)	(25)
Securities purchased under agreements to resell	4,454	2	0.04%	3,125	14	0.45%	1	(13)	(12)
Interest-bearing deposits	1,182	2	0.17%	1,885	8	0.42%	(1)	(5)	(6)
Other interest-earning assets	129	2	1.55%	155	5	3.23%	—	(3)	(3)
Interest-earning assets	96,493	828	0.86%	100,918	1,435	1.42%	(42)	(565)	(607)
Noninterest-earning assets	2,368			2,354
Total assets	98,861			103,272
Consolidated obligation discount notes	44,500	44	0.10%	45,604	307	0.67%	(3)	(260)	(263)
Consolidated obligation bonds	44,915	229	0.51%	48,749	516	1.06%	(19)	(268)	(287)
Other interest-bearing liabilities	1,213	12	0.99%	1,407	17	1.21%	(2)	(3)	(5)
Interest-bearing liabilities	90,628	285	0.31%	95,760	840	0.88%	(9)	(546)	(555)
Noninterest-bearing liabilities	1,570			1,910
Total liabilities	92,198			97,670
Net yield on interest-earning assets	$96,493	$543	0.56%	$100,918	$595	0.59%	$(22)	$(30)	$(52)

•Interest income from investment debt securities decreased primarily due to lower short-term market interest rates in 2021 compared to 2020. In addition, the yield earned on our investment securities during 2021 as compared to 2020 declined, which was primarily attributable to the sale of our PLMBS in October 2020. See Note 2 – Summary of Significant Accounting Policies for more information on these PLMBS sales.
•Interest income from advances decreased primarily due to the lower interest rate environment since the Federal Reserve dramatically lowered interest rates in response to the COVID-19 pandemic. Lower demand for advances from our depository members, while mostly offset by increased demand from our insurance company members, also impacted our net interest income. Additionally, advance prepayments throughout 2020 resulted in a decline in our portfolio of higher interest-earning advances which reduced the yield earned and balance outstanding on our advance portfolio in 2021 compared to 2020.
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
•Interest income from overnight federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits decreased due to lower short-term market interest rates in 2021 compared to 2020.
•Interest expense on our consolidated obligations decreased due to lower short-term market interest rates in 2021 compared to 2020. Additionally, we replaced our more expensive callable debt with more advantageously priced funding.
•For details of the effect our 2020 fair value and cash flow hedge activities had on our net interest income see the Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option table on page 49 in our 2020 Form 10-K.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Noninterest income

For comparisons to 2020 see Noninterest Income on page 48 in our 2021 Form 10-K.

For the years ended December 31,	2022	2021
Trading securities	$1	$(44)
Investment securities gains	—	1
Derivatives	48	17
Instruments held under the fair value option	(56)	(46)
MPF fees, $24 and $25, from other FHLBs	36	46
Other, net	3	14
Noninterest income (loss)	$32	$(12)

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under Fair Value Option

The decrease in losses experienced on our trading securities was attributable to a significant decline in the average balance of our trading securities outstanding from 2021 to 2022, which in turn reduced the amount of losses incurred on our trading portfolio. The corresponding gains and losses for derivatives and instruments held under fair value option were attributable to different positions and the movement in market interest rates in 2022 compared to 2021.

The following table details the net income effect of all of our hedging related transactions, which were recorded in the following lines in our statements of net income.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Year ended December 31, 2022
Recorded in net interest income	$117	$(59)	$1	$2	$(208)	$—	$(147)
Recorded in derivatives & hedging activities	66	11	24	(4)	(28)	(21)	48
Recorded in trading securities	—	1	—	—	—	—	1
Recorded on instruments held under fair value option	(74)	—	(7)	2	23	—	(56)
Total net effect gain (loss) of hedging activities	$109	$(47)	$18	$—	$(213)	$(21)	$(154)

Year ended December 31, 2021
Recorded in net interest income	$(208)	$(279)	$(1)	$(18)	$228	$—	$(278)
Recorded in derivatives & hedging activities	31	—	(14)	—	—	—	17
Recorded in trading securities	—	(40)	—	—	—	—	(40)
Recorded on instruments held under fair value option	(46)	—	(3)	—	4	(1)	(46)
Total net effect gain (loss) of hedging activities	$(223)	$(319)	$(18)	$(18)	$232	$(1)	$(347)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. 2022 MPF fees remained comparable to 2021.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

For comparisons to 2020 see Noninterest Expense on page 50 in our 2021 Form 10-K.

For the years ended December 31,	2022	2021
Compensation and benefits	$117	$105
Nonpayroll operating expenses	93	81
Voluntary Community Investment contributions	11	4
COVID-19 relief program	—	3
Federal Housing Finance Agency and Office of Finance	19	17
Other, net	4	12
Noninterest expense	$244	$222

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits increased primarily due to increased employee headcount. We had 495 employees as of December 31, 2022, compared to 466 employees as of December 31, 2021.

Nonpayroll operating expenses increased primarily due to our planned investment in information technology, specifically applications, infrastructure, and resiliency.

Voluntary Community Investment contributions increased primarily due to additional commitments to our Downpayment Plus Programs above the regulatory amounts and the expansion of various Community Investment grant programs. For more information on these voluntary contributions, see Environmental, Social, and Governance on page 14.

As part of the Bank's ongoing commitment to provide support to our members throughout the COVID-19 pandemic, from May 2, 2022 to May 27, 2022 we made available a significantly-below-market rate advance with a maximum borrowing amount up to $5 million for all member institutions. 119 members took advantage of this advance offering, resulting in $528 million in significantly-below-market rate advances to support our members. Our 2022 expenses for this program were immaterial. In 2021, we also offered COVID-19 relief programs to support communities in Illinois and Wisconsin; for more information on these programs, see Environmental, Social, and Governance on page 16 of the 2021 10-K.

Federal Housing Finance Agency and Office of Finance expenses consist of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs.

Other, net expenses decreased primarily due to reduced non-qualified deferred compensation plan expenses.

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

For the years ended December 31,	2022	2021
MPF fees earned	$36	$46
Expenses related to MPF fees earned	35	34

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Assessments

We record the Affordable Housing Program (AHP) assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements for further details.

Other Comprehensive Income (Loss)

For comparisons to 2020 see Other Comprehensive Income (Loss) on page 51 in our 2021 Form 10-K.

	For the years ended December 31,		Balance remaining in AOCI as of
For the years ended December 31,	2022	2021	December 31, 2022
Net unrealized gain (loss) available-for-sale debt securities	$(545)	$74	$(179)
Net unrealized gain (loss) cash flow hedges	113	54	102
Postretirement plans	2	7	(11)
Other comprehensive income (loss)	$(430)	$135	$(88)

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our AFS portfolio for 2022 was primarily due to an increase in market interest rates in 2022. As these securities approach maturity, we expect the net unrealized losses in our AOCI as of December 31, 2022 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges for 2022 was primarily driven by an increase in market interest rates in 2022..

Postretirement plans

The gain recorded in 2022 was primarily due to an actuarial adjustment resulting from an increase in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our statements of comprehensive income as of December 31, 2021 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 13 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Statements of Condition

As of	December 31, 2022	December 31, 2021
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreement to resell	$27,548	$13,167
Investment debt securities	22,134	25,461
Advances	66,288	48,049
MPF Loans held in portfolio, net of allowance for credit losses	10,160	9,843
Other, net of allowance for credit losses	723	434
Assets	$126,853	$96,954

Consolidated obligation discount notes	$59,531	$24,563
Consolidated obligation bonds	58,116	63,373
Other	1,741	2,266
Liabilities	119,388	90,202
Capital stock	2,989	2,149
Retained earnings	4,564	4,261
Accumulated other comprehensive income (loss)	(88)	342
Capital	7,465	6,752
Total liabilities and capital	$126,853	$96,954

Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell

Amounts held in these typically overnight accounts will vary each day based on the following:

•Interest rate spreads between federal funds sold and securities purchased under agreements to resell and our debt;
•Liquidity requirements;
•Counterparties available; and
•Collateral availability on securities purchased under agreements to resell.

In the fourth quarter of 2022, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities decreased in 2022 with the change primarily attributable to a decline in the fair value of our AFS portfolio driven by rising market interest rates, and to a lesser extent, a reduction in investment in U.S. Treasuries.

Advances

Advance balances increased at the end of 2022 compared to year end 2021 attributable to increased borrowings from our depository members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with our former captive insurance company members mature, our total advance levels may decrease. For a discussion of risks relating to our former captive insurance company members see Risk Factors on page 20. For details on our advances with our former captive insurance company members, see Note 6 - Advances.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table sets forth the current period par amount of advances outstanding for the five largest advance borrowers.

As of		December 31, 2022
JPMorgan Chase Bank NA	[a]	$11,000	16.3%
The Northern Trust Company		7,500	11.1%
BMO Harris Bank NA		5,500	8.2%
Associated Bank NA		4,334	6.4%
Alliant Credit Union		3,604	5.3%
All other borrowers		35,519	52.7%
Total par value		$67,457	100.0%
a    Effective February 19, 2021, we terminated One Mortgage Partners Corp.'s (OMP) membership in connection with the FHFA rule that made captive insurance companies ineligible for FHLB membership. In December 2021, OMP merged with and into its parent company, JPMorgan Chase Bank NA (JPM). For details on the contractual maturity terms of JPM’s advances, see Note 6 - Advances.

The following table presents outstanding advances by type of institution. Former members may withdraw from membership or merge with out-of-district institutions but continue to hold advances.

As of	December 31, 2022	December 31, 2021
Members
Commercial banks	$32,367	$19,129
Savings institutions	1,345	1,097
Credit unions	9,481	2,887
Insurance companies	13,122	13,509
Community Development Financial Institutions	46	30
Members total	56,361	36,652
Former members and Housing Associates	11,096	11,056
Total at par	67,457	47,708
Fair value hedging and other adjustments	(1,169)	341
Balance on the Statements of Condition	$66,288	$48,049

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio slightly increased as new-acquisition volume outpaced paydown and maturity activity. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or securitize them into Ginnie Mae MBS.

The following table presents an aging of our fixed-rate MPF Loans held in portfolio by terms of contractual maturity. Contractual maturity is determined based on the MPF Loan's amortization schedule.

As of	December 31, 2022	December 31, 2021
Due in 1 year or less	$369	$366
Due after 1 year through 5 years	1,566	1,532
Due after 5 years through 15 years	3,990	4,015
Thereafter	4,104	3,776
Total unpaid principal balance (excluding loan charge offs)	10,029	9,689
Other adjustments, net [a]	136	159
Total mortgage loans held in portfolio	10,165	9,848
Allowance for credit losses on mortgage loans	(5)	(5)
Mortgage loans held in portfolio, net	$10,160	$9,843
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

•Our ability to use federal funds sold is restricted under our current policy and FHFA regulations. Specifically, we restrict these investments to short maturities and eligible counterparties as discussed in Unsecured Short Term Investments on page 76 because such investments are unsecured. If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligation to us, these investments would not satisfy our liquidity needs and we may incur a credit loss.

•Securities purchased under agreements to resell are secured by marketable securities held by a third party custodian. If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligations to us, these investments would not satisfy our liquidity needs if the collateral pledged to secure those obligations has decreased in value. In such cases, we also may suffer a credit loss. A further explanation of our credit loss methodology with respect to these agreements is set forth in Note 8 – Allowance for Credit Losses to the financial statements and see Investment Debt Securities on page 74 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity from investing activities include interest-bearing deposits, trading debt securities, maturing advances, and maturing MPF Loans.

Liquidity from Debt

Our source of liquidity from debt is the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures
We use different measures of liquidity as follows:
Overnight Liquidity - Our overnight liquidity requirement is established by our Asset/Liability Committee. Currently, our Asset/Liability Management Policy (ALM Policy) requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. Under our ALM Policy, overnight liquidity includes money market assets, federal funds sold, deposits, paydowns of advances, MPF Loans with one day to maturity, and inter FHLB loans with one day to maturity. As of December 31, 2022, our overnight liquidity was $33.1 billion or 26.1% of total assets. This amount represents excess overnight liquidity of $28.7 billion over the minimum threshold of 3.5% of total assets.
Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2022, we had excess liquidity of $61.2 billion to support member deposits.

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

In an effort to satisfy our current liquidity requirements, we generally maintain increased balances in short-term or liquid investments. Depending on market conditions, the Liquidity AB may require the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see Risk Factors on page 20.

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

	MPF Loans Held in Portfolio	Investment Debt Securities
As of December 31, 2022		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,041	$932	$1,121
After one year through five years	3,554	3,493	200
After five years through ten years	2,832	15,012	100
After ten years	2,596	3,228	8
Total	$10,023	$22,665	$1,429

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 20.

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

Funding

Conditions in Financial Markets

Despite some positive economic indicators, concerns about inflation and economic pressures that have persisted through most of 2022 continued into the fourth quarter of the year. At its November 2022 meeting, the Federal Open Market Committee (FOMC) raised the federal funds rate target range by 75 basis points to a target of 3.75%-4.00%. The FOMC slowed its pace of rate hikes at its December 2022 meeting, raising the federal funds rate target range by 50 basis points to a target of 4.25%-4.50%. At its February 2023 meeting, the FOMC again raised the federal funds rate target range to 4.50%-4.75%.

Rates continued to rise during the fourth quarter of 2022. Yields on U.S. Treasuries finished the fourth quarter of 2022 higher relative to the prevailing yields at the end of the third quarter of 2022. After decreasing 0.6% in the second quarter of 2022, U.S.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Gross Domestic Product rose by 3.2% in the third quarter of 2022 due to increases in exports, consumer spending, nonresidential fixed investment, and federal, state and local government spending. The U.S. stock market finished the fourth quarter of 2022 higher relative to the third quarter of 2022 and the Dow Jones Industrial Average stood at 33,147 points on December 31, 2022 versus 28,726 points on September 30, 2022.

Uncertainty regarding the U.S. Government’s debt ceiling became a significant concern during the first quarter of 2023, and as a result, we are closely monitoring our liquidity position in preparation for the possibility of a disorderly market caused by potential government debt defaults. For a discussion of risks relating to the FHLBs' ability to access the capital markets in order to fund our business, see Risk Factors starting on page 20.

We maintained ready access to funding throughout 2022.

LIBOR Transition

In accordance with the United Kingdom's Financial Conduct Authority's (FCA) March 5, 2021 announcement, USD LIBOR tenors will no longer be supported or published immediately after June 30, 2023. The Bank has made preparations for the transition away from LIBOR, including ceasing issuance of LIBOR-linked advances and purchase of LIBOR-linked investments in alignment with FHFA guidance. Further, in keeping with our regulator's and the ARRC's recommendations and industry developments, the Bank has selected SOFR as its preferred primary replacement rate for investments and advances. We have a LIBOR transition action plan and our Asset-Liability Management Committee (ALCO) is the management committee responsible for overseeing the transition from LIBOR. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (LIBOR Act) was signed into law, which creates a uniform process to incorporate a replacement benchmark rate for LIBOR-indexed contracts that either do not contain or have an insufficient LIBOR fallback provision and tasked the Federal Reserve Board with issuing implementing regulation. On January 26, 2023, the Federal Reserve Board issued its final rule, effective February 27, 2023, which designates the Fallback Rate (SOFR) in the ISDA 2020 IBOR Fallbacks Protocol as the LIBOR-replacement rate for FHLB advances. For further discussion of this rule, see Legislative and Regulatory Developments starting on page 18.

For over-the-counter derivatives, we adhered to the ISDA 2020 IBOR Fallbacks Protocol. For cleared derivatives, as part of the transition from LIBOR to SOFR, our clearinghouses revised their discounting methodology used to calculate the present value of future cash flows and price alignment on variation margin for USD cleared swaps from the daily effective federal funds rate (EFFR) to SOFR. Both of our clearinghouses have implemented their own unique cash and basis swap compensation mechanisms for market participants to neutralize any value transfer discrepancies from the LIBOR to SOFR conversion. Further, each clearinghouse announced its own proposal for the conversion process of LIBOR-linked cleared derivatives to risk-free rates. The conversions are scheduled to occur in several tranches based on product type, and are generally expected to be completed before the effective date of LIBOR discontinuation for all covered products with the exception of zero coupon swaps and any remaining LIBOR swaps with non-representative fixings, which CME Clearing expects to convert on July 3, 2023. We continue to monitor the market-wide efforts to address fallback language related to cleared derivatives and investment securities as well as fallback language for new activities and issuances of financial instruments. Following the Federal Reserve Board's final rule, we expect that the replacement rates announced by the Federal Reserve Board would apply if securities issuers do not otherwise announce a LIBOR-replacement rate before the LIBOR cessation date. We continue to assess our operational readiness, including updating our processes and information technology systems to support the transition from LIBOR to SOFR.
Market activity in SOFR-indexed financial instruments continues to increase. We are using federal funds overnight index swaps (Fed Funds OIS) and SOFR-indexed swaps as an interest rate hedging strategy for financial instruments that do not have embedded options, as an alternative to using LIBOR when entering into new derivative transactions. We are offering SOFR-linked advances to our members, and for the year ended December 31, 2022, have issued $33.7 billion in SOFR-linked advances. We also offer Discount Note-index floater advances, which some members have used as alternatives to LIBOR-linked advance products. For a discussion of risks relating to the transition from LIBOR, including our use of SOFR-linked consolidated obligations and advances, see Risk Factors on page 20.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Variable-Rate Financial Instruments by Interest-Rate Index and LIBOR-Indexed Financial Instruments

We have LIBOR exposure related to advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. The following tables present our variable rate financial instruments by interest-rate index at December 31, 2022 and may not include instruments that indirectly incorporate LIBOR or another interest rate index. The tables also do not consider the impact of any fallback language contained in our financial products. ABS and MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of December 31, 2022	Advances	Investments	Consolidated Obligations

Principal amount of variable rate instruments outstanding [a]
LIBOR	$330	$2,404	$—
SOFR	2,625	429	1,120
Treasury	—	79	—
Consolidated obligation yields	24,984	—	—
Other	121	—	—
Total	$28,060	$2,912	$1,120

Overnight, 1 month, 3 month, 6 month and 12-Month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Due through June 30, 2023	$36	$—	$—
Due thereafter	294	2,404	—
Total	$330	$2,404	$—

Principal amount of SOFR-linked instruments issued YTD through
December 31, 2022	$33,719	$—	$—
a    With respect to advances, includes fixed rate advances that have cap/floor optionality linked to an interest rate index.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table details our variable rate financial instruments by pay or receive leg and whether cleared or uncleared.

As of December 31, 2022			Derivative Notional Amount Outstanding
			Pay Leg	Receive Leg
Interest rate swaps outstanding
Fixed rate			$41,883	$51,342
LIBOR			1,044	10,509
SOFR			31,151	19,056
OIS			19,147	12,318
Total interest rate swaps			$93,225	$93,225

Breakdown of above LIBOR interest rate swaps by termination date and type	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared
Overnight, 1 month, 3 month, 6 month and 12 month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Terminates through June 30, 2023	$767	$35	$250	$67
Terminates thereafter	241	1	8,291	1,901
Total	$1,008	$36	$8,541	$1,968

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Liquidity Analysis - Statement of Cash Flows

Our assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for their community investment activities. Our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe the cash flows from our operating and financing activities are sufficient to fund both our operating and investing liquidity needs. The following tables compare our significant cash flow activities in 2022 and 2021.

For comparisons to 2020 see Liquidity Analysis - Statement of Cash Flows on page 51 in our 2021 Form 10-K.

Net cash flows from operating activities with significant activity

For the years ended December 31,	2022	2021
Net income	$415	$275
Net amortization (accretion)	350	132
Change in net fair value on derivatives and hedging activities	1,018	186
Other	(9)	139
Net cash provided by (used in) operating activities	$1,774	$732

The majority of our operating cash outflows in 2022 and to a lesser extent in 2021 were related to cash received from clearinghouses to settle mark-to-market positions. In 2022 and 2021 net amortization (accretion) also represents a significant adjustment to operating cash flows for noncash expense (income).

Net cash flows from investing activities with significant activity

For the years ended December 31,	2022	2021
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreement to resell	$(14,391)	$1,978
Net cash flows on investment debt securities	103	(1,227)
Net cash flows on advances	(19,750)	(1,887)
Net cash flows on MPF Loans held in portfolio	(358)	114
Other	(18)	(15)
Net cash provided by (used in) investing activities	$(34,414)	$(1,037)

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

•In 2022 our net cash inflows from investment debt securities was attributable to a reduction in investment in U.S. Treasuries in our trading portfolio. In 2021 our net cash outflows from investment debt securities was attributable to purchases of GSE MBS and U.S. Treasuries.

•In 2022 our net cash outflows for advances was attributable to increased borrowing from our depository members. In 2021 our net cash outflows for advances was attributable to increased borrowing from our insurance company members which more than offset decreased borrowing from our other members.

•In 2022 our net cash outflows for MPF Loans held in portfolio was due to new-acquisition volume that outpaced paydown and maturity activity. In 2021 our net cash inflows from MPF Loans held in portfolio was due to new-acquisition volume that was outpaced by paydown and maturity activity.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Net cash flows from financing activities with significant activity

For the years ended December 31,	2022	2021
Net cash provided by (used in) financing activities -
Net cash flows on consolidated obligation discount notes	$34,696	$(24,077)
Net cash flows on consolidated obligation bonds	(2,332)	21,115
Other	266	(229)
Net cash provided by (used in) financing activities	$32,630	$(3,191)

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below.

•In 2022 we paid down our bonds and increased our use of discount notes to align with advantageous funding opportunities. The increased borrowing on our discount notes reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above. In 2021 we paid down discount notes and increased our use of bonds to align with advantageous funding opportunities with longer-termed debt.

•In 2022 our net cash inflows for Other was primarily due to proceeds from issuance of our capital stock. In 2021 our net cash outflows for Other was primarily due to members withdrawing from their deposit accounts.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2022, our consolidated obligations were rated Aaa/P-1 with a stable outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

Use of short-term debt offers us certain advantages which are weighed against the increased risk of using short-term debt.  Traditionally we have benefited from interest rates below LIBOR rates for our short-term debt which has resulted in a positive impact on net interest income when used to fund LIBOR-indexed assets. We expect similar relationships to hold as we transition away from LIBOR to other indexes. For a discussion of risks relating to the LIBOR transition, please see Risk Factors on page 20.

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

At December 31, 2022, we had eligible assets free from pledges of $125.9 billion, compared to our outstanding consolidated obligations of $117.6 billion.

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

Deposits totaled $0.6 billion at December 31, 2022, compared to $1.0 billion at December 31, 2021. All deposits are uninsured and the balance of deposits varies depending on market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, our members’ investment preferences with respect to the maturity of their investments, and our members’ liquidity. Interest-bearing demand and overnight deposits represented 83.5% and 80.2% of our deposits at December 31, 2022 and 2021, with the remaining deposits being term deposits and noninterest-bearing deposits.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

For the years ended December 31,	2022	2021		2020
Average balances of demand and overnight deposits	$712	$911		$1,032
Weighted-average interest rates paid on demand and overnight deposits	2.01%	—%	[a]	0.23%
Average balances of term deposits	$—	$1		$18
Weighted-average interest rates paid on term deposits	—%	0.11%		0.11%
a    Less than 1 bp (basis point).

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

The Capital Plan reflects the Bank’s commitment to provide members a reasonable return on their investment by allowing members who engage in advance, letter of credit, or MPF on-balance sheet product activity to hold more Class B1 activity stock.

The following table reflects the ranges of capital stock requirements permitted under our Capital Plan and requirements at year-end 2022.

Capital Plan Requirement	December 31, 2022	Ranges Permitted Under Capital Plan
% of Mortgage Assets [a]	0.40%	0.20% - 1%
Membership Stock Floor	$10,000	None
Membership Stock Cap	$5 million	$1 million - $25 million
Advances Activity Stock Requirement [b]	4.50%	4%-5%
MPF Activity Stock Requirement	2% [c]	0%-5%
Letters of Credit Activity Stock Requirement	0.10% [d]	0.10%-2%

a    The percentage of mortgage assets is used to calculate a member’s membership stock requirement.
b    The Board of Directors may adjust this percentage to as low as 2% for certain advances and has currently authorized a pool of funds available for advances that can be capitalized at 2% under the Bank’s Reduced Capitalization Advance Program (RCAP).
c    For MPF on-balance sheet products (which includes MPF Original, MPF 125, MPF 35, and MPF Government loans), the activity stock requirement is 2% of the principal loan amount sold into the MC.
d    For letters of credit, the activity stock requirement is 0.10% of the notional amount of all letters of credit outstanding on behalf of a member.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Reduced Capitalization Advance Program

During 2022, we continued to offer our Reduced Capitalization Advance Program (RCAP), which allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of December 31, 2022, RCAP advances outstanding totaled $21.4 billion to 187 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

The following table summarizes our risk-based capital amounts. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, as of December 31, 2022, we were adequately capitalized.

As of	December 31, 2022	December 31, 2021
Capital stock	$2,989	$2,149
Mandatorily redeemable capital stock (MRCS) recorded as a liability	248	247
Retained earnings	4,564	4,261
Total permanent capital	$7,801	$6,657
Credit risk capital	$343	$331
Market risk capital	1,030	667
Operational risk capital	413	299
Total risk based capital requirement	$1,786	$1,297

Excess permanent capital stock over risk based capital requirement	$6,015	$5,360

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

As of December 31, 2022		Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company		$295	9.1%	$—
BMO Harris Bank NA		249	7.7%	—
JPMorgan Chase Bank NA	[a]	245	7.6%	245
Alliant Credit Union		230	7.1%	—
Associated Bank NA		209	6.5%	—
All other members		2,009	62.0%	3
Regulatory capital stock		$3,237	100.0%	$248

			December 31, 2022	December 31, 2021
Capital Stock			$2,989	$2,149
MRCS			248	247
Regulatory capital stock			$3,237	$2,396

Capital stock			$2,989	$2,149
Retained earnings			4,564	4,261
Accumulated other comprehensive income (loss)			(88)	342
GAAP capital			$7,465	$6,752
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
•Our risk-based capital is greater than or equal to 125% of the minimum amount required, as discussed in Capital Resources on page 60;
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

Retained Earnings and Dividend Policy

Our Board of Directors has adopted a Retained Earnings and Dividend Policy (Policy) which, as last updated in March 2022, establishes a target for retained earnings that will be reviewed quarterly to assess the adequacy of retained earnings when determining dividend payments or other capital actions. Under the Policy, the retained earnings target has two components:

•Risk and Regulatory Retained Earnings Requirements, which determines the amount of retained earnings the Bank needs to manage risk, maintain shareholder value, and meet regulatory requirements. This requirement is the sum of credit risk, market risk, operational risk, additional exposures, and the amount necessary to maintain compliance with the Bank’s total capital requirements as set forth in FHFA regulations; and

•Desired Corridor of Retained Earnings, which determines the amount of retained earnings the Bank desires to have to maintain the scale of the Bank during economic downturns.

Under the Policy, we may, but are not required, to pay a dividend out of our net income (with certain adjustments as described below) and/or retained earnings, after consideration of the retained earnings target on a quarterly basis, the Board and management's assessment of the current adequacy of retained earnings, operating results, and any other factors the Board deems relevant. For these purposes, adjusted net income is net income resulting directly from certain business activities,

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
excluding income from such activities as advance prepayments, transfers of debt to other FHLBs and gains or losses resulting from certain hedge practices.

Our Board of Directors declared quarterly cash dividends at annualized percentage rates per $100 of par value as presented in the below table (based on the previous quarter's earnings).

Quarter in which dividend was declared (recorded) and paid	B1 Activity Stock		B2 Membership Stock
	Dividends	Annualized Rate	Dividends	Annualized Rate
2022
1st quarter	$20	5.00%	$2	2.00%
2nd quarter	22	5.13%	2	2.13%
3rd quarter	26	5.75%	3	2.38%
4th quarter	35	6.50%	2	2.75%
Total	$103	5.60%	$9	2.32%
2021
1st quarter	$19	5.00%	$3	2.00%
2nd quarter	19	5.00%	2	2.00%
3rd quarter	19	5.00%	3	2.00%
4th quarter	19	5.00%	2	2.00%
Total	$76	5.00%	$10	2.00%

On January 24, 2023 our Board of Directors declared a 7.1250% cash dividend (annualized) for Class B1 activity stock and a 3.0625% cash dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the fourth quarter of 2022. This dividend totaled $52 million (recorded as $48 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and was paid on February 15, 2023. As further discussed in Executive Summary on page 37, on January 24, 2023, the Bank also provided dividend guidance for the next two quarters.

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

Credit Risk Management

The Bank regularly monitors its credit exposure for potential impacts related to economic or financial disruptions.

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

Member Credit Outstanding - We track total credit risk with our members. The total credit risk concentrated with members (including any successor) with 10% or more of our total member credit outstanding is as follows:

As of December 31, 2022		Total Credit Outstanding	% of Total
JPMorgan Chase Bank NA	[a]	$11,000	14.0%
a    Effective February 19, 2021, we terminated One Mortgage Partners Corp.’s (“OMP”) membership in connection with the FHFA rule that made captive insurance companies ineligible for FHLB membership. In December 2021, OMP merged with and into its parent company, JPMorgan Chase Bank NA (JPM). For details on the contractual maturity terms of JPM’s advances, see Note 6 - Advances.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $67.5 billion were advances (par value) and $10.7 billion were letters of credit at December 31, 2022, compared to $47.7 billion and $11.3 billion at December 31, 2021.

	December 31, 2022			December 31, 2021
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	508	$73,625	$147,127	545	$58,542	$131,923
4	9	497	519	6	464	611
5	8	68	118	7	30	44
Total	525	$74,190	$147,764	558	$59,036	$132,578

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Members assigned a 4 rating in the above table were required to submit specific collateral listings and the members assigned a 5 rating were required to deliver collateral to us or to a third party custodian on our behalf.

Nature and Amount of Collateral Pledged - Collateral arrangements may vary by type of member (e.g., depository versus non-depository institutions), lien structure, member credit quality, collateral availability, collateral type, results of periodic on-site reviews of collateral, and overall member credit exposure. The FHLB Act requires us to obtain sufficient collateral to fully secure member credit products. Eligible collateral includes whole first mortgages on improved residential property, or non-agency securities representing a whole interest in such mortgages; securities issued, insured, or guaranteed by the U.S. government or any of its agencies (includes MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and FHLB consolidated obligations); cash or deposits; and other real estate related collateral (includes home equity loans and lines of credit, farm land, commercial real estate, and construction, land development and other loans) that has a readily ascertainable value, can be reliably discounted to account for liquidation risk and can be liquidated in due course and that we can perfect a security interest in such collateral. We also accept pledges of secured business or agribusiness loans from CFIs, which are permitted under the FHLB Act.

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

MPF Loans and Related Exposures

For a description of the MPF Program see Mortgage Partnership Finance Program on page 8.

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by the borrower's equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan held in portfolio balance, our ability to recover losses from PMI, Recoverable CE Fees, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. The unpaid principal balances of our conventional MPF Loans held in portfolio exposed to credit losses (which does not take into account the borrower's equity) was $9.2 billion at December 31, 2022, and $8.8 billion at December 31, 2021.

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

Setting Credit Enhancement Levels - For conventional MPF Loans held in portfolio, credit losses in an MC are first absorbed by the Bank’s First Loss Account (FLA) but, if applicable to the particular MPF product structure, we will withhold a PFI’s scheduled performance credit enhancement fee in order to reimburse ourselves for any losses allocated to the FLA. We refer to these reimbursable credit enhancement fees as Recoverable CE Fees. If the FLA is exhausted, the credit losses are then

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
absorbed by the PFI’s CE Amount, which is calculated by utilizing third party credit models. For further details on the FLA and PFI’s CE Amount, refer to Loss Structure for Credit Risk Sharing Products on page 9 and Conventional MPF Loans Held in Portfolio on page F-31 to the financial statements.

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
For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the MC and having a deductible initially equal to the FLA. As of December 31, 2022, and 2021, the outstanding balances of MPF Loans under the MPF Plus product with SMI coverage were $68 million and $85 million and the amounts of SMI coverage provided against losses were $2 million and $4 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure. Credit losses associated with MCs for which the SMI coverage has been discontinued are incorporated into the allowance for credit losses calculation. Such credit losses were immaterial.

The following table shows the status of the credit enhancement structure on conventional MPF Loans held in portfolio. Unpaid principal balances in this table include REO, and are impacted by the credit enhancement structure of a MC. As defined, the CE Amount includes SMI on the MPF Plus product. Government Loans are excluded from the table as they are not directly credit enhanced by the PFI.

	As of December 31, 2022
Conventional MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI's CE Amount [b]
100	$56	1.69%	8.57%	2.51%
125	2,122	0.88%	3.00%	1.77%
Plus	360	2.80%	20.69%	0.59%
35	2,329	0.11%	0.68%	2.13%
Original	4,361	0.13%	0.31%	2.22%
a    For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance-based CE Fees from PFIs.
b    Credit losses on a loan may only be absorbed by the CE Amount in the MC related to the loan. For further detail refer to Conventional MPF Loans Held in Portfolio on page F-31 to the financial statements.

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

As of	December 31, 2022
WI	43%
IL	32%
All other states	25%
Total	100%

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Seller Concentration - During 2022, the top five PFIs, in the aggregate, accounted for 29% of our MPF Loans purchased and held in portfolio on our balance sheet. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

For further discussion of how concentration risks may affect us, see Risk Factors on page 20.

Mortgage Repurchase Risk - We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the years ended December 31, 2022 and 2021, we purchased and concurrently delivered $1.4 billion and $6.7 billion in unpaid principal balance of these loans to Fannie Mae. At December 31, 2022 and 2021, there were $23.4 billion and $25.1 billion of off-balance sheet MPF Xtra loans outstanding.

Our mortgage repurchase liability is an estimate of our losses associated with all mortgage loans previously sold in connection with the MPF Xtra and MPF Government MBS products for which a breach of representation or warranty has occurred. We consider factors based predominantly on our historical repurchase experience and only include mortgage loans for which we deem it probable that we will be required to either repurchase the mortgage loan or indemnify the applicable third party for losses. This assessment is primarily made during the quality control review process, which includes internal and investor-led reviews. Our estimate incorporates our experiences with third party repurchase demands, PFIs’ historical ability to cure repurchase demands, an assumed loss severity given default, and the current creditworthiness of the PFI.

We accrue a mortgage repurchase liability with an offsetting charge to noninterest expense when it is probable and reasonably estimable that we will be obligated to repurchase a loan or indemnify an investor.

Based on the above factors, the mortgage repurchase liability recognized as of December 31, 2022 and December 31, 2021 was immaterial.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table presents various credit quality indicators of our MPF Loans Held in Portfolio.

As of	December 31, 2022	December 31, 2021
Unpaid Principal Balance
Average MPF Loans held in portfolio during the period	$9,811	$9,666
MPF Loans held for portfolio	10,023	9,684
Nonaccrual MPF Loans	39	46
Allowance for MPF credit losses	5	5
MPF credit losses charged-off	2	2

Ratio of MPF credit losses charged-off to average MPF Loans held in portfolio during the period	0.02%	0.02%
Ratio of allowance for MPF credit losses to MPF Loans held for portfolio	0.05%	0.05%
Ratio of nonaccrual MPF Loans to MPF Loans held for portfolio	0.39%	0.48%
Ratio of allowance for MPF credit losses to nonaccrual MPF Loans	12.82%	10.87%

Nonaccrual MPF Loans decreased as our delinquent loans and loans in forbearance cured or paid off.

Key Credit Quality Indicators

The following table presents our key credit quality indicators (at origination) of FICO scores and Loan-to-Value (LTV) ratios for our conventional MPF Loans. Percentages shown are based on unpaid principal balance.

As of December 31, 2022	% of Total	Current	30 Days Delinquent	60 Days Delinquent	90 Days + Delinquent
FICO Score < 620	0.2%	82.8%	7.8%	1.6%	7.8%
FICO Score 620-659	5.0%	94.8%	3.1%	0.6%	1.5%
FICO Score >=660	94.6%	99.1%	0.5%	0.1%	0.3%
No FICO Score	0.3%	98.2%	0.9%	—%	0.9%
Total	100.0%	98.7%	0.7%	0.2%	0.4%
Weighted average FICO score	743
LTV Ratio <=60%	15.7%
LTV Ratio > 60% to 70%	14.4%
LTV Ratio > 70% to 80%	49.7%
LTV Ratio > 80% to 90%	10.4%
LTV Ratio > 90%	9.8%
Total	100.0%
Weighted average LTV %	74.0%

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

	AAA	AA	A	BBB	Carrying Amount
December 31, 2022
Investment debt securities-
U.S. Government & other governmental related	$—	$3,298	$—	$—	$3,298
State or local housing agency	—	8	—	—	8
FFELP ABS	—	2,304	—	—	2,304
MBS
GSE	131	16,221	—	—	16,352
Government guaranteed	—	164	—	—	164
Other	—	1	7	—	8
Total investment debt securities	131	21,996	7	—	22,134
Interest-bearing deposits	—	—	2,570	—	2,570
Federal funds sold	—	543	5,800	100	6,443
Securities purchased under agreements to resell	—	17,750	750	—	18,500
Total carrying amount of investments	$131	$40,289	$9,127	$100	$49,647

December 31, 2021
Investment debt securities-
U.S. Government & other governmental related	$—	$7,135	$—	$—	$7,135
State or local housing agency	—	9	—	—	9
FFELP ABS	—	2,772	—	—	2,772
MBS
GSE	154	15,123	—	—	15,277
Government guaranteed	—	258	—	—	258
Other	—	—	10	—	10
Total investment debt securities	154	25,297	10	—	25,461
Interest-bearing deposits	—	—	855	—	855
Federal funds sold	—	300	3,227	—	3,527
Securities purchased under agreements to resell	—	3,500	5,240	—	8,740
Total carrying amount of investments	$154	$29,097	$9,332	$—	$38,583

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

As of December 31,	2022					2021
	Due in one year or less	Due one through five years	Due five through ten years	Due after ten years	Net Carrying Amount	Net Carrying Amount
AFS debt securities
U.S. Government & other governmental related	$—	$1,016	$347	$725	$2,088	$4,681
State or local housing agency	—	3	5	—	8	9
FFELP ABS [a]	—	—	—	2,304	2,304	2,772
MBS [a]
GSE	—	40	13,309	2,836	16,185	15,057
Government guaranteed	—	—	—	115	115	187
AFS debt securities	$—	$1,059	$13,661	$5,980	$20,700	$22,706
Yield on AFS debt securities	—%	3.32%	3.20%	3.14%	3.19%	2.47%

HTM debt securities
U.S. Government & other governmental related	$993	$26	$190	$1	$1,210	$1,506
MBS [a]
GSE	2	—	1	161	164	214
Government guaranteed	—	1	—	48	49	71
Other	—	—	—	8	8	10
HTM debt securities	$995	$27	$191	$218	$1,431	$1,801
Yield on HTM debt securities	4.97%	1.43%	3.59%	4.39%	4.63%	1.63%
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

The credit ratings of securities purchased under agreement to resell are disclosed along with investment debt securities and unsecured short-term investments in the Investment Debt Securities table on page 74.

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

As of December 31, 2022	AA	A rated	BBB	Total
Domestic U.S.
Interest-bearing deposits	$—	$2,570	$—	$2,570
Federal funds sold	—	1,100	100	1,200
Foreign commercial banks - federal funds sold:
Australia	—	1,100	—	1,100
Canada	—	2,800	—	2,800
Finland	543	—	—	543
France	—	200	—	200
Netherlands	—	600	—	600
Total unsecured credit exposure	$543	$8,370	$100	$9,013

All $9.013 billion of the unsecured credit exposure in the above table represent overnight investments and $900 million in the above table were with members and their affiliates. Any amounts related to members over a 10% concentration are included in the amounts in the Member Credit Outstanding table on page 68.

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
As of December 31, 2022
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$293	$(290)	$—	$3
Cleared derivatives	20	—	692	712
Overcollateralized liability positions -
Bilateral derivatives -
A	(447)	447	—	—
Nonmember counterparties	(134)	157	692	715
CO bond firm commitments	—	3	—	3
Total	$(134)	$160	$692	$718
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

Monitoring and Analyzing Interest Rate Risk

•We monitor the risk to our net interest income, and average maturity of our interest-earning assets and interest-bearing liabilities.

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

Fair Value Hedges

With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive floating rate interest payments based off of LIBOR, OIS or SOFR. For a discussion of the impact of the transition from LIBOR, see LIBOR Transition on page 53. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the qualitative hedge effectiveness method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain nonputable and putable fixed-rate advances. In the case of certain putable advances that have features not meeting shortcut requirements, the transactions are primarily hedged under a highly effective hedge relationship. In those cases, the swap counterparty can cancel the derivative financial instrument on the same date that we can put the advance back to the member.

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

	December 31, 2022		December 31, 2021
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$(172)	$(450)	$487	$(450)
-100 bp	(60)	(200)	(44)	(200)
-50 bp	(24)	(90)	(19)	(90)
-25 bp	(11)	(45)	(11)	(45)
+25 bp	9	(45)	(11)	(45)
+50 bp	15	(90)	(28)	(90)
+100 bp	26	(200)	(75)	(200)
+200 bp	33	(450)	(181)	(450)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table outlines our hedge activity by hedged item or economic risk exposure, hedging instrument, hedge type and notional amount by hedging activity.

As of December 31,			Notional Amount
Hedged Item/Economic Risk Exposure [a]	Hedge Type	Hedging Instrument	2022	2021
Investment Debt Securities	Fair value	Pay fixed, receive floating, interest rate swap	$18,618	$13,473
	Economic	Pay fixed, received floating, interest rate swap	—	200
			18,618	13,673

Advances	Fair value	Pay fixed, receive floating, interest rate swap (without options)	15,194	13,560
		Pay fixed, receive floating, interest rate swap (with options)	5,852	5,939
	Economic	Pay fixed, receive floating, interest rate swap (without options)	525	39
		Pay fixed, receive floating, interest rate swap (with options)	183	1,161
			21,754	20,699

MPF Loans	Economic	A combination that may include swaps, swaptions, caps, floors, futures, forward settlements and/or to-be-announced (TBA) forward contracts	477	842

Discount Notes	Economic	Receive fixed, pay floating interest rate swap	256	—
	Cash flow	Pay fixed, receive floating, interest rate swap	1,177	1,177
			1,433	1,177

Consolidated Obligation Bonds	Fair value	Receive fixed, pay floating interest rate swap (without options)	11,021	9,855
		Receive fixed, pay floating interest rate swap (with options)	38,943	26,317
	Economic	Receive fixed, pay floating interest rate swap (without options)	31	36
		Receive fixed, pay floating interest rate swap (with options)	1,065	635
		Other	—	5
			51,060	36,848

Intermediary transactions on behalf of members with counterparties	Economic	Pay fixed, receive floating, interest rate swap	2	2
Mortgage purchase commitments	Standalone	Mortgage delivery commitment	142	625
Total			$93,486	$73,866
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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of December 31, 2022
Advances	$(7)	$3	$—	$(10)	$—
Mortgage Backed Securities	(3)	—	—	(3)	—
Interest-bearing liabilities	16	11	—	17	—
Derivatives	1	(10)	—	—	—
Total	$7	$4	$—	$4	$—

As of December 31, 2021
Advances	$(9)	$2	$—	$(13)	$—
Mortgage Backed Securities	(11)	—	—	(11)	—
Other interest-earning assets	(1)	—	—	(2)	—
Interest-bearing liabilities	13	11	—	14	—
Derivatives	12	(8)	—	—	—
Total	$4	$5	$—	$(12)	$—

As of December 31, 2022, our total sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $4 million. At December 31, 2021, our sensitivity to changes in implied volatility was $5 million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	As of December 31, 2022	As of December 31, 2021
Down 200 bps	-1.8	1.1
Base	-0.5	0.4
Up 200 bps	-0.0	1.5

As of December 31, 2022, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $407 million, and our market value of equity to book value of equity ratio was 105%, compared to $458 million and 107% at December 31, 2021. The decline in the market value of equity to book value of equity was largely a result of wider mortgage spreads in the markets. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management uses as guidance the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” and other authoritative guidance on governance and internal control. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on these factors, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of December 31, 2022, and as a result, we did not accrue a liability. For additional information, see Note 10 - Consolidated Obligations and Note 16 - Commitments and Contingencies to the financial statements.

Item 9B. Other Information.

None.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
2022 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2022 was the election of certain member and independent directors, which occurred in the fourth quarter of 2022 as described above. We conducted this election to fill three open member directorships and one open public interest independent directorship for 2023 as designated by the FHFA. In 2022, the nomination and election of directors was conducted electronically. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in a Form 8-K filed on October 24, 2022, as amended by a Form 8-K/A filed on December 21, 2022.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 28, 2023.

Name	Age	Director Since	Expiration of Term as of December 31,

James T. Ashworth, Chairperson [a]	71	2013	2024
Joseph Fazio III, Vice Chairperson [b]	61	2017	2024
Edward P. Brady [d]	59	2009	2023
Mary J. Cahillane [d]	71	2011	2024
Mark J. Eppli [d]	61	2012	2025
Michelle L. Gross [a]	52	2015	2024
James H. Hegenbarth [b]	59	2018	2025
Betsy A. Johnson [a]	60	2023	2026
Phyllis Lockett [d]	57	2015	2023
David J. Loundy [a]	54	2020	2023
Kevin L. Newell [c]	38	2023	2026
Michael G. O'Rourke [a]	54	2023	2026
John K. Reinke [b]	71	2012	2023
Lois A. Scott [d]	62	2017	2023
Ty R. Taylor [b]	55	2019	2026
Daniel G. Watts [a]	63	2018	2025
Maria E. Wynne [d]	65	2022	2025
Andrea L. Zopp [c]	66	2021	2024
a    Illinois member director.
b    Wisconsin member director.
c    Public interest independent director.
d    Independent director.

James T. Ashworth joined CNB Bank & Trust, N.A. in 1978 and has served in many capacities, including as Vice Chairman since 1989 and as President and CEO from 1989 to 1997, as well as serving as Vice Chairman and President and CEO of its holding company, CNB Bank Shares, Inc. since 1989. Mr. Ashworth served as Chairman of the Community Bankers Association of Illinois (CBAI) and as an elected director of the Independent Community Bankers of America, on the state association's Legislative Committee and the national association's Regulation Review Committee; he was named CBAI's "Outstanding Member" in 1995. He also has previously served on the Illinois State Treasurer's Community Bank Advisory Council and as an appointed delegate to the White House Conference on Small Business. Mr. Ashworth earned a Bachelor of Science degree from the University of Miami, and is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison, as well as its post-graduate program. Mr. Ashworth has also served on numerous local boards, including a community hospital, a chamber of commerce, an economic development corporation, and a community foundation.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mr. Ashworth serves as the Bank's Chairperson of the Board and Chairperson of the Executive & Governance Committee. He also serves as an ex officio member of the following Board committees of the Bank: Affordable Housing, Audit, Human Resources & Compensation, Operations & Technology, and Risk Management.

Edward P. Brady is the President and CEO of Home Builders Institute (HBI), a position he has held since November 2018. HBI is a national nonprofit that trains underserved populations, including veterans, transitioning military, high school students and justice-involved youth and adults for careers in the building industry. He is also the president/owner of Brady Homes in Bloomington, Illinois since 1988. He is a licensed contractor in Tennessee. He serves on the Board of Directors for the National Association of Home Builders and the Home Builders Association of Illinois. Mr. Brady is a former director of Freestar Bank, served as Chairman of the Brady for Illinois 2010 campaign, and has previously served on the Board of Habitat for Humanity for Illinois, the Illinois Chamber of Commerce, the Board of Economic Development Council for McLean County, and other community organizations. In 2016, he was the chairman for the National Association of Homebuilders. He currently serves as a Director of Enterprise Community Partners and Build Strong Academy, an affiliation associated with skill trades training academies throughout the country and a non-profit 501(c)(3) organization. He also served for three years on the Bipartisan Policy Center’s Housing Commission as a commissioner. He has a Bachelor of Science degree from Illinois Wesleyan University. He was inducted into the Illinois Home Builders Hall of Fame in 2018. The Board nominated Mr. Brady to serve as an independent director based on his knowledge and experience in organizational management and project development, as indicated by his background.

Mr. Brady serves on the following Board committees of the Bank: Affordable Housing (Chairperson), Executive & Governance (Alternate) and Operations & Technology.

Mary J. Cahillane was Chief Financial Officer and Chief Investment Officer of the Spencer Foundation from 2003 until she retired in May 2015. She previously worked for Bank of America from 1994 to 2003, Continental Bank from 1981 to 1985 and again from 1989 to 1994 and Texas Commerce Bank from 1985 to 1989, holding a variety of senior roles in asset liability management, risk management, and finance. More specifically, Ms. Cahillane was the Head of Funding and Asset Liability Management at Continental Bank and the Chief Financial Officer for the Global Retail Bank at Bank of America. Following Bank of America’s merger with NationsBank, she held the role of Deputy Treasurer of the corporation responsible for Balance Sheet Management, Pension Plan Investments, Corporate Securitizations and Structured Transactions, Rating Agency Relationships and the Parent Company Debt and Liquidity Plan. She was also the organization’s first Operational Risk Executive and was a member of the organization’s Management Operating Committee. Ms. Cahillane currently serves on the boards of the Arthur J. Schmitt Foundation, St. John Berchmans School, Children's First Fund, and PEAK (Partnership to Educate and Advance Kids). Until the sale of the company in October 2017, she served on the board of Forsythe Technology, Inc. and previously served on the boards of ShoreBank Corporation and ShoreBank. The Board nominated Ms. Cahillane to serve as an independent director based on her knowledge of and experience in financial management and risk management practices, as indicated by her background.

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

Dr. Eppli serves on the following Board committees of the Bank: Affordable Housing and Risk Management (Vice Chairperson).

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Joseph Fazio III is currently a member of the Board of Directors of Bristol Morgan Bank in Oakfield, Wisconsin, a position he’s held since 2022. Mr. Fazio was the founder, Chairman of the Board of Directors, and CEO of Commerce State Bank from 2005 to October 2022, when it was acquired by Summit Credit Union. Prior to founding Commerce State Bank, Mr. Fazio led a privately-held marketing company from 2002 to 2004, was Director of Corporate Marketing for Metavante (now FIS) from 1998 to 2002, led Personal Trust Administration for M&I Trust Company (now BMO) from 1995 to 1998, and held several management positions with IBM from 1983 to 1995. Mr. Fazio is a 1983 graduate of St. Norbert College, and in 1988 earned his master’s degree from Edgewood College. He served as a member of the board of directors of the Wisconsin Bankers Association from 2013 to 2016. Mr. Fazio has served as an elected official for the City of Cedarburg and has held several city board appointments. He is the past President of the Greater Cedarburg Community Foundation and chaired the 2018 Washington County United Way Campaign. He has served on the board of non-profits such as St. Francis Borgia School, Walker’s Point Youth and Family Center, and the Cedarburg Athletic Booster Club. Mr. Fazio is currently President of the Wisconsin Chapter of the Private Directors Association, and a member of the National Association of Corporate Directors and is an NACD Board Leadership Fellow. Mr. Fazio is the author of the book, “This Might be a Dumb Question, but How Does Money Work?”

Mr. Fazio serves as the Bank's Vice Chairperson of the Board and Vice Chairperson of the Executive & Governance Committee. Mr. Fazio also serves on the following Board committees of the Bank: Audit (Vice Chairperson) and Affordable Housing.

Michelle L. Gross has served as Executive Vice President/Chief Operating Officer, Information Systems Officer, and Director of the State Bank of Bement in Bement, Illinois since 2012 in addition to being Community Bank President of the State Bank of Bement – Monticello facility. She has worked at the State Bank of Bement since 1996 in roles with increasing responsibilities, including as Vice President & Information Systems Officer from 2008 to 2012. Ms. Gross currently serves as a director of Bement Bancshares, Inc. in Bement, Illinois. She is a former director at the State Bank of Cerro Gordo in Cerro Gordo, Illinois and The First National Bank of Ivesdale in Ivesdale, Illinois. Ms. Gross is active in a variety of community service organizations and with the Illinois Bankers Association. Through the Illinois Bankers Association, Ms. Gross has served on a number of committees and is currently a member of its Executive Committee, Board of Directors and is Immediate Past Chairman. Ms. Gross is also active in the Community Bankers Association of Illinois. She serves on the Board of Directors of Kirby Medical Center and is a member of its Executive Committee as well as serving as Treasurer. She also serves as Chairman of the Bement Foundation. Ms. Gross is a graduate of the Graduate School of Banking in Madison, Wisconsin, and earned a Bachelor of Science from Western Illinois University.

Ms. Gross serves on the following Board committees of the Bank: Executive & Governance, Human Resources & Compensation (Chairperson) and Risk Management.

James H. Hegenbarth has served as President/CEO of The Park Bank in Madison, Wisconsin since 1999 and a member of its Board of Directors since 1997. He has been in the banking industry since 1985 and served in roles with increasing responsibilities, including consumer loan officer, credit analyst, credit manager, Associate Vice President of Business Banking, Vice President of Business Banking, and Senior Vice President of Lending. Mr. Hegenbarth previously worked at First Bank, N.A. (now U.S. Bank). He is a former Wisconsin Bankers Association (WBA) Board member and a current member of the Government Relations Committee. Mr. Hegenbarth is a Board member of the American Family Children’s Hospital at UW Madison, a trustee and Chairman of the Business and Finance Committee at Edgewood High School and the Chairman of the Ronald McDonald House Madison Capital Campaign. He is also a member of the American Bankers Association (ABA) FHLB Committee. Mr. Hegenbarth is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison, and earned his undergraduate degree in Economics from the University of Wisconsin-Madison

Mr. Hegenbarth serves on the following Board committees of the Bank: Audit, Executive & Governance, and Human Resources & Compensation (Vice Chairperson).

Betsy A. Johnson has served as the President and CEO of Solutions Bank in Forreston, Illinois (formerly known as Forreston State Bank) since 2020, and has been with the bank since 1996, serving in various capacities including Chief Operating Officer and Executive Vice President. Ms. Johnson has also served as a member of the Board of Directors of Solutions Bank and its holding company since 2010. Ms. Johnson is the current chairperson of the Illinois Bankers Association (IBA), and has served in numerous capacities with the organization, including a member of the Board of Directors in 2017 and a member of the Executive Committee in 2019. Ms. Johnson also served on the Federal Deposit Insurance Corporation Community Banker Advisory Committee 2020-2022. Ms. Johnson is a 2003 graduate of the Graduate School of Banking at the University of Wisconsin-Madison, and has served on the school’s Banker Advisory Board since 2017 and the 2022-2023 Chairperson.

Ms. Johnson serves on the following Board committees of the Bank: Affordable Housing and Operations & Technology.

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

Ms. Lockett serves on the following Board committees of the Bank: Executive & Governance (Alternate), Human Resources & Compensation, and Operations & Technology (Chairperson).

David J. Loundy has served as Chairman and CEO of Devon Bank headquartered in Chicago, Illinois since 2012. Mr. Loundy also serves as Vice-Chairman of Devon Bank’s holding company (Devon Bancorp, Inc.), Founder and Managing Member of Devon Bank’s investment pool affiliates (Abraham’s River, LLC; and The Acheron Cash Fund, LLC; and their manager, 650 Asset Management LLC) and Chairman of Devon Bank’s “sponsored” public charity, The Loundy Charitable Foundation. Prior to joining Devon Bank in 2003, Mr. Loundy practiced intellectual property and computer law and served as an adjunct professor (LLM. and MBA programs) and law school administrator. He has over 100 publications in his name ranging from columns in trade publications to a law school casebook (Computer Crime, Information Warfare & Economic Espionage). Mr. Loundy is a board member of the Community Bankers Association of Illinois (CBAI), and is a board member of the CBAI’s subsidiary Community BancService Corporation, and he serves on CBAI's Innovation Committee. He has been a board member or endowment board member for a number of community and religious organizations. He is also a frequent writer and speaker internationally on religion-based financing and mortgage financing issues. Mr. Loundy earned a Bachelor of Arts in Telecommunications from Purdue University and a Juris Doctorate from the University of Iowa, both with distinction.

Mr. Loundy serves on the following Board committees of the Bank: Audit and Operations & Technology (Vice Chairperson).

Kevin L. Newell is the founder of the Royal Capital Group and has served as the company’s CEO since 2010. Royal Capital Group is a real estate development firm focused on the creation of economic development and housing in the urban core. As the CEO of Royal Capital Group, Mr. Newell has led the company’s efforts on business development, strategy, and investments. Mr. Newell also serves on the Great Milwaukee Foundation Impact Investment Committee, as a Board member of the Guest House of Milwaukee, and as a Board member of the MLK Economic Development Corporation. Mr. Newell continues to be an active Board member of the Wisconsin Preservation Fund since 2017. He has a BBA and is an MBA graduate of the University of Wisconsin-Whitewater, with an emphasis in Finance and Management, and an ACRE Alum at Marquette University. Mr. Newell served on the Federal Home Loan Bank of Chicago Community Investment Advisory Council from 2019 to 2022. The Board nominated Mr. Newell to serve as a public interest independent director based on his experience representing community interests in housing, as indicated by his background.

Mr. Newell serves on the following Board committees of the Bank: Affordable Housing and Operations & Technology.

Michael G. O’Rourke has served as President and CEO of Signature Bank in Chicago, Illinois since 2006. Mr. O’Rourke has over 30 years of experience in the banking industry, including serving as Executive Vice President of Associated Bank and previous positions at LaSalle Bank N.A. and American National Bank. He is currently a member of the Community Bank Council for the American Bankers Association. Mr. O’Rourke is also the current Chairman of the Board of St. Patrick High School, the Treasurer of the Western Golf Association/Evans Scholar Foundation, a Director of St. Angela School, a Director of the American Ireland Fund, and a Director of the Chicagoland Chamber of Commerce. He served as Director of the Illinois Banker Association from 2009-2015 and served as Director of Navy Pier from 2010-2020. Mr. O’Rourke was previously was a Director of Schawk, Inc. (SGK) and Lancer Insurance. Mr. O'Rourke has a bachelor's degree from Marquette University and a master's degree from Loyola University in Chicago.

Mr. O'Rourke serves on the following Board committees of the Bank: Operations & Technology and Risk Management.

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

Mr. Watts serves on the following Board committees of the Bank: Affordable Housing (Vice Chairperson) and Audit.

Maria E. Wynne is the Chief Executive Officer of Leadership Greater Chicago (LGC), the region’s premiere civic leadership development organization. Since 2014, Ms. Wynne has led the transformation of LGC, representing the organization at the highest levels of business, government, and social services. From 2008 to 2013, she served as Chief Executive Officer for the Girl Scouts of Greater Chicago and Northwest Indiana. Prior to that, she distinguished herself as an innovator and transformational leader at Microsoft and Xerox. Ms. Wynne is a member of the Commercial Club of Chicago, the Economic Club of Chicago, The Chicago Network, and The Chicago Club. She serves as Board President for the Goodman Theatre and Treasurer for P33, which was founded to work collaboratively with Chicago communities to make Chicago an inclusive and top Tier 1 “Tech City” in the United States. She also serves as a Trustee of North Central College, she is an Advisory Board member of Chicago Innovation and co-chairs the Advisory Council for the Civic Consulting Alliance. Ms. Wynne earned her Bachelor of Arts degree at North Central College and a Master of Business Administration from Northern Illinois University. She has

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
continued her executive education at Northwestern University’s Kellogg School of Management, the Harvard Business School, and the Center for Creative Leadership.The Board nominated Ms. Wynne to serve as an independent director based on her knowledge of and experience in financial management, organizational management and project development, as indicated by her background.

Ms. Wynne serves on the following Board committees of the Bank: Human Resources & Compensation and Operations & Technology

Andrea L. Zopp is an accomplished executive, board member, and civic leader. She has served as Managing Partner at Cleveland Avenue in Chicago, Illinois since 2021. At Cleveland Avenue, Ms. Zopp leads the organization’s work investing in and supporting minority and women entrepreneurs and their companies. Ms. Zopp also currently serves as a director of Relativity, a global e-discovery and data management software company and as a director of Intelligent Growth Solutions, a Scotland based manufacturer of vertical farms and related technology. From 2017 to 2020, Ms. Zopp was Chief Executive Officer and President of World Business Chicago, where she led an economic development organization focused on business recruitment, expansion and support and job creation. From 2016-2017, Ms. Zopp served as Deputy Mayor, Neighborhood Development and Community Engagement for the City of Chicago and from 2010-2015, she served as President and CEO of the Chicago Urban League, a 100 year old non-profit that works for economic, educational and social progress for African Americans. She is an experienced business leader and attorney with significant transaction, litigation, and human capital experience serving as a trusted advisor to the CEO and executive teams at three publicly traded companies. Ms. Zopp holds a BA in History of Science from Harvard College and a J.D. from Harvard Law School, and she served on the Harvard Alumni Association Board and the Board of the Chicago Chapter of the Harvard Alumni Association. The Board appointed Ms. Zopp to serve as a public interest independent director based on her experience in representing community interests in credit needs and housing, as indicated by her background.

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

Audit Committee Report

March 8, 2023

The Audit Committee is composed of seven non-executive directors, two of whom are non-member directors, and operates under a written charter adopted by the Board of Directors that was last amended on July 28, 2022. Our Board of Directors determined that all Audit Committee members (Directors Scott, Cahillane, Fazio, Hegenbarth, Watts, Loundy, and Taylor) are “Audit Committee financial experts” for purposes of SEC requirements. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2022 and currently, is not independent as they are officers or directors of member institutions which do business with the Bank, with the exception of Directors Scott and Cahillane, who do not serve as officers or directors of a Bank member. Under Federal Housing Finance Agency (FHFA) regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Director Independence on page 123.

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
•internal controls and reporting processes of the Bank’s Environmental, Social and Governance (ESG) activities and other regulatory reporting;
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

In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to the Bank. For lead and concurring partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of the Bank’s lead audit partner pursuant to this rotation policy involves a meeting between the Chairperson of the Audit Committee and the candidate for the role, as well as discussion by the full Audit Committee and management. Our current lead partner started in 2018 and a new partner will take responsibility in 2023.

Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the appointment of PwC as the Bank's independent registered public accounting firm for 2023.

The Audit Committee annually reviews its written charter and practices, and has determined that its charter and practices are consistent with the applicable FHFA regulations and the provisions of the Sarbanes-Oxley Act of 2002.

Among other matters, the Audit Committee also:

•reviews the scope of and overall plans for the external and internal audit program;
•discusses with management and independent auditor the Bank’s processes for risk assessment and risk management;
•discusses with management and the independent auditor significant matters, including Critical Audit Matters, if any, arising during the audit and other areas of significant judgment or estimation in preparing the financial statements;
•reviews and challenges management and the independent auditor, as necessary, on new or changed accounting policy and policy alternatives;
•reviews and challenges management and the independent auditor, as necessary, on how they have established materiality thresholds for establishing the controls over financial reporting and their audit process;
•discusses with management the use of any non-GAAP measures in the financial statements;
•reviews and approves the Bank’s policy with regard to the hiring of former employees of the independent auditor;
•reviews and approves the Bank’s policy for the pre-approval of audit and permitted non-audit services by the independent auditor;
•receives reports pursuant to the Bank’s policy for the submission and confidential treatment of communications from employees and others about accounting, internal controls and auditing matters;
•reviews with management the scope and effectiveness of the Bank’s disclosure controls and procedures, including for purposes of evaluating the accuracy and fair presentation of the Bank’s financial statements in connection with certifications made by the Bank’s President and Chief Financial Officer; and
•reviews significant legal developments and the Bank’s processes for monitoring compliance with law and Bank policies.

The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of any complaints we receive. The Bank encourages employees and third party individuals and organizations to report concerns about the Bank’s accounting controls, auditing matters or anything else that appears to involve financial or other wrongdoing.

Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PwC, is responsible for performing an independent audit of the Bank's financial statements and of the effectiveness of internal control over financial reporting in accordance with the standards of the PCAOB and, with respect to the financial statements, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. The internal auditors are responsible for preparing

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
an annual audit plan and conducting internal audits under the control of the General Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 10 times during 2022, and has regular executive sessions with both internal and independent auditors.

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

Based on the reviews and discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2022, for filing with the Securities and Exchange Commission.

As of the date of filing for this Annual Report on Form 10-K, the members of the Audit Committee are:

Lois A. Scott, Chairperson
Joseph Fazio III, Vice Chairperson
Mary J. Cahillane
James H. Hegenbarth
David J. Loundy
Daniel G. Watts
Ty R. Taylor
James T. Ashworth, (ex officio)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 28, 2023:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Michael A. Ericson	51	President and Chief Executive Officer	2005
Christian Claffy	45	Executive Vice President, Group Head, Member Support and Strategy	2010
Kim Cullotta	53	Executive Vice President, Group Head, People, Culture, and Communications	2011
Virxhini Gjonzeneli	41	Executive Vice President and Chief Financial Officer	2003
Thomas H.W. Harper [a]	57	Executive Vice President, General Auditor	2005
Carolyn Jaw	40	Executive Vice President, Group Head, Sales, Strategy, and Solutions	2004
Michelle Jonson	49	Executive Vice President and Chief Risk Officer	2000
Samuel J. Nicita	62	Executive Vice President and Chief Information Officer	2008
John Stocchetti	66	Executive Vice President, Group Head, Mortgage Partnership Finance Program	2006
Cedric D. Thurman	58	Executive Vice President, Group Head, Community Investments and Diversity and Inclusion	2018
Laura M. Turnquest	58	Executive Vice President, General Counsel and Corporate Secretary	2004
a    Although Mr. Harper is a non-voting member of the Bank's Executive Team, he is not considered an "executive officer" as defined in Rule 3b-7 of the Securities Exchange Act of 1934 because he is not in charge of a principal business unit, division or function, nor does he perform a similar policy making function.

Michael A. Ericson became President and Chief Executive Officer of the Bank on January 1, 2021. Prior to that, Mr. Ericson held the following positions at the Bank: Executive Vice President and Chief Operating Officer during 2020, Executive Vice President and Group Head, Members and Markets from 2014 to 2020, Executive Vice President and Chief Risk Officer from December 2008 to 2014, Senior Vice President and Chief Risk Officer from July 2008 to December 2008, and Senior Vice President of Accounting Policy and SEC Reporting from January 2005 to July 2008. Prior to joining the Bank, Mr. Ericson was Vice President, Accounting Policy at Bank One before the merger with JPMorgan Chase and became Global Treasury Controller at JPMorgan Chase subsequent to the merger from 2003 to 2004. Mr. Ericson was Senior Manager with PricewaterhouseCoopers LLP in the Financial Services Group from 1994 to 2003. Mr. Ericson currently serves on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions and the FHLBs’ Office of Finance, and as Chairperson of the Resolution Funding Corporation Directorate.

Christian Claffy became Executive Vice President and Group Head, Member Support and Strategy on January 1, 2023. Prior to that, Mr. Claffy was Senior Vice President, Process Optimization from 2021 to 2022, leading the Bank’s Process Optimization team, which includes aspects of project management, risk, compliance and security, in addition to driving operational excellence efforts throughout the Bank. From 2016 to 2020, Mr. Claffy was Senior Vice President, Member Product Support where he had oversight of Member, Collateral, and Investment Operations. Prior to joining the Bank in 2010, Mr. Claffy worked in multiple positions within the banking and mortgage industries. Mr. Claffy received his MBA from the University of Notre Dame and a dual undergraduate degree in Economics and Math from Illinois State University.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Virxhini Gjonzeneli became Chief Financial Officer and Group Head, Financial Accounting and Markets on January 1, 2023. She became an Executive Vice President of the Bank in January 2021, and was Group Head of Member Support and Strategy from 2017 to 2022. Prior to that, Ms. Gjonzeneli was Senior Vice President, Director of Enterprise Risk Management starting in 2015. Ms. Gjonzeneli joined the Bank in 2003, and from 2007 to 2015 held positions of increasing levels of responsibilities within the Bank’s Credit group, including Assistant Vice President, Senior Markets Credit Analyst and Vice President, Manager of Markets Credit Analysis. Ms. Gjonzeneli received her MBA from the University of Chicago Booth School of Business and her undergraduate degree from Northwestern University. She received her CFA charter designation in 2008.

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

Carolyn Jaw joined the Bank’s Executive Team in January 2020, and became Senior Vice President and Group Head, Sales, Strategy, and Solutions. She became Executive Vice President in January 2021. From 2015 to 2019, Ms. Jaw was Senior Vice President and Managing Director, Institutional Sales, and most recently had responsibility over institutional sales, marketing, and events. Ms. Jaw has worked in various groups at the Bank since 2004, including the sales, capital markets, and mortgage groups. Previously, Ms. Jaw worked at Hillenbrand Capital Partners, a structured products investment fund, where she focused on pricing, funding, and hedging the residential and commercial mortgage loan and securities portfolios. Ms. Jaw serves on the board of The People’s Music School, the largest completely free music school serving Chicago metropolitan area children and is a Northwestern University Affinity Leaders and Learners (ALL) Mentor. Ms. Jaw holds a Bachelor of Arts degree in Economics and International Studies from Northwestern University, a Master of Business Administration degree with concentrations in Finance, Economics, Accounting, and Entrepreneurship from the University of Chicago, Booth School of Business, and is a graduate of the Harvard Business School Executive Education General Management Program.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Cedric D. Thurman joined the Bank in the newly created position of Senior Vice President & Chief Diversity Officer in September 2018. Since January 2020, Mr. Thurman serves as Senior Vice President and Group Head, Community Investments and Diversity, Equity and Inclusion. He became Executive Vice President in January 2021. In his role as Chief Diversity Officer, Mr. Thurman is responsible for shaping the Bank’s culture to provide opportunities for all employees and help the Bank be a catalyst for change for its member institutions and the communities they serve. In his role leading Community Investments, Mr. Thurman is responsible for oversight of the Bank’s products, programs and awards to support its member institutions’ affordable housing and community lending initiatives. From 2014 to 2017, Mr. Thurman served as U.S. Head of Inclusion at BMO Harris Bank. In this role, Mr. Thurman was responsible for the diversity and inclusion strategy for the U.S. while overseeing BMO’s Enterprise Resource Groups in the U.S. and Canada, as well as compliance related activities. Mr. Thurman began his career at BMO Harris, spending nearly 10 years in a variety of roles from International Trade Finance, Community Development Lending, and Branch Management and Development from 1987 to1996. Prior to re-joining BMO Harris, Mr. Thurman spent 14 years at JLL in office and retail brokerage capacities, as well as leading HR strategy for the Americas region. He also served as JLL’s first Chief Diversity Officer. Mr. Thurman is very active in Chicago’s civic community. He currently serves on the Governing Board of UCAN; Central Division Board member for Junior Achievement of Chicago; University of Illinois Gies College of Business Dean’s Business Council; Board of Directors, University of Illinois Alumni Association; member of the President’s Council for the Museum of Science and Industry; and Commissioner, Illinois Attorney Registration and Disciplinary Commission of the Supreme Court of Illinois. Mr. Thurman holds an MBA in Management Strategy and Marketing from the Kellogg School of Management of Northwestern University and a BS in Finance from the University of Illinois, Urbana-Champaign.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2022 named executive officers (NEOs): Michael A. Ericson, President and CEO; Roger D. Lundstrom, Executive Vice President & Chief Financial Officer during 2022; Michelle Jonson, Executive Vice President & Chief Risk Officer; John Stocchetti, Executive Vice President & Group Head, Mortgage Partnership Finance Program; and Laura M. Turnquest, Executive Vice President, General Counsel & Corporate Secretary.

In anticipation of his retirement from the Bank in 2023, Mr. Lundstrom stepped down as Chief Financial Officer on December 31, 2022, and remained in a senior advisory role to assist in the transition until he retired on February 28, 2023. The Board of Directors named Virxhini Gjonzeneli as the Bank's Executive Vice President and Chief Financial Officer, effective January 1, 2023.

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

The goal of our compensation program is to set compensation at a level which allows us to attract, motivate, and retain talented executives who can enhance our business performance and help us fulfill our mission. Our compensation program is designed to:

•Reward individual performance and attainment of Bank-wide goals and business strategies on both a short-term and long-term basis;

•Fulfil our mission of providing funding to members and support for their community investment -related activities;

•Appropriately and effectively manage risks, including financial, operational, market, credit, legal, regulatory, and other risks; and

•Grow and continuously strengthen our executive leadership.

Our current compensation program is comprised of base salary, short-term incentive compensation, long-term incentive compensation, retirement, severance, and other benefits which reflect total compensation that is consistent with individual performance, business results, job responsibility levels and the competitive market. Because we are a cooperative and our capital stock generally may be held only by members, we are unable to provide compensation to executives in the form of stock or other equity-based compensation, which is typical in the financial services industry.

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

The HR&C Committee has established a risk review framework in connection with its review and approval of incentive compensation plan requirements and goals, risks, and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to our Operations and Technology Committee and the Risk Management Committee of the Board of Directors evaluating certain risk principles against the requirements and goals, risks, and payouts associated with our short-term, deferred and long-term incentive compensation plans, and evaluating whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Bank. The HR&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for 2022 and 2023 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the HR&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the HR&C Committee reviews comparable market compensation information. We participated in the 2021 Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted by Kathy Reimer Compensation Consulting, outlines executive and non-executive compensation information for various positions across all 11 FHLBs.

We also engaged McLagan, part of Aon plc, a compensation consultant, to conduct the 2021 Executive Compensation Benchmarking survey, a broad-based compensation survey that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards, and total compensation. The survey compared executive officer compensation against three peer groups: (1) commercial banks (excluding certain large investment banks), (2) other FHLBs, and (3) named executive officers from publicly traded financial institutions with $10 billion to $20 billion in assets. McLagan reviewed the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviews the surveys with our HR&C Committee.

The information obtained from the 2021 Federal Home Loan Bank System Key Position Survey and the 2021 McLagan Executive Compensation Benchmarking survey (together, Compensation Surveys) was considered by the Board of Directors, the HR&C Committee, and our President and CEO, as appropriate, when making compensation decisions for 2022.

Elements of Our Compensation Program

On an annual basis, the HR&C Committee reviews the components of our NEO compensation: salary, short- and long-term/deferred incentive compensation, matching bank contributions, severance benefits, and projected payments under our retirement plans.

Base salary is included in our NEO compensation package because the HR&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. We generally do not provide perquisites to our executives as part of our compensation program, and during 2022 none of our executives received perquisites in excess of $10,000 in annual value, except our President and CEO (as further described in the Summary Compensation Table).

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

The Employment Agreement provides for an initial base salary of $850,000 effective January 1, 2021. The HR&C Committee reviews Mr. Ericson's performance annually and following its review for the 2021 calendar year, the HR&C Committee recommended that the Board increase Mr. Ericson's base salary to $900,000 effective January 1, 2022, after considering his performance and accomplishments during 2021 and the overall competitive market data from the Compensation Surveys, which brings Mr. Ericson's base salary to the 20th percentile of the base salaries paid to other FHLB presidents.

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

For a description of Mr. Ericson’s post-termination compensation payable under the Employment Agreement, see Severance Arrangements on page 108.

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

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the HR&C Committee; it set Mr. Ericson’s base salary at $900,000 as described above.
On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the HR&C Committee. In setting base salaries for 2022, Mr. Ericson and the HR&C Committee generally considered competitive market data from the Compensation Surveys and individual performance, including the attainment of personal goals. The HR&C Committee and Mr. Ericson determined that the compensation guideline for base salaries for NEOs (other than the President and CEO) should generally target the 75th percentile of the base salaries paid to senior executives serving in similar positions at the other FHLBs. Due to the complex nature and operations and geographic market of the Bank relative to the other FHLBs and the importance of retaining key members of the executive management team, and the tenure of our NEOs, salaries for certain NEOs may be targeted above the 75th percentile.

Mr. Lundstrom received a 3% increase in base salary for 2022 from $491,310 to $506,049 which brings his base salary to slightly above the 85th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects his individual performance, tenure and experience. Ms. Jonson received a 3% increase in base salary for 2022 from $446,505 to $459,900, which brings her base salary to the 80th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects her individual performance, tenure, and experience. Mr. Stocchetti received a 3% increase in base salary for 2022 from $641,690 to $660,941, which maintains his base salary above the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his job compared to those serving in similar positions at the other FHLBs, his individual performance, and tenure. Ms. Turnquest received a 3.5% increase in base salary for 2022 from $438,780 to $454,137, which maintains her base salary at the 90th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects her individual performance, tenure, and experience. The new base salaries for these NEOs became effective February 1, 2022.

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

The Incentive Plan establishes two performance periods. Incentive Plan participants may earn an annual award following a one-year performance period (an Annual Award) and may receive a deferred award following a three-year deferral period (a Deferred Award). For each performance period, the Board will present an opportunity to Incentive Plan participants to earn a total award (an Incentive Award), which is composed of the Annual Award and the Deferred Award, equal to a percentage of each Incentive Plan participant’s annual base salary at the end of the performance period for the Annual Award. After the end of a performance period, the Board will determine the total Incentive Award of the President and CEO, and the HR&C Committee will determine the total Incentive Award of each other Incentive Plan participant, based on the achievement of the Performance Requirements at a "minimum", "target", or "maximum" level. As approved by the Board (for the President and CEO) and HR&C Committee (for the other NEOs) for the 2022 - 2025 performance period, the Incentive Award may range from 40% to 80% of base salary for NEOs other than the President and CEO and from 60% to 100% of base salary for the President and CEO. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results. The Annual Award will be equal to 50% of the Incentive Award and the Deferred Award will be equal to 50% of the Incentive Award (subject to adjustment based upon achievement of certain Performance Requirements) and will be deferred during the three-year deferral period. The HR&C Committee (or the Board in the case of the President and CEO) may in its discretion increase the Incentive Award of an individual Incentive Plan participant to account for such participant’s performance that is not captured in the Performance Requirements applicable to such individual.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The Performance Requirements for the 2022 Annual Awards and applicable weighting for each requirement are as follows:

	Performance Requirements	Weighting for NEOs other than CRO	Weighting for Chief Risk Officer (CRO)
A	Adjusted annual GAAP net income as compared to the Bank’s operating plan at 12/31/2022. Adjusted net income means annual GAAP net income adjusted by: 1) subtracting total 2022 advance prepayment fees net of related hedge costs adjusted only to exclude net amounts that would have occurred after 2022 had there been no prepayment; 2) subtracting total 2022 prepayment fees on DUS bonds net of related hedge costs and net of interest planned in 2022; 3) subtracting product of (a) monthly change in average three-month SOFR from the Bank’s operating plan average and (b) average plan total capital; 4) removal of hedge ineffectiveness; and 5) adjusting for any other material, unusual events or significant uses of current income for members outside of the plan.	12.50%	10.00%
B	Selected Bank operating expenses compared to amounts budgeted. (Excluded expenses include amortization/depreciation, Community Investment voluntary programs, and MPF master servicing/custody and external quality control expenses.)	12.50%	12.50%
C	Annual economic performance of the MPF Provider using the economic method for amortizing fee income compared to the 2022 Bank MPF Provider forecasted economic performance. For purposes of this measure, the expense calculation for all incentive payments will be capped at target for both the goal and actual performance.	5.00%	5.00%
D	As of 12/31/22, the year to date average advances outstanding to all members (including housing associates and excluding former members with advances still outstanding).	15.00%	10.00%
E	As of 12/31/22, the year to date average advances outstanding to all members and housing associates under the Community Financial Institution asset threshold (below $1.239 billion in total assets).	5.00%	5.00%
F	As of 12/31/22, the change in the unpaid principal balance of MPF Traditional products on the balance sheet compared to 12/31/21.	5.00%	5.00%
G	The number of products used by members in 2022. This is calculated by dividing the number of product classes used by members, by the number of members. "Members" are members as of December 31, 2022. The four product classes are: Advances (including Community Investment Cash Advance (CICA) advances), Letters of Credit, MPF (any product), and Community Investment (AHP, DPP, other grants).	5.00%	5.00%
H	The implementation of a new version of a key Bank system, including readiness for the transition and approval by Bank governance for implementation.	7.50%	10.00%
I	Bank systems and processes are operationally ready to support a new MPF product and such product has been approved by Bank governance for implementation.	7.50%	10.00%
J	Interview a diverse slate of qualified candidates for a percentage of externally posted open positions or hire a diverse candidate.	7.50%	8.75%
K	The percentage of employees who successfully complete a defined number of core courses designed to enable employees to enhance their skill sets.	7.50%	8.75%
L	Employee participation in Diversity, Equity, and Inclusion training relating to ally-ship.	10.00%	10.00%

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The minimum, target and maximum achievement levels for each Performance Requirement for the 2022 Annual Awards (which awards are reflected in the Summary Compensation Table) along with 2022 results and the actual weighted achievement (as a percentage of base salary) are set forth in the following table:

					Actual Weighted Incentive Award as % of Salary for
Requirement	Minimum	Target	Maximum	2022 Results	President [a]	Chief Risk Officer [b]	All Other NEOs [b]
A	$(24.9) million	$0	$15.4 million	$82.7 million	12.50%	8.00%	10.00%
B	0.50%	-0.75%	-1.50%	-7.94%	12.50%	10.00%	10.00%
C	$(1.6) million	$0	$2.1 million	$0.60 million	4.29%	3.29%	3.29%
D	$32.2 billion	$41.6 billion	$45.1 billion	$50.4 billion	15.00%	8.00%	12.00%
E	$4.7 billion	$6.4 billion	$7.1 billion	$7.17 billion	5.00%	4.00%	4.00%
F	$250 million	$750 million	$1 billion	$339.3 million	3.18%	2.18%	2.18%
G	1.54	1.59	1.67	1.74	5.00%	4.00%	4.00%
H	11/30/22 operational readiness, with implementation in Q1 2023	9/30/22 implementation	7/31/22 implementation	7/31/22 implementation	7.50%	8.00%	6.00%
I	12/31/2022	10/31/2022	8/31/2022	Did not meet minimum requirements	—%	—%	—%
J	75% of externally posted positions	85% of externally posted positions	90% of externally posted positions	90% of externally posted positions	7.50%	7.00%	6.00%
K	60% of eligible employees	70% of eligible employees	80% of eligible employees	89% of eligible employees	7.50%	7.00%	6.00%
L	50% of total employees completed 1st training	60% of total employees who completed 1st training completed 2nd training	75% of total employees who completed 1st training completed 2nd training	92% of total employees who completed 1st training completed 2nd training	10.00%	8.00%	8.00%
Total Actual Incentive Award as a % of Salary [c]					89.96% [d]	69.46%	71.46%

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
c    50% of the Incentive Award achieved is the Annual Award, which is payable at the end of 2022, and 50% of the Incentive Award is the Deferred Award, which is payable at the end of the 2023-2025 deferral period.
d    The Board began with an award opportunity of 89.96% for Mr. Ericson. After considering Mr. Ericson's individual performance, the Board increased the Incentive Award to 94.44% of his base salary.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Performance Requirements for Deferred Awards

2020-2022 Deferred Award (Earned for 2022)

The performance results and weighted achievement for the 2020-2022 Deferred Award (as a percentage of the initial deferred portion of the Incentive Award achieved for the 2019-2022 performance period) are set forth in the following table. This Deferred Award was earned in 2022 and is reflected in the Summary Compensation Table.

2020-2022 Performance Requirement Results	Actual Weighted Deferred Award as % of Deferred Award [a]
Ratio of the market value of equity to par value of the Bank’s capital stock as of 12/31/22 is 251%.	41.67%
Maintained the three minimum regulatory capital ratios at each month end through 12/31/22.	41.67%
Maintained positive quarterly net income during 2020, 2021, and 2022.	41.66%
Deferred Award as a % of the Initial Deferred Portion of the Incentive Award Achieved for the 2019-2022 Performance Period [b]	125.00%
a    The percentages shown above represent the actual achievement, which equates to an opportunity percentage ranging from 75% to 125% of the initial deferred portion of the Incentive Award achieved for the 2019-2022 performance period (which includes interpolated amounts where performance fell between the achievement levels), multiplied by the applicable weighting for each requirement. All conditions for payment of the 2020-2022 Deferred Award were satisfied and the maximum levels were achieved for each Performance Requirement.
b    The 2020-2022 Deferred Award is part of the Incentive Award achieved for the 2019-2022 performance period. 50% of the Incentive Award achieved is the Annual Award, which was earned in 2019, 50% of the Incentive Award achieved is the Deferred Award, which is payable following the end of 2022, and reflected in the Summary Compensation Table.

2023-2025 Deferred Award (Part of 2022 Incentive Award)

The minimum, target, and maximum achievement levels for each Performance Requirement for the Deferred Award for the 2023-2025 deferral period, along with the applicable weightings for each requirement are set forth in the following table:

	Performance Requirements	Weighting for all NEOs [a]	Minimum	Target	Maximum
A	Ratio of the market value of equity to par value of outstanding capital stock as of 12/31/25.	33.34%	>100%	>105%	>150%
B	Maintain the three minimum regulatory capital ratios at each month end through 12/31/25.	33.33%	At least 104 capital requirements	At least 106 capital requirements	All 108 capital requirements
C	Maintain positive quarterly net income during 2023, 2024 and 2025.	33.33%	In 10 of 12 quarters	In 11 of 12 quarters	In all 12 quarters

a    If the composite Safety and Soundness exam rating remains the same as the level at 12/31/21 or improves during 2023, 2024, or 2025, the Deferred Award paid will be at 100% of applicable weighting for each Performance Requirement above. If the composite Safety and Soundness exam rating declines during any of 2023, 2024, or 2025 from the level at 12/31/21 then the calculation based on actual achievement of the Performance Requirements for the Deferred Awards will reflect a reduction of 33% in the weightings of each Performance Requirement above.

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

Award payout, or (c) such Incentive Plan participant fails to comply with regulatory requirements or standards, internal control standards, the standards of his or her profession, any internal Bank standard, or fails to perform responsibilities assigned to such Incentive Plan participant under the Bank’s strategic business plan. The amount of the Deferred Award may increase or decrease based on the level of achievement of the Performance Requirements during the deferral period. For the 2022 - 2025 performance period, the amount of the Deferred Award as approved by the Board for each participant can range from 75% to 125% of the initial deferred portion of the Incentive Award as determined at the end of the initial performance period. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

If Mr. Ericson’s employment with the Bank is terminated by resignation other than for Good Reason (as described in the Employment Agreement), Mr. Ericson will be entitled to the payments in items (1) through (3) above. If Mr. Ericson’s employment with the Bank is terminated by the Board for Cause (as defined in the Employment Agreement), Mr. Ericson will be entitled only to the amounts in items (1) and (2) above. If Mr. Ericson’s employment with the Bank is terminated: (a) by reason of death or disability (as defined in the Employment Agreement), (b) by the Bank other than for Cause, (c) by Mr. Ericson by resignation for Good Reason, or (d) by the Bank by non-renewal of the Employment Agreement, Mr. Ericson will be entitled to the payments in items (1) through (3) above, as well as salary continuation (at the base salary in effect at the time of termination) for a period of one year, and continued participation in the Bank’s employee health care benefit plans for Mr. Ericson and his spouse, in accordance with the terms of the Bank’s severance plan that would be applicable if Mr. Ericson’s employment had been terminated pursuant to such plan (provided, however, the Bank shall continue paying the employer’s portion of Mr. Ericson’s medical and/or dental insurance premiums, if Mr. Ericson had been participating in either or both programs for one year prior to termination).

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

We participate in the Pension Plan, a multiple employer, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's consecutive five-year average highest earnings, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2022, the limitation on annual earnings was $305,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $245,000 in 2022.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Savings Plan Benefits

The Federal Home Loan Bank of Chicago 401(k) Plan (the Savings Plan) is a tax-qualified, defined contribution savings plan that we established effective January 15, 2020. Prior to January 15, 2020, our eligible employees had the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC Plan), a tax-qualified multiemployer defined contribution savings plan. For our active and eligible employees, the Savings Plan replaced the Pentegra DC Plan on and after January 15, 2020. Under the Savings Plan, employees, including our NEOs, may contribute up to 50% of regular earnings on a before-tax basis to a 401(k) account or on an after-tax basis to a Roth Elective Deferral Account or a regular account. In addition, for employees who have completed one year of service, the Bank matches a portion of the employee's contribution to the Savings Plan (50% for employees with three years of service or less, 75% for employees with more than three years of service but less than five years of service, and 100% for employees with five or more years of service). For 2022, our matching contribution was limited to $18,300 for each employee.

The Bank's matching contributions to the Savings Plan vest incrementally based on years of employment, with 100% vesting after six years of employment. Pursuant to IRS rules, and effective for 2022, the Savings Plan limits the annual additions that can be made to a participating employee's account to $61,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution by an employee to a 401(k) account is $20,500 per year. In addition, no more than $305,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over are eligible to make catch-up contributions of up to $6,500 per year. Generally, Savings Plan distributions can only be made at termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may also take one loan each year from the vested portion of the Regular, Roth Elective Deferral and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

Benefit Equalization Plan

We also provide supplemental retirement and savings plan benefits under our Benefit Equalization Plan, a nonqualified unfunded plan that preserves the level of benefits which were intended to be provided under our Pension Plan and Savings Plan in light of legislation limiting benefits under these tax qualified plans. The Benefit Equalization Plan was established in 1994. On December 19, 2008, our Board of Directors approved a new plan, the Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, that replaces the former plan. The new plan includes updated provisions related to compliance with Section 409A of the Internal Revenue Code of 1986, as amended, but the basic benefits under the plan remain unchanged.

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

The Benefit Equalization Plan also allows employees to make additional salary reduction contributions up to the maximum percentages allowed under the Savings Plan and to receive matching contributions up to the maximum percentages under the Savings Plan, in each case without giving effect to laws limiting annual additions. Salary reduction contributions and earnings under the Benefit Equalization Plan are treated as deferred income. Effective January 1, 2014, Savings Plan related contributions and earnings in the Benefit Equalization Plan earn interest at the 20 quarter (five year) moving average of the five year Federal Home Loan Bank consolidated obligation bond rate. Generally, a participant's Savings Plan benefit under the Benefit Equalization Plan is payable in lump sum as soon as reasonably practicable after his or her termination of employment with the Bank. While employed at the Bank, a participant may, in the event of an unforeseeable emergency, request withdrawal

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

from his or her Savings Plan account, and such request shall be made in a time and manner determined by the HR&C Committee.

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

The HR&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11 - Executive Compensation. In reliance on such review and discussions, the HR&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The HR&C Committee:

Michelle L. Gross, Chairperson
James H. Hegenbarth, Vice Chairperson
Phyllis Lockett
John K. Reinke
Maria E. Wynne
Andrea L. Zopp
James T. Ashworth, ex officio

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Compensation Tables

Summary Compensation Table

The following table sets forth summary compensation information for our NEOs for 2022.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation		Change in Pension Value		All Other Compensation [c]	Total
			Annual Award	Deferred Award [a]
Michael A. Ericson [d]	2022	$900,000	$425,000	$275,908	$—	[b]	$33,639	$1,634,547
President and Chief Executive Officer	2021	850,000	425,000	256,250	591,000		17,956	2,140,206
	2020	592,554	218,368	248,630	1,294,000		18,589	2,372,141

Roger D. Lundstrom [e]	2022	504,821	180,822	235,519	—	[b]	18,826	939,988
Executive Vice President and Chief Financial Officer	2021	491,310	177,785	210,008	757,000		17,893	1,653,996
	2020	490,118	174,990	205,390	2,286,000		18,593	3,175,091

John Stocchetti	2022	660,412	236,168	338,367	—	[b]	15,992	1,250,939
Executive Vice President and Group Head, Mortgage Partnership Finance Program	2021	641,690	241,324	312,500	700,000		15,211	1,910,725
	2020	640,133	237,225	272,600	1,131,000		15,961	2,296,919

Laura M. Turnquest	2022	452,858	162,272	210,338	—	[b]	18,710	844,178
Executive Vice President, General Counsel and Corporate Secretary	2021	438,780	158,758	212,500	435,000		17,716	1,262,754
	2020	437,715	157,617	206,741	1,031,000		18,416	1,851,489

Michelle Jonson [f]	2022	459,864	159,733	212,686	—	[b]	18,771	851,054
Executive Vice President and Chief Risk Officer	2021	446,505	161,523	189,604	198,000		17,840	1,013,472
	2020	445,421	159,709	184,635	1,122,000		18,540	1,930,305
a    All amounts earned for all NEOs reflect the Deferred Award under the Incentive Plan.
b    During 2022, total pension value for Mr. Ericson, Mr. Lundstrom, Mr. Stocchetti, Ms. Turnquest, and Ms. Jonson decreased by $977,000; $1,552,000; $549,000; $589,000, and $1,126,000, respectively. In accordance with SEC rules, these negative amounts are not included in this table.
c    For all NEOs other than Mr. Ericson, amounts reported for all other compensation include Bank contributions to employee 401(k) and BEP plans and life insurance premiums paid by the Bank with respect to life insurance for the benefit of each NEO. For Mr. Ericson, amounts reported for all other compensation include: Bank contributions to employee 401(k) and BEP plans; life insurance premiums paid by the Bank; reimbursement for office parking and spousal attendance at certain business functions; an airline club membership; and, a one-time individual financial/tax counseling fee relating to Mr. Ericson's employment agreement.
d    The Board of Directors named Mr. Ericson President and Chief Executive Officer of the Bank, effective January 1, 2021.
e    In anticipation of his retirement from the Bank in 2023, Mr. Lundstrom stepped down as Chief Financial Officer on December 31, 2022 and remained in a senior advisory role to assist in the transition until he retired from the Bank on February 28, 2023.
f    Ms. Jonson was not an NEO for year-end 2020; however, her 2020 information was provided in accordance with SEC guidance.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Narrative to Summary Compensation Table

Compensation under the heading Annual Award in the Summary Compensation Table is comprised of the Annual Awards under the Incentive Plan. Compensation under the heading Deferred Awards in the Summary Compensation table is comprised of Deferred Awards under the Incentive Plan.

President and Executive Team Incentive Compensation Plan

Annual Awards for 2022 to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan on page 104.

Name	Base Salary	Actual Annual Award as a % of Salary [a]	Actual Annual Award
Michael A. Ericson	$900,000	47.22%	$425,000
Roger D. Lundstrom	506,049	35.73%	180,822
John Stocchetti	660,941	35.73%	236,168
Laura M. Turnquest	454,137	35.73%	162,273
Michelle Jonson	459,900	34.73%	159,733
a    50% of the Incentive Award achieved as a percentage of base salary is the Annual Award for 2022.

Deferred Awards for the 2020-2022 performance period to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan on page 104.

Name	Deferred Award [a]	Actual Award Percentage [b]	Actual Deferred Award
Michael A. Ericson	$220,726	125%	$275,908
Roger D. Lundstrom	188,415	125%	235,519
John Stocchetti	270,694	125%	338,367
Laura M. Turnquest	168,270	125%	210,338
Michelle Jonson	170,149	125%	212,686
a    Represents the initial deferred portion of the Incentive Award achieved for the 2020-2022 performance period.
b    Represents the earned percentage of the initial deferred portion of the Incentive Award achieved for the 2019-2022 performance period.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Grants of Plan-Based Awards

The following table describes the potential NEO awards under the Incentive Plan for the performance period covering January 1, 2022, through December 31, 2025. See President and Executive Team Incentive Compensation Plan starting on page 104 for a description of the performance criteria under this plan.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Incentive Plan [a]	Minimum	Target	Maximum
Michael A. Ericson	Annual	$270,000	$360,000	$450,000
	Deferred	318,750	425,000	531,250
Roger D. Lundstrom	Annual	101,210	151,815	202,420
	Deferred	135,616	180,822	226,027
John Stocchetti	Annual	132,188	198,282	264,376
	Deferred	177,126	236,168	295,209
Laura M. Turnquest	Annual	90,827	136,241	181,655
	Deferred	121,704	162,273	202,841
Michelle Jonson	Annual	91,980	137,970	183,960
	Deferred	119,799	159,733	199,666
a    Annual: Annual Award under the Incentive Plan. The amounts shown are based on the potential awards for each NEO for 2022. Annual awards granted in 2022 were earned in the same year; for such amounts actually earned, please see the Summary Compensation Table. Deferred: Deferred Award under the Incentive Plan. The amounts shown reflect the actual Deferred Awards granted for 2023-2025 based on actual performance for 2022. The Deferred Awards remain subject to adjustment based upon achievement of certain Performance Requirements during the 2023-2025 deferral period and may be reduced to zero if actual achievement is below the minimum achievement level for those Performance Requirements.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Ericson	Pension	17.42	$765,000	$—
	BEP	17.42	2,440,000	—
Roger D. Lundstrom [a]	Pension	38.33	2,880,000	—
	BEP	38.33	6,188,000	—
John Stocchetti	Pension	15.75	1,316,000	—
	BEP	15.75	4,088,000	—
Laura M. Turnquest	Pension	17.75	1,129,000	—
	BEP	17.75	2,073,000	—
Michelle Jonson	Pension	19.75	826,000	—
	BEP	19.75	1,518,000	—
a Mr. Lundstrom retired effective February 28, 2023 and is entitled to his benefits under the Pension Plan and the Pension Plan component of the BEP.

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 108. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

The participant's accumulated benefit is calculated as of December 31, 2022 and 2021. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. The present value is calculated using the accumulated benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

December 31, 2021, 55% of the Pension Plan benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2021) and 45% of the Pension Plan benefit is valued using the IRS Applicable mortality table for lump sums projected to 2021. As of December 31, 2022, 55% of the Pension Plan benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2021) and 45% of the Pension Plan benefit is valued using the IRS Applicable mortality table for lump sums projected to 2022. The interest rates used are 2.83% as of December 31, 2021 and 5.02% as of December 31, 2022.

The present value amount discounted back to reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2022 accumulated benefit and the present value of the December 31, 2021 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the BEP, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the BEP are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the BEP. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. The present value is calculated by multiplying the benefits accumulated at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2021, the BEP benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2021). As of December 31, 2022, the BEP benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2021). The interest rates used are 2.30% as of December 31, 2021 (participants who elected a lump sum as their form of benefit from the BEP have their lump sum amounts at age 65 valued at 2.83%, then discounted back to current age at 2.30%) and 4.85% as of December 31, 2022 (participants who elected a lump sum as their form of benefit from the BEP have their lump sum amounts at age 65 valued at 5.02%, then discounted back to current age at 4.85%).

The difference between the present value of the December 31, 2022 accumulated benefit and the present value of the December 31, 2021 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the BEP is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our BEP being a single employer plan.

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY [b]	Registrant Contributions in Last FY [c]	Aggregate Earnings in Last FY [d]	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE [e]
Michael A. Ericson	BEP	$36,000	$—	$3,161	$—	$210,404
Roger D. Lundstrom [f]	BEP	60,726	10,937	21,303	—	1,285,329
John Stocchetti	BEP	5,967	—	27,300	—	1,597,009
Laura M. Turnquest	BEP	172	—	130	—	7,737
Michelle Jonson	BEP	25,379	5,720	5,781	—	358,979

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
d    Not included in 2022 compensation as rate paid was not above a market rate.
e    The aggregate balance at December 31, 2022, as reported above, includes amounts that are either currently reported or were previously reported as compensation in the Summary Compensation Table for 2022 and prior years for the NEOs to the extent they were NEOs in such years, except the aggregate earnings on deferred compensation to the extent such compensation was not above market rate.
f     Mr. Lundstrom retired effective February 28, 2023 and is entitled to his benefits under the Savings Plan component of the BEP.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Potential Payments Upon Termination Table

Name	Severance	President and Executive Team Incentive Plan	Health Care	Total
Michael A. Ericson	$900,000	$1,769,276	$29,190	$2,698,466
Roger D. Lundstrom	1,012,098	949,938	29,190	1,991,226
John Stocchetti	813,466	1,289,253	24,902	2,127,621
Laura M. Turnquest	628,805	851,257	29,190	1,509,252
Michelle Jonson	566,031	853,384	—	1,419,415

The table above and the narrative below outline payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2022. Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the potential termination events discussed, the actual amounts paid or distributed may be different.

For Mr. Ericson, the table above outlines termination under the following conditions in accordance with his Employment Agreement: by reason of death or disability, or by the Bank other than for Cause, or by resignation for good reason, or by non-renewal of the Employment Agreement by the Bank (each as defined in the Employment Agreement). For purposes of calculating the benefits outlined in the table above, we have also assumed that Mr. Ericson would continue to receive Bank-subsidized health care coverage. For Mr. Ericson, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the earned 2022 Annual Award and the Deferred Awards for the following performance periods: 2020-2022 (as earned); 2021-2023 (assuming target performance); 2022-2024 (assuming target performance); and 2023-2025 (assuming target performance).

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

For the other NEOs, the table above outlines termination under the following conditions in accordance with the Employee Severance Plan: without cause or as a result of constructive discharge (each as defined in the Employee Severance Plan). In addition, we assumed termination was not for cause as defined in the Incentive Plan, that their severance payments do not exceed the limits set forth in the Employee Severance Plan, and that they continue to receive Bank-subsidized health care coverage if the NEO was enrolled in the Bank’s health care benefit plan during 2022. For the other NEOs, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the 2022 Annual Award (as earned) and the Deferred Awards for the following performance periods: 2020-2022 (as earned); 2021-2023 (assuming target performance); 2022-2024 (assuming target performance); and 2023-2025 assuming target performance).

Additionally, under the Incentive Plan, assuming termination at December 31, 2022, the same awards as set forth under the “President and Executive Team Incentive Plan” column in the table above would be available to the NEOs (excluding Mr. Ericson, whose Employment Agreement outlines all possible termination scenarios) in the event they terminate employment for any reason, including as set forth in the immediately following sentence. Under the Incentive Plan, the 2022 Annual Award and the 2020-2022, 2021-2023, 2022-2024, and 2023-2025 Deferred Awards as reflected in the table above will also be available to these NEOs in the event they die, become disabled, retire, terminate employment for good reason, or a change of control occurs (as such terms are defined in the Incentive Plan) at December 31, 2022, assuming they did not participate in any activity constituting cause (as defined in the Incentive Plan).

In accordance with SEC rules, we include for Mr. Lundstrom disclosure of certain termination of employment scenarios as of December 31, 2022, but as previously disclosed, Mr. Lundstrom retired effective February 28, 2023. Upon retirement, Mr. Lundstrom is entitled to: the payments not yet received under the Incentive Plan (as estimated in the “President and Executive Team Incentive Plan” column in the table above using assumptions described), his benefits under the Pension Plan, the Savings Plan, and the BEP, and Bank-subsidized health care coverage.

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

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual total compensation of our employees and the annual total compensation of Mr. Ericson, our President and CEO in 2022.

For 2022, the median of the annual total compensation of all employees of the Bank (other than Mr. Ericson) (the Median Employee) was $160,929 and the annual total compensation of Mr. Ericson was $1,634,547. Annual total compensation for the Median Employee and Mr. Ericson is calculated in the same manner as the “Total” column in the Summary Compensation Table on page 112. Based on this information, for 2022, the ratio of the annual total compensation of Mr. Ericson to the Median Employee was 10.16 to 1.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Director Compensation

The goal of our policy governing compensation and travel reimbursement for our Board of Directors is to compensate members of the Board of Directors for work performed on our behalf and to make them whole for out-of-pocket travel expenses incurred while working for the Bank. The fees compensate Directors for their time preparing for and attending in-person and virtual meetings, attending Bank-sponsored member meetings and events, attending Community Investment Advisory Council meetings, attending FHLB System meetings, Board of Directors training, activities that provide information pertinent to the Bank or service on the Board of Directors that are learning opportunities and other activities related to service on the Board of Directors. Director compensation levels are established at the discretion of each FHLB's Board of Directors, provided that the fees are reasonable. In connection with setting director compensation, we participated in an FHLB System review of director compensation in May 2019 which includes a director compensation study prepared by McLagan. The McLagan study includes separate analysis of director compensation at publicly traded banks with between $10 billion and $20 billion in assets and the FHLBs.

Our Board of Directors set compensation levels for 2022 as follows:

Position	Maximum Total Annual Compensation
Chairperson of the Board	$150,000
Vice Chairperson of the Board	135,000
Chairperson of the Audit Committee	135,000
Human Resources and Compensation Committee Chairperson	127,000
Risk Management Committee Chairperson	127,000
Other Committee Chairperson	122,000
All other Directors	110,000

Each director will be paid one quarter of their maximum annual compensation following the end of each quarter. In the event a director serves on the Board for only a portion of a calendar year, or only serves as Chairperson, Vice Chairperson, or Committee Chairperson for a portion of a calendar year, such director’s maximum annual compensation shall be adjusted accordingly on a pro-rata basis, based on the number of days served divided by the number of days in the year. If a director does not fulfill his or her responsibility by failing to meet certain performance and attendance criteria set forth in the policy, the director’s compensation may be reduced below the maximum amounts shown above. All directors are also entitled to participate in a non-qualified, unfunded, deferred compensation plan, under which each Bank director has the opportunity to defer all or a portion of the compensation paid under this policy. In addition to the maximum annual compensation, the Bank reimburses directors for necessary and reasonable travel and related expenses incurred in connection with the performance of their official duties in accordance with the Bank’s employee reimbursement policy.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

The Chairperson of the Board, the Vice Chairperson of the Board, and the Chairperson of the Human Resources & Compensation Committee reviewed director performance, as required by the 2022 Board of Directors Compensation Policy, and determined that directors serving during 2022 earned the compensation disclosed in the table below. The HR&C Committee was notified of the determination.

Name	2022 Total Fees Earned	2022 Fees Paid in Cash	2022 Fees Deferred [a]
James T. Ashworth - Chairperson	$150,000	$112,500	$37,500
Joseph Fazio III - Vice Chairperson	135,000	—	135,000
Edward P. Brady	122,000	122,000	—
Mary J. Cahillane	127,000	95,250	31,750
Mark J. Eppli	110,000	110,000	—
Michelle L.Gross	127,000	127,000	—
James H. Hegenbarth	110,000	110,000	—
Phyllis Lockett [c]	116,000	116,000	—
David Loundy	110,000	110,000	—
David R. Pirsein [b]	62,116	62,116	—
John K. Reinke	110,000	110,000	—
Leo J. Ries	110,000	110,000	—
Lois A. Scott	135,000	135,000	—
Michael G. Steelman	110,000	110,000	—
Ty R.Taylor	110,000	110,000	—
Daniel G. Watts	110,000	110,000	—
Maria E. Wynne	110,000	110,000	—
Andrea Zopp	110,000	110,000	—
Total	$2,074,116	$1,869,866	$204,250
a    Directors could elect to defer fees to a director's non-qualified, unfunded, deferred compensation plan. Earnings on this deferred compensation are not included above as the rate paid was not above a market rate.
b    Director Pirsein retired from the Board effective June 30, 2022, as previously disclosed. His amounts reflect fees earned up until his retirement.
c    Director Lockett's third and fourth quarter 2022 fees were increased to $30,500 pursuant to the 2022 Board of Directors Compensation Policy upon becoming the Chairperson of the Operations & Technology Committee on July 1, 2022.

All directors serving on the Bank’s Board for 2023 are expected to receive compensation under the Bank’s 2023 Board of Directors Compensation Policy, which includes terms similar to the 2022 Board of Directors Compensation Policy, except the maximum annual payments are as follows:

Position	Maximum Total Annual Compensation
Chairperson of the Board	$165,000
Vice Chairperson of the Board	142,000
Chairperson of the Audit Committee	137,000
Human Resources and Compensation Committee Chairperson	130,000
Risk Management Committee Chairperson	130,000
Other Committee Chairperson	127,000
All other Directors	120,000

The Board compensation policy for 2023 is attached as Exhibit 10.12 to this Form 10-K.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11 Executive Compensation are in whole dollars unless otherwise specified)

Compensation Committee Interlocks and Insider Participation

During 2022, the following directors served on our HR&C Committee: Michelle L. Gross (Chairperson), Phyllis Lockett (Vice Chairperson), James H. Hegenbarth, John K. Reinke, Michael G. Steelman, Maria E. Wynne, and James T. Ashworth (ex-officio). No member of our HR&C Committee has at any time been an officer or employee of the Bank. None of our executive officers have served or are serving on the Board of Directors or the compensation committee of any entity (as defined by Instruction to Item 407(e) of Regulation S-K) whose executive officers served on our HR&C Committee or Board of Directors.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members in 2022 are for the election of our directors, as more fully discussed in 2022 Director Election on page 89.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock:

As of January 31, 2023		Regulatory Capital Stock	% of Total
The Northern Trust Company		$340	10.31%
50 South Lasalle Street Chicago, IL 60603
BMO Harris Bank NA		249	7.56%
111 West Monroe Street Chicago, IL 60690
JPMorgan Chase Bank NA	a	245	7.43%
1111 Polaris Parkway Columbus, OH 43240
Alliant Credit Union		230	6.96%
11545 Touhy Ave Chicago, IL 60666
Associated Bank NA		210	6.38%
200 North Adams Street Green Bay, WI 54301
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

As of January 31, 2023	Director Name	Regulatory Capital Stock [a]	% of Total
Signature Bank 191 N. Wacker Drive Chicago, IL 60606	Michael G. O'Rourke	$6.85	0.21%
Devon Bank 6445 Western Avenue Chicago, IL 60645	David J. Loundy	5.60	0.17%
CNB Bank & Trust, N.A. 450 West Side Square Carlinville, IL 62626	James T. Ashworth	3.31	0.10%
Waukesha State Bank 151 E. St. Paul Avenue Waukesha, WI 53187	Ty R. Taylor	3.28	0.10%
Solutions Bank 200 E. Main Street Forreston, IL 61030	Betsy Johnson	2.97	0.09%
The Park Bank 1815 Greenway Cross Madison, WI 53713	James H. Hegenbarth	2.29	0.07%
The Stephenson National Bank & Trust 1820 Hall Avenue Marinette, WI 54143	John K. Reinke	1.41	0.04%
Bristol Morgan Bank 103 S Main Street Oakfield, WI 53065	Joseph Fazio III	0.66	0.02%
Forest Park National Bank and Trust Company 7348 W. Madison St. Forest Park, IL 60130	Daniel G. Watts	0.36	0.01%
State Bank of Bement 180 E. Bodman Street Bement, IL 61813	Michelle L. Gross	0.31	0.01%
Total members with a Director as a group		$27.04	0.82%
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

Our Board of Directors consists of two types of directors: “member directors” and “independent directors”. Member directors are required to be directors or officers of our members, whereas independent directors cannot be directors or officers of a Bank member. For further discussion of the eligibility criteria for our directors, see Nomination of Member Directors and Nomination of Independent Directors on page 88. We have eight independent directors and ten member directors currently serving on our Board.

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

During 2022, we did not have a separate written policy to have the Board of Directors review, approve, or ratify transactions with related persons that are outside the ordinary course of business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, seek approval or ratification from the Board. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President, and the CEO and President may seek a waiver from the Board.

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

See Information Regarding Current Directors of the Bank on page 89 for more information on our current directors. None of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the member directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

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

Applying the NYSE independence standards for boards of directors to our current member directors and those who served during 2022, our Board determined that only member directors Johnson, O’Rourke, Reinke, Steelman, Taylor, and Watts did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these member directors, consisting of Ashworth, Fazio, Gross, Hegenbarth, Johnson, Loundy, O'Rourke, Pirsein (who retired on June 30, 2022), Reinke, Steelman (whose term ended on December 31, 2022), Taylor, and Watts meets the independence criteria under the NYSE independence standards. None of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors, consisting of Brady, Cahillane, Eppli, Lockett, Newell, Ries (whose term ended on December 31, 2022), Scott, Wynne, and Zopp is independent under the NYSE independence standards. Similarly, the Board determined that the following current member directors serving on the Audit Committee, and member directors who served on the Audit Committee during 2022, are not independent under the NYSE independence standards for audit committees: Ashworth, Fazio, Hegenbarth, Loundy, Taylor, and Watts. The Board determined that the following current member directors serving on the HR&C Committee, and member directors who served on the HR&C Committee in 2022, are not independent under the NYSE independence standards for compensation committees: Ashworth, Gross, Hegenbarth, Reinke, and Steelman.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been charged (or accrued) by our external accounting firm.

	(in thousands)
For the Years Ended December 31,	2022	2021
Audit fees	$1,094	$1,086
Audit related fees	314	262
All other fees	6	6
Total fees	$1,414	$1,354

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

Federal Home Loan Bank of Chicago
PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a) See "2022 Annual Financial Statements and Notes"

(b) The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 8, 2023, or as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports or registration statements, copies of which may be obtained by going to the SEC's website at http://www.sec.gov. Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed is identified with a "*".

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [a]
3.2	Federal Home Loan Bank of Chicago Bylaws [b]
4.1	Capital Plan of the Federal Home Loan Bank of Chicago, as amended and restated effective May 3, 2021 [c]
4.2	Description of Securities [r]
10.1	Advances, Collateral Pledge, and Security Agreement [d]
10.2	Mortgage Partnership Finance Participating Financial Institution Agreement [Origination or Purchase] [e]
10.3	Mortgage Partnership Finance Participating Financial Institution Agreement [Purchase Only] [f]
10.4	Mortgage Partnership Finance Program Consolidated Interbank Agreement, dated July 22, 2016 [g]
10.5
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, as amended and restated effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks [h]

10.6	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, as amended and restated effective January 1, 2017 *i
10.7	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 *j
10.8	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, as amended and restated effective January 1, 2013 *k
10.9	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 *l
10.10	Federal Home Loan Bank of Chicago 2021 Board of Directors Compensation Policy *[m]
10.11	Federal Home Loan Bank of Chicago 2022 Board of Directors Compensation Policy *[n]
10.12	Federal Home Loan Bank of Chicago 2023 Board of Directors Compensation Policy *[r]
10.13	Federal Home Loan Bank of Chicago Board of Directors Deferred Compensation Plan, effective September 1, 2013 *o
10.14	Joint Capital Enhancement Agreement, as amended August 5, 2011 [p]
10.15	Employment Agreement between Federal Home Loan Bank of Chicago and Michael Ericson, entered into as of January 1, 2021 *[q]
24	Power of Attorney [r]
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [r]
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [r]
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [r]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [r]
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document [r]
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [r]
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [r]
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [r]
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [r]
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
i    Filed as Exhibit 10.2 on our Form 10-Q on May 8, 2017, SEC File No.: 000-51401
j    Filed as Exhibit 10.8.4 with our Form 10 on December 14, 2005, SEC File No.: 000-51401
k    Filed as Exhibit 10.2 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401
l    Filed as Exhibit 10.1 with our Form 10-Q on May 11, 2007, SEC File No.: 000-51401
m    Filed as Exhibit 10.16 with our Form 10-K on March 9, 2021, SEC File No.: 000-51401
n    Filed as Exhibit 10.13 with our Form 10-K on March 10, 2022, SEC File No.: 000-51401
o    Filed as Exhibit 10.4 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401
p    Filed as Exhibit 99.1 with our 8-K Current Report on August 5, 2011, SEC File No.: 000-51401
q    Filed as Exhibit 10.1 with our 8-K/A Current Report on September 18, 2020 SEC File No.:000-51401
r    Filed Herewith

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

BEP: Benefit Equalization Plan.

Capital Plan: The Capital Plan of the Federal Home Loan Bank of Chicago, effective as of May 3, 2021.

CARES Act: The Coronavirus, Aid, Relief, and Economic Security Act, enacted March 27, 2020.

CDFI: Community Development Financial Institution.

CE Amount: A PFI's assumption of credit risk, beyond any Recoverable CE Fees in the FLA, on conventional MPF Loan products held in an MPF Bank's portfolio that are funded by, or sold to, an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide SMI. Does not apply to the MPF Government, MPF Xtra, or MPF Government MBS product.

CE Fee: Credit enhancement fee. PFIs are paid a credit enhancement fee for managing credit risk and in some instances, all or a portion of the CE Fee may be performance based.

CFI: Community Financial Institution - FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA and adjusted annually for inflation. Effective in January 2023, the limit is $1.417 billion (for 2022, the limit was $1.323 billion).

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

Federal Home Loan Bank of Chicago

SOFR: Secured Overnight Financing Rate.

System or FHLB System: The Federal Home Loan Bank System consisting of the 11 Federal Home Loan Banks and the Office of Finance.

TBA: A forward contract on a mortgage-backed security (MBS), typically issued by a U.S. government sponsored entity, whereby a seller agrees to deliver an MBS for an agreed upon price on an agreed upon date.

TDR: Troubled Debt Restructuring.

UPB: Unpaid Principal Balance.

U.S.: United States.

VA: Department of Veterans Affairs.

Federal Home Loan Bank of Chicago
2022 Annual Financial Statements and Notes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Chicago

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Chicago (the “Bank”) as of December 31, 2022 and 2021, and the related statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 9 and 15 to the financial statements, the Bank uses derivatives to manage interest rate risk. The total notional amount of derivatives as of December 31, 2022 was $93 billion, of which 97% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2022 was $25 million and $10 million, respectively. The fair values of interest-rate derivatives and hedged items not transacted in an active market use standard valuation techniques, such as discounted cash-flow analysis and comparisons to similar instruments. The discounted cash-flow analysis uses market-observable inputs, related to interest rate curves, volatility, and, if applicable, prepayment assumptions.

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
March 8, 2023

We have served as the Bank’s auditor since 1990.

Federal Home Loan Bank of Chicago

Statements of Condition
(U.S. Dollars in millions, except capital stock par value)

	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$35	$45
Interest-bearing deposits	2,570	855
Federal funds sold	6,443	3,527
Securities purchased under agreements to resell	18,500	8,740
Investment debt securities -
Trading, $— and $645 pledged	3	954
Available-for-sale, $20,879 and $22,340 amortized cost, includes $692 and $— pledged	20,700	22,706
Held-to-maturity, $1,419 and $1,832 fair value	1,431	1,801
Investment debt securities	22,134	25,461
Advances, $661 and $1,173, carried at fair value	66,288	48,049
MPF Loans held in portfolio, net of $(5) and $(5), allowance for credit losses	10,160	9,843
Derivative assets	25	14
Other assets, $109 and $104, carried at fair value	698	420
net of $(7) and $(7), allowance for credit losses
Assets	$126,853	$96,954

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$94	$205
Demand and overnight - interest-bearing, $11 and $11, from other FHLBs	477	829
Deposits	571	1,034
Consolidated obligations -
Discount notes, $253 and $—, carried at fair value	59,531	24,563
Bonds, $718 and $665, carried at fair value	58,116	63,373
Consolidated obligations, net -	117,647	87,936
Derivative liabilities	10	32
Affordable Housing Program assessment payable	99	85
Mandatorily redeemable capital stock	248	247
Other liabilities	813	868
Liabilities	119,388	90,202
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock, $23 and $14, million shares issued and outstanding	2,310	1,409
Class B2 membership stock, $7 and $7, million shares issued and outstanding	679	740
Capital stock - putable, $100 and $100, par value	2,989	2,149
Retained earnings - unrestricted	3,778	3,558
Retained earnings - restricted	786	703
Retained earnings	4,564	4,261
Accumulated other comprehensive income (loss) (AOCI)	(88)	342
Capital	7,465	6,752
Liabilities and capital	$126,853	$96,954

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income
(U.S. Dollars in millions)

For the years ended December 31,	2022	2021	2020
Interest income	$2,536	$828	$1,435
Interest expense	1,859	285	840
Net interest income	677	543	595
Provision for (reversal of) credit losses	2	2	7
Net interest income after provision for (reversal of) credit losses	675	541	588

Noninterest income -
Trading securities	1	(44)	15
Investment securities gains	—	1	109
Derivatives	48	17	(148)
Instruments held under the fair value option	(56)	(46)	60
MPF fees, $24, $25 and $31, from other FHLBs	36	46	54
Other, net	3	14	14
Noninterest income (loss)	32	(12)	104

Noninterest expense -
Compensation and benefits	117	105	132
Nonpayroll operating expenses	93	81	88
Voluntary Community Investment contributions	11	4	6
COVID-19 relief program	—	3	28
Federal Housing Finance Agency and Office of Finance	19	17	13
Other, net	4	12	8
Noninterest expense	244	222	275

Income before assessments	463	307	417

Affordable Housing Program assessment	48	32	43

Net income	$415	$275	$374

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income
(U.S. Dollars in millions)

For the years ended December 31,	2022	2021	2020
Net income	$415	$275	$374

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(545)	74	188
Noncredit OTTI held-to-maturity debt securities	—	—	85
Net unrealized gain (loss) cash flow hedges	113	54	(27)
Postretirement plans	2	7	(10)
Other comprehensive income (loss)	(430)	135	236

Comprehensive income	$(15)	$410	$610

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2021	14	$1,409	7	$740	$3,558	$703	$342	$6,752
Comprehensive income					332	83	(430)	(15)
Issuance of capital stock	27	2,633	—	20				2,653
Repurchase of capital stock	—	—	(17)	(1,754)				(1,754)
Capital stock reclassified to mandatorily redeemable capital stock liability	(1)	(55)	—	(4)				(59)
Transfers between classes of capital stock	(17)	(1,677)	17	1,677
Cash dividends - class B1 annualized rate and amount		5.60%			(103)			(103)
Cash dividends - class B2 annualized rate and amount				2.32%	(9)			(9)
Total change in period, excl. cumulative effect	9	901	—	(61)	220	83	(430)	713
December 31, 2022	23	$2,310	7	$679	$3,778	$786	$(88)	$7,465
December 31, 2020	13	$1,257	8	$753	$3,424	$648	$207	$6,289
Comprehensive income					220	55	135	410
Issuance of capital stock	6	669	—	20				689
Repurchase of capital stock	—	—	(6)	(544)				(544)
Capital stock reclassified to mandatorily redeemable capital stock liability	—	—	—	(6)				(6)
Transfers between classes of capital stock	(5)	(517)	5	517
Cash dividends - class B1 annualized rate and amount		5.00%			(76)			(76)
Cash dividends - class B2 annualized rate and amount				2.00%	(10)			(10)
Total change in period, excl. cumulative effect	1	152	(1)	(13)	134	55	135	463
December 31, 2021	14	$1,409	7	$740	$3,558	$703	$342	$6,752
December 31, 2019	13	$1,337	4	$376	$3,197	$573	$(29)	$5,454
Cumulative effect adjustment - see Note 2					(7)			(7)
Comprehensive income					299	75	236	610
Issuance of capital stock	18	1,701	—	24				1,725
Repurchase of capital stock	—	—	(14)	(1,427)				(1,427)
Capital stock reclassified to mandatorily redeemable capital stock liability	—	—	—	(1)				(1)
Transfers between classes of capital stock	(18)	(1,781)	18	1,781
Partial recovery of prior capital distribution to FICO - see Note 12					19			19
Cash dividends - class B1 annualized rate and amount		5.00%			(77)			(77)
Cash dividends - class B2 annualized rate and amount				2.25%	(7)			(7)
Total change in period, excl. cumulative effect	—	(80)	4	377	234	75	236	842
December 31, 2020	13	$1,257	8	$753	$3,424	$648	$207	$6,289
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows
(U.S. Dollars in millions)

	For the years ended December 31,	2022	2021	2020
Operating	Net income	$415	$275	$374
	Adjustments to reconcile net income to net cash provided by operating activities -
	Net amortization (accretion)	350	132	137
	Change in net fair value on derivatives and hedging activities	1,018	186	(579)
	Realized (gain) loss on sale of HTM securities	—	—	(103)
	Net change in fair value on trading securities	(1)	44	(15)
	Net change in fair value on financial instruments held under fair value option	56	46	(60)
	Other, net	27	27	11
	Changes in operating assets and liabilities	(91)	22	(80)
	Net cash provided by (used in) operating activities	1,774	732	(315)

Investing	Net change interest-bearing deposits	(1,715)	—	825
	Net change federal funds sold	(2,916)	598	3,231
	Net change securities purchased under agreements to resell	(9,760)	1,380	(3,370)
	Trading debt securities -
	Sales	—	—	1,602
	Proceeds from maturities and paydowns	952	4,352	1,654
	Purchases	—	(749)	(3,225)
	Available-for-sale debt securities -
	Sales	—	20	33
	Proceeds from maturities and paydowns	4,881	605	902
	Purchases	(6,101)	(5,145)	(2,785)
	Held-to-maturity debt securities -
	Sales	—	—	404
	Proceeds from maturities and paydowns	3,492	2,711	2,485
	Purchases	(3,121)	(3,021)	(1,795)
	Advances -
	Principal collected	1,014,661	523,849	965,414
	Issued	(1,034,411)	(525,736)	(961,113)
	MPF Loans held in portfolio -
	Principal collected	1,272	3,118	4,103
	Purchases	(1,630)	(3,004)	(4,222)
	Other investing activities	(18)	(15)	(38)
	Net cash provided by (used in) investing activities	$(34,414)	$(1,037)	$4,105

Federal Home Loan Bank of Chicago

	For the years ended December 31,	2022	2021	2020
Financing	Net change deposits, $(1), $(6), and $3, from other FHLBs	$(463)	$(250)	$437
	Discount notes -
	Net proceeds from issuance	728,840	402,576	760,866
	Payments for maturing and retiring	(694,144)	(426,653)	(753,826)
	Consolidated obligation bonds -
	Net proceeds from issuance	20,753	46,604	39,750
	Payments for maturing and retiring	(23,085)	(25,489)	(47,690)
	Capital stock -
	Proceeds from issuance	2,653	689	1,725
	Repurchases	(1,754)	(544)	(1,427)
	Cash dividends paid	(112)	(86)	(84)
	Other financing activities	(58)	(38)	(29)
	Net cash provided by (used in) financing activities	32,630	(3,191)	(278)

	Net increase (decrease) in cash and due from banks	(10)	(3,496)	3,512
	Cash and due from banks at beginning of period	45	3,541	29
	Cash and due from banks at end of period	$35	$45	$3,541

Supplemental	Cash activities
	Interest paid	$1,253	$466	$1,093
	Affordable Housing Program assessments paid	34	36	38
	Noncash activities
	Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	216	417	368
	Investment securities purchased but settled in subsequent periods	325	504	60
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

Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district is Illinois and Wisconsin. All federally insured depository institutions, insurance companies engaged in residential housing finance, credit unions and CDFIs located in our district are eligible to apply for membership with us. All our members are required to purchase our capital stock as a condition of membership. Our capital stock is not publicly traded, and is issued, repurchased or redeemed at par value, $100 per share, subject to certain statutory and regulatory limits. As a cooperative, we do business with our members, and former members (under limited circumstances). Specifically, we provide credit principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program.

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

Refer to the Glossary of Terms on page 128 for the definitions of certain terms used herein.

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

Consolidation of Variable Interest Entities - We are not the primary beneficiary of any variable interest entity. Specifically, we do not have the power to direct the activities of any variable interest entity that would most significantly impact its economic performance and we do not have the obligation to absorb losses or the right to receive benefits from any variable interest entity that could potentially be significant to a variable interest entity. As a result, we do not consolidate any of our investments in variable interest entities. Instead, we classify variable interest entities as investment debt securities in our Statements of Condition. Such investment debt securities include, but are not limited to, Federal Family Education Loan Program asset backed securities (FFELP ABS). Additionally, under its MPF program, the Bank may also purchase loans from participating financial institutions (PFIs) and simultaneously sell these loans to investors who, in turn, may securitize them. Simultaneous with the sale of these loans, the Bank may purchase the MBS backed by these loans, which represent variable interests in securitization vehicles. We do not consolidate these securitization vehicles as we are not the primary beneficiary for the reasons described above. Refer to Note 2 - Summary of Significant Accounting Policies for further details.

Our maximum loss exposure for the securitizations described above is limited to the carrying amounts of the securities we purchase. We have no liabilities related to these securitizations. We have not provided financial or other support (explicitly or implicitly) to these securitizations that we were not previously contractually required to provide, nor do we intend to provide such support in the future.

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

ASU 2016-13 amended existing GAAP guidance applicable to measuring credit losses on financial assets carried at amortized cost, which includes loans and held-to-maturity (HTM) securities, to be presented at the net amount expected to be collected. The guidance also requires credit losses relating to these financial instruments as well as available-for-sale (AFS) securities to be recorded through an allowance for credit losses. The amendment replaced the “incurred loss” impairment methodology with a “currently expected credit losses” or CECL framework. The measurement of CECL is based on relevant information about certain events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial instrument’s reported amount. Expected recoveries of amounts previously written off and expected to be written off should be included in the allowance for credit losses determination but should not exceed the aggregate of amounts previously written off and expected to be written off by us. In addition, for collateral dependent financial assets, the amendment indicated that an allowance for credit losses that is added to the amortized cost of the financial asset(s) should not exceed amounts previously written off. We present accrued interest receivable separately from the amortized cost of loans and HTM debt securities in Other assets on our Statements of Condition. An allowance for credit losses determination is not required because we recognize the reversal of interest on a monthly basis in the event of an interest shortfall. The accounting for HTM and available for sale (AFS) debt securities changed on a prospective basis. Additionally, HTM and AFS debt securities will have their own allowance for credit losses, as applicable.

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

Interest-Bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold. Securities purchased under agreements to resell are accounted for as short-term collateralized loans. These investments provide short-term liquidity and are carried at amortized cost. Accrued interest receivable is presented separately in our Statements of Condition.

Interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell are evaluated quarterly for expected credit losses. Under CECL, the Bank uses the collateral maintenance provision practical expedient for our securities purchased under agreements to resell, which allows expected credit losses to be measured based on the difference between the fair value of the collateral and the investment’s amortized cost. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. These investments provide short-term liquidity and are carried at amortized cost. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. We did not establish an allowance for credit losses for our unsecured overnight interest-bearing deposits or federal funds sold as of December 31, 2022 since all federal funds sold were repaid and all unsecured overnight interest-bearing deposits were returned according to their contractual terms.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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

For improvements in impaired AFS securities with an allowance for credit losses recognized after the adoption of CECL guidance, the allowance for credit losses associated with recoveries may be derecognized up to its full amount.

HTM securities are carried at amortized cost. Amortized cost represents the original cost of a security adjusted for accretion, amortization, collection of principal, and write-downs on or subsequent to January 1, 2020 recognized into earnings (less any cumulative effect adjustments). Accrued interest receivable is presented separately in our Statements of Condition.

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

For improvements in cash flows on impaired HTM securities with an allowance for credit losses recognized after the adoption of CECL guidance, the allowance for credit losses associated with recoveries may be derecognized up to its full amount. Specifically, we evaluate the yield of each impaired HTM security on a quarterly basis. We adjust the impaired security's yield for subsequent increases or decreases in its estimated cash flows, if any. The adjusted yield is then used to calculate the amount to be recognized into interest income over the remaining life of the impaired security. For improvements in impaired HTM securities with an allowance for credit losses recognized after the adoption of CECL guidance, the allowance for credit losses associated with recoveries may be derecognized up to its full amount. HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. In assessing whether a credit loss exists on an impaired security, we consider whether there is expected to be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, we compare the present value of cash flows expected to be collected from the security with the amortized cost of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. Prior to January 1, 2020, credit losses were recorded as a direct write-down of the HTM security carrying value.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Advances

An advance is carried at its amortized cost, except when we elect the fair value option. Amortized cost represents the original amount funded to our member adjusted for any accretion, amortization, collection of cash, and fair value hedge accounting adjustments, if any. Fair value hedge adjustments include ongoing (open) and/or discontinued (closed) fair value hedges. We utilize the interest method to amortize/accrete over contractual life any premiums/discounts and closed fair value and/or cash flow hedging adjustments. Pursuant to CECL, accrued interest receivable is presented separately on our Statements of Condition except for advances for which we elected the fair value option. The advances carried at amortized cost are evaluated quarterly for expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. Refer to Note 6 - Advances and Note 8 - Allowance for Credit Losses for further details.

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

We issued advances with a zero coupon interest rate in 2021 and 2020 as part of our COVID-19 relief program. We imputed an interest rate based on prevailing market rates creating a discount on the advance with the offset immediately recognized to the COVID-19 program expense. We accreted the discount as a yield adjustment to interest income over the life of the advance.

MPF Loans

MPF Loans Held in Portfolio

MPF Loans for which we have the intent and ability to hold for the foreseeable future, or until maturity or payoff, are classified as MPF Loans held in portfolio. Such loans are carried on an amortized cost basis in our Statements of Condition. Amortized cost represents the initial fair value amount of the MPF delivery commitment as of the purchase or settlement date, agent fees (i.e., market risk premiums or discounts paid to or received from PFIs), if any, subsequently adjusted, if applicable, for accretion, amortization, collection of cash, charge-offs, and cumulative basis adjustments related to fair value hedges. We use the interest method to amortize yield adjustments into interest income in our Statements of Income over the contractual life of an MPF Loan held in portfolio. Accrued interest receivable is presented separately in our Statements of Condition. The Bank performs a quarterly assessment of its mortgage loans held in portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses.

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

MPF Loans Held for Sale/Sold

MPF Loans acquired by the Bank under the MPF Government MBS product are classified as MPF Loans held for sale (HFS). We classify MPF Loans HFS in Other Assets rather than as a separate line item in our Statements of Condition on the basis of materiality. Other products such as MPF Xtra® loans are generally bought and resold on the same day. They qualify for sales accounting treatment and thus are not carried on our balance sheet at the end of a reporting period. MPF Loans under the MPF Government MBS product qualify, once sold, for sales accounting treatment and are reclassified from MPF Loans HFS to trading debt securities upon their securitization. Refer to Note 1 – Background and Basis of Presentation which further expands on our involvement with these securitizations. Cash flows from the MPF Government MBS product are classified as operating activities in our Statements of Cash Flows. We have elected the fair value option for these HFS MPF Loans on our balance

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

sheet.

We make customary representations and warranties regarding the underwriting and loan eligibility of MPF Loans that are sold to third party investors. If a loan underwriting requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. We establish reserves for mortgage representation and warranty related matters when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. For the periods presented, the reserves associated with these representations and warranties were not material.

The Bank does not own the servicing rights related to these sold loans because the servicing is either retained by the PFI or sold by the PFI to a third party. The Bank has ongoing operating expenses related to administering these loans that are expensed as incurred.

Cash related to loan these programs is maintained in custodial accounts and is not included in the financial statements, but certain loan costs and other related administration fees are recognized into noninterest income - MPF fees in our Statements of Income as follows:

•Third party transaction costs attributable to the sale and securitization of MPF Loans HFS/Sold are recognized as a component of the gain or loss on sale of the transferred financial assets.

•Administration fees on loans serviced by the PFI are recognized on a straight-line basis over the life of the loan. For MPF Loans HFS/Sold where servicing is released, the fees are recognized immediately.

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

Charge-off Policy

We recognize a charge-off on an MPF Loan upon the occurrence of a confirming event, which include, but are not limited to, the events shown below. The charge-off amount equals the difference between the loan's amortized cost and its fair value, less costs to sell. We use an Automated Valuation Methodology (AVM) to determine the fair value of our impaired conventional MPF Loans held in portfolio, including troubled debt restructurings, and real estate owned (REO). The charge-off policy does not apply to Government Loans which are guaranteed.

•At foreclosure following the acquisition of REO unless a gain is recognized in noninterest income because the REO’s fair value is supportable by objective evidence in the marketplace.

•When a loan is 180 days or more past due and its fair value, less cost to sell, is less than the loan's amortized cost, except when there is a presumption that the loan's amortized cost will be collected.

•When a borrower is in bankruptcy, loans are written down to the fair value of the collateral, less costs to sell, within 60 days of receipt of the notification of filing from the bankruptcy court or within the delinquency time frames specified in the adverse classification guidance, whichever is shorter. A loan is not written down if the loan is performing, the borrower continues making payments on the loan, and repayment in full is expected.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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

Refer to Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) for further details.

Lease

Expenses attributable to our leases are included in noninterest expense - operating expenses in our Statements of Income. Payments related to our leases are classified within operating activities in our statements of cash flows.

The lease agreement for our office space at 433 West Van Buren Street, Chicago, IL terminates in December 2035, subject to options to extend the lease or terminate early. At December 31, 2022 our lease net asset was $45 million and our lease liability was $50 million, compared to $48 million and $54 million at December 31, 2021. We recognized noninterest expense of lease amortization of $3 million for each of the years ended December 31, 2022, 2021, and 2020.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following amendments to GAAP became effective March 12, 2020:

In March of 2020, the FASB issued Accounting Standards Update (ASU): Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). The amendments provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In January of 2021, the FASB issued ASU 2021-01 Reference Rate Reform (Topic 848): Scope, that refined the scope of Topic 848 and clarified some of its provisions. The amendments permit us to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest (PAI) in connection with reference rate reform activities underway in global financial markets (the “discounting transition”). In this regard, during the fourth quarter of 2020, we elected optional expedients specific to discounting transition on a retrospective basis, which did not have a material effect on our financial statements.

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

The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that we elected certain optional expedients for and that are retained through the end of the hedging relationship.

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

In October 2020, we adopted the one-time election provision to sell HTM private label mortgage-backed securities (PLMBS) to reduce our exposure to LIBOR. We also sold certain LIBOR-affected AFS securities at that time. Specifically:

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

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

During March 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method.This ASU broadens the availability of fair value hedging to non-prepayable and prepayable portfolios.The guidance on hedging multiple layers in a closed portfolio is applied prospectively. The guidance on the accounting for fair value basis adjustments is applied on a modified retrospective basis. Further, an entity may reclassify debt securities from held-to-maturity to available for sale if it includes them in a closed portfolio that is hedged under the portfolio layer method. This ASU is effective for the Bank starting January 1, 2023, with early adoption permitted.The Bank does not expect this guidance to materially impact its financial statements.

Also during March 2022, the FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures to eliminate the recognition and measurement guidance for troubled debt restructurings for creditors that have adopted Current Expected Credit Losses (CECL) methodology. The ASU also requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty and requires the presentation of gross write-offs by year of origination.This ASU is effective starting January 1, 2023, with early adoption permitted.The Bank does not expect this guidance to materially impact its financial statements.

During December 2022, the FASB issued ASU 2022-03 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The amendments in this Update defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this Update are effective for all entities upon issuance.The extension of the sunset date of Topic 848 did not have a material impact on the Bank's financial statements for the periods presented.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

For the years ended December 31,	2022	2021	2020
Interest income -

Trading	$1	$47	$107

Available-for-sale interest income	521	197	313
Available-for-sale prepayment fees	47	11	2
Available-for-sale	568	208	315

Held-to-maturity	35	29	75

Investment debt securities	604	284	497

Advance interest income	1,311	253	535
Advance prepayment fees	11	29	51
Advances	1,322	282	586

MPF Loans held in portfolio	284	251	295
Federal funds sold	170	5	30
Securities purchased under agreements to resell	95	2	14
Interest-bearing deposits	58	2	8
Other	3	2	5

Interest income	2,536	828	1,435

Interest expense -

Consolidated obligations -
Discount notes	738	44	307
Bonds	1,090	229	516

Other	31	12	17

Interest expense	1,859	285	840

Net interest income	$677	$543	$595

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Debt Securities

We classify debt securities as either trading, held-to-maturity (HTM), or available-for-sale (AFS). Our security disclosures within these classifications are disaggregated by major security types as shown below. Our major security types are based on the nature and risks of the security:

•U.S. Government & other government related - may consist of the sovereign debt of the United States; debt issued by GSEs; debt issued by the Tennessee Valley Authority; and securities guaranteed by the Small Business Administration.

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	December 31, 2022	December 31, 2021
U.S. Government & other government related	$—	$948
MBS
GSE	3	6
Trading debt securities	$3	$954

The following table presents our gains and losses on trading debt securities recorded in noninterest income - other, net.

For the years ended December 31,	2022	2021	2020
Net unrealized gains (losses) on securities held at period end	$1	$(14)	$(2)
Net realized gains (losses) on securities sold/matured during the period	—	(30)	17
Net gains (losses) on trading debt securities	$1	$(44)	$15

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of December 31, 2022
U.S. Government & other government related	$2,219		$1	$(132)	$2,088
State or local housing agency	8		—	—	8
FFELP ABS	2,253		61	(10)	2,304

MBS
GSE	16,285		45	(145)	16,185
Government guaranteed	114		1	—	115
Available-for-sale debt securities	$20,879		$108	$(287)	$20,700

As of December 31, 2021
U.S. Government & other government related	$4,659		$34	$(12)	$4,681
State or local housing agency	8		1	—	9
FFELP ABS	2,642		130	—	2,772

MBS
GSE	14,849		234	(26)	15,057
Government guaranteed	182		5	—	187
Available-for-sale debt securities	$22,340		$404	$(38)	$22,706
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments. This also includes accrued interest receivable of $54 million at December 31, 2021.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of December 31, 2022
U.S. Government & other government related	$1,210		$—	$(14)	$1,196

MBS
GSE	164		3	—	167
Government guaranteed	49		—	—	49
Other	$8		$—	$(1)	$7
Held-to-maturity debt securities	$1,431		$3	$(15)	$1,419

As of December 31, 2021
U.S. Government & other government related	$1,506		$11	$—	$1,517

MBS
GSE	214		19	—	233
Government guaranteed	71		1	—	72
Other	$10		$—	$—	$10
Held-to-maturity debt securities	$1,801		$31	$—	$1,832
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

	Available-for-Sale		Held-to-Maturity
As of December 31,	2022	2021	2022	2021
Non-MBS
Fixed-rate	$2,228	$4,665	$1,210	$1,506
Variable-rate	2,252	2,644	—	—
MBS
Fixed-rate	15,846	14,331	110	144
Variable-rate	553	700	111	151
Total	$20,879	$22,340	$1,431	$1,801

Contractual Maturity

The maturity of our AFS and HTM debt securities is detailed in the following table. MBS and FFELP ABS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	Available-for-Sale		Held-to-Maturity
As of December 31, 2022	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$—	$—	$994	$994
Due after one year through five years	1,023	1,019	26	24
Due after five years through ten years	383	352	190	178
Due after ten years	821	725	—	—
MBS and FFELP ABS	18,652	18,604	221	223
Total debt securities	$20,879	$20,700	$1,431	$1,419

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of December 31, 2022
U.S. Government & other government related	$1,130	$(60)	$386	$(72)	$1,516	$(132)
State or local housing agency	8	—	—	—	8	—
FFELP ABS	347	(10)	—	—	347	(10)
MBS
GSE	8,922	(89)	992	(56)	9,914	(145)
Government guaranteed	33	—	—	—	33	—
Available-for-sale debt securities	$10,440	$(159)	$1,378	$(128)	$11,818	$(287)
As of December 31, 2021
U.S. Government & other government related	$3,764	$(12)	$—	$—	$3,764	$(12)
MBS
GSE	1,549	(23)	54	(3)	1,603	(26)
Available-for-sale debt securities	$5,313	$(35)	$54	$(3)	$5,367	$(38)

Credit Loss Analysis

We recognized no credit losses on HTM or AFS debt securities for the periods presented.

Accretion on Prior Years' Other-Than-Temporary Impairment

Increases in cash flows expected to be collected and recognized into interest income on prior years' credit related OTTI charges on our AFS or HTM PLMBS due to accretion were $18 million for the year ended 2020. We had no accretion in 2022 and 2021 as we sold the PLMBS during October 2020, as discussed in Note 2 – Summary of Significant Accounting Policies.

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

As of December 31, 2022	Par Value Amount		Weighted Average Contractual Interest Rate
Due in one year or less	$36,796	[a]	4.13%
One to two years	9,990	[a]	3.70%
Two to three years	4,013		2.45%
Three to four years	4,705		3.14%
Four to five years	3,256		3.25%
Five to fifteen years	8,189		2.46%
More than fifteen years	508		5.14%
Total	$67,457		3.66%
a    Of the advances due in one year or less and one to two years, $7.0 billion and $4.0 billion, respectively, were issued to One Mortgage Partners Corp. (now JPMorgan Chase Bank NA), our former captive insurance company member, whose membership was terminated in 2021 in connection with an FHFA rule.

The following table presents our advances by terms of contractual maturity and reconciles the par value of our advances to the carrying amount on our Statements of Condition as of the dates indicated.

As of	December 31, 2022	December 31, 2021
Fixed-rate due in one year or less	$20,341	$9,285
Fixed-rate due after one year	19,057	18,679
Total fixed-rate	39,398	27,964
Variable-rate due in one year or less	16,455	4,324
Variable-rate due after one year	11,604	15,420
Total variable-rate	28,059	19,744
Par value	67,457	47,708
Fair value hedging adjustments	(1,191)	227
Other adjustments	22	114
Advances	$66,288	$48,049

The following advance borrowers exceeded 10% of our advances outstanding.

As of December 31, 2022	Par Value		% of Total Outstanding
JPMorgan Chase Bank NA	$11,000	[a]	16.3%
The Northern Trust Company	7,500		11.1%
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
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 7 – MPF Loans Held in Portfolio

We acquire MPF Loans from PFIs to hold in our portfolio. MPF Loans that are held in portfolio are fixed-rate conventional and Government Loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years.

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase. We have an allowance for credit losses on our MPF Loans and we have elected to exclude accrued interest receivable from the amortized cost in the following tables. See Note 8 - Allowance for Credit Losses for further details on these amounts.

As of	December 31, 2022	December 31, 2021
Medium term (15 years or less)	$1,521	$1,653
Long term (greater than 15 years)	8,502	8,031
Unpaid principal balance	10,023	9,684
Net premiums, credit enhancement, and/or deferred loan fees	163	174
Fair value hedging and delivery commitment basis adjustments	(21)	(10)
MPF Loans held in portfolio, before allowance for credit losses	10,165	9,848
Allowance for credit losses on MPF Loans	(5)	(5)
MPF Loans held in portfolio, net	$10,160	$9,843
Conventional mortgage loans	$9,221	$8,845
Government Loans	802	839
Unpaid principal balance	$10,023	$9,684

The above table excludes MPF Loans acquired under the MPF Xtra and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies for information related to the accounting treatment of these off-balance sheet MPF Loan products.

Coronavirus Disease 2019 (COVID-19) Forbearance

Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (the CARES Act) provided temporary relief from the accounting and reporting requirements for troubled debt restructurings (TDRs) for certain loan modifications related to the COVID-19 pandemic. Specifically, the CARES Act provided that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applied to any modification related to an economic hardship as a result of the COVID-19 pandemic, including a forbearance arrangement, an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest. Although we elected to suspend TDR accounting for eligible modifications under Section 4013 of the CARES Act for the period beginning March 1, 2020, we resumed TDR accounting when this section of the CARES Act expired on January 1, 2022.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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

We have the following portfolio segments:

Nongovernment related

•Member credit products (advances, letters of credit and other extensions of credit to borrowers)

•Conventional MPF Loans held in portfolio

•Interest-Bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell

•Community First Fund (the Fund)

•Municipal Securities and Standby Bond Purchase Agreements

Member Credit Products

Member Credit Products encompass secured credit extensions to members including advances and letters of credit. The Bank's Credit Department monitors the financial performance of members at least quarterly, classifies credit extensions in accordance with our asset classification approach, monitors that our credit outstanding is sufficiently well collateralized and recommends credit reserves against individual credit exposures if needed.

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
The analysis on a pool basis includes consideration of various loan portfolio characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic credit losses. The model projects cash flows of estimated expected credit losses over the remaining life of an MPF Loan, which also considers how credit enhancements mitigate those credit losses through the MPF credit sharing structure at a Master Commitment (MC) level. The model relies on a number of assumptions, with the primary ones being a housing price index (HPI), the unemployment rate, and interest rates including:

•Base case scenario, consisting of the HPI scenario at the Metropolitan Statistical Area (MSA) level and the unemployment rate scenario at the State level

•A reasonable and supportable short-term forecast horizon of 12 months

•A transition period reverting to the long-term mean, which varies based on MSA (and on average is approximately four years)

•Model projections of prepayment, default, and loss severities are calibrated based on back-testing results since the beginning of the last full economic cycle

The model consists of two sub-models (a prepayment and default model and a loss given default model), with the ability to calibrate the model to unique aspects of our portfolio. The allowance excludes accrued interest receivable since we place the loan on nonaccrual when the loan becomes impaired and reverse interest income.

In addition to evaluating our model output, management included a qualitative adjustment to reflect the additional economic uncertainty arising from, among other things, the impact of the COVID-19 pandemic.

As economic and market uncertainties persist that have affected and are expected to continue to affect borrowers across our conventional MPF Loans, significant judgment is required to estimate the impact and scope of the current economic environment, as well as its potential impact on borrower defaults and loss severities. It can be difficult to predict exactly how borrower behavior will be impacted by these changes in economic conditions. We expect that subsequent changes to this forecast and the related estimates will be reflected in the provision for credit losses in future periods.

Our estimates include forecasts of prepayment, default, and severities; actual results could differ from the estimates and assumptions in our models. At this time, we have determined loan payment status based on the borrower’s last payment, and therefore do not assume any benefit associated with the possibility of the borrower completing any forbearance available to the borrower and becoming current on the loan.

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

•We incur the next layer, up to the amount of the FLA.

•The PFI. The PFI's CE Amount, which may include proceeds from a provider of supplemental mortgage guaranty insurance (SMI).

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•We will absorb any losses after the CE Amount has been exhausted.

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

The total losses resulting after factoring in the MPF Risk Sharing Structure are then calculated. The adjusted total losses are then split into credit losses and noncredit losses. A credit loss only consists of the loss resulting from the timing and amount of unpaid principal on an MPF Loan and does not include periodic expenses incurred during the time period in which an MPF Loan has become REO. Such periodic expenses are noncredit losses and they are directly expensed through the Statements of Income as incurred.

The following table presents the activity in our allowance for credit losses for MPF Loans for the three years ended December 31, 2022.

For the years ended December 31,	2022	2021	2020

Allowance for MPF credit losses beginning balance	$5	$3	$1
MPF credit losses charged-off	(3)	(2)	(4)
Credit loss recovery	1	1	—
Provision for (reversal of) MPF for credit losses	2	3	6
Allowance for MPF credit losses ending balance	$5	$5	$3

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	December 31, 2022			December 31, 2021
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2017 to 2021	Prior to 2017	Total	2016 to 2020	Prior to 2016	Total
Past due 30-59 days	$34	$21	$55	$23	$18	$41
Past due 60-89 days	7	6	13	8	6	14
Past due 90 days or more	17	18	35	43	30	73
Past due	58	45	103	74	54	128
Current	8,246	1,003	9,249	7,883	987	8,870
Total outstanding	$8,304	$1,048	$9,352	$7,957	$1,041	$8,998

As of	December 31, 2022			December 31, 2021
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$19	$5	$24	$6	$3	$9
Serious delinquency rate	0.42%	1.90%	0.54%	0.82%	2.33%	0.95%
Past due 90 days or more and still accruing interest	$3	$15	$18	$30	$19	$49
Loans on nonaccrual status	39	—	39	47	—	47
Loans on nonaccrual status with no allowance for credit losses	15	—	15	11	—	11

Interest-Bearing Deposits, Federal Funds Sold and Term Securities Purchased Under Agreements to Resell

We face credit risk on our unsecured short-term investment portfolio. We invest in unsecured overnight interest-bearing deposits and federal funds sold in order to ensure the availability of funds to meet members' credit and liquidity needs. If the credit markets experience significant disruptions, it may increase the likelihood that one of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us.

We did not establish an allowance for credit losses for our unsecured overnight interest-bearing deposits or federal funds sold as of December 31, 2022 since all federal funds sold were repaid and all unsecured overnight interest-bearing deposits were returned according to their contractual terms.

We invest in overnight securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs. Securities purchased under agreements to resell are secured by marketable securities held by a third party custodian and collateral is adjusted daily to ensure full collateral coverage. If the credit markets experience disruptions and as a result, one of our counterparties becomes insolvent or otherwise defaults on their obligations to us and the collateral is insufficient to cover our exposure, we may suffer a credit loss. We did not record credit losses for our securities purchased under an agreement to resell portfolio segment since the entire portfolio was not adversely classified and sufficient collateral existed as of December 31, 2022. We also did not establish an allowance for credit losses for overnight securities purchased under an agreement to resell as of December 31, 2022 since overnight securities purchased under agreements to resell were paid according to their contractual terms.

Community First Fund (the Fund)

We created the Fund, which is structured as an on-balance sheet revolving pool of funds, with a mission to provide access to capital that supports economic development and affordable housing needs in the communities that our members serve in Illinois and Wisconsin. This is accomplished by providing long-term, unsecured loans to community development intermediary organizations (Partners). Partners to the Fund are unregulated and are often less sophisticated than our regulated members. We calculate a loss allowance based on expected loss rates on representative rated securities and average tenor of the outstanding portfolio. As of December 31, 2022 we had $47 million in Fund loans outstanding compared to $45 million at December 31, 2021.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Under CECL, on January 1, 2020, we recorded a $7 million allowances for credit losses on a basis of expected losses over the life of the loans, although as of that date and through December 31, 2022, all Fund loans were current and none were past due or on nonaccrual status.

The following table details our allowance for credit losses on Fund loans. As we had not incurred any credit losses under the pre-CECL accounting policy, we had no allowance prior to 2021.

For the year ended December 31,	2022	2021	2020

Allowance for Fund loan credit losses beginning balance	$7	$7	$—
Adjustment for cumulative effect of accounting change	—	—	7
Provision for (reversal of) Fund loan for credit losses	—	(1)	—
Other	—	1	—
Allowance for Fund loan credit losses ending balance	$7	$7	$7

Municipal Securities and Standby Bond Purchase Agreements

We invest in municipal securities consisting of Housing Finance Authority (HFA) securities and off-balance sheet Standby Bond Purchase Agreements (SBPAs) with these authorities. Nearly all of the securities were classified as AFS, only an immaterial amount were HTM. We review the ratings of the HFA securities and the corresponding Moody’s Default Balance to determine potential credit exposure. Our municipal securities are rated above BBB, and no credit losses were expected for HFA securities and SBPAs at December 31, 2022.

PLMBS

We sold our PLMBS during October 2020, as discussed in Note 2 – Summary of Significant Accounting Policies. We did not record any credit losses on these PLMBS in 2020.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	December 31, 2022	December 31, 2021
MPF Loans held in portfolio	$51	$45
HTM securities	9	4
AFS securities	81	—
Interest-bearing deposits	7	—
Federal funds sold	2	—
Securities purchased under agreements to resell	4	—
Advances	197	34
Accrued interest receivable	$351	$83

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

Managing Interest Rate Risk

We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate, such as SOFR. We use cash flow hedges to hedge the variability in the total proceeds received from rolling forecasted zero-coupon discount note issuance, attributable to changes in the benchmark interest rate, by entering into pay-fixed interest rate swaps. We are not using the cash flow hedge strategy for new transactions at this time, as we used LIBOR as the benchmark interest rate for cash flow hedges and we are not entering into new LIBOR-linked transactions.

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

As of December 31, 2022, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into on or after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). We pledged no investment securities on our bilateral derivative transactions (that can be sold or repledged by our counterparty) as of December 31, 2022.

For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been immaterial at December 31, 2022.

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to a third-party custodian will have a security interest in the amount of initial margin required to be posted and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2022, we were not required to exchange any initial margin with our bilateral derivative counterparties.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $692 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at December 31, 2022. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at December 31, 2022.

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

As of	December 31, 2022			December 31, 2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$90,805	$1,092	$2,825	$70,321	$58	$466
Derivatives not in hedge accounting relationships-
Interest rate contracts	2,420	17	47	2,772	10	59
Mortgage delivery commitments	142	—	—	625	2	2
Other	119	2	—	148	—	—
Derivatives not in hedge accounting relationships	2,681	19	47	3,545	12	61
Gross derivative amount before netting adjustments and cash collateral	$93,486	1,111	2,872	$73,866	70	527
Netting adjustments and cash collateral		(1,086)	(2,862)		(56)	(495)
Derivatives on Statements of Condition		$25	$10		$14	$32
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$2,124			$447
Cash collateral received and related accrued interest	$348			$8

The following table presents the noninterest income - derivatives and economic hedging activities as presented in the Statements of Income.

For the years ending December 31,	2022	2021	2020
Economic hedges -
Interest rate contracts	$66	$26	$(144)
Other	4	(9)	(9)
Economic hedges	70	17	(153)
Variation margin on daily settled cleared derivatives	(22)	—	5
Noninterest income - Derivatives and hedging activities	$48	$17	$(148)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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

	Derivative Assets
	As of December 31, 2022			As of December 31, 2021
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,004	$107	$1,111	$61	$7	$68
Netting adjustments and cash collateral	(999)	(87)	(1,086)	(49)	(7)	(56)
Derivatives with legal right of offset - net	5	20	25	12	—	12
Derivatives without legal right of offset	—	—	—	2	—	2
Derivatives on Statements of Condition	5	20	25	14	—	14
Net amount	$5	$20	$25	$14	$—	$14

	Derivative Liabilities
	As of December 31, 2022			As of December 31, 2021
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$2,785	$87	$2,872	$495	$30	$525
Netting adjustments and cash collateral	(2,775)	(87)	(2,862)	(487)	(8)	(495)
Derivatives with legal right of offset - net	10	—	10	8	22	30
Derivatives without legal right of offset	—	—	—	2	—	2
Derivatives on Statements of Condition	10	—	10	10	22	32
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	—	—	—	22	22
Net amount	$10	$—	$10	$10	$—	$10

At December 31, 2022 and December 31, 2021 we had $692 million and $622 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of December 31, 2022 we did not have any active fair value hedges on our MPF Loans.

For the years ending December 31,	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
2022
Available-for-sale debt securities	$2,368	$(2,427)	$(59)
Advances	1,535	(1,418)	117
Consolidated obligation bonds	(3,112)	2,905	(207)
Other	—	1	1
Total	$791	$(939)	$(148)
2021
Available-for-sale debt securities	$478	$(757)	$(279)
Advances	325	(533)	(208)
Consolidated obligation bonds	(180)	409	229
Other	—	(1)	(1)
Total	$623	$(882)	$(259)
2020
Available-for-sale debt securities	$(1,046)	$864	$(182)
Advances	(632)	416	(216)
Consolidated obligation bonds	271	(148)	123
Other	—	1	1
Total	$(1,407)	$1,133	$(274)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
As of December 31, 2022
Available-for-sale securities	$16,918	$(2,016)	$345	$(1,671)
Advances	19,790	(1,192)	2	(1,190)
Consolidated obligation bonds	47,416	(3,102)	(12)	(3,114)
Other	211	—	4	4

As of December 31, 2021
Available-for-sale securities	$14,412	$335	$421	$756
Advances	19,720	225	2	227
Consolidated obligation bonds	36,335	(192)	(16)	(208)
Other	265	—	6	6

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

For cash flow hedges the entire change in the fair value of the hedging instrument is recorded in AOCI and reclassified into earnings (net interest income) as the hedged item affects earnings. Hedge effectiveness testing is performed to determine whether hedge accounting is qualified.

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 7 years. We reclassify amounts in AOCI into our Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. The deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months were immaterial as of December 31, 2022. We are not using the cash flow hedge strategy for new transactions at this time, as we used LIBOR as the benchmark interest rate for cash flow hedges and we are not entering into new LIBOR-linked transactions.

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

For the years ending December 31,	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income

2022
Discount notes	$114	$2
Bonds	—	(1)
Total	$114	$1

2021
Discount notes	$35	$(18)
Bonds	—	(1)
Total	$35	$(19)

2020
Discount notes	$(48)	$(20)
Bonds	—	(1)
Total	$(48)	$(21)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	December 31, 2022	December 31, 2021
Consolidated obligation discount notes - carrying amount	$59,531	$24,563
Consolidated obligation discount notes - principal amount	59,814	24,565
Weighted Average Interest Rate	4.15%	0.05%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2022	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$11,292	1.99%	$50,355
One to two years	12,814	1.77%	4,592
Two to three years	7,994	1.93%	1,969
Three to four years	13,407	1.33%	2,625
Four to five years	5,366	2.28%	953
Thereafter	10,401	2.20%	780
Total par value	$61,274	1.85%	$61,274

The following table presents consolidated obligation bonds outstanding by call feature.

As of	December 31, 2022	December 31, 2021
Noncallable	$16,775	$24,516
Callable	44,499	39,087
Par value	61,274	63,603
Fair value hedging adjustments	(3,114)	(208)
Other adjustments	(44)	(22)
Consolidated obligation bonds	$58,116	$63,373

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated.

As of	December 31, 2022	December 31, 2021
Fixed-rate	$50,872	$40,842
Variable-rate	1,120	18,320
Step-up	9,282	4,441
Par value	$61,274	$63,603

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of December 31, 2022 and December 31, 2021. Refer to Note 16 - Commitments and Contingencies for further details.

Par values as of	December 31, 2022			December 31, 2021
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$712,178	$469,565	$1,181,743	$441,936	$210,926	$652,862
FHLB Chicago as primary obligor	61,274	59,814	121,088	63,603	24,565	88,168
As a percent of the FHLB System	9%	13%	10%	14%	12%	14%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 - Affordable Housing Program

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an Affordable Housing Program (AHP) by each FHLB. Through this program, we provide subsidies in the form of direct grants for members to support the acquisition, construction, and/or rehabilitation of affordable housing. Annually, each FHLB must set aside for its AHP the greater of 10% of its current year's income subject to assessments (e.g., excluding any interest expense related to MRCS), or the prorated sum required to ensure the aggregate contribution by the FHLBs is no less than $100 million. The exclusion of interest expense related to MRCS is a regulatory calculation that was established by the FHFA. Interest expense related to MRCS for 2022, 2021, and 2020, was $16 million, $12 million, and $15 million. We accrue the AHP expense monthly based on our income subject to assessments and recognize an AHP liability. As subsidies are provided, the AHP liability is reduced.

The following table summarizes the changes in the AHP payable for the periods indicated.

For the years ended December 31,	2022	2021	2020
AHP balance at beginning of year	$85	$89	$84
AHP expense accrual	48	32	43
Cash disbursements for AHP	(34)	(36)	(38)
AHP balance at end of year	$99	$85	$89

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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

Minimum Capital Requirements

We are subject by FHFA regulation to the following three capital requirements:

•Total regulatory capital ratio;

•Leverage capital ratio; and

•Risk-based capital.

For purposes of calculating our compliance with these minimum capital requirements in effect:

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

As of	December 31, 2022		December 31, 2021
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$5,074	$7,801	$3,878	$6,656
Total regulatory capital ratio	4.00%	6.15%	4.00%	6.87%
Leverage capital	$6,343	$11,701	$4,848	$9,984
Leverage capital ratio	5.00%	9.22%	5.00%	10.30%
Risk-based capital	$1,786	$7,801	$1,297	$6,656

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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

Capital Concentration

None of our members (including any successor) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of December 31, 2022.

Mandatorily Redeemable Capital Stock (MRCS)

The following table shows our MRCS redemption terms by year payable.

As of December 31, 2022	Amount
One to two years	1
Three to four years	245	[a]
Four to five years	2
Mandatorily Redeemable Capital Stock	248
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

Repurchase of Excess Capital Stock

Members may request repurchases of excess stock on any business day. Additionally, on a monthly basis, the Bank repurchases excess capital stock held by each member or former member that exceeds certain limits set by the Bank. All repurchases of excess capital stock, including any future monthly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices.

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On January 24, 2023 our Board of Directors declared a 7.1250% cash dividend (annualized) for Class B1 activity stock and a 3.0625% cash dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the fourth quarter of 2022. This dividend totaled $52 million (recorded as $48 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and was paid on February 15, 2023. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Noncredit OTTI -	Net Unrealized - Cash Flow Hedges
For the years ended December 31,	Available-for-sale Debt Securities	Held-to-maturity Debt Securities		Post-Retirement Plans	AOCI
2022
Beginning balance	$366	$—	$(11)	$(13)	$342
Other comprehensive income before reclassification - recorded to the Statements of Condition	(545)	—	114	—	(431)
Amounts reclassified in period to Statements of Income:
Net interest income			(1)		(1)
Noninterest expense				2	2
Ending balance	$(179)	$—	$102	$(11)	$(88)

2021
Beginning balance	$292	$—	$(65)	$(20)	$207
Other comprehensive income before reclassification - recorded to the Statements of Condition	75	—	35	(1)	109
Amounts reclassified in period to Statements of Income:
Net interest income			19		19
Noninterest income	(1)	—			(1)
Noninterest expense				8	8
Ending balance	$366	$—	$(11)	$(13)	$342

2020
Beginning balance	$104	$(85)	$(38)	$(10)	$(29)
Other comprehensive income before reclassification - recorded to the Statements of Condition	194	85	(48)	(19)	212
Amounts reclassified in period to Statements of Income:
Net interest income			21		21
Noninterest income	(6)	—			(6)
Noninterest expense				9	9
Ending balance	$292	$—	$(65)	$(20)	$207

Federal Home Loan Bank of Chicago
Notes to Financial Statements
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

Relevant information concerning the Pension Plan is outlined below:

•The Pension Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333.
•A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the Pension Plan year ended June 30, 2022, as of the date of filing of this Form 10-K filing.
•Our contribution for each of the years ending December 31, 2022 and December 31, 2021 was not more than 5% of the total contributions to the Pension Plan. Our contribution for the year ending December 31, 2020 was more than 5% of the total contributions to the Pension Plan.
•The Pension Plan is not a collective bargaining agreement.
•We did not pay any surcharges to the Pension Plan.
•There was no funding improvement plan or rehabilitation plan implemented, nor is any such plan pending.

Contributions to the Pension Plan include both mandatory amounts required under federal law and discretionary contributions to improve the Plan's funded status. The Moving Ahead for Progress in the 21st Century Act (“MAP-21”), enacted in 2012, provided temporary relief for employers like the Bank who participate in plans for which funding contributions are determined under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows the Bank to use a 25-year average discount rate within an upper and lower range rather than the current discount rate when determining its minimum funding obligation. In effect, the discount rate under MAP-21 is higher than the current discount rate, which reduces the Bank’s minimum funding obligation and expense recognized into earnings.This is due to the inverse relationship between the discount rate and the pension liability and expense - that is, the higher the discount rate, the lower the liability and expense amount. This discount rate relief was extended in 2014 when the Highway and Transportation Funding Act (“HATFA”) was signed into law. The discount rate relief was extended again through the year 2020 (with graduated increases each year thereafter until expiring in 2023) when the Bipartisan Budget Act of 2015 (“BBA 2015”) was enacted in 2015. Additional discount rate relief was extended in 2021 through the American Rescue Plan of 2021 ("ARPA").

The following table provides details on our multiemployer Pension Plan. The funded status is calculated as the market value of plan assets divided by the funding target and reflects contributions received through the plan year ended June 30.

Pension Plan	2022	2021	2020
Net pension cost (minimum required contribution) including administrative fees, charged to compensation and benefits expense for the years ended December 31,	$2	$4	$18
Prepaid pension contributions, in other assets, as of December 31,	63	64	67
Plan funded status as of the plan years ended June 30,	119%	130%	108%
Our portion of plan funded status as of the plan years ended June 30,	159%	180%	145%
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

Assets for which fair value approximates carrying amount. Due to the short-term nature and negligible credit risk, we use the carrying amount to estimate fair value of cash and due from banks, interest-bearing deposits, federal funds sold, securities purchased under agreements to resell, and accrued interest receivable.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Non-MBS securities - SBA, agency bonds and housing development bonds. We use one third party pricing vendor to measure the fair value of these securities. If available, we compare the prices received from that service to two other third party pricing vendors to determine if the price is reasonable. If no other third party prices are available, we validate against internal models.

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

•Target spread assumption.The target spread relative to the cost of funds that we expect to earn for a given advance.

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
As of December 31, 2022
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,605	$2,605	$2,605
Federal funds sold and securities purchased under agreements to resell	24,943	24,943		$24,943
Held-to-maturity debt securities	1,431	1,419		1,412	$7
Advances	65,627	65,581		65,581
MPF Loans held in portfolio, net	10,154	8,973		8,962	11
Other assets	351	351		351
Carried at fair value on a recurring basis
Trading debt securities	3	3		3
Available-for-sale debt securities	20,700	20,700		20,700
Advances	661	661		661
Derivative assets	25	25		1,111		$(1,086)
Other assets	109	109		109
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	6	6			6
Financial assets	126,615	$125,376	$2,605	$123,833	$24	$(1,086)
Other non financial assets	238
Assets	$126,853
Carried at amortized cost
Deposits	$(571)	$(571)		$(571)
Consolidated obligation discount notes	(59,278)	(59,264)		(59,264)
Consolidated obligation bonds	(57,398)	(55,766)		(55,766)
Mandatorily redeemable capital stock	(248)	(248)	$(248)
Other liabilities	(240)	(240)		(240)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(253)	(253)		(253)
Consolidated obligation bonds	(718)	(718)		(718)
Derivative liabilities	(10)	(10)		(2,872)		$2,862
Financial liabilities	(118,716)	$(117,070)	$(248)	$(119,684)	$—	$2,862
Other non financial liabilities	(672)
Liabilities	$(119,388)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

As of December 31, 2021
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$900	$900	$900
Federal funds sold and securities purchased under agreements to resell	12,267	12,267		$12,267
Held-to-maturity debt securities	1,801	1,832		1,822	$10
Advances	46,876	47,108		47,108
MPF Loans held in portfolio, net	9,839	9,908		9,900	8
Other assets	83	83		83
Carried at fair value on a recurring basis
Trading debt securities	954	954		954
Available-for-sale debt securities	22,706	22,706		22,706
Advances	1,173	1,173		1,173
Derivative assets	14	14		70		$(56)
Other assets	104	104		104
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	4	4			4
Financial assets	96,721	$97,053	$900	$96,187	$22	$(56)
Other non financial assets	233
Assets	$96,954
Carried at amortized cost
Deposits	$(1,034)	$(1,034)		$(1,034)
Consolidated obligation discount notes	(24,563)	(24,563)		(24,563)
Consolidated obligation bonds	(62,708)	(62,585)		(62,585)
Mandatorily redeemable capital stock	(247)	(247)	$(247)
Other liabilities	(116)	(116)		(116)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(665)	(665)		(665)
Derivative liabilities	(32)	(32)		(527)		$495
Financial liabilities	(89,365)	$(89,242)	$(247)	$(89,490)	$—	$495
Other non financial liabilities	(837)
Liabilities	$(90,202)

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

Available-For-Sale
PLMBS
For the years ended December 31,	2020
Balance at beginning of period	$35
Gain (loss) included in earnings -
Gain (loss) on sale	6
Interest income	2
Gain (loss) included in OCI -
Net unrealized on AFS securities	(6)
Sales	(32)
Paydowns and settlements	(5)
Balance at end of period	$—
Unrealized gains (losses) recorded in earnings and attributable to instruments still held at period end	$—

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

For the years ended December 31,	2022	2021	2020
Advances	$(73)	$(46)	$64
Discount notes	2	—	—
Bonds	23	4	(3)
Other	(8)	(4)	(1)
Noninterest income - Instruments held under fair value option	$(56)	$(46)	$60

The following table reflects the difference between the aggregate UPB outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

	December 31, 2022		December 31, 2021
As of	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$680	$741	$1,117	$666
Fair value over (under) UPB	(19)	(23)	56	(1)
Fair value	$661	$718	$1,173	$665

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 16 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	December 31, 2022				December 31, 2021
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$4,485	$6,265	[a]	$10,750	$4,285	$7,032	[a]	$11,317
MPF delivery commitments	93	—		93	366	—		366
Advance commitments	76	5		81	43	2		45
Housing authority standby bond purchase agreements	56	485		541	25	477		502
Unsettled consolidated obligation bonds	65	—		65	378	—		378
Other	2	—		2	3	—		3
Commitments	$4,777	$6,755		$11,532	$5,100	$7,511		$12,611
a    Contains $5.8 billion and $6.1 billion of member standby letters of credit at December 31, 2022 and December 31, 2021, which were renewable annually.

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

Housing authority standby bond purchase agreements. We enter into agreements with state housing authorities within our district to provide them liquidity for a fee. Specifically, if required under the terms of the agreement, we purchase and hold a state housing authority's bonds until their designated marketing agent can find a suitable investor or the state housing authority repurchases the bond. These standby bond purchase commitments have original expiration periods of up to 5 years, expiring no later than 2027, although some may be renewable at our option. We purchased no bonds under these agreements during the periods presented above.

Advance commitments. We enter into forward-starting advances, which lock in a predetermined interest rate for an advance that will be funded at a future date subject to certain conditions.

MPF delivery commitments. Includes delivery commitments to purchase all MPF Loans, including MPF Loans we hold in our portfolio and MPF Loans that are subsequently sold or securitized.

Contingencies

Joint and Several Liability on Behalf of Another FHLB. We have a contingent obligation for the payment of principal and interest on consolidated obligations of all the FHLBs resulting from our joint and several liability. We did not expect to pay any additional amounts under our joint and several liability as of December 31, 2022 and December 31, 2021.

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

As of	December 31, 2022	December 31, 2021
Assets - Advances	$386	$235
Liabilities - Deposits	3	15
Equity - Capital Stock	18	18

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. These transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.

In addition, we provide programmatic and operational support in our role as the administrator of the MPF Program on behalf of the other MPF Banks for a membership and volume-based administration fee.

Material transactions with other FHLBs are identified on the face of our Financial Statements.

Federal Home Loan Bank of Chicago
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		By:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	March 8, 2023		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		By:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	March 8, 2023		(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Ericson	President and Chief Executive Officer (Principal Executive Officer)	March 8, 2023
Michael A. Ericson

/s/ Virxhini Gjonzeneli	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2023
Virxhini Gjonzeneli

*/s/ James T. Ashworth	Chairperson of the Board of Directors	March 8, 2023
James T. Ashworth

*/s/ Joseph Fazio III	Vice Chairperson of the Board of Directors	March 8, 2023
Joseph Fazio III

*/s/ Edward P. Brady	Director	March 8, 2023
Edward P. Brady

*/s/ Mary J. Cahillane	Director	March 8, 2023
Mary J. Cahillane

*/s/ Mark J. Eppli	Director	March 8, 2023
Mark J. Eppli

*/s/ Michelle L. Gross	Director	March 8, 2023
Michelle L. Gross

*/s/ James H. Hegenbarth	Director	March 8, 2023
James H. Hegenbarth
S-1

Federal Home Loan Bank of Chicago

Signature	Title	Date

*/s/ Betsy A. Johnson	Director	March 8, 2023
Betsy A. Johnson

*/s/ Phyllis Lockett	Director	March 8, 2023
Phyllis Lockett

*/s/ David J. Loundy	Director	March 8, 2023
David J. Loundy

*/s/ Kevin L. Newell	Director	March 8, 2023
Kevin L. Newell

*/s/ Michael G. O'Rourke	Director	March 8, 2023
Michael G. O'Rourke

*/s/ John K. Reinke	Director	March 8, 2023
John K. Reinke

*/s/ Lois A. Scott	Director	March 8, 2023
Lois A. Scott

*/s/ Ty R. Taylor	Director	March 8, 2023
Ty R. Taylor

*/s/ Daniel G. Watts	Director	March 8, 2023
Daniel G. Watts

*/s/ Maria E. Wynne	Director	March 8, 2023
Maria E. Wynne

*/s/ Andrea L. Zopp	Director	March 8, 2023
Andrea L. Zopp

* By: /s/ Laura M. Turnquest		March 8, 2023
Laura M. Turnquest, Attorney-in-fact

S-2