Form 10-Q
period 2023-03-31
Federal Home Loan Bank of Chicago
filed 2023-05-09
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, the registrant had 37,920,825 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	March 31, 2023	December 31, 2022
Assets
Cash and due from banks	$39	$35
Interest-bearing deposits	2,570	2,570
Federal funds sold	7,175	6,443
Securities purchased under agreements to resell	12,745	18,500
Investment debt securities -
Trading, $— and $— pledged as collateral that may be repledged	3	3
Available-for-sale, $22,718 and $20,879 amortized cost, includes $804 and $692 pledged as collateral that may be repledged	22,377	20,700
Held-to-maturity, $636 and $1,419 carried at fair value	642	1,431
Investment debt securities	23,022	22,134
Advances, $646 and $661 carried at fair value	79,584	66,288
MPF Loans held in portfolio, net of $(5) and $(5) allowance for credit losses	10,174	10,160
Derivative assets	39	25
Other assets, $64 and $109 carried at fair value	706	698
net of $(7) and $(7) allowance for credit losses
Assets	$136,054	$126,853

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$102	$94
Demand and overnight - interest-bearing, $11 and $11 from other FHLBs	744	477
Deposits	846	571
Consolidated obligations, net -
Discount notes, $5,037 and $253 carried at fair value	50,970	59,531
Bonds, $711 and $718 carried at fair value	74,474	58,116
Consolidated obligations, net	125,444	117,647
Derivative liabilities	101	10
Affordable Housing Program assessment payable	105	99
Mandatorily redeemable capital stock	247	248
Other liabilities	1,353	813
Liabilities	128,096	119,388
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 29 and 23 million shares issued and outstanding	2,863	2,310
Class B2 membership stock, 7 and 7 million shares issued and outstanding	682	679
Capital stock - putable, $100 and $100 par value per share	3,545	2,989
Retained earnings - unrestricted	3,845	3,778
Retained earnings - restricted	814	786
Retained earnings	4,659	4,564
Accumulated other comprehensive income (loss) (AOCI)	(246)	(88)
Capital	7,958	7,465
Liabilities and capital	$136,054	$126,853

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,
	2023	2022
Interest income	$1,582	$227
Interest expense	1,360	72
Net interest income	222	155
Provision for (reversal of) credit losses	—	1
Net interest income after provision for (reversal of) credit losses	222	154

Noninterest income -
Trading securities	—	(3)
Derivatives	(6)	29
Instruments held under the fair value option	(9)	(28)
MPF fees, $6 and $6 from other FHLBs	8	10
Other, net	3	2
Noninterest income (loss)	(4)	10

Noninterest expense -
Compensation and benefits	32	29
Nonpayroll operating expenses	21	21
Federal Housing Finance Agency and Office of Finance	5	6
Other, net	1	2
Noninterest expense	59	58

Income before assessments	159	106

Affordable Housing Program assessment	16	11

Net income	$143	$95

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,
	2023	2022
Net income	$143	$95

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(162)	(218)
Net unrealized gain (loss) cash flow hedges	(17)	56
Postretirement plans	21	(3)
Other comprehensive income (loss)	(158)	(165)

Comprehensive income (loss)	$(15)	$(70)

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2022	23	$2,310	7	$679	$3,778	$786	$(88)	$7,465
Comprehensive income (loss)					115	28	(158)	(15)
Issuance of capital stock	14	1,336	—	—				1,336
Repurchases of capital stock	—	—	(8)	(779)				(779)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(1)				(1)
Transfers between classes of capital stock	(8)	(783)	8	783
Cash dividends - class B1 annualized rate and amount		7.13%			(45)			(45)
Cash dividends - class B2 annualized rate and amount				3.06%	(3)			(3)
Total change in period excl. cumulative effect	6	553	—	3	67	28	(158)	493
March 31, 2023	29	$2,863	7	$682	$3,845	$814	$(246)	$7,958

December 31, 2021	14	$1,409	7	$740	$3,558	$703	$342	$6,752
Comprehensive income (loss)					76	19	(165)	(70)
Issuance of capital stock	3	287	—	—				287
Repurchases of capital stock	—	—	(2)	(248)				(248)
Capital stock reclassed to mandatorily redeemable capital stock liability	(1)	(54)	—	(2)				(56)
Transfers between classes of capital stock	(3)	(308)	3	308
Cash dividends - class B1 annualized rate and amount		5.00%			(20)			(20)
Cash dividends - class B2 annualized rate and amount				2.00%	(2)			(2)
Total change in period excl. cumulative effect	(1)	(75)	1	58	54	19	(165)	(109)
March 31, 2022	13	$1,334	8	$798	$3,612	$722	$177	$6,643

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,	2023	2022
Operating	Net cash provided by (used in) operating activities	$109	$467
Investing	Net change federal funds sold	(732)	(904)
	Net change securities purchased under agreements to resell	5,755	(3,005)
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	320	1,091
	Purchases	(1,168)	(1,076)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	1,762	2,113
	Purchases	(973)	(967)
	Advances -
	Principal collected	594,788	88,038
	Issued	(607,774)	(87,614)
	MPF Loans held in portfolio -
	Principal collected	199	416
	Purchases	(218)	(387)
	Other investing activities	(2)	(4)
	Net cash provided by (used in) investing activities	(8,043)	(2,299)
Financing	Net change deposits, $— and $— from other FHLBs	275	(327)
	Discount notes -
	Net proceeds from issuance	67,426	232,034
	Payments for maturing and retiring	(76,006)	(230,139)
	Consolidated obligation bonds -
	Net proceeds from issuance	18,519	5,709
	Payments for maturing and retiring	(2,783)	(5,475)
	Capital stock -
	Proceeds from issuance	1,336	287
	Repurchases	(779)	(248)
	Cash dividends paid	(48)	(22)
	Other financing activities	(2)	(1)
	Net cash provided by (used in) financing activities	7,938	1,818
	Net increase (decrease) in cash and due from banks	4	(14)
	Cash and due from banks at beginning of period	35	45
	Cash and due from banks at end of period	$39	$31

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited condensed financial statements and the accompanying notes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2022, included in our 2022 Annual Report on Form 10-K (2022 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, "Downpayment Plus", "DPP", Downpayment Plus Advantage", "DPP Advantage", and "Community First" are federally registered trademarks of the Federal Home Loan Bank of Chicago.

Refer to the Glossary of Terms starting on page 58 for the definitions of certain terms used herein.

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

Basis of Presentation

The basis of presentation pertaining to the consolidation of our variable interest entities has not changed since we filed our 2022 Form 10-K.  The basis of presentation pertaining to our gross versus net presentation of derivative financial instruments also has not changed since we filed our 2022 Form 10-K. Refer to Note 1- Background and Basis of Presentation to the financial statements in our 2022 Form 10-K with respect to our basis of presentation for consolidation of variable interest entities and our gross versus net presentation of financial instruments for further details.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

During March of 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides relief for qualifying contract modifications related to reference rate reform related to receivables, payables and hedging relationships. The guidance was effective upon issuance and through December 31, 2024, as amended, except for certain optional expedients elected for hedging relationships, which should be retained for the duration of the hedge term. The Bank elected to implement certain optional expedients in the first quarter of 2023. Application of these provisions did not have a material impact on the financial statements.

During March 2022, the FASB issued ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. This ASU broadens the availability of fair value hedging to non-prepayable and prepayable portfolios. The guidance on hedging multiple layers in a closed portfolio is applied prospectively. The guidance on the accounting for fair value basis adjustments is applied on a modified retrospective basis. Further, an entity may reclassify debt securities from held-to-maturity to available for sale if it includes them in a closed portfolio that is hedged under the portfolio layer method. This ASU is effective for the Bank starting January 1, 2023. The Bank has not elected to apply this guidance as of this reporting period, but may do so in the future.

Also during March 2022, the FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures to eliminate the recognition and measurement guidance for troubled debt restructurings for creditors that have adopted Current Expected Credit Losses (CECL) methodology. The ASU also required enhanced disclosures about loan modifications for borrowers experiencing financial difficulty and required the presentation of gross write-offs by year of origination. ASU 2022-02 was effective for the Bank starting January 1, 2023. The Bank elected to implement the guidance prospectively. The adoption of the ASU did not have a material impact on the financial statements.

Our significant accounting policies adopted through December 31, 2022, can be found in Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2022 Form 10-K including details on any cumulative effect adjustments.

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

No relevant accounting standards were recently issued but not yet adopted.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

	Three months ended March 31,
	2023	2022
Interest income -

Available-for-sale interest income	$297	$28
Available-for-sale prepayment fees	—	36
Available-for-sale	297	64

Held-to-maturity	20	7

Investment debt securities	317	71

Advances interest income	939	77
Advances prepayment fees	—	10
Advances	939	87

MPF Loans held in portfolio	80	65
Federal funds sold	127	2
Securities purchased under agreements to resell	67	1
Interest-bearing deposits	52	1

Interest income	1,582	227

Interest expense -

Consolidated obligations -
Discount notes	673	12
Bonds	672	56

Other	15	4

Interest expense	1,360	72

Net interest income	$222	$155

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Debt Securities

We classify debt securities as either trading, held-to-maturity (HTM), or available-for-sale (AFS). Our security disclosures within these classifications are disaggregated by major security types as shown below. Our major security types are based on the nature and risks of the security:

•U.S. Government & other government related - may consist of the sovereign debt of the United States; debt issued by GSEs; debt issued by the Tennessee Valley Authority; and securities guaranteed by the Small Business Administration (SBA).
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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	March 31, 2023	December 31, 2022
MBS
GSE	$3	$3
Trading debt securities	$3	$3

The following table presents our gains and losses on trading debt securities recorded in noninterest income - other, net.

	Three months ended March 31,
	2023	2022
Net unrealized gains (losses) on securities held at period end	$—	$(3)
Net gains (losses) on trading debt securities	$—	$(3)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of March 31, 2023
U.S. Government & other government related	$2,195		$2	$(109)	$2,088
State or local housing agency	8		—	—	8
FFELP ABS	2,100		46	(9)	2,137
MBS
GSE	18,319		18	(290)	18,047
Government guaranteed	96		1	—	97
Available-for-sale debt securities	$22,718		$67	$(408)	$22,377

As of December 31, 2022
U.S. Government & other government related	$2,219		$1	$(132)	$2,088
State or local housing agency	8		—	—	8
FFELP ABS	2,253		61	(10)	2,304
MBS
GSE	16,285		45	(145)	16,185
Government guaranteed	114		1	—	115
Available-for-sale debt securities	$20,879		$108	$(287)	$20,700
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of March 31, 2023
U.S. Government & other government related	$434		$1	$(10)	$425
MBS
GSE	157		3	—	160
Government guaranteed	44		—	—	44
Other	7		—	—	7
Held-to-maturity debt securities	$642		$4	$(10)	$636

As of December 31, 2022
U.S. Government & other government related	$1,210		$—	$(14)	$1,196
MBS
GSE	164		3	—	167
Government guaranteed	49		—	—	49
Other	8		—	(1)	7
Held-to-maturity debt securities	$1,431		$3	$(15)	$1,419
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

	Available-for-Sale		Held-to-Maturity
As of March 31, 2023	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$—	$—	$224	$225
Due after one year through five years	1,037	1,035	28	26
Due after five years through ten years	359	337	182	174
Due after ten years	807	724	—	—
MBS and FFELP ABS	20,515	20,281	208	211
Total debt securities	$22,718	$22,377	$642	$636

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of March 31, 2023
U.S. Government & other government related	$689	$(11)	$815	$(98)	$1,504	$(109)
State or local housing agency	3	—	5	—	8	—
FFELP ABS	335	(9)	—	—	335	(9)
MBS
GSE	13,764	(165)	2,280	(125)	16,044	(290)
Government guaranteed	29	—	—	—	29	—
Available-for-sale debt securities	$14,820	$(185)	$3,100	$(223)	$17,920	$(408)

As of December 31, 2022
U.S. Government & other government related	$1,130	$(60)	$386	$(72)	$1,516	$(132)
State or local housing agency	8	—	—	—	8	—
FFELP ABS	347	(10)	—	—	347	(10)
MBS
GSE	8,922	(89)	992	(56)	9,914	(145)
Government guaranteed	33	—	—	—	33	—
Available-for-sale debt securities	$10,440	$(159)	$1,378	$(128)	$11,818	$(287)

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

As of March 31, 2023	Par Value Amount		Weighted Average Contractual Interest Rate
Due in one year or less	$44,735	[a]	4.79%
One to two years	13,061	[a]	4.21%
Two to three years	5,212		3.31%
Three to four years	4,265		3.37%
Four to five years	4,270		3.68%
Five to fifteen years	8,393		2.61%
More than fifteen years	507		5.13%
Total	$80,443		4.24%
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

As of	March 31, 2023	December 31, 2022
Par value	$80,443	$67,457
Fair value hedging adjustments	(885)	(1,191)
Other adjustments	26	22
Advances	$79,584	$66,288

The following advance borrowers exceeded 10% of our advances outstanding.

As of March 31, 2023	Par Value		% of Total Outstanding
The Northern Trust Company	$11,100		13.8%
JPMorgan Chase Bank NA	11,000	[a]	13.7%
BMO Harris Bank NA	9,300		11.6%
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

As of	March 31, 2023	December 31, 2022
Medium term (15 years or less)	$1,490	$1,521
Long term (greater than 15 years)	8,549	8,502
Unpaid principal balance	10,039	10,023
Net premiums, credit enhancement, and/or deferred loan fees	160	163
Fair value hedging and delivery commitment basis adjustments	(20)	(21)
MPF Loans held in portfolio, before allowance for credit losses	10,179	10,165
Allowance for credit losses on MPF Loans	(5)	(5)
MPF Loans held in portfolio, net	$10,174	$10,160
Conventional mortgage loans	$9,254	$9,221
Government Loans	785	802
Unpaid principal balance	$10,039	$10,023

The above table excludes MPF Loans acquired under the MPF Xtra® and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2022 Form 10-K for information related to the accounting treatment of these off-balance sheet MPF Loan products.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2022 Form 10-K for further details regarding our accounting policies pertaining to allowances for credit losses.

Our allowances for credit losses are immaterial due to the nature of our credit enhancements, collateral support, and/or credit worthiness of our counterparties. See Note 8 - Allowance for Credit Losses to the financial statements in our 2022 Form 10-K for more information.

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses for MPF Loans.

	Three months ended March 31,
For the periods ending	2023	2022

Allowance for MPF credit losses beginning balance	$5	$5
MPF credit losses charged-off	—	(1)
Provision for (reversal of) MPF for credit losses	—	1
Allowance for MPF credit losses ending balance	$5	$5

Allowance for Credit Losses on Community First® Fund (the Fund)

As of March 31, 2023 and at December 31, 2022, we had $47 million in Fund loans outstanding, recorded in Other assets in our Condensed Statements of Condition.

As of March 31, 2023, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans.

	Three months ended March 31,
For the periods ending	2023	2022
Allowance for Fund loan credit losses beginning balance	$7	$7
Allowance for Fund loan credit losses ending balance	$7	$7

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	March 31, 2023			December 31, 2022
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2019 to 2023	Prior to 2019	Total	2018 to 2022	Prior to 2018	Total
Past due 30-59 days	$43	$29	$72	$34	$21	$55
Past due 60-89 days	5	7	12	7	6	13
Past due 90 days or more	8	25	33	17	18	35
Past due	56	61	117	58	45	103
Current	7,941	1,326	9,267	8,246	1,003	9,249
Total outstanding	$7,997	$1,387	$9,384	$8,304	$1,048	$9,352

As of	March 31, 2023			December 31, 2022
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$16	$6	$22	$19	$5	$24
Serious delinquency rate	0.38%	1.70%	0.49%	0.42%	1.90%	0.54%
Past due 90 days or more and still accruing interest	$4	$12	$16	$3	$15	$18
Loans on nonaccrual status	35	—	35	39	—	39
Loans on nonaccrual status with no allowance for credit losses	13	—	13	15	—	15

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	March 31, 2023	December 31, 2022
MPF Loans held in portfolio	$50	$51
HTM securities	3	9
AFS securities	84	81
Interest-bearing deposits	9	7
Federal funds sold	1	2
Securities purchased under agreements to resell	2	4
Advances	257	197
Accrued interest receivable	$406	$351

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Policies in our 2022 Form 10-K for our accounting policies for derivatives.

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

Managing Interest Rate Risk

We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate, such as the Secured Overnight Financing Rate (SOFR). We use cash flow hedges to hedge the variability in the total proceeds received from rolling forecasted zero-coupon discount note issuance, attributable to changes in the benchmark interest rate, by entering into pay-fixed interest rate swaps. We are not using the cash flow hedge strategy for new transactions at this time, as we used the London Interbank Offered Rate (LIBOR) as the benchmark interest rate for cash flow hedges and we are not entering into new LIBOR-linked transactions.

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

As of March 31, 2023, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value to the financial statements in our 2022 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into on or after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). We pledged no investment securities on our bilateral derivative transactions (that can be sold or repledged by our counterparty) as of March 31, 2023.

For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been immaterial at March 31, 2023.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to a third-party custodian will have a security interest in the amount of initial margin required to be posted and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of March 31, 2023, we exchanged initial margin with our bilateral derivative counterparties.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2022 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $804 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at March 31, 2023. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at March 31, 2023.

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

As of	March 31, 2023			December 31, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$106,914	$878	$2,490	$90,805	$1,092	$2,825
Derivatives not in hedge accounting relationships-
Interest rate contracts	6,974	13	22	2,420	17	47
Mortgage delivery commitments	297	2	1	142	—	—
Other	64	—	1	119	2	—
Derivatives not in hedge accounting relationships	7,335	15	24	2,681	19	47
Gross derivative amount before netting adjustments and cash collateral	$114,249	893	2,514	$93,486	1,111	2,872
Netting adjustments and cash collateral		(854)	(2,413)		(1,086)	(2,862)
Derivatives on Condensed Statements of Condition		$39	$101		$25	$10
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$1,854			$2,124
Cash collateral received and related accrued interest	295			348

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the noninterest income - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended March 31,
For the periods ending	2023	2022
Economic hedges -
Interest rate contracts	$10	$27
Mortgage delivery commitments	2	(5)
Other	(1)	7
Economic hedges	11	29
Variation margin on daily settled cleared derivatives	(17)	—
Noninterest income - Derivatives and hedging activities	$(6)	$29

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

	Derivative Assets
	As of March 31, 2023			As of December 31, 2022
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$816	$75	$891	$1,004	$107	$1,111
Netting adjustments and cash collateral	(779)	(75)	(854)	(999)	(87)	(1,086)
Derivatives with legal right of offset - net	37	—	37	5	20	25
Derivatives without legal right of offset	2	—	2	—	—	—
Derivatives on Condensed Statements of Condition	39	—	39	5	20	25
Net amount	$39	$—	$39	$5	$20	$25

	Derivative Liabilities
	As of March 31, 2023			As of December 31, 2022
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$2,352	$161	$2,513	$2,785	$87	$2,872
Netting adjustments and cash collateral	(2,338)	(75)	(2,413)	(2,775)	(87)	(2,862)
Derivatives with legal right of offset - net	14	86	100	10	—	10
Derivatives without legal right of offset	1	—	1	—	—	—
Derivatives on Condensed Statements of Condition	15	86	101	10	—	10
Less:
Noncash collateral received or pledged and cannot be sold or repledged	—	86	86	—	—	—
Net amount	$15	$—	$15	$10	$—	$10

At March 31, 2023 and December 31, 2022, we had $728 million and $692 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of March 31, 2023 we did not have any active fair value hedges on our MPF Loans.

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$(374)	$476	$102	$875	$(967)	$(92)
Advances	(167)	306	139	653	(674)	(21)
Consolidated obligation bonds	280	(614)	(334)	(1,275)	1,372	97
Total	$(261)	$168	$(93)	$253	$(269)	$(16)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of March 31, 2023	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$19,032	$(1,428)	$233	$(1,195)
Advances	23,278	(885)	—	(885)
Consolidated obligation bonds	57,479	(2,488)	(12)	(2,500)
Other	203	—	4	4

As of December 31, 2022
Available-for-sale securities	$16,918	$(2,016)	$345	$(1,671)
Advances	19,790	(1,192)	2	(1,190)
Consolidated obligation bonds	47,416	(3,102)	(12)	(3,114)
Other	211	—	4	4

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

For cash flow hedges, the entire change in the fair value of the hedging instrument is recorded in accumulated other comprehensive income (AOCI) and reclassified into earnings (net interest income) as the hedged item affects earnings. Hedge effectiveness testing is performed to determine whether hedge accounting is qualified.

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 7 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. There were no deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months as of March 31, 2023. We are not using the cash flow hedge strategy for new transactions at this time, as we used LIBOR as the benchmark interest rate for cash flow hedges and we are not entering into new LIBOR-linked transactions.

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

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$(8)	$9	$52	$(4)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 10 – Consolidated Obligations

The FHLBs issue consolidated obligations through the Office of Finance as their agent. Consolidated obligations consist of discount notes and consolidated obligation bonds. Consolidated obligation discount notes are issued to raise short-term funds, are issued at less than their face amount and redeemed at par value when they mature. The maturity of consolidated obligation bonds may range from less than one year to over 20 years, but they are not subject to any statutory or regulatory limits on maturity.

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2023	December 31, 2022
Consolidated obligation discount notes - carrying amount	$50,970	$59,531
Consolidated obligation discount notes - principal amount	51,388	59,814
Weighted Average Interest Rate	4.72%	4.15%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of March 31, 2023	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$21,608	2.08%	$64,655
One to two years	18,108	1.38%	5,272
Two to three years	11,770	1.56%	2,799
Three to four years	11,154	1.67%	2,515
Four to five years	4,462	2.41%	1,009
Thereafter	9,908	2.27%	760
Total par value	$77,010	1.82%	$77,010

The following table presents consolidated obligation bonds outstanding by call feature.

As of	March 31, 2023	December 31, 2022
Noncallable	$27,147	$16,775
Callable	49,863	44,499
Par value	77,010	61,274
Fair value hedging adjustments	(2,500)	(3,114)
Other adjustments	(36)	(44)
Consolidated obligation bonds	$74,474	$58,116

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2023, and December 31, 2022. See Note 16 - Commitments and Contingencies in our 2022 Form 10-K for further details.

Par value as of	March 31, 2023			December 31, 2022
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$957,391	$521,277	$1,478,668	$712,178	$469,565	$1,181,743
FHLB Chicago as primary obligor	77,010	51,388	128,398	61,274	59,814	121,088
As a percent of the FHLB System	8%	10%	9%	9%	13%	10%

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 – Capital and Mandatorily Redeemable Capital Stock (MRCS)

Under our Capital Plan our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. All stock that supports a member’s activity stock requirement with the Bank is classified as Class B1 activity stock. Any additional amount of stock necessary for the total amount of Class B stock held to equal a member’s minimum investment amount will be classified as Class B2 membership stock. Members purchase Class B2 membership stock to satisfy their membership stock requirement with the Bank. Stock held in excess of a member’s minimum investment requirement is classified as Class B2 excess capital stock. See Note 12 – Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2022 Form 10-K for further information on our capital stock and MRCS.

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements in Note 12 – Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2022 Form 10-K. We complied with our minimum regulatory capital requirements as shown below.

As of	March 31, 2023		December 31, 2022
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$5,442	$8,451	$5,074	$7,801
Total regulatory capital ratio	4.00%	6.21%	4.00%	6.15%
Leverage capital	$6,803	$12,676	$6,343	$11,701
Leverage capital ratio	5.00%	9.32%	5.00%	9.22%
Risk-based capital	$2,005	$8,451	$1,786	$7,801

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

The following members (including any successor) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of March 31, 2023.

As of March 31, 2023	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Harris Bank NA	$420	11.1%	$—
The Northern Trust Company	399	10.5%	—

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On April 26, 2023 our Board of Directors declared a 7.38% dividend (annualized) for Class B1 activity stock and a 3.19% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2023. This dividend totaled $59 million (recorded as $55 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on May 15, 2023. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post - Retirement Plans	Total in AOCI
Three months ended March 31, 2023
Beginning balance	$(179)	$102	$(11)	$(88)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(162)	(8)	22	(148)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(9)		(9)
Noninterest expense			(1)	(1)
Ending balance	$(341)	$85	$10	$(246)
Three months ended March 31, 2022
Beginning balance	$366	$(11)	$(13)	$342
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(218)	52	(4)	(170)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	4		4
Noninterest expense			1	1
Ending balance	$148	$45	$(16)	$177

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 - Fair Value

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the Condensed Statements of Condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We measure instrument-specific credit risk attributable to our consolidated obligations based on our nonperformance risk, which includes the credit risk associated with the joint and several liability of other FHLBs (see Note 16 - Commitments and Contingencies in our 2022 Form 10-K). As a result, we did not recognize any instrument-specific credit risk attributable to our consolidated obligations that are carried at fair value. See Note 2 - Summary of Significant Accounting Policies in our 2022 Form 10-K for our fair value policies and Note 15 - Fair Value in our 2022 Form 10-K for our valuation techniques and significant inputs. See Note 9 - Derivatives and Hedging Activities for more information on the Netting and Cash Collateral amounts. The net carrying amount in the below table is net of any allowance for credit losses.

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
March 31, 2023
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,609	$2,609	$2,609
Federal funds sold and securities purchased under agreements to resell	19,920	19,920		$19,920
Held-to-maturity debt securities	642	636		629	$7
Advances	78,938	78,880		78,880
MPF Loans held in portfolio, net	10,171	9,191		9,180	11
Other assets	406	406		406
Carried at fair value on a recurring basis
Trading debt securities	3	3		3
Available-for-sale debt securities	22,377	22,377		22,377
Advances	646	646		646
Derivative assets	39	39		893		$(854)
Other assets	64	64		64
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	3	3			3
Financial assets	135,818	$134,774	$2,609	$132,998	$21	$(854)
Other nonfinancial assets	236
Assets	$136,054

Carried at amortized cost
Deposits	$(846)	$(846)		$(846)
Consolidated obligation discount notes	(45,933)	(45,928)		(45,928)
Consolidated obligation bonds	(73,763)	(72,162)		(72,162)
Mandatorily redeemable capital stock	(247)	(247)	$(247)
Other liabilities	(307)	(307)		(307)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(5,037)	(5,037)		(5,037)
Consolidated obligation bonds	(711)	(711)		(711)
Derivative liabilities	(101)	(101)		(2,514)		$2,413
Financial liabilities	(126,945)	$(125,339)	$(247)	$(127,505)	$—	$2,413
Other nonfinancial liabilities	(1,151)
Liabilities	$(128,096)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2022
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,605	$2,605	$2,605
Federal funds sold and securities purchased under agreements to resell	24,943	24,943		$24,943
Held-to-maturity debt securities	1,431	1,419		1,412	$7
Advances	65,627	65,581		65,581
MPF Loans held in portfolio, net	10,154	8,973		8,962	11
Other assets	351	351		351
Carried at fair value on a recurring basis
Trading debt securities	3	3		3
Available-for-sale debt securities	20,700	20,700		20,700
Advances	661	661		661
Derivative assets	25	25		1,111		$(1,086)
Other assets	109	109		109
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	6	6			6
Financial assets	126,615	$125,376	$2,605	$123,833	$24	$(1,086)
Other nonfinancial assets	238
Assets	$126,853
Carried at amortized cost
Deposits	$(571)	$(571)		$(571)
Consolidated obligation discount notes	(59,278)	(59,264)		(59,264)
Consolidated obligation bonds	(57,398)	(55,766)		(55,766)
Mandatorily redeemable capital stock	(248)	(248)	$(248)
Other liabilities	(240)	(240)		(240)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(253)	(253)		(253)
Consolidated obligation bonds	(718)	(718)		(718)
Derivative liabilities	(10)	(10)		(2,872)		$2,862
Financial liabilities	(118,716)	$(117,070)	$(248)	$(119,684)	$—	$2,862
Other nonfinancial liabilities	(672)
Liabilities	$(119,388)

We had no transfers between levels for the periods shown.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. Financial instruments for which we elected the fair value option along with their related fair value are shown on our Condensed Statements of Condition. Refer to Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2022 Form 10-K for further details.

The following table presents the gains (losses) in fair values of financial assets and liabilities carried at fair value under the fair value option, which are recognized in noninterest income - instruments held under the fair value option in our Condensed Statements of Income.

	Three months ended March 31,
	2023	2022
Advances	$7	$(39)
Discount notes	(9)	—
Bonds	(7)	14
Other	—	(3)
Noninterest income - Instruments held under the fair value option	$(9)	$(28)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	March 31, 2023		December 31, 2022
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$658	$727	$680	$741
Fair value over (under) UPB	(12)	(16)	(19)	(23)
Fair value	$646	$711	$661	$718

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	March 31, 2023				December 31, 2022
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$4,771	$5,694	[a]	$10,465	$4,485	$6,265	[a]	$10,750
MPF delivery commitments	215	—		215	93	—		93
Advance commitments	74	5		79	76	5		81
Housing authority standby bond purchase agreements	119	415		534	56	485		541
Unsettled consolidated obligation bonds	1,471	—		1,471	65	—		65
Other	2	—		2	2	—		2
Commitments	$6,652	$6,114		$12,766	$4,777	$6,755		$11,532
a    Contains $5.1 billion and $5.8 billion of member standby letters of credit as of March 31, 2023, and December 31, 2022, which were renewable annually.

For a description of defined terms see Note 16 - Commitments and Contingencies to the financial statements in our 2022 Form 10-K.

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

As of	March 31, 2023	December 31, 2022
Assets - Advances	$568	$386
Liabilities - Deposits	5	3
Equity - Capital Stock	25	18

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. These transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.

In addition, we provide programmatic and operational support in our role as the administrator of the MPF Program on behalf of the other MPF Banks for which we receive a membership and volume-based administration fee.

Material transactions with other FHLBs are identified on the face of our condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Other selected data at period end
Member standby letters of credit outstanding	$10,465	$10,750	$12,999	$13,080	$11,157
MPF Loans par value outstanding - FHLB System [a]	65,420	65,562	65,853	65,889	65,867
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	18,232	18,331	18,404	18,455	18,434
Number of members	660	671	668	669	670
Total employees (full and part time)	499	495	493	479	476
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$1,152	$1,321	$1,985	$2,358	$2,462
Quarterly number of PFIs funding MPF products - FHLB System	479	485	554	576	612
MPF Loans par value amounts funded - FHLB Chicago PFIs	$266	$387	$497	$636	$602
Quarterly number of PFIs funding MPF products - FHLB Chicago	148	154	171	167	172
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.21%	6.15%	6.77%	6.77%	6.95%
Market value of equity to book value of equity	107%	105%	105%	109%	106%
Primary mission asset ratio [b]	71.5%	72.0%	72.9%	73.1%	73.2%
Dividend rate class B1 activity stock-period paid	7.13%	6.50%	5.75%	5.13%	5.00%
Dividend rate class B2 membership stock-period paid	3.06%	2.75%	2.38%	2.13%	2.00%
Return on average assets	0.42%	0.43%	0.34%	0.36%	0.37%
Return on average equity	7.31%	7.33%	5.39%	5.33%	5.61%
Average equity to average assets	5.75%	5.87%	6.31%	6.75%	6.60%
Net yield on average interest-earning assets	0.67%	0.71%	0.52%	0.61%	0.62%
Cash dividends	$48	$37	$29	$24	$22
Dividend payout ratio	33.57%	27.61%	30.53%	26.37%	23.16%
a    Includes all MPF products, whether on or off our balance sheet. See Mortgage Partnership Finance Program beginning on page 8 in our 2022 Form 10-K for details on our various MPF products.
b    Annual average year to date basis. The FHFA issued an advisory bulletin that provides guidance relating to a primary mission asset ratio by which the FHFA will assess each FHLB's core mission achievement. See Mission Asset Ratio on page 5 in our 2022 Form 10-K for more information.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•general economic and market conditions, including the timing and volume of market activity, recession, prolonged inflation, unemployment rates, housing prices, the condition of the mortgage and housing markets, increased delinquencies and/or loss rates on mortgages, prolonged or delayed foreclosure processes, and the effects on, among other things, mortgage backed securities; disruptions in the credit and debt markets and the effect on future funding costs, sources, and availability; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations or programs, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; impacts from various measures to stimulate the economy and help borrowers refinance home mortgages; the impact of the occurrence of a major natural or other disaster, a pandemic such as the COVID-19 pandemic or other disruptive event; the impact of climate change; the impact of geopolitical uncertainties or conflicts, such as the conflict in Ukraine;

•political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, changes in the guidance, regulation, and legislation related to the FHLB System at 100: Focusing on the Future initiative, housing finance and GSE reform; changes in the Presidential Administration and the Congress; changes in our regulator or changes affecting our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 (Housing Act) or as may otherwise be issued by our regulator; the potential designation of us as a nonbank financial company subject to supervision by the Federal Reserve; any government failure to raise the U.S. Treasury debt ceiling;

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

•membership changes, including the loss of members through mergers and consolidations or as a consequence of regulatory requirements or otherwise; changes in the financial health of our members, including the resolution of some members; risks related to expanding our membership to include more institutions with regulators and resolution processes with which we have less experience;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors starting on page 20 in our 2022 Form 10-K.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2023 Financial Highlights

•Advances outstanding increased to $79.6 billion at March 31, 2023, compared to $66.3 billion at December 31, 2022, attributable to increased borrowings by our depository institutions, including in connection with the banking industry volatility that occurred in early March 2023.

•MPF Loans held in portfolio continued to remain steady at $10.2 billion at March 31, 2023, compared to $10.2 billion at December 31, 2022.

•Total investment securities increased to $23.0 billion at March 31, 2023, compared to $22.1 billion at December 31, 2022, primarily attributable to an increase in investment in GSE mortgage-backed securities.

•Total liquid assets decreased to $22.5 billion at March 31, 2023, compared to $27.5 billion at December 31, 2022. We intend to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $136.1 billion as of March 31, 2023, compared to $126.9 billion as of December 31, 2022.

•Letters of credit commitments remained steady at $10.5 billion at March 31, 2023, compared to $10.8 billion at December 31, 2022.

•We recorded net income of $143 million in the first quarter of 2023, up $48 million compared to the first quarter of 2022. The increase was primarily due to increased returns on our liquid assets as interest rates rose during the period.

•In the first quarter of 2023, noninterest income was $(4) million, a decrease of $14 million when compared to a $10 million gain for the first quarter of 2022. Losses from instruments held under the fair value option and derivatives used to hedge our market risk exposure were the primary driver of this decrease.

Summary and Outlook

First Quarter 2023 Dividends and Dividend Guidance

On April 26, 2023, the Board of Directors declared a dividend of 7.38% (annualized) for Class B1 activity stock and a dividend of 3.19% (annualized) for Class B2 membership stock, based on preliminary financial results for the first quarter of 2023. The dividend for the first quarter of 2023 will be paid by crediting members’ DID accounts on May 15, 2023. The Bank pays a higher dividend per share on activity stock compared to membership stock to recognize members’ support of the cooperative through the use of our products. The Bank expect to maintain a dividend of at least 7.38% (annualized) for Class B1 activity stock for the second and third quarters of 2023, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

On-Going Support Through Market Volatility

In March 2023, financial institutions across the country faced significant headwinds with volatility in the banking sector that had not been seen in more than a decade – compounded by the higher interest rate environment that started last year. Treasury market volatility also surged, as demonstrated by the 2-year Treasury yield moving more than 20 basis points (bps) for seven consecutive days, an event that has not occurred since 1985. In our District, many members bolstered collateral and tested access to their liquidity with the Bank as we worked diligently with member institutions to meet their funding needs and help them manage their balance sheets through customized solutions. Across the country, the mission and importance of the FHLBs was on full display as the FHLB System stepped-in to meet member demands. During the week of March 13, 2023, the FHLB System issued a combined $304 billion in consolidated obligations (excluding overnight discount notes). The Bank is committed to using its financial strength to support members and their communities through all economic cycles as it has done for the last 90 years.

Meeting Member Needs in 2023

Over the past quarter, the Bank has remained focused on finding new ways to better serve our members and their communities, through product development and engagement initiatives.

We are pleased to announce our Savings Amidst Volatile Environment (S.A.V.E.) Advance – a new advance opportunity to support members as they navigate the rapid rise in interest rates, volatile market, and its impact on their institutions. This opportunity provides all members and housing associates with a one-time discounted advance and flexibility when selecting the interest rate type, advance term, and transaction date to best meet their balance sheet needs. The S.A.V.E. Advance is available from May 1, 2023 through October 31, 2023.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Many teams within the Bank are hard at work to enhance member experience with our products and services. During the first quarter of 2023, we worked with members on an easy-to-use and more secure single sign-on system for eBanking and Affordable Housing Program (AHP) Online. For the future, we are working on expanding online self-service product execution, intuitive user interface and dashboards, centralized reporting and scheduling, as well as subscriptions and notifications for communications. We continue to accept eNotes (Electronic Promissory Notes) for residential collateral and plan to accept loans with eNotes into the MPF Program in the near future. We believe these changes will create a more consistent and streamlined experience for our members while also enhancing security.

At the end of March 2023, the FHFA wrapped-up their FHLB System at 100: Focusing on the Future initiative, as they reviewed the mission, membership eligibility requirements, products and services, among other facets of the FHLBs. For a discussion of this initiative, see Legislative and Regulatory Developments, starting on page 18 of our 2022 Form 10-K.

Investing in Member Communities

We continue to seek conversation with our members to drive innovation and meet the critical needs of their communities while also to providing vital support for affordable housing, down payment assistance, and economic development in our district. The Bank offers a wide array of community investment programs to our members and will share program updates throughout this year:

•The 2023 Downpayment Plus (DPP®) and Downpayment Plus Advantage® (DPP Advantage®) programs opened January 17, 2023. Participating members in DPP may reserve up to $700,000 in the general pool on a first-come, first-served basis to help their income-eligible borrowers with down payment and closing costs of up to $10,000, an increase from $6,000 in previous years. Participating members may also reserve up to $700,000 in the DPP Advantage pool, which allows members to access down payment assistance on behalf of income eligible homebuyers obtaining their first mortgages from nonprofit lenders.

•The 2023 AHP General Fund application round opened May 1, 2023 and closes on June 9, 2023. We plan to make award announcements in October 2023.

We recognize that additional funding would be beneficial in meeting community needs in affordable housing, as well as business and community development. In connection with that, our Board of Directors has allocated up to $30 million in additional discretionary funds for the following programs for 2023:

•Community First Accelerate Grants for Small Business;
•Community First Housing Counseling Resource Program;
•Community First Diverse Developer Initiative; and
•DPP.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Critical Accounting Policies and Estimates

For a detailed description of our Critical Accounting Policies and Estimates see page 39 in our 2022 Form 10-K.

There have been no significant changes to our critical accounting estimates subsequent to December 31, 2022.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	March 31, 2023			March 31, 2022			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$22,656	$317	5.60%	$24,208	$71	1.17%	$(5)	$251	$246
Advances	78,573	939	4.78%	55,101	87	0.63%	37	815	852
MPF Loans held in portfolio	10,158	80	3.15%	9,801	65	2.65%	2	13	15
Federal funds sold	11,315	127	4.49%	4,921	2	0.16%	3	122	125
Securities purchased under agreements to resell	6,035	67	4.44%	4,031	1	0.10%	1	65	66
Interest-bearing deposits	4,461	52	4.66%	1,518	1	0.26%	2	49	51
Other interest-earning assets	136	—	—%	83	—	—%	—	—	—
Interest-earning assets	133,334	1,582	4.75%	99,663	227	0.91%	$75	$1,280	$1,355
Noninterest-earning assets	1,468			1,748
Total assets	$134,802			$101,411

Consolidated obligation discount notes	$60,742	673	4.43%	$27,235	12	0.18%	$16	$645	$661
Consolidated obligation bonds	61,755	672	4.35%	64,084	56	0.35%	(2)	618	616
Other interest-bearing liabilities	1,123	15	5.34%	1,335	4	1.20%	(1)	12	11
Interest-bearing liabilities	123,620	1,360	4.40%	92,654	72	0.31%	$24	$1,264	$1,288
Noninterest-bearing liabilities	3,353			1,982
Total liabilities	$126,973			$94,636

Net yield on interest-earning assets	$133,334	$222	0.67%	$99,663	$155	0.62%	$50	$17	$67

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

•Interest income from investment debt securities increased due to higher market interest rates in 2023 compared to the same period in 2022.

•Interest income from advances increased primarily due to higher market interest rates in 2023 compared to the same period in 2022. In addition, increased borrowing from our depository members contributed to the increase in interest income.

•Interest income from MPF Loans held in portfolio increased primarily due to the higher mortgage rate environment increasing the yield earned on new loan originations in 2023 compared to the same period in 2022. In addition, interest income from MPF Loans increased due to a reduction in premium amortization expense in 2023 compared to 2022 as loan prepayments slowed in 2023.

•Interest income from federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits increased primarily due to higher market interest rates in 2023 compared to the same period in 2022.

•Interest expense on our shorter-termed consolidated obligation discount notes increased primarily due to higher market interest rates in 2023 compared to the same period in 2022. To a lesser extent, increased volume also contributed to this increase in interest expense.

•Interest expense on our longer-termed consolidated obligation bonds increased due to higher market interest rates in 2023 compared to the same period in 2022.

•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 38.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Income

	Three months ended March 31,
	2023	2022
Trading securities	$—	$(3)
Derivatives	(6)	29
Instruments held under the fair value option	(9)	(28)
MPF fees, $6 and $6 from other FHLBs	8	10
Other, net	3	2
Noninterest income (loss)	$(4)	$10

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Losses from instruments held under the fair value option and derivatives used to hedge our market risk exposure were the primary driver of our decrease in noninterest income. The losses in derivatives and instruments held under fair value option were primarily attributable to the movement in market interest rates in 2023 compared to 2022.

The following table details the effect of hedging transactions recorded in the various line items in our Condensed Statements of Income. Hedge ineffectiveness on hedges qualifying for hedge accounting are recorded in net interest income rather than recorded in derivatives, as noted in the table below.

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended March 31, 2023
Recorded in net interest income	$139	$102	$—	$9	$(334)	$—	$(84)
Recorded in derivatives	(2)	—	(1)	14	—	(17)	(6)
Recorded on instruments held under the fair value option	7	—	—	(9)	(7)	—	(9)
Total net effect gain (loss) of hedging activities	$144	$102	$(1)	$14	$(341)	$(17)	$(99)

Three months ended March 31, 2022
Recorded in net interest income	$(21)	$(92)	$—	$(4)	$97	$—	$(20)
Recorded in derivatives	32	2	7	—	(12)	—	29
Recorded in trading securities	—	(3)	—	—	—	—	(3)
Recorded on instruments held under the fair value option	(39)	—	(3)	—	14	—	(28)
Total net effect gain (loss) of hedging activities	$(28)	$(93)	$4	$(4)	$99	$—	$(22)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. Decreases in our 2023 MPF fees were primarily driven by a decrease in volume in off-balance sheet MPF Loan products resulting in a decline in fee income.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended March 31,
	2023	2022
Compensation and benefits	$32	$29
Nonpayroll operating expenses	21	21
Federal Housing Finance Agency and Office of Finance	5	6
Other, net	1	2
Noninterest expense	$59	$58

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits increased primarily due to increased employee headcount. We had 499 employees as of March 31, 2023, compared to 476 employees as of March 31, 2022.

Nonpayroll operating expenses remained steady as we continued our planned investment in information technology, specifically applications, infrastructure, and resiliency.

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

	Three months ended March 31,
	2023	2022
MPF fees earned	$8	$10
Expenses related to MPF fees earned	8	9

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2022 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended March 31,		Balance remaining in AOCI as of
	2023	2022	March 31, 2023
Net unrealized gain (loss) available-for-sale debt securities	$(162)	$(218)	$(341)
Net unrealized gain (loss) cash flow hedges	(17)	56	85
Postretirement plans	21	(3)	10
Other comprehensive income (loss)	$(158)	$(165)	$(246)

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our AFS portfolio for 2023 was primarily due to spreads to swaps. Spreads on our swaps widened due to continued tightening of monetary policy, exacerbated by financial market turbulence experienced in March of 2023. As these securities approach maturity, we expect the net unrealized losses in our AOCI as of March 31, 2023 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for 2023 was primarily driven by an decrease in long term market interest rates in 2023.

Postretirement plans

The gain recorded in 2023 was primarily due to an actuarial adjustment resulting from an increase in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of March 31, 2023 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2023	December 31, 2022
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$22,529	$27,548
Investment debt securities	23,022	22,134
Advances	79,584	66,288
MPF Loans held in portfolio, net of allowance for credit losses	10,174	10,160
Other, net of allowance for credit losses	745	723
Assets	$136,054	$126,853

Consolidated obligation discount notes	$50,970	$59,531
Consolidated obligation bonds	74,474	58,116
Other	2,652	1,741
Liabilities	128,096	119,388
Capital stock	3,545	2,989
Retained earnings	4,659	4,564
Accumulated other comprehensive income (loss)	(246)	(88)
Capital	7,958	7,465
Total liabilities and capital	$136,054	$126,853

The following is an analysis of the above table and comparisons apply to March 31, 2023 compared to December 31, 2022.

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

In the first quarter of 2023, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased at the end of first quarter 2023 compared to year end 2022 with the change primarily attributable to an increase in investment in GSE mortgage-backed securities.

Advances

Advance balances increased at the end of first quarter 2023 compared to year end 2022 attributable to increased borrowings from our depository members, including in connection with the banking industry volatility that occurred in early March 2023. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with our former captive insurance company members mature, our total advance levels may decrease. For a discussion of risks relating to our former captive insurance company members see Risk Factors starting on page 20 in our 2022 Form 10-K. For details on our advances with our former captive insurance company members, see Note 6 - Advances.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio remained steady at the end of first quarter 2023 compared to year end 2022. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending March 31, 2023, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 51 in our 2022 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:

Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% or $4.8 billion of total assets. As of March 31, 2023, our overnight liquidity was $30.2 billion or 22% of total assets, giving us an excess overnight liquidity of $25.4 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2023, we had excess liquidity of $73.6 billion to support member deposits.

Liquidity Reserves – As discussed on page 51 in the Liquidity, Funding, & Capital Resources section in our 2022 Form 10-K, the FHFA advisory bulletin on FHLB liquidity (the "Liquidity AB") requires that: (i) we hold positive cash flow assuming no access to the capital markets for a period of between ten to thirty calendar days and assuming renewal of all maturing advances, and (ii) we maintain liquidity reserves between one and 20 percent of our outstanding letter of credit commitments.

In an effort to satisfy our current liquidity requirements, we generally maintain increased balances in short-term or liquid investments. Depending on market conditions, the Liquidity AB may require the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see Risk Factors on page 20 in our 2022 Form 10-K.

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

	MPF Loans	Investment Debt Securities
As of March 31, 2023	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,126	$13	$4
After one year through five years	3,622	3,775	503
After five years through ten years	2,775	12,849	120
After ten years	2,516	7,407	13
Total	$10,039	$24,044	$640

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 20 in our 2022 Form 10-K.

Funding

Conditions in Financial Markets

Despite some positive economic indicators, concerns about inflation and market pressures continued in the first quarter of 2023. The failures of Silicon Valley Bank and Signature Bank and the ensuing stress on the banking industry and the financial markets were significant events during March 2023. In response to prevailing concerns about the ability of banks to meet the needs of all their depositors, the Federal Reserve Board (Federal Reserve) eased access to its short-term lending to depository institutions (the discount window) and implemented a Bank Term Funding Program, which offers banks emergency loans to provide additional funding (as further discussed in Legislative and Regulatory Developments starting on page 53). The FHLBs experienced a substantial increase in debt issuance in March 2023 to meet member advance demand in the wake of the market turbulence. During this time, the FHLBs executed their mission by serving as a reliable source of liquidity and funding for their members.

During the first quarter of 2023, FHLB consolidated obligations outstanding rose by $297.7 billion from year end as FHLB funding needs increased in part due to accelerated member demand for advances in response to the stress on the banking industry and financial markets in March 2023. This compares to an increase in consolidated obligations of $149.4 billion during the fourth quarter of 2022. To the extent that market disruptions and stress in the banking industry in the aftermath of the bank failures discussed above re-emerges and/or proliferates, we and our members may be more likely to experience disruptions to our business and certain economic, liquidity, and regulatory impacts as discussed in Risk Factors starting on page 20 of our 2022 Form 10-K.

Following a 50 basis point rate hike in December 2022, the Federal Reserve slowed its pace of rate hikes further at its first meeting in 2023, as anticipated, announcing a rate hike of 25 basis points. Against the backdrop of market volatility, the Federal Open Market Committee (FOMC) announced another 25 basis point rate hike to a target of 4.75%-5.00% at its March 2023 meeting, in line with market expectations. The FOMC’s statement indicated that despite some improvements in economic indicators, concerns about inflation persist. In May 2023, the FOMC announced another rate hike to a target of 5.00%-5.25%. Interest rates were mixed quarter-over-quarter. Yields for U.S. Treasuries were higher for points in the short end of the curve at the end of the first quarter 2023 relative to the prevailing yields at year-end 2022, with lower yields for points 2-years and longer. U.S. real gross domestic product (GDP) increased at an annual rate of 1.1% in the first quarter of 2023, according to the advance estimate reported by the Bureau of Economic Analysis, compared to an annualized increase of 2.6% in the fourth quarter of 2022 and an annualized decrease of 1.6% in the first quarter of 2022, as revised by the Bureau of Economic Analysis. The U.S. stock market was slightly higher at the end of the first quarter; the Dow Jones Industrial Average stood at 33,274 points on March 31, 2023 versus 33,147 points on December 30, 2022.

Additionally, as uncertainty regarding the U.S. Government’s debt ceiling that became a significant concern during the first quarter of 2023 continues, we are closely monitoring our liquidity position in preparation for the possibility of a disorderly market caused by potential government debt defaults. For a discussion of risks relating to the FHLBs' ability to access the capital markets in order to fund our business, see Risk Factors starting on page 20 of our 2022 Form 10-K.

We maintained ready access to funding throughout the first quarter of 2023.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

LIBOR Transition

In accordance with the United Kingdom's Financial Conduct Authority's March 5, 2021 announcement, USD LIBOR tenors are scheduled to no longer be supported or published immediately after June 30, 2023. In keeping with our regulator's and the Alternative Reference Rates Committee's recommendations and industry developments, the Bank has selected SOFR as its preferred primary replacement rate for investments and advances. We continue to assess our operational readiness, including updating our processes and information technology systems to support the transition from LIBOR to SOFR. For further discussion on our transition away from LIBOR, see LIBOR Transition starting on page 53 in our 2022 Form 10-K.

Market activity in SOFR-indexed financial instruments continues to increase and we continue to participate in the issuance of SOFR-indexed consolidated bonds. We are using federal funds overnight index swaps (Fed Funds OIS) and SOFR-indexed swaps as an interest rate hedging strategy for financial instruments that do not have embedded options, as an alternative to using LIBOR when entering into new derivative transactions. We are offering SOFR-linked advances to our members, and for the three months ended March 31, 2023, have issued $23.2 billion in SOFR-linked advances. We also offer Discount Note-index floater advances, which some members have used as alternatives to LIBOR-linked advance products. For a discussion of risks relating to the transition from LIBOR, including our use of SOFR-linked consolidated obligations and advances, see Risk Factors on page 20 in our 2022 Form 10-K.

Variable-Rate Financial Instruments by Interest-Rate Index and LIBOR-Indexed Financial Instruments

We have LIBOR exposure related to advances, investment securities, consolidated bonds, and derivatives with interest rates indexed to LIBOR. The following tables present our variable rate financial instruments by interest-rate index at March 31, 2023 and may not include instruments that indirectly incorporate LIBOR or another interest rate index. The tables also do not consider the impact of any fallback language contained in our financial products. ABS and MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

As of March 31, 2023	Advances	Investments	Consolidated Obligations

Principal amount of variable rate instruments outstanding [a]
LIBOR	$164	$2,232	$—
SOFR	18,510	367	7,485
Treasury	—	71	—
Consolidated obligation yields	21,213	—	—
Other	158	—	—
Total	$40,045	$2,670	$7,485

Overnight, 1 month, 3 month, 6 month and 12-Month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Due through June 30, 2023	$29	$—	$—
Due thereafter	135	2,232	—
Total	$164	$2,232	$—

Principal amount of SOFR-linked instruments issued YTD through
March 31, 2023	$23,162	$—	$1,822
a    With respect to advances, includes fixed rate advances that have cap/floor optionality linked to an interest rate index.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our variable rate financial instruments by pay or receive leg and whether cleared or uncleared.

As of March 31, 2023			Derivative Notional Amount Outstanding
			Pay Leg	Receive Leg
Interest rate swaps outstanding
Fixed rate			$46,742	$67,145
LIBOR			449	9,230
SOFR			48,299	25,379
OIS			18,398	12,134
Total interest rate swaps			$113,888	$113,888

Breakdown of above LIBOR interest rate swaps by termination date and type	Pay Leg		Receive Leg
	Cleared	Uncleared	Cleared	Uncleared
Overnight, 1 month, 3 month, 6 month and 12 month US Dollar LIBOR that cease or will no longer be representative immediately after June 30, 2023
Terminates through June 30, 2023	$172	$35	$81	$22
Terminates thereafter	241	1	7,360	1,767
Total	$413	$36	$7,441	$1,789

Condensed Statements of Cash Flows

Net cash flows from operating activities

Three months ended March 31,	2023	2022
Net cash provided by (used in) operating activities	$109	$467

In 2023, the majority of our operating cash inflows were related to net income earned. In 2022, the majority of our operating cash inflows were related to cash received from clearinghouses to settle market-to-market positions.

Net cash flows from investing activities with significant activity

Three months ended March 31,	2023	2022
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$5,023	$(3,909)
Investment debt securities	(59)	1,161
Advances	(12,986)	424
MPF Loans held in portfolio	(19)	29
Other	(2)	(4)
Net cash provided by (used in) investing activities	$(8,043)	$(2,299)

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

•In 2023 our net cash outflows from investment debt securities was primarily attributable to an increase in investment in GSE mortgage-backed securities. In 2022 our net cash inflows from investment debt securities was attributable to a reduction in investment in Small Business Administration securities that matured and were not replaced.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•In 2023 our net cash outflows for advances was attributable to increased borrowing from our depository members, including in connection with the banking industry volatility that occurred in early March 2023. In 2022 our net cash inflows for advances resulted from a slight decrease in outstanding advances.

•In 2023 our net cash outflows for MPF Loans held in portfolio was due to new-acquisition volume that outpaced paydown and maturity activity. In 2022 our net cash inflows from MPF Loans held in portfolio was due to new acquisition volume that was outpaced by paydown and maturity activity.

Net cash flows from financing activities with significant activity

Three months ended March 31,	2023	2022
Consolidated obligation discount notes	$(8,581)	$1,895
Consolidated obligation bonds	15,736	234
Other	783	(311)
Net cash provided by (used in) financing activities	$7,938	$1,818

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the three months ended March 31, unless otherwise stated.

•In 2023 we paid down our discount notes and increased our use of bonds to align with advantageous funding opportunities. The increased borrowing on our bonds reflects an increase in debt financing to match the overall increase in assets (primarily advances) outstanding as discussed in investing activities above. In 2022 our cash inflows from both discount notes and bonds reflects an increase in debt financing to match the overall increase in assets outstanding.

•In 2023 our net cash inflows for Other was primarily due to proceeds from issuance of our capital stock. In 2022 our net cash outflows for Other was primarily due to members withdrawing from their deposit accounts.

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

For details on our capital stock requirements under our capital plan for year-end 2022, see Capital Resources on page 60 in our 2022 Form 10-K. Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

For details on our minimum regulatory capital requirements see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the condensed financial statements in this Form 10-Q, and Minimum Capital Requirements in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2022 Form 10-K.

Reduced Capitalization Advance Program (RCAP)

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At March 31, 2023, RCAP advances outstanding totaled 22.5 billion to 173 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

Repurchase of Excess Capital Stock

Members may request repurchase of excess capital stock on any business day. Additionally, on a monthly basis, the Bank will repurchase excess capital stock held by each member or former member that exceeds certain thresholds set by the Bank. All repurchases of excess capital stock, including any future monthly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices. For details on the financial and capital thresholds relating to repurchases, see Repurchase of Excess Capital Stock on page 64 in our 2022 Form 10-K.
Capital Amounts

The following table reconciles our capital reported in our Condensed Statements of Condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in liabilities in our Condensed Statements of Condition.

	March 31, 2023	December 31, 2022
Capital stock	$3,545	$2,989
Mandatorily redeemable capital stock (MRCS) recorded as a liability	247	248
Regulatory capital stock	3,792	3,237
Retained earnings	4,659	4,564
Regulatory capital	$8,451	$7,801

Capital stock	$3,545	$2,989
Retained earnings	4,659	4,564
Accumulated other comprehensive income (loss)	(246)	(88)
GAAP capital	$7,958	$7,465

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

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On April 26, 2023, our Board of Directors declared a 7.38% dividend (annualized) for Class B1 activity stock and a 3.19% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2023. This dividend totaled $59 million (recorded as $55 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on May 15, 2023.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend payment remains subject to declaration by our Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information on our Retained Earnings and Dividend Policy, see page 64 in our 2022 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2022 Form 10-K.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Credit Risk Management

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our members' overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information, please see Credit Risk Management starting on page 67 in our 2022 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $80.4 billion were advances (par value) and $10.5 billion were letters of credit at March 31, 2023, compared to $67.5 billion and $10.7 billion at December 31, 2022.

	March 31, 2023			December 31, 2022
Rating	Borrowing Members	Credit Outstanding	Collateral Loan Value	Borrowing Members	Credit Outstanding	Collateral Loan Value
1-3	513	$90,623	$176,289	508	$73,625	$147,127
4	8	383	452	9	497	519
5	9	105	181	8	68	118
Total	530	$91,111	$176,922	525	$74,190	$147,764

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

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by the borrower's equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan held in portfolio balance, our ability to recover losses from primary mortgage insurance, Recoverable CE Fees, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. For further details see Loss Structure for Credit Risk Sharing Products on page 9 in our 2022 Form 10-K, and Credit Risk Exposure and Setting Credit Enhancement Levels starting on page 70 in our 2022 Form 10-K.

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the three months ended March 31, 2023 and 2022, we purchased and concurrently delivered $0.1 billion and $0.6 billion in unpaid principal balance of these loans to Fannie Mae.

For additional details on our mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached, see Mortgage Repurchase Risk on page 72 in our 2022 Form 10-K.

Investment Debt Securities

We hold a variety of investment debt securities, mostly government backed or insured securities, and we believe these investments are currently low risk. Except for an immaterial amount, all are rated at least AA and there were no material changes in the credit ratings of these securities since December 31, 2022. For further details see Investment Debt Securities on page 74 in our 2022 Form 10-K.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Unsecured Short-Term Investments

See Unsecured Short-Term Investments on page 76 in our 2022 Form 10-K for further details on our unsecured short-term investments as well as policies and procedures to limit and monitor our unsecured credit risk exposure.

The following table presents the credit ratings of our unsecured investment counterparties, organized by the domicile of the counterparty or, where the counterparty is a U.S. branch or agency office of a foreign commercial bank, by the domicile of the counterparty's parent. This table does not reflect the foreign sovereign government's credit rating. The ratings shown in the following table reflect the lowest long-term debt rating reported among the three largest Nationally Recognized Statistical Rating Organizations (NRSROs). FHFA regulations require the Bank to develop and assign internal credit ratings for its counterparties that do not rely exclusively on ratings reported by NRSROs. As such, the ratings shown in the following table are for presentation purposes only. The unsecured investment credit exposure presented in the table may not reflect the average or maximum exposure during the period as the table reflects only the balances at period end.

As of March 31, 2023	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$2,570	$2,570
Foreign commercial banks - federal funds sold:
Australia	—	1,100	1,100
Canada	—	2,950	2,950
Finland	755	—	755
France	—	1,100	1,100
Netherlands	—	1,070	1,070
Norway	200	—	200
Total U.S. branches and agency offices of foreign commercial banks	955	6,220	7,175
Total unsecured credit exposure	$955	$8,790	$9,745

All $9.745 billion of the unsecured credit exposure shown in the above table were overnight investments.

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

The following table presents our derivative positions where we have such credit exposures. The ratings shown in the following table reflect the lowest long-term debt rating reported among the three largest NRSROs. FHFA regulations require the Bank to develop and assign internal credit ratings for its counterparties that do not rely exclusively on ratings reported by NRSROs. As such, the ratings shown in the following table are for presentation purposes only. Noncash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the DCOs for cleared derivatives and is included in our derivative positions with credit exposure. Noncash collateral pledged also consists of net initial margin exchanged on our bilateral derivatives. We had no material concentration of credit risk with any one bilateral derivative counterparty.

	Net Derivative Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties	[a]
As of March 31, 2023
Nonmember counterparties -
Overcollateralized liability positions -
Bilateral derivatives -
AA	$(150)	$152	$—	$2
A	(841)	857	—	16
BBB	(825)	844	10	29
Cleared derivatives	(86)	—	804	718
Nonmember counterparties	(1,902)	1,853	814	765
Member counterparties	2	—	—	2
Total	$(1,900)	$1,853	$814	$767
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

Consumer Financial Protection Bureau (CFPB) Final Rule on Small Business Lending Data

On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. For purposes of this rule, small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. An FHLB will be subject to data collection and reporting obligations if the FHLB has originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. The Bank is assessing whether obligations will be triggered for the Bank and what operational changes will be necessary for compliance. While the Bank is still analyzing the impact of the final rule, we do not believe these changes will have a material effect on the Bank’s financial condition or results of operations.

Federal Reserve Bank Term Funding Program

On March 12, 2023, in response to prevailing concerns about the ability of banks to meet the needs of all their depositors, the Federal Reserve Board (Federal Reserve) announced the implementation of a Bank Term Funding Program (BTFP) as an additional source of liquidity for eligible borrowers, including any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers up to one-year term loans to be secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Such loans can be requested until at least March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Department of Treasury. The BTFP is an alternative funding source with favorable terms available for the Bank’s depository institution members, which could reduce demand for advances from the Bank by some members during the term of the BTFP. While the Bank is still analyzing the impact of this new program and cannot predict its effect on the Bank’s business, financial condition and results of operations, we do not believe the program will have a material impact.

FHFA Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans

On April 26, 2023, the FHFA published a proposed rule that specifies requirements related to FHLB compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws include the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would outline the FHFA's enforcement authority. The proposal is open for public comment through June 26, 2023, and we are evaluating the potential impact of the proposed rule on the Bank and its operations.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Asset/Liability Management Committee and its subcommittees provide oversight of our risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 78 in our 2022 Form 10-K for further discussion on market risk.

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

	March 31, 2023		December 31, 2022
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$(292)	$(450)	$(172)	$(450)
-100 bp	(119)	(200)	(60)	(200)
-50 bp	(53)	(90)	(24)	(90)
-25 bp	(24)	(45)	(11)	(45)
+25 bp	20	(45)	9	(45)
+50 bp	37	(90)	15	(90)
+100 bp	62	(200)	26	(200)
+200 bp	79	(450)	33	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of March 31, 2023	As of December 31, 2022
Yield Curve Risk	$9	$7
Option Risk
Implied Volatility	1	4
Prepayment Speeds	—	—
Basis Risk
Spread to Swap Curve	3	4
Mortgage Spread	—	—

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

As of March 31, 2023, our sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $1 million, compared to $4 million at December 31, 2022. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	March 31, 2023	December 31, 2022
Down 200 bps	-2.4	-1.8
Base	-1.0	-0.5
Up 200 bps	-0.1	-0.0

As of March 31, 2023, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $564 million, and our market value of equity to book value of equity ratio was 107%, compared to $407 million and 105% at December 31, 2022. The increase in the market value of equity to book value of equity was largely a result of wider debt spreads in the markets.

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 86 in our 2022 Form 10-K.

Federal Home Loan Bank of Chicago

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any proceedings that might have a material effect on the Bank's financial condition or results of operations.
Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section starting on page 20 in our 2022 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

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

AHP: Affordable Housing Program.

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

DPP: Downpayment Plus.

Excess capital stock: Capital stock held by members in excess of their minimum investment requirement.

Fannie Mae: Federal National Mortgage Association.

FASB: Financial Accounting Standards Board.

FCM: Futures Commission Merchant.

FFELP: Federal Family Education Loan Program.

FHFA: Federal Housing Finance Agency - the Housing Act created the Federal Housing Finance Agency which became the regulator of the FHLBs.

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

SBA: Small Business Administration.

SEC: Securities and Exchange Commission.

SMI: Supplemental mortgage insurance.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	May 9, 2023		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		Name:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 9, 2023		(Principal Financial Officer and Principal Accounting Officer)