Form 10-Q
period 2023-06-30
Federal Home Loan Bank of Chicago
filed 2023-08-08
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, the registrant had 37,819,285 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	June 30, 2023	December 31, 2022
Assets
Cash and due from banks	$30	$35
Interest-bearing deposits	2,570	2,570
Federal funds sold	7,954	6,443
Securities purchased under agreements to resell	9,350	18,500
Investment debt securities -
Trading, $— and $— pledged as collateral that may be repledged	1,733	3
Available-for-sale, $22,975 and $20,879 amortized cost, includes $815 and $692 pledged as collateral that may be repledged	22,816	20,700
Held-to-maturity, $1,373 and $1,419 at fair value	1,384	1,431
Investment debt securities	25,933	22,134
Advances, $147 and $661 carried at fair value	79,569	66,288
MPF Loans held in portfolio, net of $(5) and $(5) allowance for credit losses	10,533	10,160
Derivative assets	13	25
Other assets, $75 and $109 carried at fair value	740	698
net of $(7) and $(7) allowance for credit losses
Assets	$136,692	$126,853

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$119	$94
Demand and overnight - interest-bearing, $11 and $11 from other FHLBs	723	477
Deposits	842	571
Consolidated obligations, net -
Discount notes, $4,983 and $253 carried at fair value	43,757	59,531
Bonds, $623 and $718 carried at fair value	82,310	58,116
Consolidated obligations, net	126,067	117,647
Derivative liabilities	67	10
Affordable Housing Program assessment payable	112	99
Mandatorily redeemable capital stock	246	248
Other liabilities	1,104	813
Liabilities	128,438	119,388
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 29 and 23 million shares issued and outstanding	2,920	2,310
Class B2 membership stock, 6 and 7 million shares issued and outstanding	616	679
Capital stock - putable, $100 and $100 par value per share	3,536	2,989
Retained earnings - unrestricted	3,923	3,778
Retained earnings - restricted	848	786
Retained earnings	4,771	4,564
Accumulated other comprehensive income (loss) (AOCI)	(53)	(88)
Capital	8,254	7,465
Liabilities and capital	$136,692	$126,853

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest income	$1,903	$357	$3,485	$584
Interest expense	1,649	203	3,009	275
Net interest income	254	154	476	309
Provision for (reversal of) credit losses	—	—	—	1
Net interest income after provision for (reversal of) credit losses	254	154	476	308

Noninterest income -
Trading securities	(8)	1	(8)	(2)
Derivatives	(16)	17	(22)	46
Instruments held under the fair value option	13	(18)	4	(46)
MPF fees, $6, $6, $12 and $12 from other FHLBs	8	9	16	19
Other, net	3	(4)	6	(2)
Noninterest income (loss)	—	5	(4)	15

Noninterest expense -
Compensation and benefits	31	28	63	57
Nonpayroll operating expenses	29	24	50	45
Federal Housing Finance Agency and Office of Finance	4	4	9	10
Other, net	3	2	4	4
Noninterest expense	67	58	126	116

Income before assessments	187	101	346	207

Affordable Housing Program assessment	20	10	36	21

Net income	$167	$91	$310	$186

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$167	$91	$310	$186

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	182	(162)	20	(380)
Net unrealized gain (loss) cash flow hedges	11	25	(6)	81
Postretirement plans	—	—	21	(3)
Other comprehensive income (loss)	193	(137)	35	(302)

Comprehensive income (loss)	$360	$(46)	$345	$(116)

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
March 31, 2023	29	$2,863	7	$682	$3,845	$814	$(246)	$7,958
Comprehensive income					133	34	193	360
Issuance of capital stock	8	906	—	9				915
Repurchases of capital stock	—	—	(9)	(924)				(924)
Transfers between classes of capital stock	(8)	(849)	8	849
Cash dividends - class B1 annualized rate and amount		7.38%			(52)			(52)
Cash dividends - class B2 annualized rate and amount				3.19%	(3)			(3)
Total change in period, excl. cumulative effect	—	57	(1)	(66)	78	34	193	296
June 30, 2023	29	$2,920	6	$616	$3,923	$848	$(53)	$8,254

March 31, 2022	13	$1,334	8	$798	$3,612	$722	$177	$6,643
Comprehensive income					73	18	(137)	(46)
Issuance of capital stock	6	560	—	16				576
Repurchases of capital stock	—	—	(2)	(262)				(262)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	—				(1)
Transfers between classes of capital stock	(2)	(221)	2	221
Cash dividends - class B1 annualized rate and amount		5.13%			(22)			(22)
Cash dividends - class B2 annualized rate and amount				2.13%	(2)			(2)
Total change in period, excl. cumulative effect	4	338	—	(25)	49	18	(137)	243
June 30, 2022	17	$1,672	8	$773	$3,661	$740	$40	$6,886

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2022	23	$2,310	7	$679	$3,778	$786	$(88)	$7,465
Comprehensive income (loss)					248	62	35	345
Issuance of capital stock	22	2,242	—	9				2,251
Repurchases of capital stock	—	—	(17)	(1,703)				(1,703)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(1)				(1)
Transfers between classes of capital stock	(16)	(1,632)	16	1,632
Cash dividends - class B1 annualized rate and amount		7.26%			(97)			(97)
Cash dividends - class B2 annualized rate and amount				3.13%	(6)			(6)
Total change in period excl. cumulative effect	6	610	(1)	(63)	145	62	35	789
June 30, 2023	29	$2,920	6	$616	$3,923	$848	$(53)	$8,254

December 31, 2021	14	$1,409	7	$740	$3,558	$703	$342	$6,752
Comprehensive income (loss)					149	37	(302)	(116)
Issuance of capital stock	9	847	—	16				863
Repurchases of capital stock	—	—	(4)	(510)				(510)
Capital stock reclassed to mandatorily redeemable capital stock liability	(1)	(55)	—	(2)				(57)
Transfers between classes of capital stock	(5)	(529)	5	529
Cash dividends - class B1 annualized rate and amount		5.07%			(42)			(42)
Cash dividends - class B2 annualized rate and amount				2.07%	(4)			(4)
Total change in period excl. cumulative effect	3	263	1	33	103	37	(302)	134
June 30, 2022	17	$1,672	8	$773	$3,661	$740	$40	$6,886

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Six months ended June 30,	2023	2022
Operating	Net cash provided by (used in) operating activities	$915	$1,065
Investing	Net change federal funds sold	(1,511)	(1,808)
	Net change securities purchased under agreements to resell	9,150	(6,005)
	Trading debt securities -
	Proceeds from maturities and paydowns	—	1
	Purchases	(1,749)	—
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	476	4,046
	Purchases	(2,569)	(1,887)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	1,787	2,156
	Purchases	(1,741)	(1,561)
	Advances -
	Principal collected	1,198,281	243,750
	Issued	(1,211,574)	(249,574)
	MPF Loans held in portfolio -
	Principal collected	419	750
	Purchases	(801)	(886)
	Other investing activities	(6)	(8)
	Net cash provided by (used in) investing activities	(9,838)	(11,026)
Financing	Net change deposits, $— and $(1) from other FHLBs	271	(379)
	Discount notes -
	Net proceeds from issuance	278,798	435,410
	Payments for maturing and retiring	(298,898)	(428,474)
	Proceeds on discount note transfers from other FHLBs	4,266	—
	Consolidated obligation bonds -
	Net proceeds from issuance	35,839	12,781
	Payments for maturing and retiring	(11,800)	(9,649)
	Capital stock -
	Proceeds from issuance	2,251	863
	Repurchases	(1,703)	(510)
	Cash dividends paid	(103)	(46)
	Other financing activities	(3)	(31)
	Net cash provided by (used in) financing activities	8,918	9,965
	Net increase (decrease) in cash and due from banks	(5)	4
	Cash and due from banks at beginning of period	35	45
	Cash and due from banks at end of period	$30	$49

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

During March of 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides relief for qualifying contract modifications related to reference rate reform related to receivables, payables and hedging relationships. The guidance was effective upon issuance and through December 31, 2024, as amended, except for certain optional expedients elected for hedging relationships, which should be retained for the duration of the hedge term. As of June 30, 2023, the Bank has transitioned all outstanding LIBOR-indexed instruments to reference SOFR, with the implementation of such fallback effective either immediately following June 30, 2023 or at the beginning of the instrument's next reset period. As a result of finalizing transition, we adopted certain practical expedients in ASC 848 for qualifying contract modifications related to reference rate reform, including with respect to qualifying hedge relationships. Application of this guidance did not have a material impact on the financial statements. For qualifying hedge relationships, the Bank does not expect that the practical expedients elected for the duration of the hedge term will have material impact on the financial statements. The Bank does not expect to further elect this guidance through its ending date, December 31, 2024.

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest income -

Trading	$5	$—	$5	$—

Available-for-sale interest income	343	81	$640	$109
Available-for-sale prepayment fees	—	5	—	41
Available-for-sale	343	86	640	150

Held-to-maturity	12	7	32	14

Investment debt securities	360	93	677	164

Advances interest income	1,173	168	2,112	245
Advances prepayment fees	—	1	—	11
Advances	1,173	169	2,112	256

MPF Loans held in portfolio	82	69	162	134
Federal funds sold	142	15	269	17
Securities purchased under agreements to resell	89	6	156	7
Interest-bearing deposits	55	4	107	5
Other	2	1	2	1

Interest income	1,903	357	3,485	584

Interest expense -

Consolidated obligations -
Discount notes	614	51	1,287	63
Bonds	1,016	147	1,688	203

Other	19	5	34	9

Interest expense	1,649	203	3,009	275

Net interest income	$254	$154	$476	$309

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	June 30, 2023	December 31, 2022
U.S. Government & other government related	$1,730	$—
MBS
GSE	$3	$3
Trading debt securities	$1,733	$3

The following table presents our gains and losses on trading debt securities recorded in noninterest income - other, net.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net unrealized gains (losses) on securities held at period end	$(8)	$1	$(8)	$(2)
Net gains (losses) on trading debt securities	$(8)	$1	$(8)	$(2)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of June 30, 2023
U.S. Government & other government related	$2,157		$3	$(138)	$2,022
State or local housing agency	8		—	—	8
FFELP ABS	2,031		43	(7)	2,067
MBS
GSE	18,697		77	(138)	18,636
Government guaranteed	82		1	—	83
Available-for-sale debt securities	$22,975		$124	$(283)	$22,816

As of December 31, 2022
U.S. Government & other government related	$2,219		$1	$(132)	$2,088
State or local housing agency	8		—	—	8
FFELP ABS	2,253		61	(10)	2,304
MBS
GSE	16,285		45	(145)	16,185
Government guaranteed	114		1	—	115
Available-for-sale debt securities	$20,879		$108	$(287)	$20,700
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of June 30, 2023
U.S. Government & other government related	$1,191		$2	$(13)	$1,180
MBS
GSE	149		2	(1)	150
Government guaranteed	37		—	—	37
Other	7		—	(1)	6
Held-to-maturity debt securities	$1,384		$4	$(15)	$1,373

As of December 31, 2022
U.S. Government & other government related	$1,210		$—	$(14)	$1,196
MBS
GSE	164		3	—	167
Government guaranteed	49		—	—	49
Other	8		—	(1)	7
Held-to-maturity debt securities	$1,431		$3	$(15)	$1,419
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

	Available-for-Sale		Held-to-Maturity
As of June 30, 2023	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$—	$—	$981	$982
Due after one year through five years	1,023	1,020	28	26
Due after five years through ten years	358	320	182	172
Due after ten years	784	690	—	—
MBS and FFELP ABS	20,810	20,786	193	193
Total debt securities	$22,975	$22,816	$1,384	$1,373

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of June 30, 2023
U.S. Government & other government related	$484	$(6)	$924	$(132)	$1,408	$(138)
State or local housing agency	3	—	5	—	8	—
FFELP ABS	—	—	328	(7)	328	(7)
MBS
GSE	4,493	(27)	3,941	(111)	8,434	(138)
Government guaranteed	17	—	8	—	25	—
Available-for-sale debt securities	$4,997	$(33)	$5,206	$(250)	$10,203	$(283)

As of December 31, 2022
U.S. Government & other government related	$1,130	$(60)	$386	$(72)	$1,516	$(132)
State or local housing agency	8	—	—	—	8	—
FFELP ABS	347	(10)	—	—	347	(10)
MBS
GSE	8,922	(89)	992	(56)	9,914	(145)
Government guaranteed	33	—	—	—	33	—
Available-for-sale debt securities	$10,440	$(159)	$1,378	$(128)	$11,818	$(287)

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

As of June 30, 2023	Par Value Amount		Weighted Average Contractual Interest Rate
Due in one year or less	$39,175	[a]	5.08%
One to two years	18,203	[a]	4.57%
Two to three years	5,623		3.60%
Three to four years	4,809		3.68%
Four to five years	4,454		3.66%
Five to fifteen years	7,980		2.68%
More than fifteen years	506		5.13%
Total	$80,750		4.46%
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

As of	June 30, 2023	December 31, 2022
Par value	$80,750	$67,457
Fair value hedging adjustments	(1,204)	(1,191)
Other adjustments	23	22
Advances	$79,569	$66,288

The following advance borrowers exceeded 10% of our advances outstanding.

As of June 30, 2023	Par Value		% of Total Outstanding
BMO Harris Bank NA	$12,566		15.6%
The Northern Trust Company	11,105		13.8%
JPMorgan Chase Bank NA	11,000	[a]	13.6%
a    We terminated One Mortgage Partners Corp.'s (OMP) membership in connection with the FHFA rule that made captive insurance companies ineligible for FHLB membership, and OMP later merged with and into its parent company, JPMorgan Chase Bank NA (JPM). For details on the contractual maturity terms of JPM’s advances, see the table above presenting advances by terms of contractual maturity.

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

As of	June 30, 2023	December 31, 2022
Medium term (15 years or less)	$1,471	$1,521
Long term (greater than 15 years)	8,924	8,502
Unpaid principal balance	10,395	10,023
Net premiums, credit enhancement, and/or deferred loan fees	162	163
Fair value hedging and delivery commitment basis adjustments	(19)	(21)
MPF Loans held in portfolio, before allowance for credit losses	10,538	10,165
Allowance for credit losses on MPF Loans	(5)	(5)
MPF Loans held in portfolio, net	$10,533	$10,160
Conventional mortgage loans	$9,619	$9,221
Government Loans	776	802
Unpaid principal balance	$10,395	$10,023

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

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses for MPF Loans.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2023	2022	2023	2022

Allowance for MPF credit losses beginning balance	$5	$5	$5	$5
MPF credit losses charged-off	—	—	—	(1)
Provision for (reversal of) MPF for credit losses	—	—	—	1
Allowance for MPF credit losses ending balance	$5	$5	$5	$5

Allowance for Credit Losses on Community First® Fund (the Fund)

As of June 30, 2023 and at December 31, 2022, we had $47 million in Fund loans outstanding, recorded in Other assets in our Condensed Statements of Condition.

As of June 30, 2023, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2023	2022	2023	2022
Allowance for Fund loan credit losses beginning balance	$7	$7	$7	$7
Allowance for Fund loan credit losses ending balance	$7	$7	$7	$7

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	June 30, 2023			December 31, 2022
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2019 to 2023	Prior to 2019	Total	2018 to 2022	Prior to 2018	Total
Past due 30-59 days	$27	$29	$56	$34	$21	$55
Past due 60-89 days	3	7	10	7	6	13
Past due 90 days or more	7	22	29	17	18	35
Past due	37	58	95	58	45	103
Current	8,373	1,285	9,658	8,246	1,003	9,249
Total outstanding	$8,410	$1,343	$9,753	$8,304	$1,048	$9,352

As of	June 30, 2023			December 31, 2022
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$15	$4	$19	$19	$5	$24
Serious delinquency rate	0.31%	1.35%	0.38%	0.42%	1.90%	0.54%
Past due 90 days or more and still accruing interest	$3	$10	$13	$3	$15	$18
Loans on nonaccrual status	30	—	30	39	—	39
Loans on nonaccrual status with no allowance for credit losses	13	—	13	15	—	15

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	June 30, 2023	December 31, 2022
MPF Loans held in portfolio	$53	$51
HTM securities	10	9
AFS securities	88	81
Interest-bearing deposits	9	7
Federal funds sold	1	2
Securities purchased under agreements to resell	1	4
Advances	267	197
Accrued interest receivable	$429	$351

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

Managing Interest Rate Risk

We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate, such as the Secured Overnight Financing Rate (SOFR). We use cash flow hedges to hedge the variability in the total proceeds received from rolling forecasted zero-coupon discount note issuance, attributable to changes in the benchmark interest rate, by entering into pay-fixed interest rate swaps. We are not using the cash flow hedge strategy for new transactions at this time, but may elect to do so in the future.

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. We may also use economic hedges to hedge securities in our trading portfolio, when hedge accounting is not permitted or hedge effectiveness is not achievable.

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

As of June 30, 2023, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value to the financial statements in our 2022 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

For nearly all of our bilateral derivative transactions executed prior to March 1, 2017, and for all transactions entered into on or after March 1, 2017, our bilateral derivative agreements are fully collateralized with a zero unsecured threshold in accordance with variation margin requirements issued by the U.S. federal bank regulatory agencies and the Commodity Futures Trading Commission (CFTC). We pledged no investment securities for variation margin on our bilateral derivative transactions (that can be sold or repledged by our counterparty) as of June 30, 2023.

For certain transactions executed prior to March 1, 2017, we may be required to post net additional collateral with our counterparties if there is deterioration in our credit rating. If our credit rating had been lowered from its current rating to the next lower rating by a major credit rating agency, such as Standard and Poor's or Moody’s, the amount of collateral we would have been required to deliver would have been immaterial at June 30, 2023.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to a third-party custodian will have a security interest in the amount of initial margin required to be posted and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of June 30, 2023, we pledged and/or received initial margin with our bilateral derivative counterparties.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2022 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $815 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at June 30, 2023. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at June 30, 2023.

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

As of	June 30, 2023			December 31, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$122,114	$1,220	$2,777	$90,805	$1,092	$2,825
Derivatives not in hedge accounting relationships-
Interest rate contracts	8,197	19	33	2,420	17	47
Mortgage delivery commitments	369	—	1	142	—	—
Other	176	1	—	119	2	—
Derivatives not in hedge accounting relationships	8,742	20	34	2,681	19	47
Gross derivative amount before netting adjustments and cash collateral	$130,856	1,240	2,811	$93,486	1,111	2,872
Netting adjustments and cash collateral		(1,227)	(2,744)		(1,086)	(2,862)
Derivatives on Condensed Statements of Condition		$13	$67		$25	$10
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$1,900			$2,124
Cash collateral received and related accrued interest	384			348

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the noninterest income - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2023	2022	2023	2022
Economic hedges -
Interest rate contracts	$—	$15	$10	$42
Mortgage delivery commitments	(1)	(3)	1	(8)
Other	2	6	1	13
Economic hedges	1	18	12	47
Variation margin on daily settled cleared derivatives	(17)	(1)	(34)	(1)
Noninterest income - Derivatives and hedging activities	$(16)	$17	$(22)	$46

The following tables present details regarding the offsetting of our cleared and bilateral derivatives on our Condensed Statements of Condition. The netting adjustment amount includes cash collateral (either received or paid by us) and related accrued interest in cases where, as applicable, we have a legal right, by contract (e.g., master netting agreement) or otherwise, to offset cash flow obligations between us and our counterparty into a single net payable or receivable.

	Derivative Assets
	As of June 30, 2023			As of December 31, 2022
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,112	$128	$1,240	$1,004	$107	$1,111
Netting adjustments and cash collateral	(1,099)	(128)	(1,227)	(999)	(87)	(1,086)
Derivatives with legal right of offset - net	13	—	13	5	20	25
Derivatives on Condensed Statements of Condition	13	—	13	5	20	25
Net amount	$13	$—	$13	$5	$20	$25

	Derivative Liabilities
	As of June 30, 2023			As of December 31, 2022
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$2,632	$178	$2,810	$2,785	$87	$2,872
Netting adjustments and cash collateral	(2,615)	(129)	(2,744)	(2,775)	(87)	(2,862)
Derivatives with legal right of offset - net	17	49	66	10	—	10
Derivatives without legal right of offset	1	—	1	—	—	—
Derivatives on Condensed Statements of Condition	18	49	67	10	—	10
Less:
Noncash collateral received or pledged and can be sold or repledged	—	49	49	—	—	—
Noncash collateral received or pledged and cannot be sold or repledged	5	—	5	—	—	—
Net amount	$13	$—	$13	$10	$—	$10

At June 30, 2023 and December 31, 2022, we had $766 million and $692 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of June 30, 2023, we posted an additional $6 million in noncash initial margin collateral held by our custodian for our bilateral derivative transactions.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of June 30, 2023 we did not have any active fair value hedges on our MPF Loans.

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$634	$(504)	$130	$597	$(644)	$(47)
Advances	493	(319)	174	325	(316)	9
Consolidated obligation bonds	(846)	473	(373)	(543)	595	52
Other	—	1	1	—	—	—
Total	$281	$(349)	$(68)	$379	$(365)	$14

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$260	$(28)	$232	$1,472	$(1,611)	$(139)
Advances	326	(13)	313	978	(990)	(12)
Consolidated obligation bonds	(566)	(141)	(707)	(1,818)	1,967	149
Other	—	1	1	—	—	—
Total	$20	$(181)	$(161)	$632	$(634)	$(2)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of June 30, 2023	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$19,373	$(1,921)	$223	$(1,698)
Advances	26,023	(1,202)	—	(1,202)
Consolidated obligation bonds	69,693	(2,960)	(12)	(2,972)
Other	195	—	4	4

As of December 31, 2022
Available-for-sale securities	$16,918	$(2,016)	$345	$(1,671)
Advances	19,790	(1,192)	2	(1,190)
Consolidated obligation bonds	47,416	(3,102)	(12)	(3,114)
Other	211	—	4	4

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

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 7 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. There were no deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months as of June 30, 2023. We are not using the cash flow hedge strategy for new transactions at this time, but may elect to do so in the future.

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

	Three months ended June 30, 2023		Three months ended June 30, 2022
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$22	$11	$22	$(2)
Bonds	—	—	—	(1)
Total	$22	$11	$22	$(3)

	Six months ended June 30, 2023		Six months ended June 30, 2022
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$14	$20	$74	$(6)
Bonds	—	—	—	(1)
Total	$14	$20	$74	$(7)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2023	December 31, 2022
Consolidated obligation discount notes - carrying amount	$43,757	$59,531
Consolidated obligation discount notes - principal amount	44,179	59,814
Weighted Average Interest Rate	5.01%	4.15%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of June 30, 2023	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$34,183	2.86%	$72,436
One to two years	15,036	1.84%	5,701
Two to three years	10,978	1.60%	2,428
Three to four years	11,482	1.82%	3,014
Four to five years	3,608	2.39%	971
Thereafter	10,028	2.18%	765
Total par value	$85,315	2.28%	$85,315

The following table presents consolidated obligation bonds outstanding by call feature.

As of	June 30, 2023	December 31, 2022
Noncallable	$22,632	$16,775
Callable	62,683	44,499
Par value	85,315	61,274
Fair value hedging adjustments	(2,972)	(3,114)
Other adjustments	(33)	(44)
Consolidated obligation bonds	$82,310	$58,116

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2023, and December 31, 2022. See Note 16 - Commitments and Contingencies in our 2022 Form 10-K for further details.

Par value as of	June 30, 2023			December 31, 2022
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$971,013	$355,248	$1,326,261	$712,178	$469,565	$1,181,743
FHLB Chicago as primary obligor	85,315	44,179	129,494	61,274	59,814	121,088
As a percent of the FHLB System	9%	12%	10%	9%	13%	10%

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

As of	June 30, 2023		December 31, 2022
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$5,468	$8,553	$5,074	$7,801
Total regulatory capital ratio	4.00%	6.26%	4.00%	6.15%
Leverage capital	$6,835	$12,829	$6,343	$11,701
Leverage capital ratio	5.00%	9.39%	5.00%	9.22%
Risk-based capital	$2,063	$8,553	$1,786	$7,801

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

The following members (including any successor) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of June 30, 2023.

As of June 30, 2023	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Harris Bank NA	$569	15.0%	$—
The Northern Trust Company	399	10.5%	—

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On July 27, 2023 our Board of Directors declared a 8% dividend (annualized) for Class B1 activity stock and a 5% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2023. This dividend totaled $75 million (recorded as $70 million dividends on capital stock and $5 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on August 15, 2023. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post - Retirement Plans	Total in AOCI
Three months ended June 30, 2023
Beginning balance	$(341)	$85	$10	$(246)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	182	22	—	204
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(11)		(11)
Ending balance	$(159)	$96	$10	$(53)
Three months ended June 30, 2022
Beginning balance	$148	$45	$(16)	$177
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(162)	22	—	(140)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	3		3
Ending balance	$(14)	$70	$(16)	$40

Six months ended June 30, 2023
Beginning balance	$(179)	$102	$(11)	$(88)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	20	14	22	56
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(20)		(20)
Noninterest expense			(1)	(1)
Ending balance	$(159)	$96	$10	$(53)
Six months ended June 30, 2022
Beginning balance	$366	$(11)	$(13)	$342
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(380)	74	(4)	(310)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	7		7
Noninterest expense			1	1
Ending balance	$(14)	$70	$(16)	$40

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
June 30, 2023
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,600	$2,600	$2,600
Federal funds sold and securities purchased under agreements to resell	17,304	17,304		$17,304
Held-to-maturity debt securities	1,384	1,373		1,367	$6
Advances	79,422	79,480		79,480
MPF Loans held in portfolio, net	10,529	9,431		9,421	10
Other assets	429	429		429
Carried at fair value on a recurring basis
Trading debt securities	1,733	1,733		1,733
Available-for-sale debt securities	22,816	22,816		22,816
Advances	147	147		147
Derivative assets	13	13		1,240		$(1,227)
Other assets	75	75		75
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	4	4			4
Other assets	1	1		—	1
Financial assets	136,457	$135,406	$2,600	$134,012	$21	$(1,227)
Other nonfinancial assets	235
Assets	$136,692

Carried at amortized cost
Deposits	$(842)	$(842)		$(842)
Consolidated obligation discount notes	(38,774)	(38,768)		(38,768)
Consolidated obligation bonds	(81,687)	(80,157)		(80,157)
Mandatorily redeemable capital stock	(246)	(246)	$(246)
Other liabilities	(550)	(550)		(550)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(4,983)	(4,983)		(4,983)
Consolidated obligation bonds	(623)	(623)		(623)
Derivative liabilities	(67)	(67)		(2,811)		$2,744
Financial liabilities	(127,772)	$(126,236)	$(246)	$(128,734)	$—	$2,744
Other nonfinancial liabilities	(666)
Liabilities	$(128,438)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2022
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,605	$2,605	$2,605
Federal funds sold and securities purchased under agreements to resell	24,943	24,943		$24,943
Held-to-maturity debt securities	1,431	1,419		1,412	$7
Advances	65,627	65,581		65,581
MPF Loans held in portfolio, net	10,154	8,973		8,962	11
Other assets	351	351		351
Carried at fair value on a recurring basis
Trading debt securities	3	3		3
Available-for-sale debt securities	20,700	20,700		20,700
Advances	661	661		661
Derivative assets	25	25		1,111		$(1,086)
Other assets	109	109		109
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	6	6			6
Other assets	—	—		—	—
Financial assets	126,615	$125,376	$2,605	$123,833	$24	$(1,086)
Other nonfinancial assets	238
Assets	$126,853
Carried at amortized cost
Deposits	$(571)	$(571)		$(571)
Consolidated obligation discount notes	(59,278)	(59,264)		(59,264)
Consolidated obligation bonds	(57,398)	(55,766)		(55,766)
Mandatorily redeemable capital stock	(248)	(248)	$(248)
Other liabilities	(240)	(240)		(240)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(253)	(253)		(253)
Consolidated obligation bonds	(718)	(718)		(718)
Derivative liabilities	(10)	(10)		(2,872)		$2,862
Financial liabilities	(118,716)	$(117,070)	$(248)	$(119,684)	$—	$2,862
Other nonfinancial liabilities	(672)
Liabilities	$(119,388)

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

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Advances	$—	$(24)	$7	$(63)
Discount notes	16	4	7	4
Bonds	(3)	6	(10)	20
Other	—	(4)	—	(7)
Noninterest income - Instruments held under the fair value option	$13	$(18)	$4	$(46)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	June 30, 2023		December 31, 2022
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$160	$636	$680	$741
Fair value over (under) UPB	(13)	(13)	(19)	(23)
Fair value	$147	$623	$661	$718

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	June 30, 2023				December 31, 2022
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$5,337	$7,716	[a]	$13,053	$4,485	$6,265	[a]	$10,750
MPF delivery commitments	292	—		292	93	—		93
Advance commitments	29	5		34	76	5		81
Housing authority standby bond purchase agreements	146	398		544	56	485		541
Unsettled consolidated obligation bonds	455	—		455	65	—		65
Other	2	—		2	2	—		2
Commitments	$6,261	$8,119		$14,380	$4,777	$6,755		$11,532
a    Contains $6.8 billion and $5.8 billion of member standby letters of credit as of June 30, 2023, and December 31, 2022, which were renewable annually.

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

As of	June 30, 2023	December 31, 2022
Assets - Advances	$639	$386
Liabilities - Deposits	7	3
Equity - Capital Stock	29	18

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. These transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.

We have also, from time to time, assumed the outstanding consolidated obligations of another FHLB rather than issue new consolidated obligations. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three and six months ended June 30, 2023, the Bank assumed consolidated obligation discount notes with a par value of $4.32 billion from the FHLB of Atlanta with a corresponding transfer of funds to the Bank from the FHLB of Atlanta. The Bank did not assume any debt from other FHLBs during the three and six months ended June 30, 2022.

In addition, we provide programmatic and operational support in our role as the administrator of the MPF Program on behalf of the other MPF Banks for which we receive a membership and volume-based administration fee.

Material transactions with other FHLBs are identified on the face of our condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Other selected data at period end
Member standby letters of credit outstanding	$13,053	$10,465	$10,750	$12,999	$13,080
MPF Loans par value outstanding - FHLB System [a]	66,294	65,420	65,562	65,853	65,889
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	18,458	18,232	18,331	18,404	18,455
Number of members	656	660	671	668	669
Total employees (full and part time)	491	499	495	493	479
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$2,345	$1,152	$1,321	$1,985	$2,358
Quarterly number of PFIs funding MPF products - FHLB System	553	479	485	554	576
MPF Loans par value amounts funded - FHLB Chicago PFIs	$640	$266	$387	$497	$636
Quarterly number of PFIs funding MPF products - FHLB Chicago	161	148	154	171	167
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.26%	6.21%	6.15%	6.77%	6.77%
Market value of equity to book value of equity	106%	107%	105%	105%	109%
Primary mission asset ratio [b]	72.4%	71.5%	72.0%	72.9%	73.1%
Dividend rate class B1 activity stock-period paid	7.38%	7.13%	6.50%	5.75%	5.13%
Dividend rate class B2 membership stock-period paid	3.19%	3.06%	2.75%	2.38%	2.13%
Return on average assets	0.45%	0.42%	0.43%	0.34%	0.36%
Return on average equity	8.12%	7.31%	7.33%	5.39%	5.33%
Average equity to average assets	5.54%	5.75%	5.87%	6.31%	6.75%
Net yield on average interest-earning assets	0.70%	0.67%	0.71%	0.52%	0.61%
Cash dividends	$55	$48	$37	$29	$24
Dividend payout ratio	32.93%	33.57%	27.61%	30.53%	26.37%
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

•the loss of or changes in business activities with significant members; changes in the demand by our members for advances, the impact of pricing increases, and the availability of other sources of funding for our members, such as deposits;

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

•uncertainties relating to the phase-out of LIBOR;

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2023 Financial Highlights

•Advances outstanding increased to $79.6 billion at June 30, 2023, compared to $66.3 billion at December 31, 2022, attributable to increased borrowings from Bank depository institutions.

•MPF Loans held in portfolio remained steady at $10.5 billion at June 30, 2023, compared to $10.2 billion at December 31, 2022.

•Total investment securities increased to $25.9 billion at June 30, 2023, compared to $22.1 billion at December 31, 2022, primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. treasuries.

•Total liquid assets decreased to $19.9 billion at June 30, 2023, compared to $27.5 billion at December 31, 2022. We intend to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $136.7 billion as of June 30, 2023, compared to $126.9 billion as of December 31, 2022.

•Letters of credit commitments increased to $13.1 billion at June 30, 2023, compared to $10.8 billion at December 31, 2022, attributable to increased usage from our members for public unit deposits.

•We recorded net income of $167 million in the second quarter of 2023, up $76 million compared to the second quarter of 2022. The increase was primarily due to increased returns on our liquid assets as interest rates rose compared to the prior year period.

•In the second quarter of 2023, noninterest income was $0 million, a decrease of $5 million when compared to a $5 million gain for the second quarter of 2022, primarily driven by unrealized losses in our trading portfolio.

•We remained in compliance with all of our regulatory capital requirements as of June 30, 2023.

Summary and Outlook

Second Quarter 2023 Dividends and Dividend Guidance

On July 27, 2023, the Board of Directors declared a dividend of 8% (annualized) for Class B1 activity stock and a dividend of 5% (annualized) for Class B2 membership stock, based on preliminary financial results for the second quarter of 2023. The dividend for the second quarter of 2023 will be paid by crediting member DID accounts on August 15, 2023. The Bank pays a higher dividend per share on activity stock compared to membership stock to recognize members' support of the cooperative through the use of our products. We expect to maintain a dividend of at least 8% (annualized) for Class B1 activity stock for the third and fourth quarters of 2023, based on current projections and assumptions regarding our financial condition. The Bank provides this information to assist members in planning their activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Telling Our Story

Many members participated in the FHFA review of the FHLB System, which concluded in March 2023. We expect the FHFA’s report will be released in September 2023 (as further discussed under Legislative and Regulatory Developments) and will include recommendations focused on our important role in support of affordable housing and community development. Throughout this process, the Bank remained committed to furthering our mission to promote homeownership and community development by serving members and their communities.

In our recently published inaugural FHLBank Chicago 2022 Impact Report and the FHLBank System’s 2022 Corporate Responsibility Report, we highlighted our commitment through members' stories that showcase innovation, adaptability, and resilience in service of our mission to housing, small business lending, and community development in the diverse communities our members serve across the country. The contents of these reports are not incorporated by reference into this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, or in any other report or document we file with the SEC.

Supporting Housing and Our Members' Communities

Homeownership can represent an unparalleled opportunity for wealth-building for families and communities. However, rising interest rates and housing costs increasingly rendered homeownership out of reach for many very low to moderate-income households throughout Illinois and Wisconsin. Given the high-cost environment, we’ve seen record usage of our DPP® program

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

so far in 2023, which offers down payment and closing cost assistance to help members’ income-eligible customers achieve homeownership. During the first six months of 2023, we have awarded $22 million in down payment assistance and have set aside $21 million to be awarded in the second half of the year. Many homebuyers face barriers beyond cost, including a need for financial literacy, credit repair, and other homebuyer readiness support. Homebuyer education and counseling helps break down these barriers to facilitate sustainable homeownership. To this end, we have committed $1 million each to both the Illinois Housing Development Authority (IHDA) and Wisconsin Housing and Economic Development Authority (WHEDA) in 2023 to assist housing counseling agencies in Illinois and Wisconsin in expanding services to minority and very low to moderate-income homebuyers in need. This will be administered through our Community First Housing Counseling Resource Program.

Expanding Our Value Proposition

Rising funding costs and compressed net interest margins continue to be two of the biggest challenges facing our membership. Announced in April 2023, our Savings Amidst Volatile Environment (S.A.V.E.) Advance gives members a one-time opportunity to receive a 10 basis point discount on advances up to $5 million with more flexibility around structure, tenor, and capitalization requirements than previous advance specials. This was created as a way to reduce the stress caused by a volatile economic environment and pass the benefit on to members' customers.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	June 30, 2023			June 30, 2022			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$23,946	$360	6.01%	$21,686	$93	1.72%	$10	$257	$267
Advances	88,599	1,173	5.30%	56,854	169	1.19%	94	910	1,004
MPF Loans held in portfolio	10,317	82	3.18%	9,872	69	2.80%	3	10	13
Federal funds sold	11,257	142	5.05%	7,615	15	0.79%	7	120	127
Securities purchased under agreements to resell	7,105	89	5.01%	3,235	6	0.74%	7	76	83
Interest-bearing deposits	4,224	55	5.21%	2,185	4	0.73%	4	47	51
Other interest-earning assets	64	2	12.50%	90	1	4.44%	—	1	1
Interest-earning assets	145,512	1,903	5.23%	101,537	357	1.41%	156	1,390	1,546
Noninterest-earning assets	1,657			602
Total assets	$147,169			$102,139

Consolidated obligation discount notes	50,660	614	4.85%	28,580	51	0.71%	39	524	563
Consolidated obligation bonds	83,277	1,016	4.88%	62,952	147	0.93%	47	822	869
Other interest-bearing liabilities	1,393	19	5.46%	1,255	5	1.59%	1	13	14
Interest-bearing liabilities	135,330	1,649	4.87%	92,787	203	0.88%	96	1,350	1,446
Noninterest-bearing liabilities	3,604			2,505
Total liabilities	$138,934			$95,292

Net yield on interest earning assets	$145,512	$254	0.70%	$101,537	$154	0.61%	$67	$33	$100

For the six months ended
Investment debt securities	$23,301	$677	5.81%	$22,947	$164	1.43%	$3	$510	$513
Advances	83,586	2,112	5.05%	55,978	256	0.91%	126	1,730	1,856
MPF Loans held in portfolio	10,237	162	3.16%	9,837	134	2.72%	5	23	28
Federal funds sold	11,286	269	4.77%	6,268	17	0.54%	13	239	252
Securities purchased under agreements to resell	6,570	156	4.75%	3,633	7	0.39%	6	143	149
Interest-bearing deposits	4,343	107	4.93%	1,852	5	0.54%	7	95	102
Other interest-earning assets	100	2	4.00%	86	1	2.33%	—	1	1
Interest-earning assets	139,423	3,485	5.00%	100,601	584	1.16%	224	2,677	2,901
Noninterest-earning assets	1,562			1,174
Total assets	$140,985			$101,775

Consolidated obligation discount notes	55,701	1,287	4.62%	27,907	63	0.45%	63	1,161	1,224
Consolidated obligation bonds	72,516	1,688	4.66%	63,518	203	0.64%	27	1,458	1,485
Other interest-bearing liabilities	1,258	34	5.41%	1,295	9	1.39%	—	25	25
Interest-bearing liabilities	129,475	3,009	4.65%	92,720	275	0.59%	106	2,628	2,734
Noninterest-bearing liabilities	3,478			2,244
Total liabilities	$132,953			$94,964

Net yield on interest-earning assets	$139,423	$476	0.68%	$100,601	$309	0.61%	$118	$49	$167

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

•Interest income from investment debt securities increased primarily due to higher market interest rates in 2023 compared to the same period in 2022.

•Interest income from advances increased primarily due to higher market interest rates in 2023 compared to the same period in 2022. In addition, increased borrowing from our depository members contributed to the increase in interest income.

•Interest income from MPF Loans held in portfolio increased primarily due to the higher mortgage rate environment increasing the yield earned on new loan originations in 2023 compared to the same period in 2022. In addition, interest income from MPF Loans increased due to a reduction in premium amortization expense in 2023 compared to 2022 as loan prepayments slowed in 2023. To a lesser extent, increased volume also contributed to this increase in interest income.

•Interest income from federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits increased primarily due to higher market interest rates in 2023 compared to the same period in 2022. To a lesser extent, increased volume also contributed to this increase in interest income.

•Interest expense on our shorter-termed consolidated obligation discount notes increased primarily due to higher market interest rates in 2023 compared to the same period in 2022. To a lesser extent, increased volume also contributed to this increase in interest expense.

•Interest expense on our longer-termed consolidated obligation bonds increased primarily due to higher market interest rates in 2023 compared to the same period in 2022. To a lesser extent, increased volume also contributed to this increase in interest expense.

•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 41.

Noninterest Income

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Trading securities	$(8)	$1	$(8)	$(2)
Derivatives	(16)	17	(22)	46
Instruments held under the fair value option	13	(18)	4	(46)
MPF fees, $6, $6, $12 and $12 from other FHLBs	8	9	16	19
Other, net	3	(4)	6	(2)
Noninterest income (loss)	$—	$5	$(4)	$15

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives, and Instruments Held Under the Fair Value Option

Unrealized losses from our trading securities were the primary driver of our decrease in noninterest income. The unrealized losses in our trading securities were primarily attributable to the movement in market interest rates in 2023 compared to 2022.

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

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended June 30, 2023
Recorded in net interest income	$174	$130	$1	$11	$(373)	$—	$(57)
Recorded in derivatives	4	10	7	(18)	(2)	(17)	(16)
Recorded in trading securities	—	(8)	—	—	—	—	(8)
Recorded on instruments held under the fair value option	—	—	—	16	(3)	—	13
Total net effect gain (loss) of hedging activities	$178	$132	$8	$9	$(378)	$(17)	$(68)

Three months ended June 30, 2022
Recorded in net interest income	$9	$(47)	$—	$(2)	$51	$1	$12
Recorded in derivatives	17	1	7	(1)	(6)	(1)	17
Recorded in trading securities	—	1	—	—	—	—	1
Recorded on instruments held under the fair value option	(24)	—	(4)	4	6	—	(18)
Total net effect gain (loss) of hedging activities	$2	$(45)	$3	$1	$51	$—	$12

Six months ended June 30, 2023
Recorded in net interest income	$313	$232	$1	$20	$(707)	$—	$(141)
Recorded in derivatives	2	10	6	(4)	(2)	(34)	(22)
Recorded in trading securities	—	(8)	—	—	—	—	(8)
Recorded on instruments held under the fair value option	7	—	—	7	(10)	—	4
Total net effect gain (loss) of hedging activities	$322	$234	$7	$23	$(719)	$(34)	$(167)

Six months ended June 30, 2022
Recorded in net interest income	$(12)	$(139)	$—	$(6)	$148	$1	$(8)
Recorded in derivatives	49	3	14	(1)	(18)	(1)	46
Recorded in trading securities	—	(2)	—	—	—	—	(2)
Recorded on instruments held under the fair value option	(63)	—	(7)	4	20	—	(46)
Total net effect gain (loss) of hedging activities	$(26)	$(138)	$7	$(3)	$150	$—	$(10)

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Compensation and benefits	$31	$28	$63	$57
Nonpayroll operating expenses	29	24	50	45
Federal Housing Finance Agency and Office of Finance	4	4	9	10
Other, net	3	2	4	4
Noninterest expense	$67	$58	$126	$116

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits increased primarily due to increased employee headcount and increases in salaries, incentive compensation expenses and pension-related expenses. We had 491 employees as of June 30, 2023, compared to 479 employees as of June 30, 2022.

Nonpayroll operating expenses increased as we continued our planned investment in information technology, specifically applications, infrastructure, and resiliency.

Federal Housing Finance Agency and Office of Finance expenses consist of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs.

As noted in Noninterest Income on page 41, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs, but also include income from other third party investors. These fees are designed to compensate us for the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. The following table summarizes MPF related fees and expenses.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
MPF fees earned	$8	$9	$16	$19
Expenses related to MPF fees earned	9	9	17	18

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2022 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,		Balance remaining in AOCI as of
	2023	2022	2023	2022	June 30, 2023
Net unrealized gain (loss) available-for-sale debt securities	$182	$(162)	$20	$(380)	$(159)
Net unrealized gain (loss) cash flow hedges	11	25	(6)	81	96
Postretirement plans	—	—	21	(3)	10
Other comprehensive income (loss)	$193	$(137)	$35	$(302)	$(53)

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized gain on our AFS portfolio for 2023 was primarily due to spreads to swaps tightening compared to the first quarter of 2023. As these securities approach maturity, we expect the net unrealized losses in our AOCI as of June 30, 2023 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The second quarter net unrealized gain on cash flow hedges for 2023 was primarily driven by an increase in long term market interest rates compared to the same period in 2022. The year to date net unrealized loss on cash flow hedges for 2023 was primarily driven by a decrease in long term market interest rates compared to the same period in 2022.

Postretirement plans

The gain recorded in 2023 was primarily due to an actuarial adjustment resulting from an increase in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of June 30, 2023 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	June 30, 2023	December 31, 2022
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$19,904	$27,548
Investment debt securities	25,933	22,134
Advances	79,569	66,288
MPF Loans held in portfolio, net of allowance for credit losses	10,533	10,160
Other, net of allowance for credit losses	753	723
Assets	$136,692	$126,853

Consolidated obligation discount notes	$43,757	$59,531
Consolidated obligation bonds	82,310	58,116
Other	2,371	1,741
Liabilities	128,438	119,388
Capital stock	3,536	2,989
Retained earnings	4,771	4,564
Accumulated other comprehensive income (loss)	(53)	(88)
Capital	8,254	7,465
Total liabilities and capital	$136,692	$126,853

The following is an analysis of the above table and comparisons apply to June 30, 2023 compared to December 31, 2022.

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

In the second quarter of 2023, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased at the end of second quarter 2023 compared to year end 2022 with the change primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. treasuries.

Advances

Advance balances increased at the end of second quarter 2023 compared to year end 2022 attributable to increased borrowings from our depository members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with our former captive insurance company members mature, our total advance levels may decrease. For a discussion of risks relating to our former captive insurance company members see Risk Factors starting on page 20 in our 2022 Form 10-K. For details on our advances with our former captive insurance company members, see Note 6 - Advances.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio remained steady at the end of second quarter 2023 compared to year end 2022. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending June 30, 2023, we maintained a liquidity position in accordance with FHFA regulations and guidance, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 51 in our 2022 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:

Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $4.8 billion). As of June 30, 2023, our overnight liquidity was $25.6 billion or 19% of total assets, giving us an excess overnight liquidity of $20.8 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2023, we had excess liquidity of $76.0 billion to support member deposits.

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

	MPF Loans	Investment Debt Securities
As of June 30, 2023	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,191	$910	$1,097
After one year through five years	4,043	4,088	180
After five years through ten years	2,799	16,891	103
After ten years	2,362	2,918	5
Total	$10,395	$24,807	$1,385

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 20 in our 2022 Form 10-K.

Funding

Conditions in Financial Markets

Concerns about potential further regional bank stress following the events of the first quarter of 2023 occupied the market’s attention at the start of the second quarter of 2023. At its May 2023 meeting, in a widely expected decision, the Federal Open Market Committee (FOMC) raised the target fed funds rate by 25 basis points to a range of 5.00-5.25%, while suggesting that the recent inflation-battling tightening campaign might be nearing its end. At its June 2023 meeting, as anticipated, the FOMC maintained the target range, but delivered a more hawkish tone regarding potential future moves in its statement accompanying the decision. On June 2, 2023, Congress passed legislation to temporarily suspend the nation’s debt limit until January 2025.

Rates increased quarter-over-quarter across the entire yield curve. After increasing 2.6% in the fourth quarter of 2022, U.S. Gross Domestic Product (GDP) rose by 2.0% in the first quarter of 2023. According to the Department of Commerce, GDP increased in the first quarter as a result of increases in consumer spending, exports, federal government spending, state and local government spending, and nonresidential fixed investment.

We maintained ready access to funding throughout the second quarter of 2023.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

LIBOR Transition

In accordance with the United Kingdom's Financial Conduct Authority's March 5, 2021 announcement, all remaining USD LIBOR tenors are no longer published after June 30, 2023. In expectation of LIBOR’s cessation, the Bank selected SOFR as its preferred primary replacement rate for investments and advances, and updated our processes and information technology systems to support the transition from LIBOR to SOFR. As of June 30, 2023, the Bank has transitioned all outstanding LIBOR-indexed instruments to reference SOFR, with the implementation of such fallback effective either immediately following June 30, 2023, or at the beginning of the instrument’s next reset period following LIBOR cessation.

Market activity in SOFR-indexed financial instruments continues to increase and we continue to participate in the issuance of SOFR-indexed consolidated bonds. Currently (and during the second quarter prior to LIBOR’s cessation), we are using Effective Federal Funds Rate overnight index swaps (EFFR OIS) and SOFR overnight index swaps (SOFR OIS) as an interest rate hedging strategy for financial instruments, as an alternative to using LIBOR when entering into new derivative transactions. We offer SOFR-linked advances to our members, and for the six months ended June 30, 2023, have issued $59.8 billion in SOFR-linked advances. We also offer Discount Note-index floater advances, which some members have used as alternatives to LIBOR-linked advance products. For a discussion of risks relating to the conversion to a SOFR-based rate, including our use of SOFR-linked consolidated obligations and advances, see Risk Factors on page 20 in our 2022 Form 10-K.

During the second quarter of 2023, the Bank had variable rate LIBOR exposure related to outstanding advances, investment securities, and derivatives with interest rates indexed to LIBOR. However, immediately after June 30, 2023, the variable LIBOR rate referenced in these outstanding instruments either converted to SOFR or became static until the instruments’ next applicable reset period at which time it will convert to a SOFR rate.

Condensed Statements of Cash Flows

Net cash flows from operating activities

Six months ended June 30,	2023	2022
Net cash provided by (used in) operating activities	$915	$1,065

In 2023, the majority of our operating cash inflows were related to net income earned and cash received from clearinghouses to settle mark-to-market positions, as well as the impact of increased interest accrued on our consolidated obligation bond issuances. In 2022, the majority of our operating cash inflows were related to cash received from clearinghouses to settle market-to-market positions.

Net cash flows from investing activities with significant activity

Six months ended June 30,	2023	2022
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$7,639	$(7,813)
Investment debt securities	(3,796)	2,755
Advances	(13,293)	(5,824)
MPF Loans held in portfolio	(382)	(136)
Other	(6)	(8)
Net cash provided by (used in) investing activities	$(9,838)	$(11,026)

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

•In 2023 our net cash outflows from investment debt securities was primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. treasuries. In 2022 our net cash inflows from investment debt securities was attributable to a reduction in investment in U.S. treasuries.

•In 2023 and 2022 our net cash outflows for advances was attributable to increased borrowing from our depository members.

•In 2023 and 2022 our net cash outflows for MPF Loans held in portfolio was due to new-acquisition volume that outpaced paydown and maturity activity.

Net cash flows from financing activities with significant activity

Six months ended June 30,	2023	2022
Consolidated obligation discount notes	$(20,100)	$6,936
Consolidated obligation bonds	24,039	3,132
Net proceeds (payments) on discount note transfers with other FHLBs	4,266	—
Other	713	(103)
Net cash provided by (used in) financing activities	$8,918	$9,965

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

•In the second quarter of 2023 we assumed consolidated obligation discount notes from another FHLB due to an advantageous funding opportunity. In 2022 we had no such discount note transfers.

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

Reduced Capitalization Advance Program (RCAP)

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At June 30, 2023, RCAP advances outstanding totaled 21.6 billion to 111 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

	June 30, 2023	December 31, 2022
Capital stock	$3,536	$2,989
Mandatorily redeemable capital stock (MRCS) recorded as a liability	246	248
Regulatory capital stock	3,782	3,237
Retained earnings	4,771	4,564
Regulatory capital	$8,553	$7,801

Capital stock	$3,536	$2,989
Retained earnings	4,771	4,564
Accumulated other comprehensive income (loss)	(53)	(88)
GAAP capital	$8,254	$7,465

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

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On July 27, 2023, our Board of Directors declared a 8% dividend (annualized) for Class B1 activity stock and a 5% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2023. This dividend totaled $75 million (recorded as $70 million dividends on capital stock and $5 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on August 15, 2023.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $80.7 billion were advances (par value) and $13.1 billion were letters of credit at June 30, 2023, compared to $67.5 billion and $10.7 billion at December 31, 2022.

	June 30, 2023			December 31, 2022
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	513	$92,343	$175,736	508	$73,625	$147,127
4	10	1,613	1,896	9	497	519
5	9	73	143	8	68	118
Total	532	$94,029	$177,775	525	$74,190	$147,764

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

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the six months ended June 30, 2023 and 2022, we purchased and concurrently delivered $0.4 billion and $1.0 billion in unpaid principal balance of these loans to Fannie Mae.

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

As of June 30, 2023	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$2,570	$2,570
Total Domestic U.S.	—	2,570	2,570
Foreign commercial banks - federal funds sold:
Australia	—	1,000	1,000
Canada	—	3,200	3,200
Finland	984	—	984
France	—	100	100
Netherlands	—	470	470
Norway	1,100	—	1,100
Sweden	—	1,100	1,100
Total U.S. branches and agency offices of foreign commercial banks	2,084	5,870	7,954
Total unsecured credit exposure	$2,084	$8,440	$10,524

All $10.52 billion of the unsecured credit exposure shown in the above table were overnight investments.

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

The following table presents our derivative positions where we have such credit exposures. The ratings shown in the following table reflect the lowest long-term debt rating reported among the three largest NRSROs. FHFA regulations require the Bank to develop and assign internal credit ratings for its counterparties that do not rely exclusively on ratings reported by NRSROs. As such, the ratings shown in the following table are for presentation purposes only. Noncash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the DCOs for cleared derivatives and is included in our derivative positions with credit exposure. Noncash collateral pledged also consists of net initial margin exchanged on our bilateral derivatives, which for presentation purposes we have reported on a net basis. We had no material concentration of credit risk with any one bilateral derivative counterparty.

	Net Derivative Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties	[a]
As of June 30, 2023
Nonmember counterparties -
Overcollateralized liability positions -
Bilateral derivatives -
A	$(375)	$386	$—	$11
BBB	(868)	865	11	8
Cleared derivatives	(49)	—	815	766
Nonmember counterparties	(1,292)	1,251	826	785
Total	$(1,292)	$1,251	$826	$785
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

FHFA’s Review and Analysis of the Federal Home Loan Bank System (FHLB System). In the fall of 2022, and over a period of several months, the FHFA undertook a review and analysis of the FHLB System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. This review covered such areas as the FHLBs’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The FHFA has stated that its review and analysis will culminate in a written report to be issued no later than September 30, 2023. The report is expected to (i) summarize the feedback received; (ii) identify actions the FHFA plans to take; and (iii) outline any recommendations for consideration by Congress.The report may involve recommendations for changes related to any number of areas covered by the FHFA's review, such as the FHLBs’ fulfillment of their mission, membership requirements, contributions to affordable housing and support to community investment.

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

	June 30, 2023		December 31, 2022
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$(202)	$(450)	$(172)	$(450)
-100 bp	(80)	(200)	(60)	(200)
-50 bp	(33)	(90)	(24)	(90)
-25 bp	(15)	(45)	(11)	(45)
+25 bp	10	(45)	9	(45)
+50 bp	15	(90)	15	(90)
+100 bp	20	(200)	26	(200)
+200 bp	16	(450)	33	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of June 30, 2023	As of December 31, 2022
Yield Curve Risk	$3	$7
Option Risk
Implied Volatility	7	4
Prepayment Speeds	1	—
Basis Risk
Spread to Swap Curve	(6)	4
Mortgage Spread	—	—

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

As of June 30, 2023, our sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $7 million, compared to $4 million at December 31, 2022. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	June 30, 2023	December 31, 2022
Down 200 bps	-1.6	-1.8
Base	-0.5	-0.5
Up 200 bps	0.1	-0.0

As of June 30, 2023, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $481 million, and our market value of equity to book value of equity ratio was 106%, compared to $407 million and 105% at December 31, 2022. The increase in the market value of equity to book value of equity was largely a result of tighter mortgage spreads in the markets.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Federal Home Loan Bank of Chicago

Item 6. Exhibits.

10.1	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, as amended and restated effective January 1, 2023 [a]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [a]

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [a]

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [a]

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [a]

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. [a]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [a]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [a]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [a]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [a]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [a]

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) [a]
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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	August 8, 2023		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		Name:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 8, 2023		(Principal Financial Officer and Principal Accounting Officer)