Form 10-Q
period 2023-09-30
Federal Home Loan Bank of Chicago
filed 2023-11-07
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of September 30, 2023, the registrant had 37,284,895 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	September 30, 2023	December 31, 2022
Assets
Cash and due from banks	$38	$35
Interest-bearing deposits	2,570	2,570
Federal funds sold	9,158	6,443
Securities purchased under agreements to resell	13,150	18,500
Investment debt securities -
Trading, $— and $— pledged as collateral that may be repledged	1,738	3
Available-for-sale, $22,139 and $20,879 amortized cost, includes $853 and $692 pledged as collateral that may be repledged	21,916	20,700
Held-to-maturity, $747 and $1,419 at fair value	762	1,431
Investment debt securities	24,416	22,134
Advances, $145 and $661 carried at fair value	74,963	66,288
MPF Loans held in portfolio, net of $(5) and $(5) allowance for credit losses	11,064	10,160
Derivative assets	155	25
Other assets, $79 and $109 carried at fair value	731	698
net of $(7) and $(7) allowance for credit losses
Assets	$136,245	$126,853

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$126	$94
Demand and overnight - interest-bearing, $11 and $11 from other FHLBs	564	477
Deposits	690	571
Consolidated obligations, net -
Discount notes, $3,542 and $253 carried at fair value	42,088	59,531
Bonds, $600 and $718 carried at fair value	83,830	58,116
Consolidated obligations, net	125,918	117,647
Derivative liabilities	69	10
Affordable Housing Program assessment payable	129	99
Mandatorily redeemable capital stock	185	248
Other liabilities	938	813
Liabilities	127,929	119,388
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 29 and 23 million shares issued and outstanding	2,906	2,310
Class B2 membership stock, 6 and 7 million shares issued and outstanding	638	679
Capital stock - putable, $100 and $100 par value per share	3,544	2,989
Retained earnings - unrestricted	4,000	3,778
Retained earnings - restricted	884	786
Retained earnings	4,884	4,564
Accumulated other comprehensive income (loss) (AOCI)	(112)	(88)
Capital	8,316	7,465
Liabilities and capital	$136,245	$126,853

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest income	$1,993	$688	$5,478	$1,272
Interest expense	1,696	546	4,705	821
Net interest income	297	142	773	451
Provision for (reversal of) credit losses	—	1	—	2
Net interest income after provision for (reversal of) credit losses	297	141	773	449

Noninterest income -
Trading securities	4	3	(4)	1
Derivatives	(16)	19	(38)	65
Instruments held under the fair value option	(12)	(6)	(8)	(52)
MPF fees, $7, $6, $19 and $18 from other FHLBs	9	8	25	27
Other, net	(1)	3	5	1
Noninterest income (loss)	(16)	27	(20)	42

Noninterest expense -
Compensation and benefits	35	31	98	88
Nonpayroll operating expenses	22	23	72	67
Voluntary Community Investment contributions	17	3	17	4
Federal Housing Finance Agency and Office of Finance	5	4	14	14
Other, net	(1)	1	3	5
Noninterest expense	78	62	204	178

Income before assessments	203	106	549	313

Affordable Housing Program assessment	20	11	56	32

Net income	$183	$95	$493	$281

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$183	$95	$493	$281

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(64)	(152)	(44)	(532)
Net unrealized gain (loss) cash flow hedges	5	34	(1)	115
Postretirement plans	—	1	21	(2)
Other comprehensive income (loss)	(59)	(117)	(24)	(419)

Comprehensive income (loss)	$124	$(22)	$469	$(138)

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
June 30, 2023	29	$2,920	6	$616	$3,923	$848	$(53)	$8,254
Comprehensive income					147	36	(59)	124
Issuance of capital stock	10	997	—	1				998
Repurchases of capital stock	—	—	(10)	(987)				(987)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(3)	—	—				(3)
Transfers between classes of capital stock	(10)	(1,008)	10	1,008
Cash dividends - class B1 annualized rate and amount		8.00%			(66)			(66)
Cash dividends - class B2 annualized rate and amount				5.00%	(4)			(4)
Total change in period, excl. cumulative effect	—	(14)	—	22	77	36	(59)	62
September 30, 2023	29	$2,906	6	$638	$4,000	$884	$(112)	$8,316

June 30, 2022	17	$1,672	8	$773	$3,661	$740	$40	$6,886
Comprehensive income					76	19	(117)	(22)
Issuance of capital stock	7	755	—	3				758
Repurchases of capital stock	—	—	(6)	(524)				(524)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	1	—	(1)				—
Transfers between classes of capital stock	(4)	(396)	4	396
Cash dividends - class B1 annualized rate and amount		5.75%			(26)			(26)
Cash dividends - class B2 annualized rate and amount				2.38%	(3)			(3)
Total change in period, excl. cumulative effect	3	360	(2)	(126)	47	19	(117)	183
September 30, 2022	20	$2,032	6	$647	$3,708	$759	$(77)	$7,069

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2022	23	$2,310	7	$679	$3,778	$786	$(88)	$7,465
Comprehensive income (loss)					395	98	(24)	469
Issuance of capital stock	32	3,239	—	10				3,249
Repurchases of capital stock	—	—	(27)	(2,690)				(2,690)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(3)	—	(1)				(4)
Transfers between classes of capital stock	(26)	(2,640)	26	2,640
Cash dividends - class B1 annualized rate and amount		7.50%			(163)			(163)
Cash dividends - class B2 annualized rate and amount				3.75%	(10)			(10)
Total change in period excl. cumulative effect	6	596	(1)	(41)	222	98	(24)	851
September 30, 2023	29	$2,906	6	$638	$4,000	$884	$(112)	$8,316

December 31, 2021	14	$1,409	7	$740	$3,558	$703	$342	$6,752
Comprehensive income (loss)					225	56	(419)	(138)
Issuance of capital stock	16	1,602	—	19				1,621
Repurchases of capital stock	—	—	(10)	(1,034)				(1,034)
Capital stock reclassed to mandatorily redeemable capital stock liability	(1)	(54)	—	(3)				(57)
Transfers between classes of capital stock	(9)	(925)	9	925
Cash dividends - class B1 annualized rate and amount		5.29%			(68)			(68)
Cash dividends - class B2 annualized rate and amount				2.17%	(7)			(7)
Total change in period excl. cumulative effect	6	623	(1)	(93)	150	56	(419)	317
September 30, 2022	20	$2,032	6	$647	$3,708	$759	$(77)	$7,069

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Nine months ended September 30,	2023	2022
Operating	Net cash provided by (used in) operating activities	$1,975	$1,498
Investing	Net change interest-bearing deposits	—	(325)
	Net change federal funds sold	(2,715)	(2,929)
	Net change securities purchased under agreements to resell	5,350	(2,010)
	Trading debt securities -
	Proceeds from maturities and paydowns	—	752
	Purchases	(1,749)	—
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	802	4,383
	Purchases	(3,125)	(4,215)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	3,351	3,462
	Purchases	(2,682)	(2,272)
	Advances -
	Principal collected	1,718,861	609,571
	Issued	(1,727,742)	(622,719)
	MPF Loans held in portfolio -
	Principal collected	683	1,034
	Purchases	(1,605)	(1,296)
	Other investing activities	(9)	(13)
	Net cash provided by (used in) investing activities	(10,580)	(16,577)
Financing	Net change deposits, $— and $1 from other FHLBs	119	(359)
	Discount notes -
	Net proceeds from issuance	607,418	610,091
	Payments for maturing and retiring	(629,156)	(594,286)
	Proceeds on discount note transfers from other FHLBs	4,266	—
	Consolidated obligation bonds -
	Net proceeds from issuance	40,556	17,287
	Payments for maturing and retiring	(14,914)	(18,109)
	Capital stock -
	Proceeds from issuance	3,249	1,621
	Repurchases	(2,690)	(1,034)
	Cash dividends paid	(173)	(75)
	Other financing activities	(67)	(57)
	Net cash provided by (used in) financing activities	8,608	15,079
	Net increase (decrease) in cash and due from banks	3	—
	Cash and due from banks at beginning of period	35	45
	Cash and due from banks at end of period	$38	$45

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest income -

Trading	$16	$1	$21	$1

Available-for-sale interest income	381	150	$1,021	$259
Available-for-sale prepayment fees	1	2	1	43
Available-for-sale	382	152	1,022	302

Held-to-maturity	22	10	54	24

Investment debt securities	420	163	1,097	327

Advances interest income	1,204	365	3,316	610
Advances prepayment fees	—	1	—	12
Advances	1,204	366	3,316	622

MPF Loans held in portfolio	91	73	253	207
Federal funds sold	131	48	400	65
Securities purchased under agreements to resell	88	21	244	28
Interest-bearing deposits	58	16	165	21
Other	1	1	3	2

Interest income	1,993	688	5,478	1,272

Interest expense -

Consolidated obligations -
Discount notes	607	196	1,894	259
Bonds	1,068	341	2,756	544

Other	21	9	55	18

Interest expense	1,696	546	4,705	821

Net interest income	$297	$142	$773	$451

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	September 30, 2023	December 31, 2022
U.S. Government & other government related	$1,735	$—
MBS
GSE	$3	$3
Trading debt securities	$1,738	$3

The following table presents our gains and losses on trading debt securities recorded in noninterest income - other, net.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net unrealized gains (losses) on securities held at period end	$4	$3	$(4)	$1
Net gains (losses) on trading debt securities	$4	$3	$(4)	$1

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of September 30, 2023
U.S. Government & other government related	$2,119		$3	$(162)	$1,960
State or local housing agency	9		—	(1)	8
FFELP ABS	1,969		53	(4)	2,018
MBS
GSE	17,973		47	(160)	17,860
Government guaranteed	69		1	—	70
Available-for-sale debt securities	$22,139		$104	$(327)	$21,916

As of December 31, 2022
U.S. Government & other government related	$2,219		$1	$(132)	$2,088
State or local housing agency	8		—	—	8
FFELP ABS	2,253		61	(10)	2,304
MBS
GSE	16,285		45	(145)	16,185
Government guaranteed	114		1	—	115
Available-for-sale debt securities	$20,879		$108	$(287)	$20,700
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of September 30, 2023
U.S. Government & other government related	$583		$—	$(14)	$569
MBS
GSE	144		—	(1)	143
Government guaranteed	29		—	—	29
Other	6		—	—	6
Held-to-maturity debt securities	$762		$—	$(15)	$747

As of December 31, 2022
U.S. Government & other government related	$1,210		$—	$(14)	$1,196
MBS
GSE	164		3	—	167
Government guaranteed	49		—	—	49
Other	8		—	(1)	7
Held-to-maturity debt securities	$1,431		$3	$(15)	$1,419
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

	Available-for-Sale		Held-to-Maturity
As of September 30, 2023	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$3	$3	$369	$369
Due after one year through five years	1,057	1,052	49	47
Due after five years through ten years	301	262	165	153
Due after ten years	767	651	—	—
MBS and FFELP ABS	20,011	19,948	179	178
Total debt securities	$22,139	$21,916	$762	$747

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of September 30, 2023
U.S. Government & other government related	$—	$—	$1,355	$(162)	$1,355	$(162)
State or local housing agency	—	—	8	(1)	8	(1)
FFELP ABS	—	—	321	(4)	321	(4)
MBS
GSE	5,312	(22)	6,151	(138)	11,463	(160)
Government guaranteed	15	—	7	—	22	—
Available-for-sale debt securities	$5,327	$(22)	$7,842	$(305)	$13,169	$(327)

As of December 31, 2022
U.S. Government & other government related	$1,130	$(60)	$386	$(72)	$1,516	$(132)
State or local housing agency	8	—	—	—	8	—
FFELP ABS	347	(10)	—	—	347	(10)
MBS
GSE	8,922	(89)	992	(56)	9,914	(145)
Government guaranteed	33	—	—	—	33	—
Available-for-sale debt securities	$10,440	$(159)	$1,378	$(128)	$11,818	$(287)

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

As of September 30, 2023	Par Value Amount		Weighted Average Contractual Interest Rate
Due in one year or less	$30,557	[a]	5.22%
One to two years	19,551	[a]	4.72%
Two to three years	8,434		4.37%
Three to four years	4,413		3.60%
Four to five years	4,033		3.80%
Five to fifteen years	8,842		2.91%
More than fifteen years	508		5.13%
Total	$76,338		4.56%
a    Of the advances due in one year or less and one to two years, $3.9 billion and $4.0 billion, respectively, remain outstanding to One Mortgage Partners Corp. (now JPMorgan Chase Bank NA), our former captive insurance company member, whose membership was terminated in 2021 in connection with an FHFA rule.

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated.

As of	September 30, 2023	December 31, 2022
Par value	$76,338	$67,457
Fair value hedging adjustments	(1,392)	(1,191)
Other adjustments	17	22
Advances	$74,963	$66,288

The following advance borrowers exceeded 10% of our advances outstanding.

As of September 30, 2023	Par Value		% of Total Outstanding
BMO Harris Bank, NA	$12,566		16.5%
The Northern Trust Company	8,505		11.1%
JPMorgan Chase Bank, NA	7,900	[a]	10.3%
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

As of	September 30, 2023	December 31, 2022
Medium term (15 years or less)	$1,461	$1,521
Long term (greater than 15 years)	9,465	8,502
Unpaid principal balance	10,926	10,023
Net premiums, credit enhancement, and/or deferred loan fees	165	163
Fair value hedging and delivery commitment basis adjustments	(22)	(21)
MPF Loans held in portfolio, before allowance for credit losses	11,069	10,165
Allowance for credit losses on MPF Loans	(5)	(5)
MPF Loans held in portfolio, net	$11,064	$10,160
Conventional mortgage loans	$10,160	$9,221
Government Loans	766	802
Unpaid principal balance	$10,926	$10,023

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

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses for MPF Loans.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2023	2022	2023	2022

Allowance for MPF credit losses beginning balance	$5	$5	$5	$5
MPF credit losses charged-off	(1)	(1)	(1)	(2)
Credit loss recovery	1	—	1	—
Provision for (reversal of) MPF for credit losses	—	1	—	2
Allowance for MPF credit losses ending balance	$5	$5	$5	$5

Allowance for Credit Losses on Community First® Fund (the Fund)

As of September 30, 2023 and at December 31, 2022, we had $47 million in Fund loans outstanding, recorded in Other assets in our Condensed Statements of Condition.

As of September 30, 2023, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2023	2022	2023	2022
Allowance for Fund loan credit losses beginning balance	$7	$7	$7	$7
Allowance for Fund loan credit losses ending balance	$7	$7	$7	$7

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	September 30, 2023			December 31, 2022
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2019 to 2023	Prior to 2019	Total	2018 to 2022	Prior to 2018	Total
Past due 30-59 days	$27	$25	$52	$34	$21	$55
Past due 60-89 days	6	6	12	7	6	13
Past due 90 days or more	4	18	22	17	18	35
Past due	37	49	86	58	45	103
Current	8,963	1,245	10,208	8,246	1,003	9,249
Total outstanding	$9,000	$1,294	$10,294	$8,304	$1,048	$9,352

As of	September 30, 2023			December 31, 2022
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$14	$3	$17	$19	$5	$24
Serious delinquency rate	0.26%	1.48%	0.34%	0.42%	1.90%	0.54%
Past due 90 days or more and still accruing interest	$3	$11	$14	$3	$15	$18
Loans on nonaccrual status	26	—	26	39	—	39
Loans on nonaccrual status with no allowance for credit losses	14	—	14	15	—	15

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	September 30, 2023	December 31, 2022
MPF Loans held in portfolio	$58	$51
HTM securities	3	9
AFS securities	86	81
Interest-bearing deposits	10	7
Federal funds sold	3	2
Securities purchased under agreements to resell	4	4
Advances	262	197
Accrued interest receivable	$426	$351

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

As of September 30, 2023, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value to the financial statements in our 2022 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our bilateral derivative transactions are subject to variation margin requirements and are fully collateralized with a zero unsecured threshold. We pledged no investment securities for variation margin on our bilateral derivative transactions (that can be sold or repledged by our counterparty) as of September 30, 2023.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if our aggregate uncleared derivative transactions exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to a third-party custodian will have a security interest in the amount of initial margin required to be posted and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2023, we did not pledge and/or receive initial margin with our bilateral derivative counterparties.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2022 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $853 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at September 30, 2023. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at September 30, 2023.

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

As of	September 30, 2023			December 31, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$129,174	$1,701	$2,880	$90,805	$1,092	$2,825
Derivatives not in hedge accounting relationships-
Interest rate contracts	6,798	22	40	2,420	17	47
Mortgage delivery commitments	289	—	2	142	—	—
Other	161	1	—	119	2	—
Derivatives not in hedge accounting relationships	7,248	23	42	2,681	19	47
Gross derivative amount before netting adjustments and cash collateral	$136,422	1,724	2,922	$93,486	1,111	2,872
Netting adjustments and cash collateral		(1,569)	(2,853)		(1,086)	(2,862)
Derivatives on Condensed Statements of Condition		$155	$69		$25	$10
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$1,698			$2,124
Cash collateral received and related accrued interest	414			348

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the noninterest income - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2023	2022	2023	2022
Economic hedges -
Interest rate contracts	$13	$23	$23	$65
Mortgage delivery commitments	(4)	(3)	(3)	(11)
Other	3	5	4	18
Economic hedges	12	25	24	72
Variation margin on daily settled cleared derivatives	(28)	(6)	(62)	(7)
Noninterest income - Derivatives and hedging activities	$(16)	$19	$(38)	$65

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

	Derivative Assets
	As of September 30, 2023			As of December 31, 2022
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,599	$125	$1,724	$1,004	$107	$1,111
Netting adjustments and cash collateral	(1,444)	(125)	(1,569)	(999)	(87)	(1,086)
Derivatives with legal right of offset - net	155	—	155	5	20	25
Derivatives on Condensed Statements of Condition	155	—	155	5	20	25
Less:
Noncash collateral received or pledged and can be sold or repledged	127	—	127	—	—	—
Net amount	$28	$—	$28	$5	$20	$25

	Derivative Liabilities
	As of September 30, 2023			As of December 31, 2022
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$2,733	$187	$2,920	$2,785	$87	$2,872
Netting adjustments and cash collateral	(2,728)	(125)	(2,853)	(2,775)	(87)	(2,862)
Derivatives with legal right of offset - net	5	62	67	10	—	10
Derivatives without legal right of offset	2	—	2	—	—	—
Derivatives on Condensed Statements of Condition	7	62	69	10	—	10
Less:
Noncash collateral received or pledged and can be sold or repledged	—	62	62	—	—	—
Net amount	$7	$—	$7	$10	$—	$10

At September 30, 2023 and December 31, 2022, we had $790 million and $692 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of September 30, 2023 we did not have any active fair value hedges on our MPF Loans.

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$877	$(721)	$156	$831	$(832)	$(1)
Advances	391	(188)	203	479	(452)	27
Consolidated obligation bonds	(492)	90	(402)	(1,127)	1,032	(95)
Total	$776	$(819)	$(43)	$183	$(252)	$(69)

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$1,137	$(749)	$388	$2,303	$(2,443)	$(140)
Advances	717	(201)	516	1,457	(1,442)	15
Consolidated obligation bonds	(1,058)	(51)	(1,109)	(2,945)	2,999	54
Other	—	1	1	—	—	—
Total	$796	$(1,000)	$(204)	$815	$(886)	$(71)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of September 30, 2023	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$18,662	$(2,625)	$206	$(2,419)
Advances	31,024	(1,391)	(1)	(1,392)
Consolidated obligation bonds	71,234	(3,052)	(11)	(3,063)
Other	186	—	3	3

As of December 31, 2022
Available-for-sale securities	$16,918	$(2,016)	$345	$(1,671)
Advances	19,790	(1,192)	2	(1,190)
Consolidated obligation bonds	47,416	(3,102)	(12)	(3,114)
Other	211	—	4	4

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

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 7 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. There were no deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months as of September 30, 2023. We are not using the cash flow hedge strategy for new transactions at this time, but may elect to do so in the future.

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

	Three months ended September 30, 2023		Three months ended September 30, 2022
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$16	$11	$36	$2

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$30	$31	$110	$(4)
Bonds	—	—	—	(1)
Total	$30	$31	$110	$(5)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2023	December 31, 2022
Consolidated obligation discount notes - carrying amount	$42,088	$59,531
Consolidated obligation discount notes - principal amount	42,382	59,814
Weighted Average Interest Rate	5.23%	4.15%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of September 30, 2023	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$34,927	3.91%	$73,091
One to two years	15,673	1.95%	6,412
Two to three years	12,326	1.36%	2,730
Three to four years	9,967	1.91%	2,920
Four to five years	4,032	1.92%	1,025
Thereafter	9,995	2.23%	742
Total par value	$86,920	2.68%	$86,920

The following table presents consolidated obligation bonds outstanding by call feature.

As of	September 30, 2023	December 31, 2022
Noncallable	$23,097	$16,775
Callable	63,823	44,499
Par value	86,920	61,274
Fair value hedging adjustments	(3,063)	(3,114)
Other adjustments	(27)	(44)
Consolidated obligation bonds	$83,830	$58,116

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of September 30, 2023, and December 31, 2022. See Note 16 - Commitments and Contingencies in our 2022 Form 10-K for further details.

Par value as of	September 30, 2023			December 31, 2022
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$921,761	$308,114	$1,229,875	$712,178	$469,565	$1,181,743
FHLB Chicago as primary obligor	86,920	42,382	129,302	61,274	59,814	121,088
As a percent of the FHLB System	9%	14%	11%	9%	13%	10%

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

As of	September 30, 2023		December 31, 2022
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$5,450	$8,613	$5,074	$7,801
Total regulatory capital ratio	4.00%	6.32%	4.00%	6.15%
Leverage capital	$6,812	$12,918	$6,343	$11,701
Leverage capital ratio	5.00%	9.48%	5.00%	9.22%
Risk-based capital	$2,019	$8,613	$1,786	$7,801

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

The following member(s) (including any successor) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of September 30, 2023.

As of September 30, 2023	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Harris Bank, NA	$570	15.3%	$—

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On October 24, 2023 our Board of Directors declared a 8.25% dividend (annualized) for Class B1 activity stock and a 5.125% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2023. This dividend totaled $76 million (recorded as $72 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 15, 2023. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Note 12 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post - Retirement Plans	Total in AOCI
Three months ended September 30, 2023
Beginning balance	$(159)	$96	$10	$(53)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(64)	16	—	(48)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(11)		(11)
Ending balance	$(223)	$101	$10	$(112)

Three months ended September 30, 2022
Beginning balance	$(14)	$70	$(16)	$40
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(152)	36	—	(116)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(2)		(2)
Noninterest expense			1	1
Ending balance	$(166)	$104	$(15)	$(77)

Nine months ended September 30, 2023
Beginning balance	$(179)	$102	$(11)	$(88)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(44)	30	22	8
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(31)		(31)
Noninterest expense			(1)	(1)
Ending balance	$(223)	$101	$10	$(112)
Nine months ended September 30, 2022
Beginning balance	$366	$(11)	$(13)	$342
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(532)	110	(4)	(426)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	5		5
Noninterest expense			2	2
Ending balance	$(166)	$104	$(15)	$(77)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 – Fair Value

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
September 30, 2023
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,608	$2,608	$2,608
Federal funds sold and securities purchased under agreements to resell	22,308	22,308		$22,308
Held-to-maturity debt securities	762	747		741	$6
Advances	74,818	74,843		74,843
MPF Loans held in portfolio, net	11,057	9,505		9,497	8
Other assets	426	426		426
Carried at fair value on a recurring basis
Trading debt securities	1,738	1,738		1,738
Available-for-sale debt securities	21,916	21,916		21,916
Advances	145	145		145
Derivative assets	155	155		1,724		$(1,569)
Other assets	79	79		79
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7			7
Financial assets	136,019	$134,477	$2,608	$133,417	$21	$(1,569)
Other nonfinancial assets	226
Assets	$136,245

Carried at amortized cost
Deposits	$(690)	$(690)		$(690)
Consolidated obligation discount notes	(38,546)	(38,536)		(38,536)
Consolidated obligation bonds	(83,230)	(81,560)		(81,560)
Mandatorily redeemable capital stock	(185)	(185)	$(185)
Other liabilities	(727)	(727)		(727)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(3,542)	(3,542)		(3,542)
Consolidated obligation bonds	(600)	(600)		(600)
Derivative liabilities	(69)	(69)		(2,922)		$2,853
Financial liabilities	(127,589)	$(125,909)	$(185)	$(128,577)	$—	$2,853
Other nonfinancial liabilities	(340)
Liabilities	$(127,929)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2022
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,605	$2,605	$2,605
Federal funds sold and securities purchased under agreements to resell	24,943	24,943		$24,943
Held-to-maturity debt securities	1,431	1,419		1,412	$7
Advances	65,627	65,581		65,581
MPF Loans held in portfolio, net	10,154	8,973		8,962	11
Other assets	351	351		351
Carried at fair value on a recurring basis
Trading debt securities	3	3		3
Available-for-sale debt securities	20,700	20,700		20,700
Advances	661	661		661
Derivative assets	25	25		1,111		$(1,086)
Other assets	109	109		109
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	6	6			6
Financial assets	126,615	$125,376	$2,605	$123,833	$24	$(1,086)
Other nonfinancial assets	238
Assets	$126,853
Carried at amortized cost
Deposits	$(571)	$(571)		$(571)
Consolidated obligation discount notes	(59,278)	(59,264)		(59,264)
Consolidated obligation bonds	(57,398)	(55,766)		(55,766)
Mandatorily redeemable capital stock	(248)	(248)	$(248)
Other liabilities	(240)	(240)		(240)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(253)	(253)		(253)
Consolidated obligation bonds	(718)	(718)		(718)
Derivative liabilities	(10)	(10)		(2,872)		$2,862
Financial liabilities	(118,716)	$(117,070)	$(248)	$(119,684)	$—	$2,862
Other nonfinancial liabilities	(672)
Liabilities	$(119,388)

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Advances	$(2)	$(12)	$5	$(75)
Discount notes	(3)	1	4	5
Bonds	(7)	6	(17)	26
Other	—	(1)	—	(8)
Noninterest income - Instruments held under the fair value option	$(12)	$(6)	$(8)	$(52)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	September 30, 2023		December 31, 2022
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$160	$606	$680	$741
Fair value over (under) UPB	(15)	(6)	(19)	(23)
Fair value	$145	$600	$661	$718

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	September 30, 2023				December 31, 2022
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$5,786	$7,645	[a]	$13,431	$4,485	$6,265	[a]	$10,750
MPF delivery commitments	234	—		234	93	—		93
Advance commitments	141	5		146	76	5		81
Housing authority standby bond purchase agreements	80	450		530	56	485		541
Unsettled consolidated obligation bonds	661	—		661	65	—		65
Other	—	—		—	2	—		2
Commitments	$6,902	$8,100		$15,002	$4,777	$6,755		$11,532
a    Contains $6.7 billion and $5.8 billion of member standby letters of credit as of September 30, 2023, and December 31, 2022, which were renewable annually.

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

As of	September 30, 2023	December 31, 2022
Assets - Advances	$579	$386
Liabilities - Deposits	5	3
Equity - Capital Stock	28	18

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. These transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.

We have also, from time to time, assumed the outstanding consolidated obligations of another FHLB rather than issue new consolidated obligations. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three months ended September 30, 2023, the Bank did not assume consolidated obligation discount notes from another FHLB. During the nine months ended September 30, 2023 the Bank assumed consolidated obligation discount notes with a par value of $4.32 billion from the FHLB of Atlanta with a corresponding transfer of funds to the Bank from the FHLB of Atlanta. The Bank did not assume any debt from other FHLBs during the three and nine months ended September 30, 2022.

In addition, we provide programmatic and operational support in our role as the administrator of the MPF Program on behalf of the other MPF Banks for which we receive a membership and volume-based administration fee.

Material transactions with other FHLBs are identified on the face of our condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Other selected data at period end
Member standby letters of credit outstanding	$13,431	$13,053	$10,465	$10,750	$12,999
MPF Loans par value outstanding - FHLB System [a]	67,583	66,294	65,420	65,562	65,853
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	18,853	18,458	18,232	18,331	18,404
Number of members	652	656	660	671	668
Total employees (full and part time)	498	491	499	495	493
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$2,954	$2,345	$1,152	$1,321	$1,985
Quarterly number of PFIs funding MPF products - FHLB System	577	553	479	485	554
MPF Loans par value amounts funded - FHLB Chicago PFIs	$865	$640	$266	$387	$497
Quarterly number of PFIs funding MPF products - FHLB Chicago	168	161	148	154	171
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.32%	6.26%	6.21%	6.15%	6.77%
Market value of equity to book value of equity	102%	106%	107%	105%	105%
Primary mission asset ratio [b]	72.7%	72.4%	71.5%	72.0%	72.9%
Dividend rate class B1 activity stock-period paid	8.00%	7.38%	7.13%	6.50%	5.75%
Dividend rate class B2 membership stock-period paid	5.00%	3.19%	3.06%	2.75%	2.38%
Return on average assets	0.51%	0.45%	0.42%	0.43%	0.34%
Return on average equity	8.71%	8.12%	7.31%	7.33%	5.39%
Average equity to average assets	5.86%	5.54%	5.75%	5.87%	6.31%
Net yield on average interest-earning assets	0.84%	0.70%	0.67%	0.71%	0.52%
Cash dividends	$70	$55	$48	$37	$29
Dividend payout ratio	38.25%	32.93%	33.57%	27.61%	30.53%
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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2023 Financial Highlights

•Advances outstanding increased to $75.0 billion at September 30, 2023, compared to $66.3 billion at December 31, 2022, primarily attributable to increased borrowings from our depository institutions.

•MPF Loans held in portfolio increased to $11.1 billion at September 30, 2023, compared to $10.2 billion at December 31, 2022, primarily attributable to increased volume in loans sold into our MPF Program due to competitive pricing offered on our products and to a lesser extent increased loan origination due to homebuyer demand.

•Total investment securities increased to $24.4 billion at September 30, 2023, compared to $22.1 billion at December 31, 2022, primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. treasuries.

•Total liquid assets decreased to $24.9 billion at September 30, 2023, compared to $27.5 billion at December 31, 2022. We intend to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $136.2 billion as of September 30, 2023, compared to $126.9 billion as of December 31, 2022.

•Letters of credit commitments increased to $13.4 billion at September 30, 2023, compared to $10.8 billion at December 31, 2022, attributable to increased usage from our members for public unit deposits.

•We recorded net income of $183 million in the third quarter of 2023, up $88 million compared to the third quarter of 2022. The increase was primarily due to increased returns on our liquid assets as interest rates rose compared to the prior year period.

•In the third quarter of 2023, noninterest income (loss) was $(16) million, a decrease of $43 million when compared to a $27 million gain for the third quarter of 2022. Losses from derivatives used to hedge our market risk exposure were the primary driver of this decrease.

•We remained in compliance with all of our regulatory capital requirements as of September 30, 2023.

Summary and Outlook

Third Quarter 2023 Dividends and Dividend Guidance

On October 24, 2023, the Board of Directors declared a dividend of 8.25% (annualized) for Class B1 activity stock and a dividend of 5.125% (annualized) for Class B2 membership stock based on preliminary financial results for the third quarter of 2023. The dividend for the third quarter of 2023 will be paid by crediting members’ DID accounts on November 15, 2023. The Bank pays a higher dividend per share on activity stock compared to membership stock to recognize members’ support of the cooperative through the use of our products. We expect to maintain a dividend of at least 8.25% (annualized) for Class B1 activity stock for the fourth quarter of 2023 and the first quarter of 2024, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

FHLBank System at 100: Focusing on the Future Report

The Federal Housing Finance Agency (FHFA) has released its FHLBank System at 100: Focusing on the Future Report. The Bank is reviewing the recommendations and will engage with the FHFA, Congress, our Board, our members, and employees in the weeks and months ahead to continue delivering on our mission. We are unable to determine at this time the impact that the report’s recommendations will have on our financial condition and results of operations. We will be engaging with the FHFA and other stakeholders over the coming weeks and months to ensure that the FHLB System remains well positioned to serve our members and their communities.

For further discussion on the report, see Legislative and Regulatory Developments on page 55.

Increasing Our Support for Community Development

The Bank continues to support mission-driven activities across Illinois and Wisconsin for our member’s liquidity needs, affordable housing, equity and community building.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Last quarter, we announced increased support for small businesses – the engines of economic growth in our members’ communities who are facing challenges with growing or enhancing their operations due to surging borrowing costs. Our two-pronged approach provides discounted lending and grants for qualifying small businesses.

We increased our 0% interest-rate subsidy to $10 million from $2 million through year-end for our Community Small Business Advance. Members may borrow up to $250,000 at an initial rate of 0% and pass on a discounted interest rate to their customers of up to 3.5%.We also made $7.5 million available for our 2023 Community First® Accelerate Grants for Small Business (Accelerate Grants), which closed in October 2023.

In recognition of the important role diverse real estate developers play in the mission of creating equitable, affordable housing in our district, we doubled our annual support to $2 million in the second year of our Community First Diverse Developer Initiative. With this investment, we intend to fund more than 30 fellowships and internships for 10 beneficiary organizations in 2023.

In addition, the demand for homeownership remains high, but is out of reach to many very low to moderate-income households throughout our district. One way we are combating this challenge is through our Downpayment Plus® (DPP®) program. This year, we increased the maximum grant amount to $10,000 to provide down payment and closing cost assistance to members' income-eligible customers. To meet the increased demand we saw at the start of the year, we also expanded our program budget to $42 million, a 133% increase over 2022 grant assistance program funding for qualified home buyers. During the first nine months of this year, we have helped 2,942 homebuyers achieve the American dream through our partnership with our members.

Ongoing Support and Improving Members’ Experience

While our members continue to face a complex economic cycle this year, we’ve looked for opportunities to help them navigate the evolving market dynamics. Additionally, we are focused on improving our members’ experience through technology initiatives and are responding to feedback received through member technology focus groups. Earlier this year, we launched a multi-year project to make long-term improvements to our eBanking application to update the look and feel, simplify navigation, and provide the best possible user experience to support members in day-to-day tasks. After releasing centralized access to all reports in July 2023, we are rolling out a new capital stock page with additional features on eBanking later this year. As eBanking improvements are implemented, we believe our members will experience a more modern interface and save time through improved functionality and features. We look forward to sharing more technological advancement milestones with our members during the remainder of this year and into 2024.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	September 30, 2023			September 30, 2022			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$25,747	$420	6.53%	$21,875	$163	2.98%	$28	$229	$257
Advances	84,199	1,204	5.72%	62,442	366	2.34%	127	711	838
MPF Loans held in portfolio	10,824	91	3.36%	10,030	73	2.91%	6	12	18
Federal funds sold	9,805	131	5.34%	8,693	48	2.21%	6	77	83
Securities purchased under agreements to resell	6,527	88	5.39%	3,757	21	2.24%	16	51	67
Interest-bearing deposits	4,196	58	5.53%	2,739	16	2.34%	9	33	42
Other interest-earning assets	70	1	5.71%	71	1	5.63%	—	—	—
Interest-earning assets	141,368	1,993	5.64%	109,607	688	2.51%	199	1,106	1,305
Noninterest-earning assets	1,861			667
Total assets	$143,229			$110,274

Consolidated obligation discount notes	46,717	607	5.20%	37,469	196	2.09%	48	363	411
Consolidated obligation bonds	82,952	1,068	5.15%	61,440	341	2.22%	119	608	727
Other interest-bearing liabilities	1,477	21	5.69%	1,118	9	3.22%	3	9	12
Interest-bearing liabilities	131,146	1,696	5.17%	100,027	546	2.18%	170	980	1,150
Noninterest-bearing liabilities	3,687			3,225
Total liabilities	$134,833			$103,252

Net yield on interest earning assets	$141,368	$297	0.84%	$109,607	$142	0.52%	$42	$113	$155

For the nine months ended
Investment debt securities	$24,116	$1,097	6.07%	$22,590	$327	1.93%	$21	$749	$770
Advances	83,790	3,316	5.28%	58,133	622	1.43%	275	2,419	2,694
MPF Loans held in portfolio	10,433	253	3.23%	9,901	207	2.79%	12	34	46
Federal funds sold	10,793	400	4.94%	7,076	65	1.22%	34	301	335
Securities purchased under agreements to resell	6,556	244	4.96%	3,674	28	1.02%	22	194	216
Interest-bearing deposits	4,294	165	5.12%	2,148	21	1.30%	21	123	144
Other interest-earning assets	90	3	4.44%	81	2	3.29%	—	1	1
Interest-earning assets	140,072	5,478	5.21%	103,603	1,272	1.64%	456	3,750	4,206
Noninterest-earning assets	1,661			1,005
Total assets	$141,733			$104,608

Consolidated obligation discount notes	52,707	1,894	4.79%	31,095	259	1.11%	180	1,455	1,635
Consolidated obligation bonds	75,995	2,756	4.84%	62,825	544	1.15%	109	2,103	2,212
Other interest-bearing liabilities	1,331	55	5.51%	1,236	18	1.94%	1	36	37
Interest-bearing liabilities	130,033	4,705	4.82%	95,156	821	1.15%	305	3,579	3,884
Noninterest-bearing liabilities	3,547			2,571
Total liabilities	$133,580			$97,727

Net yield on interest-earning assets	$140,072	$773	0.74%	$103,603	$451	0.58%	$154	$168	$322

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

•Interest income from MPF Loans held in portfolio increased primarily due to the higher mortgage rate environment increasing the yield earned on new loan originations in 2023 compared to the same period in 2022. Secondarily, increased volume also contributed to this increase in interest income. To a lesser extent, interest income from MPF Loans increased due to a reduction in premium amortization expense in 2023 compared to 2022 as loan prepayments slowed in 2023.

•Interest income from federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits increased primarily due to higher market interest rates in 2023 compared to the same period in 2022. To a lesser extent, increased volume also contributed to this increase in interest income.

•Interest expense on our shorter-termed consolidated obligation discount notes and longer-termed consolidated obligation bonds increased primarily due to higher market interest rates in 2023 compared to the same period in 2022. To a lesser extent, increased volume also contributed to this increase in interest expense.

•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 41.

Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Trading securities	$4	$3	$(4)	$1
Derivatives	(16)	19	(38)	65
Instruments held under the fair value option	(12)	(6)	(8)	(52)
MPF fees, $7, $6, $19 and $18 from other FHLBs	9	8	25	27
Other, net	(1)	3	5	1
Noninterest income (loss)	$(16)	$27	$(20)	$42

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives, and Instruments Held Under the Fair Value Option

Unrealized losses from our derivatives were the primary driver of our decrease in noninterest income. The unrealized losses in our derivatives were primarily attributable to the movement in market interest rates in 2023 compared to 2022.

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

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended September 30, 2023
Recorded in net interest income	$203	$156	$—	$11	$(402)	$—	$(32)
Recorded in derivatives	4	5	4	—	(1)	(28)	(16)
Recorded in trading securities	—	4	—	—	—	—	4
Recorded on instruments held under the fair value option	(2)	—	—	(3)	(7)	—	(12)
Total net effect gain (loss) of hedging activities	$205	$165	$4	$8	$(410)	$(28)	$(56)

Three months ended September 30, 2022
Recorded in net interest income	$27	$(1)	$—	$2	$(95)	$(1)	$(68)
Recorded in derivatives	15	8	12	(3)	(7)	(6)	19
Recorded in trading securities	—	3	—	—	—	—	3
Recorded on instruments held under the fair value option	(12)	—	(1)	1	6	—	(6)
Total net effect gain (loss) of hedging activities	$30	$10	$11	$—	$(96)	$(7)	$(52)

Nine months ended September 30, 2023
Recorded in net interest income	$516	$388	$1	$31	$(1,109)	$—	$(173)
Recorded in derivatives	6	15	10	(4)	(3)	(62)	(38)
Recorded in trading securities	—	(4)	—	—	—	—	(4)
Recorded on instruments held under the fair value option	5	—	—	4	(17)	—	(8)
Total net effect gain (loss) of hedging activities	$527	$399	$11	$31	$(1,129)	$(62)	$(223)

Nine months ended September 30, 2022
Recorded in net interest income	$15	$(140)	$—	$(4)	$53	$—	$(76)
Recorded in derivatives	64	11	26	(4)	(25)	(7)	65
Recorded in trading securities	—	1	—	—	—	—	1
Recorded on instruments held under the fair value option	(75)	—	(8)	5	26	—	(52)
Total net effect gain (loss) of hedging activities	$4	$(128)	$18	$(3)	$54	$(7)	$(62)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees for the three months ended September 30, 2023 were comparable to the prior period in 2022. MPF fees for the nine months ended September 30, 2023 decreased compared to the prior period in 2022, primarily driven by a decrease in volume in off-balance sheet MPF Loan products resulting in a decline in fee income.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Compensation and benefits	$35	$31	$98	$88
Nonpayroll operating expenses	22	23	72	67
Voluntary Community Investment contributions	17	3	17	4
Federal Housing Finance Agency and Office of Finance	5	4	14	14
Other, net	(1)	1	3	5
Noninterest expense	$78	$62	$204	$178

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits increased primarily due to increased employee headcount and increases in salaries, severance-related expenses and pension-related expenses. We had 498 employees as of September 30, 2023, compared to 493 employees as of September 30, 2022.

Nonpayroll operating expenses for the three months ended September 30, 2023 were comparable to the prior period in 2022 and increased for the nine months ended September 30, 2023 compared to the comparable period in 2022, as we continued our planned investment in information technology, specifically applications, infrastructure, and resiliency.

Voluntary Community Investment contributions increased primarily due to additional commitments to our Downpayment Plus Programs above the regulatory amounts. For more information on these voluntary contributions, see Executive Summary on page 36.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
MPF fees earned	$9	$8	$25	$27
Expenses related to MPF fees earned	9	9	26	27

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2022 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,		Balance remaining in AOCI as of
	2023	2022	2023	2022	September 30, 2023
Net unrealized gain (loss) available-for-sale debt securities	$(64)	$(152)	$(44)	$(532)	$(223)
Net unrealized gain (loss) cash flow hedges	5	34	(1)	115	101
Postretirement plans	—	1	21	(2)	10
Other comprehensive income (loss)	$(59)	$(117)	$(24)	$(419)	$(112)

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our AFS portfolio for 2023 was primarily due to rising market interest rates and widening spreads to SOFR, partially offset by gains on our hedges driven by rising market interest rates. As these securities approach maturity, we expect the net unrealized losses in our AOCI as of September 30, 2023 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The third quarter net unrealized gain on cash flow hedges for 2023 and the year to date net unrealized loss on cash flow hedges for 2023 was primarily driven by the change in market interest rates in 2023.

Postretirement plans

The gain recorded for the nine months ended September 30, 2023 was primarily due to an actuarial adjustment resulting from an increase in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of September 30, 2023 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2023	December 31, 2022
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$24,916	$27,548
Investment debt securities	24,416	22,134
Advances	74,963	66,288
MPF Loans held in portfolio, net of allowance for credit losses	11,064	10,160
Other, net of allowance for credit losses	886	723
Assets	$136,245	$126,853

Consolidated obligation discount notes	$42,088	$59,531
Consolidated obligation bonds	83,830	58,116
Other	2,011	1,741
Liabilities	127,929	119,388
Capital stock	3,544	2,989
Retained earnings	4,884	4,564
Accumulated other comprehensive income (loss)	(112)	(88)
Capital	8,316	7,465
Total liabilities and capital	$136,245	$126,853

The following is an analysis of the above table and comparisons apply to September 30, 2023 compared to December 31, 2022.

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

In the third quarter of 2023, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased at the end of third quarter 2023 compared to year end 2022 with the change primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. treasuries.

Advances

Advance balances increased at the end of third quarter 2023 compared to year end 2022. This was primarily attributable to increased borrowings from our depository members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our advances with our former captive insurance company members mature, our total advance levels may decrease. For a discussion of risks relating to our former captive insurance company members see Risk Factors starting on page 20 in our 2022 Form 10-K. For details on our advances with our former captive insurance company members, see Note 6 - Advances.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at the end of third quarter 2023 compared to year end 2022. This was primarily attributable to increased volume in loans sold into our MPF Program due to competitive pricing offered on our products and to a lesser extent increased loan origination due to homebuyer demand. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending September 30, 2023, we maintained a liquidity position in accordance with FHFA regulations and guidance, which may be amended from time to time, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 51 in our 2022 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:

Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $4.8 billion). As of September 30, 2023, our overnight liquidity was $31.2 billion or 23% of total assets, giving us an excess overnight liquidity of $26.4 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2023, we had excess liquidity of $70.9 billion to support member deposits.

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

	MPF Loans	Investment Debt Securities
As of September 30, 2023	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,232	$852	$477
After one year through five years	4,129	5,170	197
After five years through ten years	2,991	16,074	86
After ten years	2,574	2,592	5
Total	$10,926	$24,688	$765

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 20 in our 2022 Form 10-K.

Funding

Conditions in Financial Markets

At its July 2023 meeting, the Federal Open Market Committee (FOMC) raised the target fed funds rate, as expected, by 25 basis points to a range of 5.25-5.50%. At the Federal Reserve’s Jackson Hole Economic Symposium in August 2023, Chairman Powell remarked that the FOMC would continue to target 2% inflation, and would continue to pursue policies, including further rate hikes if appropriate, to achieve that goal. At its September 2023 meeting, the FOMC left rates unchanged, as expected. At its meeting in early November 2023, the FOMC again maintained its target range of the federal funds rate. Treasury yields rose significantly throughout the third quarter of 2023, especially in the long end of the curve, due to several reasons, including expectations of increased future Treasury supply, the U.S. government’s fiscal situation, future inflation expectations, and possible future FOMC actions. The 10-year Treasury note reached its highest yield since 2007. Despite passage of a short-term funding bill to fund the government through November 17, 2023, the U.S. continues to face a possible shutdown of the government. However, historically, government shutdowns have not had a significant impact on the FHLBs’ ability to issue debt at attractive levels.

Rates increased from the second quarter of 2023 to the third quarter of 2023. Yields for U.S. Treasuries were higher for all points across the curve at the end of the third quarter 2023 relative to the prevailing yields at the end of the second quarter of 2023. After increasing 2.2% in the first quarter of 2023, U.S. Gross Domestic Product (GDP) rose by 2.1% in the second quarter of 2023. According to the Department of Commerce, GDP increased in the second quarter as a result of increases in nonresidential fixed investment, consumer spending, and state and local government spending. The U.S. stock market was lower at the end of the third quarter of 2023 compared to the end of the prior quarter; the Dow Jones Industrial Average stood at 33,508 points on September 30, 2023, versus 34,408 points on June 30, 2023.

We maintained ready access to funding throughout the third quarter of 2023.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

LIBOR and Other Benchmark Rates

In connection with LIBOR cessation on June 30, 2023, the Bank selected SOFR as its preferred primary replacement rate for investments and advances, and updated our processes and information technology systems to support the transition from LIBOR to SOFR. Immediately after LIBOR cessation, the Bank transitioned all outstanding LIBOR-indexed instruments to reference SOFR, with the implementation of such fallback effective either immediately following June 30, 2023, or at the beginning of the instrument’s next reset period following LIBOR cessation. During the third quarter of 2023, the Bank had no variable-rate LIBOR exposure related to advances, investment securities, and derivatives.

Market activity in SOFR-indexed financial instruments continues to increase and we continue to participate in the issuance of SOFR-indexed consolidated obligation bonds. As was the case prior to LIBOR cessation, we continue to use Effective Federal Funds Rate overnight index swaps (EFFR OIS) and SOFR overnight index swaps (SOFR OIS) as an interest rate hedging strategy for financial instruments. We also continue to offer SOFR-linked and Discount Note-index floater advances to our members; for the nine months ended September 30, 2023, we have issued $106.9 billion in SOFR-linked advances. For a discussion of risks relating to the conversion to a SOFR-based rate, including our use of SOFR-linked consolidated obligations and advances, see Risk Factors on page 20 in our 2022 Form 10-K.

Condensed Statements of Cash Flows

Net cash flows from operating activities

Nine months ended September 30,	2023	2022
Net cash provided by (used in) operating activities	$1,975	$1,498

In 2023, the majority of our operating cash inflows were related to cash received from clearinghouses to settle mark-to-market positions and net income, as well as the impact of increased interest accrued on our consolidated obligation bond issuances. In 2022, the majority of our operating cash inflows were related to cash received from clearinghouses to settle market-to-market positions.

Net cash flows from investing activities with significant activity

Nine months ended September 30,	2023	2022
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$2,635	$(5,264)
Investment debt securities	(3,403)	2,110
Advances	(8,881)	(13,148)
MPF Loans held in portfolio	(922)	(262)
Other	(9)	(13)
Net cash provided by (used in) investing activities	$(10,580)	$(16,577)

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•In 2023 and 2022 our net cash outflows for MPF Loans held in portfolio was due to new-acquisition volume that outpaced paydown and maturity activity.

Net cash flows from financing activities with significant activity

Nine months ended September 30,	2023	2022
Consolidated obligation discount notes	$(21,738)	$15,804
Consolidated obligation bonds	25,642	(822)
Net proceeds (payments) on discount note transfers with other FHLBs	4,266	—
Other	438	97
Net cash provided by (used in) financing activities	$8,608	$15,079

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the nine months ended September 30, unless otherwise stated.

•In 2023 we paid down our discount notes and increased our use of bonds to align with advantageous funding opportunities. The increased borrowing on our bonds reflects an increase in debt financing to match the overall increase in assets (primarily advances) outstanding as discussed in investing activities above. In 2022 we paid down our bonds and increased our use of discount notes to align with advantageous funding opportunities. The increased borrowing on our discount notes reflects an increase in debt financing to match the overall increase in assets (primarily advances) outstanding.

•We assumed consolidated obligation discount notes from another FHLB due to an advantageous funding opportunity in the second quarter of 2023. In 2022 we had no such discount note transfers.

•In 2023 and 2022 our net cash inflows for Other was primarily due to proceeds from issuance of our capital stock.

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

Reduced Capitalization Advance Program (RCAP)

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At September 30, 2023, RCAP advances outstanding totaled $17.1 billion to 100 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

	September 30, 2023	December 31, 2022
Capital stock	$3,544	$2,989
Mandatorily redeemable capital stock (MRCS) recorded as a liability	185	248
Regulatory capital stock	3,729	3,237
Retained earnings	4,884	4,564
Regulatory capital	$8,613	$7,801

Capital stock	$3,544	$2,989
Retained earnings	4,884	4,564
Accumulated other comprehensive income (loss)	(112)	(88)
GAAP capital	$8,316	$7,465

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

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On October 24, 2023, our Board of Directors declared a 8.25% dividend (annualized) for Class B1 activity stock and a 5.125% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2023. This dividend totaled $76 million (recorded as $72 million dividends on capital stock and $4 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 15, 2023.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $76.3 billion were advances (par value) and $13.4 billion were letters of credit at September 30, 2023, compared to $67.5 billion and $10.7 billion at December 31, 2022.

	September 30, 2023			December 31, 2022
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	512	$88,351	$180,819	508	$73,625	$147,127
4	9	1,568	1,794	9	497	519
5	8	77	129	8	68	118
Total	529	$89,996	$182,742	525	$74,190	$147,764

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

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the nine months ended September 30, 2023 and 2022, we purchased and concurrently delivered $0.5 billion and $1.2 billion in unpaid principal balance of these loans to Fannie Mae.

For additional details on our mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached, see Mortgage Repurchase Risk on page 72 in our 2022 Form 10-K.

Investment Debt Securities

We hold a variety of investment debt securities, mostly government backed or insured securities, and we believe these investments are currently low risk. Except for an immaterial amount, all are rated at least AA and there were no material changes in the credit ratings of these securities since December 31, 2022. For further details see Investment Debt Securities on page

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

74 in our 2022 Form 10-K.

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

As of September 30, 2023	AA	A	Total
Domestic U.S.
Interest-Bearing Deposits	$—	$2,570	$2,570
Total Domestic U.S.	—	2,570	2,570
Foreign commercial banks - federal funds sold:
Australia	—	1,000	1,000
Canada	—	3,200	3,200
Finland	658	—	658
Germany	—	1,100	1,100
Netherlands	—	1,000	1,000
Norway	1,100	—	1,100
Sweden	—	1,100	1,100
Total U.S. branches and agency offices of foreign commercial banks	1,758	7,400	9,158
Total unsecured credit exposure	$1,758	$9,970	$11,728

All $11.73 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of September 30, 2023
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$9	$(8)	$—	$1
Overcollateralized liability positions -
Bilateral derivatives -
A	(854)	871	—	17
BBB	(812)	822	—	10
Cleared derivatives	(63)	—	853	790
Nonmember counterparties	(1,720)	1,685	853	818
Total	$(1,720)	$1,685	$853	$818
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

FHFA's Review and Analysis of the Federal Home Loan Bank System (FHLB System)

Beginning in the fall of 2022, and over a period of several months, the FHFA undertook a review and analysis of the FHLB System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. This review covered such areas as the FHLBs’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. The review and analysis culminated in a written report that the FHFA released on November 7, 2023. The Bank is evaluating the report. To the extent the report ultimately results in changes to supervisory expectations, stakeholder perceptions and/or our business model that impact our ability to execute on our mission of providing liquidity to our members and support for affordable housing and community development, our business, results of operations, reputation, and the value of membership in the FHLBs may be negatively impacted. For a further discussion of related risks, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

	September 30, 2023		December 31, 2022
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$(93)	$(450)	$(172)	$(450)
-100 bp	(36)	(200)	(60)	(200)
-50 bp	(16)	(90)	(24)	(90)
-25 bp	(6)	(45)	(11)	(45)
+25 bp	3	(45)	9	(45)
+50 bp	4	(90)	15	(90)
+100 bp	2	(200)	26	(200)
+200 bp	(12)	(450)	33	(450)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of September 30, 2023	As of December 31, 2022
Yield Curve Risk	$1	$7
Option Risk
Implied Volatility	(6)	4
Basis Risk
Spread to Swap Curve	(9)	4

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

As of September 30, 2023, our sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $(6) million, compared to $4 million at December 31, 2022. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	September 30, 2023	December 31, 2022
Down 200 bps	-0.8	-1.8
Base	-0.2	-0.5
Up 200 bps	0.2	-0.0

As of September 30, 2023, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $139 million, and our market value of equity to book value of equity ratio was 102%, compared to $407 million and 105% at December 31, 2022. The decline in the market value of equity to book value of equity was largely a result of wider mortgage spreads in the markets.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	November 7, 2023		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		Name:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 7, 2023		(Principal Financial Officer and Principal Accounting Officer)