Form 10-K
period 2023-12-31
Federal Home Loan Bank of Chicago
filed 2024-03-07
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to applicable regulatory and statutory limits. At June 30, 2023, the aggregate par value of the stock held by current and former members was $3,781,928,480. As of January 31, 2024, registrant had 32,562,704 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

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

Introduction

We are a federally chartered corporation and one of 11 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the FHLB System or the System). The FHLBs are government-sponsored enterprises (GSE) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership. The mission of the FHLBs is (a) to provide financial products and services to their members and housing associates, including, but not limited to, secured loans known as advances, that assist and enhance such members’ and housing associates’ financing of: (1) housing, including single-family and multi-family housing serving consumers at all income levels; and (2) community lending; and (b) to serve as a reliable source of liquidity to their members through all economic cycles.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2023				December 31, 2022
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	283	135	418	64%	290	144	434	65%
Savings institutions	39	18	57	9%	43	18	61	9%
Credit unions	51	53	104	16%	49	53	102	15%
Insurance companies	47	21	68	10%	48	19	67	10%
Community Development Financial Institutions	5	2	7	1%	5	2	7	1%
Total	425	229	654	100%	435	236	671	100%

The following table presents our FDIC-insured depository institution members by asset size. Community Financial Institution (CFI) is defined by our regulator, the FHFA, as FDIC-insured institutions with no more than $1.417 billion (the limit during 2023) in average total assets over three years. This limit is adjusted annually for inflation. See the Glossary of Terms for "CFI" on page 124 for further details.

As of December 31,	2023	2022
FDIC-insured depository institution member asset size:
Community Financial Institutions	87.79%	89.09%
Larger non-community financial institutions	12.21%	10.91%
Total	100.00%	100.00%

In 2023, our total membership declined by 17 institutions.

We lost 26 members due to mergers and acquisitions and one member to a voluntary withdrawal. Although 21 of these members were acquired by other members in our district, five were acquired by out-of-district institutions.

We gained 10 new members by adding three credit unions, four banks, and three insurance companies during 2023, as we continue to work toward our goal of building a stronger cooperative by adding new members.

In 2023, 90% of our member institutions used at least one of our core product offerings - advances, letters of credit, or MPF Program products - or Community Investment (as further described below) products.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Business Overview

Our mission-focused business is different from that of a typical financial services firm. As a cooperative, we use our resources to support member utilization of the cooperative, and to support the communities in which members operate.

Our mission is to partner with our members in Illinois and Wisconsin to provide them with competitively priced funding, a reasonable return on their investment in the Bank, and support for their community investment activities. Our vision is to develop and deliver solutions that engage members and Participating Financial Institutions (PFIs), support housing, and create stronger communities.

Our strategy focuses on four primary pillars:

1. Engaged Membership: Highly engaged membership utilizing our solutions to support their liquidity and promote homeownership and community development.
2. Housing Leadership: Remaining a recognized leader in our district leveraging our financial strength, expertise, and the power of our members and sponsors to support housing and community development.
3. Operations Enabled by Technology: Maintaining a technology infrastructure and operating model that is modern, effective, and efficient, allowing for data driven solutions, seamless member interfaces, and nimble execution of products, programs, and services.
4. High Performing Workforce: Developing a highly engaged, mission-focused, and high performing workforce across all levels of our organization that: represents and supports their community, is committed to working within teams, and is dedicated to fulfilling our vision.

Mission Asset Ratio

The following table represents our view of the mission-focused business we do as a cooperative bank.

	2023	2022
Average par value for the year ended December 31,
Advances	$83,500	$61,924
Mortgage assets (Acquired Member Assets - AMA)	10,533	9,857
Primary mission assets	$94,033	$71,781
Consolidated obligations	$130,429	$101,177
U.S. Treasuries	1,247	1,482
Consolidated obligations less U.S. Treasuries	$129,182	$99,695
Primary mission asset ratio	72.8%	72.0%

Supplemental mission assets and activities as of December 31,
MPF Program Loans held by other third party investors	$23,633	$25,100
Member standby letters of credit	12,601	10,750
Mission related liquidity	13,681	25,006
Small Business Administration investments	2,426	2,355
Housing authority standby bonds purchased and commitments outstanding	539	549
MPF Loan delivery commitments	155	93
Advance commitments	6	81
Member derivatives	2	2
Community First Fund loans and commitments	47	47
Supplemental mission assets and activities	$53,090	$63,983

We provide credit to members principally in the form of secured loans called advances (inclusive of forward starting advances), as well as through standby letters of credit. We provide liquidity for home mortgage loans to members approved as PFIs through the MPF Program. We also serve as a critical source of standby liquidity for our members.

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

Our primary mission asset ratio for the year ended December 31, 2023 was 72.8%.

For a discussion on how the change in business activities with significant members and the loss of such members may negatively impact our primary mission asset ratio, see Risk Factors on page 21.

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

We are required to obtain and maintain a security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Establishing Credit Limits on page 65.

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

The FHLB Act authorizes us to make advances to non-member housing associates that meet regulatory eligibility requirements including that the housing associate is approved under Title II of the National Housing Act. We currently have approved four non-member housing associates that are eligible to borrow from the Bank. We had $90 million in advances outstanding to non-member housing associates at December 31, 2023, and $50 million at December 31, 2022.

For disclosure relating to our five largest advance borrowers as of December 31, 2023, see page 49.

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

The availability of alternative funding sources influences the demand and pricing for our advances and can vary as a result of a number of factors, such as the regulatory environment, market conditions, products offered, members' creditworthiness, and availability of collateral. Changes to legislation or regulations affecting our members or their use of our products or requiring them to use other products (such as the Federal Reserve discount window), or changes to our members’ business models may impact demand for our advances. We compete for advances on the basis of the total cost of our products to our members (which include the rates we charge, required capital stock purchases, and any dividends we pay), credit and collateral terms, prepayment terms, product features such as embedded options, and the ability to meet members' specific requests on a timely basis.

In addition, our competitive environment continues to be impacted by the changes in the interest-rate environment and the extent to which our members use our advances primarily as a back-up source of liquidity as opposed to part of their primary funding strategies. For further discussion of the impact of these and other factors on demand for our advances, see Risk Factors on page 21.

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

Mortgage Partnership Finance Program

MPF Program Overview

We developed the MPF Program to provide an additional source of liquidity to our members and to allow us to invest in mortgages to help fulfill our housing mission. The MPF Program is a secondary mortgage market business under which we purchase mortgage loans from our members and housing associates and members and housing associates of other FHLBs (together with us, the MPF Banks) that participate in the MPF Program (collectively, PFIs). These mortgage loans are conventional and government mortgage loans secured by one-to-four family residential properties with maturities ranging from 5 to 30 years (MPF Loans).

We purchase MPF Loans to retain in our portfolio for investment, to sell to third parties, or to securitize Government Loans into Ginnie Mae MBS. Our regulatory limit for our investment in MPF Loans held in our portfolio is the lesser of eight times retained earnings or 20% of total assets. Our MPF Loan products are outlined in the chart below.

MPF Product	Mortgage Type	Loan Balance	Held in our Portfolio for Investment?
MPF Original [a], MPF 35 [a], MPF 100 a b; MPF 125 [a] and MPF Plus a b	Conventional	Conforming	Yes
MPF Government [c]	Government	Determined by the applicable government agency eligibility guidelines	Yes
MPF Xtra®	Conventional	Conforming	MPF Loans are concurrently sold to the Federal National Mortgage Association (Fannie Mae).
MPF Government MBS	Government	Determined by the applicable government agency eligibility guidelines	Government Loans are held in our portfolio for a short period of time until such loans are pooled into Ginnie Mae MBS.
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

We make customary representations and warranties regarding the eligibility of the off-balance sheet MPF Loans to third party investors. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. PFIs make the same representations and warranties to us with respect to the MPF Loans. When a PFI sells a mortgage loan under any MPF Loan product that fails to comply with the representations and warranties, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans if the failure cannot be cured. See Mortgage Repurchase Risk on page 69 for further information about MPF Loans repurchases.

Loss Structure for Credit Risk Sharing Products

For conventional MPF Loan products held in our portfolio, PFIs are required to share in the credit risk associated with the mortgage loans. Each MPF Loan delivered by a PFI is linked to a Master Commitment (MC) and any losses arising from a mortgage loan are allocated to the appropriate loss layer in that MC. Credit losses not absorbed by the borrower’s equity in the property and any primary mortgage insurance (if available) are allocated between a PFI and their MPF Bank in the following order:

•The PFI’s performance based CE Income. The PFI is paid monthly credit enhancement income for sharing the credit risk associated with these mortgage loans (CE Income) and some of this income may be performance based. CE Income varies between 6 and 14 basis points depending on the product. We will withhold the PFI's scheduled performance based CE Income payment in order to reimburse ourselves for any losses allocated to the First Loss Account (FLA) and the amount of such withholding is a component of the overall credit enhancement provided by the PFI.

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

•The PFI’s CE Amount. The PFI's CE Amount is a direct liability of the PFI to pay credit losses up to a specified amount, which may include proceeds from a provider of supplemental mortgage guaranty insurance (SMI). The CE Amount is determined by the MPF Bank consistent with the FHFA's AMA regulation. For further details, see Setting Credit Enhancement Levels on page 67.

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

Competition

We face competition in the markets for conventional loans, Government Loans, and loans with credit risk sharing arrangements from secondary market participants. Secondary market participants include, but are not limited to, dealers, banks, hedge funds, money managers, insurance companies, large mortgage aggregators (including non-bank mortgage companies), private investors, and other GSEs such as Fannie Mae and Freddie Mac. Some of these competitors have greater resources, larger volumes of business, and longer operating histories. As a result, our ongoing revenue derived from MPF Loan products may be affected by the volume of business done by our competitors. For further discussion of risks relating to competition and the MPF Program, see Risk Factors on page 21.

Other Activities

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight federal funds sold, and securities purchased under agreements to resell, entered into with or issued by highly rated institutions and other eligible counterparties. For further discussion of unsecured credit exposures related to our short-term investment portfolio, see Unsecured Short-Term Investments on page 73.

Our longer-term investment debt securities portfolio includes securities issued by the U.S. government, U.S. government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset-backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs. For a discussion of the carrying values and ratings of these securities, see Investment Debt Securities on page 71. For this purpose, GSE includes Fannie Mae and Freddie Mac. Securities issued by GSEs are not guaranteed by the U.S. government.

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

Derivative Activities

We engage in most of our derivative transactions with major broker-dealers as part of our interest rate risk management and hedging strategies. As of January 2024, we no longer enter into interest rate derivatives with our members, and we have an immaterial amount outstanding from prior transactions.

The FHFA's regulations and our internal derivatives and hedging policies all establish guidelines for our use of interest rate derivatives. These regulations prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 75.

Community Investment Activities

We provide financing and direct funding tools that support the affordable housing and community lending initiatives of our members that benefit very low-, low-, and moderate-income individuals, households, businesses and neighborhoods. Outlined below is a more detailed description of the programs that we currently administer and fund.

Affordable Housing Program (AHP) - We offer AHP subsidies in the form of direct grants to members to stimulate affordable rental and homeownership opportunities for households with incomes at or below 80% of the area's median income. By regulation, we are required to contribute 10% of our income before assessments to fund AHP. Of that required contribution, we may allocate up to the greater of $4.5 million or 35% to provide funds to members participating in our homeownership set-aside programs.

Direct grants are available under our competitive AHP General Fund to members in partnership with community sponsors and may be used to fund the acquisition, rehabilitation, and new construction of affordable rental or owner-occupied housing. We awarded competitive AHP subsidies of $33 million for the year ended December 31, 2023 and $24 million for the year ended December 31, 2022.

In addition, direct grants are available to members under our Downpayment Plus® (DPP®) homeownership set-aside programs and may be provided to eligible homebuyers to assist with down payment, closing, counseling, or rehabilitation costs in conjunction with an acquisition. During the years ended December 31, 2023 and 2022, we disbursed $33 million and $18 million, respectively, through our DPP programs.

During 2024, we anticipate having $75 million set aside by regulation for our AHP General Fund and DPP Programs.

In addition to our AHP General Fund and DPP programs, the Bank also administers additional voluntary community investment grant programs. For further discussion on our voluntary community investment grant programs, see Environmental, Social, and Governance starting on page 14.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Community Advances Programs and related letters of credit - We offer programs where members may apply for advances or letters of credit to support affordable housing or community economic development lending (called our Community Advances programs). These programs provide advance funding at interest rates below regular advance rates for terms typically up to 10 years. Our Community Advances programs may be used to finance affordable homeownership units, multi-family rental projects, industrial and manufacturing facilities, agricultural businesses, healthcare, educational centers, public or private infrastructure projects, or commercial businesses. As of December 31, 2023, and 2022, we had approximately $820 million and $520 million in advances outstanding under the Community Advances programs and related letters of credit outstanding of $46 million and $53 million.

Community First® Fund - Our Board of Directors approved $50 million in 2011 to supplement our current affordable housing and community investment programs, which became the foundation for the Community First Fund (the Fund). The Fund is an innovative revolving credit facility designed to provide low cost, longer term financing to CDFIs, community development loan funds, and state housing finance authorities promoting affordable housing and economic development in our district. We approved our first loans under the Fund in 2014 and as of December 31, 2023, had $47 million in principal outstanding.

In total, the Bank has funded $2.4 billion in community lending advances and loans in 2023. For further discussion on our community investment activities, see Environmental, Social, and Governance starting on page 14.

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

Funding

Consolidated Obligations

Our primary source of funds is the sale to the public of FHLB debt instruments, called consolidated obligations, in the capital markets. Additional funds are provided by deposits, other borrowings, and the issuance of capital stock. Consolidated obligations, which consist of bonds and discount notes, are the joint and several liability of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from issuance. Consolidated obligations are issued to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the U.S. government. See Funding on page 53 for further discussion.

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

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. For further discussion of market conditions and their potential impact on us, see Risk Factors on page 21 and Funding on page 53.

Although the available supply of funds from the FHLBs' debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Business Environment

Our financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within our district of Illinois and Wisconsin, and the conditions in the financial, housing, and credit markets. In particular, our net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. We endeavor to manage our interest rate risk by entering into fair value hedge relationships utilizing interest rate derivative agreements to hedge a portion of our advances, available-for-sale debt securities, and debt. We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. Our cash flow hedge objective/strategy is to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate by entering into interest rate swap(s) to mitigate such risk. We did not use the cash flow hedge strategy for new transactions in 2023, but may elect to do so in the future. Additionally, we enter into economic hedges using derivative agreements to hedge our mortgage-related assets, which are sensitive to changes in mortgage rates.

Our profitability is significantly affected by the interest rate environment. We earn relatively narrow spreads between yields on assets and the rates paid on corresponding liabilities. A large portion of our advance business is based on our funding costs plus a narrow spread. We also expect our ability to generate significant earnings on capital and short-term investments will be affected by the Federal Reserve’s policy of setting the short-term federal funds rate. Income and spreads can also be affected by changes in regulations or accounting rules, which can change the funding, hedging, and the liquidity profile of our balance sheet. Short-term interest rates also directly affect our earnings on invested capital. The size of our balance sheet and amount of our earnings are also affected by the level of advances outstanding, the demand for which is affected by the amount of liquidity in the financial system, which in turn depends in part on the level of monetary stimulus from the Federal Reserve and fiscal stimulus from the government, as well as the demand for loans in the economy and the relative attractiveness of investments. For further discussion of the risk we face relating to the interest rate environment and government monetary policies, see Risk Factors on page 21.

Our operating results are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. A flattening of the yield curve tends to compress our net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. The Federal Reserve's purchase or sale of securities in the open market and the issuance of treasury securities by the U.S. Treasury impacts market spreads generally, including the spreads we earn on our investment portfolio and the spreads we pay on our debt issuance. The performance of our MPF Loans held for investment portfolio is particularly affected by shifts in the 10-year maturity range of the yield curve, which heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products in a refinancing. As higher coupon MPF Loans mature, the return of principal may not be invested in assets with a comparable yield, resulting in a potential decline in the aggregate yield on the remaining MPF Loans held for investment portfolio and investment debt securities and a possible decrease in our net interest margin.

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

Environmental

Climate Change

Climate change, weather-related events, other natural or environmental disasters, or other disruptive events could have a material adverse impact on our members and, ultimately, on, our business and results of operations. We have a climate change team that endeavors to identify, monitor, and manage the climate change risks that may have an impact on our business, financial condition, and results of operation. For a discussion of these risks, see Risk Factors on page 21.

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

Sustainability at the Old Post Office (OPO)

Our office is located at the Old Post Office at 433 West Van Buren Street in Chicago, Illinois. The OPO is both LEED Gold and WELL building certified, with a 3.5-acre green space on the rooftop; and it offers a variety of green and eco-friendly programs in which we participate to help create a more sustainable environment. These amenities include recycling and e-cycling programs, which help extend the life of current landfill areas.

Social

Community Investment Activities

A focus on community investment continues to be core to our mission and a primary component of the value delivered to our members. The Bank provides financing and direct funding tools that support the affordable housing and local community lending initiatives of our members and the community. By using one or more of our products, our members and their community partners create solutions that benefit the communities they serve. Outlined below are details on our community investment activities and additional information is also provided in Community Investment Activities on page 11 and Note 11- Affordable Housing Program to the financial statements.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Grant Programs

We provide grant funding to support affordable housing and economic development initiatives. The grant programs we offered in 2023 were:

•AHP General Fund: A grant program that provides gap financing to support the acquisition, new construction, and/or rehabilitation of affordable rental or owner-occupied housing.
•DPP Program and Downpayment Plus Advantage®: Grant programs that provide easy-to-access down payment and closing cost assistance to income-eligible homebuyers through our members.
•Community First Accelerate Grants for Small Business: A grant program that provides grant funds to strengthen small businesses located in Illinois and Wisconsin.
•Community First Housing Counseling Resource Program: A grant program to support housing counseling agencies in expanding their service to minority and low- and moderate-income homebuyers.
•Community First Diverse Developer Initiative: A grant program to fund career development initiatives that support diverse developers of affordable housing.

By regulation, we allocate 10% of income before assessments to fund affordable housing grants through the AHP General Fund and the DPP Programs. Assessments for our Affordable Housing Program are included in affordable housing program assessments in our Statements of Income. During the year ended December 31, 2023, we recognized an assessment of $75 million to fund our AHP General Fund and DPP Programs. For additional information on our AHP General Fund and DPP Programs, see Note 11- Affordable Housing Program to the financial statements.

We recognize that additional funding above the regulatory allocation is beneficial in meeting community needs in affordable housing, as well as business and community development. For the year ended December 31, 2023, we recognized an additional voluntary expense totaling 6% of our prior year income before assessments, in addition to the regulatory required 10%. For 2024, in addition to the 10% regulatory allocation, the Bank plans to continue to commit at least 5% of prior year income before assessments to discretionary funds to support our community needs.

We recognize that additional funding is beneficial in meeting community needs in affordable housing, as well as business and community development, so our Board of Directors allocated additional discretionary funds for 2023. For the year ended December 31, 2023, the Bank recognized a voluntary expense of $28 million for our contributions in excess of the amounts allocated by regulation for our DPP Program as well as for additional grant programs that were created specifically by the Bank. In 2023, these additional voluntary grant programs consisted of the Community First Accelerate Grants for Small Business, Community First Housing Counseling Resource Program, and Community First Diverse Developer Initiative. Expenses for these voluntary contributions are included in voluntary community investment contributions in our Statements of Income.

In total, for the year ended December 31, 2023, we recognized an assessment or expense of $103 million through these grant programs in our Statements of Income.

Community Lending

We offer discounted credit products to lower the cost of financing to support our community lending activities. The credit products we offered in 2023 were:

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

For more information on our Community Advance programs and the Community First Fund, see the Community Investment Activities section on page 11.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Program Activities

Supporting affordable housing and homeownership in our district is a key part of our MPF Program, which is described in more detail in Mortgage Partnership Finance Program starting on page 8. Our MPF Program gives access to the secondary mortgage market for our members, and other PFIs, including many smaller financial institutions. For the year ended December 31, 2023, more than 80% of our Bank’s PFIs were CFIs with no more than $1.417 billion (the limit during 2023) in average total assets over three years. In addition, for the year ended December 31, 2023, more than one third of the mortgages purchased for investment or securitized through our MPF products were made to low- income borrowers or made to borrowers in a low-income area.

Our Commitment to Diversity, Equity, and Inclusion (DEI)

Diversity, equity, and inclusion are strategic business priorities for us. As part of our ongoing commitment to create positive change in our Bank and in the diverse communities our members serve, we continue to listen and learn through conversations focused on different dimensions of diversity, access to housing and capital, and allyship. The Bank provides opportunities to learn about different cultures, including visits to our members' communities. Through these engagements, we gain new perspectives and insights on how to enrich our culture, deepen our support for our members’ communities, and become more intentional in our commitment to DEI.

We recognize that diversity increases capacity for innovation and creativity, equity ensures employees get what they need to be successful, and inclusion allows us to leverage the unique perspectives of our employees and strengthens our retention efforts. Our commitment to these principles is developed and executed through our DEI strategic plan that includes metrics to measure our success and we report regularly on our performance to management and the Board of Directors. In addition, the FHFA has issued regulations, and through its Office of Minority and Women Inclusion, provides ongoing guidance, including through their examination, with respect to our incorporation of DEI in our business practices. In 2023, participation in voluntary DEI training was a performance goal in our incentive compensation plans, highlighting our commitment to the importance of DEI.

Within Our Team

Our Office of Diversity, Equity, and Inclusion (ODEI) encourages a workplace of conscious inclusion and a culture that promotes feedback and diverse representation across our organization. In addition to dozens of annual employee-driven events and training sessions, ways we encourage DEI within the Bank include:

•Diversity, Equity, and Inclusion Committee: A diverse group of employees who meet quarterly to develop strategies that will garner support for our DEI initiatives. The group also monitors the Bank’s progress against the goals established in our DEI strategy.
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
•DEI Ambassadors: Employees who demonstrate commitment to the Bank's DEI mission and values through their engagement and leadership of DEI efforts. They elevate the Bank's approach to DEI both internally and externally to help raise awareness to support our business strategy.
•Cultural Explorations: A bi-annual, immersive experience where our Board of Directors, Executive Team, and select employees learn together about a subsector of the district and what is needed to address barriers that may impact access to equitable opportunities.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Governance

Board of Directors

Our Board of Directors is responsible for the overall management and oversight of the Bank. Our Board of Directors is composed of two types of directors: member directors and independent directors. As discussed in Item 10. Directors, Executive Officers and Corporate Governance on page 85, our member directors are nominated and elected by our member institutions, while our independent directors are nominated by our Board and elected by our member institutions. Our Board values diversity across a number of categories, including diversity of gender, race, and ethnicity, as well as professional backgrounds and geography, and considers these attributes when nominating independent director candidates. Of the 18 directors serving on our Board in 2024, nine are in gender and/or racially diverse categories. Our directors are located throughout Illinois and Wisconsin and have experience with both urban centers and small towns. We believe the diverse nature of our directors enhances the oversight and governance of our Bank. For more details on our Board of Directors, please see Item 10. Directors, Executive Officers and Corporate Governance on page 85.

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

Workforce Profile

Our workforce is primarily comprised of permanent employees, with our principal operations in one location. We also use consultants, independent contractors, and temporary employees in the normal course of our business. As of December 31, 2023, we had 478 full-time and 8 part-time employees. As of December 31, 2023, 45% of our permanent workforce is female, 55% male, 57% White, and 43% People of Color. Our workforce historically has included a number of longer-tenured employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce. As of December 31, 2023, the average tenure of our employees was 8 years.

There are no collective bargaining agreements with our employees.

Total Rewards

We seek to attract, develop and retain talented employees to achieve our strategic business initiatives, enhance business performance and provide members a reasonable return on their investment in the Bank. We support this objective through a combination of development programs, benefits and employee well-being programs, and recognizing and rewarding performance. Specifically, our programs include:

•Cash compensation that includes competitive salary and performance based incentives
•Benefits, including health insurance, life and AD&D insurance, supplemental life insurance, 401(k) retirement savings plans with employer match, and pension benefits
•Well-being programs, including an employee assistance program
•Time away from work, including time off for vacation, illness, personal, holiday, and volunteer opportunities
•Culture programs, including employee resource groups, philanthropic volunteer groups, and various DEI initiatives
•Work/Life balance, including 100% paid salary continuation for short-term disability, family leave, new child leave, military leave, bereavement, jury duty and court appearances, flexible scheduling, and a hybrid work environment
•Development programs and training, including leadership development, educational assistance programs, internal educational and development opportunities, access to Udemy for Business, McKinsey Academy, and Speak by Design training, and fee reimbursement for external educational and development programs

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Our performance management framework includes annual goal setting as well as mid-year and year-end performance reviews. Merit and incentive payments are differentiated for the Bank’s highest performers.

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

Our business is subject to extensive regulation and supervision. As discussed throughout this Form 10-K, the laws, regulations, and regulatory guidance to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, collateral practices, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As a result, such laws and regulations have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, product and service offerings, risk management, and costs of compliance. For a discussion of risks relating to the complex body of laws and regulations to which we are subject, see Risk Factors on page 21. For a discussion of the impacts of recent regulatory and legislative developments, see Legislative and Regulatory Developments below.

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

Legislative and Regulatory Developments

FHFA's Review of and Analysis on the Federal Home Loan Bank System.

Commencing in the fall of 2022, and over a period of several months, the FHFA undertook a review and analysis of the FHLB System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders and the public. This review covered such areas as the FHLBs’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements.

On November 7, 2023, the FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future”, presenting its review and analysis of the FHLB System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLB System. The report focused on four broad themes: (1) the mission of the FHLB System; (2) the FHLB System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLB System operational efficiency, structure, and governance. The FHFA expects its initiative to continue as a multi-year, collaborative effort with the FHLBs, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Among other things, the FHFA has indicated that it plans to:
•Update and clarify its regulatory statement of the FHLBs’ mission to explicitly incorporate its view of the core objectives of the FHLBs’ mission, which are (1) providing stable and reliable liquidity to members, and (2) supporting housing and community development;
•Clarify the FHLBs’ liquidity role and take steps that the FHFA believes will better position the FHLBs to perform their liquidity function, including enhancing FHFA oversight of FHLB credit risk evaluation of their members and improving protocols for large depository members to borrow from the Federal Reserve discount window;
•Expand the FHLBs’ housing and community development focus by requiring the establishment of mission-oriented collateral programs, re-evaluating the definition of long-term advances, exploring revisions to the Community Support Requirements, and reviewing the AHP, Community Investment Programs, and Community Investment Cash Advance Programs to encourage greater use in a safe and sound manner. The FHFA will also recommend that Congress consider amending the FHLB Act to at least double the statutory minimum required annual AHP contributions by the FHLBs; and
•Review the FHLBs’ operational efficiencies through encouraging collaboration among the FHLBs, evaluating the size and structure of FHLB boards, considering the structure of FHLB districts and composition of their membership, and studying whether realignment or consolidation are necessary for the efficiency of the FHLB System.

The Bank is continuing to evaluate the report and is not able to predict what actions will ultimately result from the FHFA’s recommendations in the report, the timing of these actions, the extent of any changes to the Bank or the FHLB System, or the ultimate effect on the Bank or the FHLB System in the future. We plan to continue to engage with the FHFA and other stakeholders to ensure that the FHLB System remains well positioned to serve our members and their communities. For a further discussion of related risks, see Risk Factors starting on page 21.

Federal Reserve Bank Term Funding Program.

On March 12, 2023, in response to prevailing concerns about the ability of banks to meet the needs of all their depositors, the Federal Reserve announced the implementation of a Bank Term Funding Program (BTFP), as an additional source of liquidity for eligible borrowers, including any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers up to one-year term loans to be secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Such loans can be requested until March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Department of Treasury. On January 24, 2024, the Federal Reserve announced that the BTFP will cease making new loans as scheduled on March 11, 2024.

Consumer Financial Protection Bureau (CFPB) Final Rule.

On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. An FHLB will be subject to data collection and reporting obligations if the FHLB has originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. The Bank is assessing to which extent the obligations will be triggered for the Bank and what operational changes will be necessary for compliance. While the Bank is still analyzing the impact of the final rule, it does not believe these changes will have a material effect on its financial condition or results of operations. Under a federal court order in a related litigation, the CFPB has been enjoined from implementing and enforcing the final rule against covered financial institutions nationwide and all deadlines for compliance with the final rule have been stayed.

FHFA Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans.

On April 26, 2023, the FHFA published a proposed rule that specifies requirements related to FHLB compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would outline the FHFA’s enforcement authority. The Bank is evaluating the potential impact of the proposed rule on the Bank and its operations.

Office of the Comptroller of the Currency, Federal Reserve, and Federal Deposit Insurance Corporation Joint Proposed Rule to Revise Capital Requirements for Certain Large Banking Organizations.

On September 18, 2023, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve, and the Federal Deposit Insurance Corporation published a joint notice of proposed rulemaking that would substantially revise the regulatory capital requirements applicable to certain large banking organizations and banking organizations with significant trading activity (Covered Banks). The proposed changes are generally consistent with changes to international capital standards issued by the Basel Committee on Banking Supervision, known as Basel III, by amending the calculation of risk-based capital requirements to better reflect the risks of these banking organizations’ exposures; reducing the complexity of the framework; enhancing the consistency of requirements across these banking organizations; and facilitating more effective supervisory and market assessments of capital adequacy. Among other things, for certain collateralized transactions, while debt securities issued by a government-sponsored enterprise (GSE) such as the FHLBs are afforded a lower market price volatility haircut than higher

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

risk non-GSE investment-grade securities under existing capital requirements, the proposed rules would increase the market price volatility haircuts applicable to debt securities of the GSEs (including the FHLBs) by applying to these debt securities the same haircuts as non-GSE investment-grade securities. The Bank continues to evaluate the potential impact of the proposed rulemaking on its financial condition or results of operation. The proposed change to market price volatility haircuts applicable to debt securities of the FHLBs may harm liquidity for FHLB debt securities in the market, impact general demand for FHLB debt securities, and increase the FHLBs’ cost of funding due to potential higher interest rates as a result of the foregoing. The proposal was open for public comment through January 16, 2024, and the FHLB System submitted a comment letter.

Taxation and AHP Assessments

We are exempt, by statute, from all federal, state, and local taxation except for real estate property taxes,which are a component of our lease payments for office space or on real estate we own as a result of foreclosure on MPF Loans. In lieu of taxes, we set aside funds for our AHP at a calculated rate of 10% of income before assessments. For details on our assessments, see Note 11 - Affordable Housing Program to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 1A.    Risk Factors.

Business Risks

The Bank and our members are subject to and affected by a complex body of laws and regulations, which could change or be applied in a manner detrimental to our business operations and adversely affect our financial condition.

We are a GSE created by the FHLB Act of 1932 and we are governed by Federal laws and the regulations of the FHFA. From time to time, Congress has amended the FHLB Act and other laws affecting the FHLBs. These changes, as well as modifications to regulations or guidance adopted by the FHFA or other agencies could have a negative effect on our net income or our ability to conduct business (including our ability to adapt to changing conditions) or may change our business operations.

The FHFA’s extensive regulatory authority over the FHLBs includes the authority to liquidate, merge, consolidate, or redistrict the FHLBs. With respect to an FHLB merger or consolidation, members will be subject to the terms and conditions of any plan of merger and/or terms established or approved by the FHFA. Likewise, members’ rights in a liquidation will be subject to approval of the FHFA and may be inconsistent with our capital plan. The FHFA also has authority over FHLB liquidity and capital requirements, and authority over the scope of permissible FHLB products and activities (including the authority to impose limits on, or restrict member access to, those products and activities). Additionally, the FHFA’s Office of Fair Lending Oversight (OFLO) has authority over the FHLBs concerning fair, equitable and nondiscriminatory access to credit and housing and policy-related oversight. We cannot predict the extent to which future FHFA, including OFLO, rule changes or guidance could impact our business or our members. Changes in our statutory or regulatory requirements or policies, or changes in their application, could result in changes in or impacts to, among other things: our membership base and membership eligibility; our members’ access to our products and services; our cost of funds; liquidity requirements; retained earnings and capital requirements; accounting policies; debt issuance limits; dividend payments; capital redemption and repurchase practices; permissible business activities; product pricing and structure; collateral practices; compliance requirements; operational processes; demand for our products; the size, scope, or nature of our lending, investment and MPF Program activities; how we manage our balance sheet; or, all and any of which could be detrimental to our business operations and financial condition.

Following a comprehensive review that began in the fall of 2022, the FHFA issued the “FHLBank System at 100: Focusing on the Future” report on November 7, 2023, presenting its review and analysis of the FHLB System and the actions and recommendations that it plans to pursue over a multi-year effort, in service of its vision for the FHLB System. The report focused on four broad themes: (1) the mission of the FHLB System; (2) the FHLB System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLB System operational efficiency, structure, and governance. Many of the recommendations from the report may be implemented by the FHFA through ongoing supervision, guidance, or rulemaking within its existing statutory authority, while other recommendations may require legislative action or further study. We are not able to predict what actions will ultimately result from the FHFA’s recommendations, the timing of any actions, the extent of any changes to the Bank or the FHLB System, or the ultimate effect on the Bank or the FHLB System in the future. Potential changes resulting from the FHFA’s recommendations (including changes relating to the FHLBs’ mission, liquidity role, membership and lending requirements, affordable housing contributions and support for community investment, or operations, structure, and governance) could increase our operational costs and expenses, result in heightened scrutiny of the FHLBs and their mission and activities, and impact our business, which may ultimately impact our financial condition, results of operations, and reputation, as well as the value of membership in the FHLBs. The extent to which the report ultimately results in changes to regulatory requirements or supervisory expectations that impact or limit the use of our advances by members or our ability to lend to members may have a significant negative impact on our financial condition, results of operations, and business operations. For more details on this FHFA report, see Legislative and Regulatory Developments on page 18.

Moreover, it is difficult to predict any Congressional proposals or administrative actions that could directly or indirectly impact GSEs that support the U.S. housing market, including the FHLBs. Increasingly, regulators, investors, other stakeholders are focusing on environmental, social and governance (“ESG”) matters and related disclosures. These changing rules and stakeholder expectations have resulted in, and are likely to continue to result in, increased expenses and increased management time spent complying with or meeting such regulations and expectations, and may alter the environment in which we and our members operate. Other political changes, trends, government actions or inaction, including as a result of any future change in Administration and Congress and increased focus on the FHLBs as a result of the FHLBank System at 100: Focusing on the Future report, new or modified legislation, or regulations governing or impacting our members and counterparties may also adversely affect our ability to conduct business or cost of doing business.

Our business and results of operations may be adversely affected by changing economic conditions, including the condition of the U.S housing and mortgage markets, and related U.S. government policies.

Our business and results of operations are sensitive to changing economic conditions, including the conditions of the domestic and district-specific markets, international markets, and the U.S. housing and mortgage markets. An economic downturn or recession, adverse trends in employment levels, a slowdown in regional or national economic activity, prolonged inflation, geopolitical instability, tension, or conflicts, trade and supply chain disruptions, economic or other sanctions, or a sustained capital market correction could adversely affect overall economic conditions and could result in market volatility and disruptions, which in turn may result in adverse consequences in our or our members’ or counterparties’ businesses and their respective credit obligations to us.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Additionally, adverse trends in the mortgage lending sector and residential, farm, and commercial real estate sector, including declines in housing prices or deterioration in loan performance trends, could reduce the value of collateral pledged to secure member credit. A downturn in the condition of the U.S housing market, whether as a result of rising interest rates or otherwise, could result in decreases in mortgage loan production volume, which in turn could result in a decline in our MPF Program volume. These trends could also lead to a reduction in the fair value of the Bank’s investments and MPF Loan portfolio, could adversely affect demand for Bank products, and could cause members to default on their credit obligations to us. If economic and market conditions deteriorate, the Bank’s financial condition, results of operation, ability to pay dividends, meet dividend guidance, provide meaningful community support, achieve affordable housing objectives, or redeem or repurchase capital stock could be adversely impacted.

Our business and results of operations are also affected by the fiscal and monetary policies and actions of the federal government and its agencies in response to changing economic conditions, including the Federal Reserve, which regulates the supply of money and credit in the United States. During 2022 and 2023, the Federal Reserve Board made efforts to ease inflation, including making increases in interest rates, which contributed to significant volatility in the financial markets and uncertainties about the economic outlook. Other federal government actions and policies, including rate cuts/hikes, stimulus measures, or quantitative tightening/easing programs, may directly and indirectly influence the level of rates and shape of the yield curve, impacting interest rates on the Bank’s assets and liabilities, the demand for FHLB debt or advances, or prepayment on our MPF Loans and investments with associated reinvestment risks, all of which could adversely affect our financial condition, results of operations, and ability to pay dividends. Moreover, our member’s access to our credit products, including our advances, is directly related to the value of the eligible collateral they can pledge to us. Where a member’s collateral is comprised of fixed income instruments, the value of that collateral is negatively impacted by increasing interest rates, which in turn may decrease their capacity to do business with us. Any such decrease in business could adversely affect our financial condition and results of operation.

We face competition for advances, which could adversely affect our business.

We are able to achieve balance sheet scale to maintain desired levels of community support primarily through making advances to members. In making advances to members, we compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBs with which members have a relationship through affiliates. Changes to legislation or regulations affecting our members or their use of our products (such as requiring the use of the Federal Reserve discount window), changes to our members’ business models, or the availability of alternative funding sources, may negatively affect our advance levels. Moreover, if we are unable to structure our advance products, collateral requirements, and pricing to satisfy the specific funding requirements of all members, our members may turn to other sources of liquidity and our advance levels could decrease.

We may make changes in policies, programs, and agreements affecting members' access to advances and other credit products, the MPF Program, the AHP, and other programs, products, and services. As a result, some of our members may choose to obtain financing from alternative sources. Further, many competitors are not subject to the same regulations as we are, which may give those businesses a competitive advantage, such as the ability to offer different and potentially more attractive products and terms. Any change made in pricing our advances to compete with these alternative funding sources may decrease our profitability. Additionally, as we manage our refunding risk and maintain compliance with our liquidity requirements and other regulatory guidance, any resulting increase in advance pricing may decrease demand for our advances. State and federal regulators’ perception of the stability, suitability, and reliability of our advances can also directly impact the amount of advances used by our members. A decrease in advance demand or a decrease in profitability on advances could adversely impact our balance sheet scale and financial condition and results of operations.

The loss of key personnel or difficulties recruiting and retaining qualified personnel could adversely impact our business and financial results.

Much of our future success depends on the continued availability and service of senior management and other qualified personnel, the loss of whom could harm our business. Additionally, we must continue to recruit, retain and motivate a qualified and diverse pool of employees to maintain our current business and to execute our organizational and other strategic initiatives. Within the financial services industry and from businesses of varying sizes outside the financial services industry, there is competition for qualified personnel, and often with specialized skill sets. Also, our ability to attract and retain employees could be impacted by changing workforce concerns and expectations, remote working arrangements, and increased wages and costs of other benefits necessary to attract and retain high-quality employees with the right skill sets. If we are unable to recruit, retain and motivate high- caliber employees to maintain our current business, transform our operations, and support our projected growth, our business and financial performance may be adversely affected.

Our and our members’ inability to adapt to a rapidly evolving financial services industry amid a highly competitive and regulated landscape, while managing expenditures, could harm our business.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Our and our members’ success depends on the ability to adapt to evolving industry standards and to meet customer needs and demographic changes, particularly amid a highly competitive and regulated landscape that may impact our and our members’ ability to effectively respond to changing market and regulatory conditions. If we or our members are unable to adopt new technologies or improve our technological capabilities, including managing costs and retaining key technology personnel, we and our members may not be able to remain competitive and our businesses, financial conditions, and results of operations may be significantly compromised. We and our members may not be successful in developing or introducing new products, technologies, systems, and services to keep pace with larger competitors, in integrating new products, systems, or services into existing platforms, in responding or adapting to changes in customer behavior or preferences, or in reducing costs, any of which may harm our business and results of operations.

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

At December 31, 2023, our five largest advance borrowers held 44.0% of total advances outstanding. Advance balances with our largest members and our other members could change due to factors such as a change in member demand or borrowing capacity, regulatory changes, market conditions, or the competitive factors discussed herein or otherwise. If, for any reason, we experience sustained decreases in business with our largest members, including as a result of prepayments, or if we lose such members, our financial condition and results of operations could be negatively impacted. For example, at December 31, 2023, a former captive insurance company member still held 6.1% of our outstanding advances, which mature as discussed further at Note 6 - Advances to the financial statements. Unless these advances are replaced by additional business from other members, our advance and capital stock levels would decrease, which would decrease the scale of our balance sheet and our capacity for investments.

Additionally, various factors, including regulatory requirements, have contributed to increased consolidation in the financial services industry, and could reduce the number of current and potential Bank members. For example, depository institutions continue to experience consolidation due to, among other things, increased regulatory burden, greater competition from non-bank “Fintech” companies, lower interest margin, and/or higher technology costs that incentivize increased scale. Moreover, future events affecting the financial services industry (such as an event similar to the March 2023 disruptions) could impact the markets and result in financial difficulties for our members, which could ultimately result in further consolidation of their businesses. If for any reason, we were to lose a member or members whose business and capital stock investments are significant to our business, our financial condition and results of operations could be negatively impacted. And to the extent that reduced demand as a result of further industry consolidation is not replaced by demand from our other or new members, our results of operations, primary mission asset ratio and supplemental mission asset ratio may be negatively impacted.

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

Additionally, FHFA guidance regarding our capital stock levels relative to total assets and our retained earnings and dividend policy has impacted how we manage our balance sheet, which could adversely affect our business and members’ investment in our stock. For a discussion of our retained earnings and dividend policy, see Retained Earnings and Dividend Policy on page 62.

Changes in the perception, status or regulation of GSEs and the related effect on debt issuance could reduce demand or increase the cost of the FHLBs' debt issuance and adversely affect our earnings.

The FHLBs are GSEs organized under the authority of the FHLB Act. Negative news articles, industry reports, and other announcements relating to any GSE could create pressure on debt pricing for all GSEs, as investors could perceive such

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

instruments as bearing increased risk. Moreover, the scope, timing, and effect of any regulatory reform affecting the GSEs (including the Basel III reforms as further discussed in Legislative and Regulatory Developments on page 18 and the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac or any intermediate steps prior to final resolution) could have a significant effect on the FHLB system and could negatively change the perception of the risks associated with the GSEs and their debt securities. Any such negative information or other factors could result in the FHLBs having to pay a higher rate of interest on consolidated obligations to make them attractive to investors, which could negatively affect the FHLBs' results of operations or access to funding.

How successfully we are able to manage our balance sheet in the face of factors such as changes in the economic environment, changes in member demand, or new guidance from our regulator may have a material adverse effect on our results of operations and financial condition.

If the composition of our balance sheet significantly changes, whether as a result of the economic environment, regulatory limitations or other factors like member demand, we could be presented with challenges.

The following are examples of regulatory guidance that may constrain our balance sheet management and operations and limit our ability to effectively adapt to changing conditions:

•We are subject to a mission asset ratio requirement, as further described on page 5, which may impact our ability to make new investments through various advance demand cycles.
•We are subject to guidance providing for each FHLB to maintain a ratio of at least two percent of capital stock to total assets, which may impact how we manage our capital and investments.
•As further discussed in Liquidity Measures on page 51, we are subject to the Liquidity AB. Under certain market conditions, the Liquidity AB may require us to hold additional liquid assets, adjust pricing for our short-term advances and letters of credit, and fund overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances, all of which may ultimately result in a reduction in our net income.

If we are unable to successfully maintain our balance sheet and cost infrastructure at an appropriate composition and size scaled to member demand, including as a result of the regulatory limitations described above, our results of operations, financial condition, and level of ongoing community support may be negatively impacted.

Any reduction in dividend levels, failure to meet our dividend guidance or the cessation of dividend guidance in the future, limitations on the payment of dividends and repurchase of excess capital stock, or future changes to our capital stock requirements may adversely affect our business.

Our business model is based on the goal of maintaining a balance between our housing mission and our objective to provide a reasonable return on our members' investment in the cooperative. We work to achieve this balance through our community investment programs and by delivering low-cost credit to help our members meet the credit needs of their communities while striving to pay a reasonable dividend on our Class B2 membership stock and a higher dividend on Class B1 activity stock in order to recognize those members that are using our products. See Dividend Payments on page 62.

The Bank’s board of directors may declare dividends from the Bank’s previously retained earnings and/or current net income. We have a retained earnings and dividend policy, as further described under Retained Earnings and Dividend Policy on page 62, which guides our Board in setting dividend levels. Events such as changes in interest rates, changes in spreads, changes in collateral value and/or credit quality of members, changes to regulatory capital requirements, and any future credit losses may result in the Bank reducing its dividend and dividend guidance levels relative to market rates, failing to maintain a higher dividend on Class B1 activity stock, or suspending dividends altogether. Relatedly, our ability to meet or provide any dividend guidance may be impacted by a change in financial or economic conditions, or regulatory or statutory limitations, and any other relevant factors. Moreover, the Bank’s ability to pay dividends and to repurchase or redeem capital stock is subject to statutory and regulatory restrictions and dependent on the Bank’s ability to generate income.

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

Changes in our current capital stock requirements, the extent to which we are able to continue to offer the Reduced Capitalization Advance Program (“RCAP”) (which reduces a member’s activity stock requirement for certain advances), or the extent to which we effect future changes to our Capital Plan (including our capital stock requirements or caps), may adversely impact member utilization of the Bank, which in turn may adversely affect our results of operations and financial condition.

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

The MPF Program is a secondary mortgage market business under which we purchase mortgage loans from our PFIs and PFIs of other FHLBs for on- and off-balance sheet products (together with us, the MPF Banks). We also provide programmatic and operational support for a fee in our role as the administrator of the MPF Program on behalf of the other MPF Banks. Accordingly, the success of the program depends not only on the participation of our PFIs, but also on the participation of other MPF Banks as well as their PFIs. To the extent an insufficient number of FHLBs and their PFIs choose to participate in the MPF Program, net revenues may decline and ultimately negatively impact our results of operation and business.

During 2023, our top five PFIs, in the aggregate, accounted for 41% of our MPF on balance sheet purchases held in portfolio. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

Total market mortgage originations have declined substantially since mortgage rates began to rise in late 2021. To the extent that national mortgage originations continue to be lower, we may experience a decrease in volume available to purchase from our PFIs. There has also been a shift from a mortgage loan refinancing market, in which our PFIs are more active, to a purchase market, in which our PFIs have been historically less active, and accordingly, we may incur a decrease in volume available to purchase from our PFIs. In addition, PFIs may stop selling loans into the MPF Program due to mergers with or into other organizations, or as a result of market competition, including from non-bank originators who are not eligible to be members of the FHLBs and therefore not eligible to participate in our MPF Program. To the extent a sufficient number of our PFIs experience a decline in new mortgage originations or discontinue selling into the MPF Program, and we do not gain a sufficient number of new PFIs to offset such decline or departures, or experience increased loan volume purchased from current PFIs, we may incur a decrease in volume available to purchase, resulting in a decline in MPF Program volume.

Further, to the extent FHFA regulation or guidance necessitates changes to MPF Traditional loan products, this could have a negative impact on the volume of loans sold into the MPF Program.

Investors in off-balance sheet MPF products may change or institute new requirements that could negatively impact our MPF Program and the related business.

Investors in our off-balance sheet MPF products could institute product or pricing changes, limit the volume of loans we can sell, or require operational enhancements, any of which could have a negative impact on the MPF Program. For example, Fannie Mae may institute volume caps on the dollar value of MPF Xtra loans the MPF Program can sell to Fannie Mae through Fannie Mae’s cash window. To the extent we cannot offset the effects of these limitations with increased loan purchases from other PFIs, product enhancements, or development of new channels, our business may be negatively impacted.

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

There is no guarantee that we will be able to redeem capital stock held by a shareholder even at the end of the redemption period or to repurchase excess capital stock. FHFA regulations and our Capital Plan restrict us from redeeming or repurchasing capital stock under certain scenarios, including in instances where the redemption or repurchase would cause us to fail to meet our minimum capital requirements. For additional information on limitations on our ability to repurchase or redeem capital stock, see Statutory and Regulatory Restrictions on Capital Stock Repurchase and Redemption on page 60.

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

We realize net interest income primarily from the spread between interest earned on our outstanding advances, MPF Loans, and investments less the interest paid on our consolidated obligations and other liabilities and our corresponding derivative hedging instruments. When interest rates increase, we may experience extension risk, which is the risk that our mortgage-based assets will remain outstanding longer than expected at below-market yields or refunding risk, to the extent our liabilities are rolling over faster than our fixed rate assets, especially if costs are higher. Therefore, any rapid change in interest rates or more costly debt refunding could adversely affect our net interest income. Conversely, a very low interest-rate environment could adversely impact us in various ways, including lower market yields on investments and faster prepayments on our MPF Loans and investments with associated premium write-offs, debt overhang, and reinvestment risk. These risks are increased to the extent we have concentrations of high mortgage interest rate loans, concentrations of loan vintages, funding mismatches between assets and liabilities, or geographic concentrations. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted as a result. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 75 for additional discussion and analysis regarding our sensitivity to interest rate changes and the use of derivatives to manage our exposure to interest-rate risk.

As previously discussed, our business and results of operations are affected significantly by the fiscal and monetary policies of the U.S. government and its agencies, including the Federal Reserve Board's policies, which are difficult to predict. Therefore, our ability to manage or hedge interest rate exposure due to direction and speed of interest rate changes significantly affects the success of our asset and liability management activities and our level of net interest income. We use a number of measures in our efforts to monitor and manage interest rate risk, including income simulations, value at risk and market value sensitivity analysis, duration and convexity measurements and scenario analysis. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is difficult. Key assumptions include, but are not limited to, advance portfolio size, loan volumes and pricing, market conditions for our consolidated obligations, investment interest rate spreads and prepayment speeds, implied volatility of interest rates and options contracts, cash flows on mortgage-related assets, and other model and model related assumptions. These assumptions are inherently uncertain and they cannot precisely estimate net interest income and the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions, management strategies, and regulatory changes, among other factors. Volatility and disruption in the markets may result in a higher level of volatility in our interest-rate risk profile and could negatively affect our ability to manage interest-rate risk effectively.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Additionally, we have a significant amount of discount notes outstanding with maturities of one year or less. We are exposed to liquidity risk if there is any significant disruption in the short-term debt markets. If a disruption were prolonged, we may not be able to obtain funding on acceptable terms, or at all. Without access to the short-term debt markets, the alternative longer-term funding, if available, would increase funding costs and could cause us to increase advance rates, potentially adversely affecting demand for advances. If we cannot access funding when needed on acceptable terms, our ability to support and continue operations could be adversely affected. As a result, our inability to manage our liquidity position or our contingency liquidity plan to meet our obligations, as well as the credit and liquidity needs of our members, could adversely affect our financial condition and results of operations, and the value of FHLB membership.

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

FHLB System consolidated obligations are rated Aaa/P-1 with a negative outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Rating agencies may from time to time change a rating or outlook or issue negative reports. Because all of the FHLBs have joint and several liability for all FHLB consolidated obligations, negative developments at any FHLB may adversely affect these credit ratings or result in the issuance of a negative report regardless of the financial condition and results of operations of the other FHLBs. In addition, because of the FHLBs' GSE status, the credit ratings of the FHLB System, the FHLBs, and consolidated obligations are directly influenced by the long-term sovereign credit rating of the U.S. government, which has been downgraded recently and may be downgraded again for reasons such as failure to address its fiscal budget deficit or statutory debt limits. In August 2023, Fitch downgraded the ratings of the United States government and, in November 2023, Moody’s changed the outlook on the ratings of the United States government to negative from stable, which also caused the respective rating agencies to take similar ratings actions with respect to certain GSEs (in particular, Moody’s affirmed our Bank's Aaa long-term deposit rating, and changed the outlook on this rating to negative from stable). If the U.S. sovereign credit ratings or outlooks are further downgraded, similar downgrades in the credit ratings or outlook of the FHLBs and FHLB System consolidated obligations would mostly likely occur even though they are not obligations of, or guaranteed by, the United States.

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

We are exposed to credit risk principally through advances or commitments to our members, MPF Loans and related exposures, derivatives counterparties, unsecured counterparties, repurchase agreement transactions, and issuers of investment securities or the collateral underlying them. We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we are unable to fully recover amounts owed on a timely basis. In addition, we have exposure to credit risk because of the financial condition of the borrower, including the borrower’s ability to meet outstanding obligations; the fair value of collateral may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument (whether due to economic conditions or otherwise); or because the value of the collateral may not be what we assigned to it (whether as a result of misrepresentation or inaccurate valuation). We have a high concentration of credit risk exposure to financial institutions and mortgage assets. If we have insufficient collateral before or after an event of default, or we are unable to liquidate the collateral for the value assigned to it in the event of default, we could experience a credit loss, which could adversely affect our financial condition and results of operations.

We follow guidelines established by our Board of Directors and the FHFA on unsecured extensions of credit, which only permit us to have unsecured credit exposure to highly rated counterparties, the U.S. government, other FHLBs, and partners of our Community First Fund, and limits the amounts and terms of such exposure. However, there can be no assurance that following these guidelines will prevent losses due to defaults on these assets.

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

If we experience disruptions in the credit markets, it may increase the likelihood that one or more of our derivatives counterparties will fail to meet their obligations to us. If a counterparty defaults on payments due to us, we may need to enter into a replacement derivative contract with a different counterparty, which may be at a higher cost, or we may be unable to obtain a replacement contract on acceptable terms or at all. Additionally, the insolvency of one or more of our counterparties representing a relatively large portion of our derivatives portfolio, combined with an adverse change in the market before we are able to transfer or replace the affected derivative transaction could adversely affect our financial condition and results of operations. We may also be exposed to collateral losses to the extent that we have pledged collateral and its value declines, or could experience losses if the counterparty fails to return the collateral. These losses may be greater to the extent we have high-volumes of derivatives with counterparties with more exposure to market swings or that are concentrated in option-based products, e.g. SOFR. Losses from any of the foregoing could negatively affect our financial condition and results of operations and the value of FHLB membership.

Federal Funds and Interest-Bearing Deposits. We invest in Federal Funds sold and deposits with banks in order to ensure the availability of funds to meet members' credit and liquidity needs and for income. Because these investments are unsecured, our credit policies and FHFA regulations restrict these investments to short-term maturities and certain eligible counterparties. If the credit markets experience disruptions, it may increase the likelihood that one of our Federal Funds or deposit counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our Federal Funds and deposit investments, see Unsecured Short-Term Investments on page 73.

Securities Purchased Under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs and for income. These investments are secured by marketable securities held by a third party custodian. If the credit markets experience disruptions, it may increase the likelihood that one or more of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. If the collateral pledged to secure those obligations has decreased in value, we may suffer a credit loss. See the table in Investment Debt Securities on page 71 for a summary of counterparty credit ratings for these investments.

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

We are exposed to losses on our conventional MPF Loans held in our portfolio through our obligation to absorb losses up to the FLA (to the extent those losses are not recoverable from PFIs from withholding performance-based CE Income (Recoverable CE Income)) and losses that exceed the PFI’s CE Amount. Our FLA exposure as of December 31, 2023 is $167 million. The next layer of losses after the FLA is the CE Amount and is allocated to the PFI, or SMI purchased by the PFI, as applicable. If losses accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA and also exceed the PFI's CE Amount and Recoverable CE Income. Further, the PFIs may experience credit deterioration and

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

default on their CE Amount, which, to the extent not offset against collateral provided by the PFIs, could cause us to incur additional losses and have an adverse effect on our results of operations.

Under the MPF Government product, we absorb any associated credit losses if we are unable to recover from the servicer or the insuring or guarantying government agency. We have the same risk with respect to the MPF Government MBS loans we acquire from our PFIs.

We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, regional economic conditions, a natural or man-made disaster, or gaps in insurance coverage, we could experience increased losses. For further information on these concentrations, see Geographic Concentration on page 68. For a description of the MPF Program, our obligations with respect to credit losses and the PFI's obligation to provide credit enhancement and comply with anti-predatory lending laws, see Mortgage Partnership Finance Program on page 8.

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

Relatedly, the Bank’s business, and the activities of its members, could be disrupted by climate change. Potential physical risks from climate change may include adverse weather-related events and environmental disasters. In addition, these physical changes may prompt changes in regulations or consumer preferences, which in turn could have negative consequences for the business models of the Bank and its members. The Bank and its members will need to respond to any new laws and regulations, as well as consumer and business preferences, resulting from climate change concerns. The Bank and its members may face cost increases, asset value reductions, gaps in insurance coverage, operating and modeling process changes, and the like. The Bank could experience a drop in demand for its products and services. In addition, the Bank could face reductions in creditworthiness on the part of some members or counterparties or in the value of Bank investments or loans pledged as collateral or acquired through our MPF Program.

Operational Risks

A cyberattack, information or security breach, or a technology failure of ours or a third or fourth party could adversely affect our ability to conduct our business, result in the disclosure or misuse of confidential or proprietary information, and adversely impact our results of operations and financial condition, as well as cause legal or reputational harm.

Our operations are highly dependent on the security, controls and efficacy of our infrastructure, computer, communications, and internet and data management systems, as well as those of our counterparties and other third parties, including their downstream service providers. Our business relies on effective access management and the secure collection, processing, transmission, storage and retrieval of confidential, proprietary, personally identifiable, and other information in our computer and

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

data management systems and networks, and in the computer and data management systems and networks of third or fourth parties. Cyber-attacks and information and security breaches, in particular those on financial institutions and financial market infrastructures, have become more frequent, sophisticated, and difficult to detect and prevent. They are pervasive and evolving and include computer viruses, malicious or destructive code (such as ransomware), phishing attacks, denial of service or information or other security breach tactics that could result in: the unauthorized release, gathering, monitoring, misuse, loss or destruction or theft of confidential, proprietary, personally identifiable, and other information; damages to systems, or other material disruptions to our or our members’ or other third or fourth parties’ network access or business operations; and the loss of funds, including from attempts to defraud us and/or our members. Additionally, threats of cyber terrorism, external extremist parties, and state-sponsored actors or campaigns result in heightened risk exposure. The techniques used in cyberattacks and information and security breaches change frequently and have grown increasingly sophisticated, and these attacks and potentially ensuing security breaches could persist for an extended period of time before being detected. The proliferation of emerging technologies, such as artificial intelligence (AI) may increase our cybersecurity risks and exposure. It could take considerable additional time for us to determine the scope, extent, amount, and type of information compromised, at which time the impact on the Bank and measures to recover and restore to a business as usual state may be difficult to assess.

The materiality of these risks depends on the nature, extent, and potential magnitude of a potential incident or attack. We engage in ongoing monitoring of the effectiveness of our security controls, engage in testing of our security controls and responses, and implement changes to mitigate security vulnerabilities and bolster operational resilience. Regardless of the measures we have taken or may take in the future, our ability to conduct business may be adversely affected by any: significant improper access to, or disclosure of, personally identifiable information or other confidential information; or significant cyberattacks; or other significant disruptions or incidents. A failure or breach of our operational or security systems or infrastructure resulting in significant disruption or harm to our business could expose us to regulatory, market, privacy and liquidity risk, and adversely impact our results of operations and financial condition, as well as cause legal or reputational harm. Moreover, expanded government scrutiny of practices relating to the safekeeping of personally identifiable information or other confidential information may result in the adoption of stricter laws or regulations that could impede our business or increase compliance costs. Our cyber risk and other insurance might not be sufficient to cover us against claims related to security incidents, breaches, cyberattacks and other related events and increased coverage may require significant additional expenditures.

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

If these models fail to produce reliable results, we may not make appropriate risk management or business decisions (including decisions relating to our dividend guidance), which could adversely affect our earnings, liquidity, capital position, reputation, and financial condition. Additionally, to the extent our models incorporate or are assisted by AI features that are or are alleged to be deficient, inaccurate, or biased, our financial condition and results of operations may be adversely affected. Any strategies that we employ to attempt to manage the risks associated with the use of models may not be effective.

Failures or interruptions in our information systems and other technology, our controls, or our operating processes generally, may harm our business, financial condition, results of operations, and reputation.

Our business is dependent upon our ability to interface effectively with other FHLBs, members, PFIs, and other third parties. Our products and services involve a complex and sophisticated operating environment supported by operating systems and technologies, which may be purchased, custom-developed, or hosted by third parties. Maintaining the availability, effectiveness, and efficiency of the technology used in our operations, including our information systems, is dependent on the continued timely implementation of technology solutions and improvements (including software updates and security patches) and systems necessary to effectively manage the Bank and mitigate risks, which may require significant capital expenditures. If we are unable to maintain or improve these technological capabilities, including retention of key technology personnel and the development of necessary operating and management processes, we may not be able to remain competitive and our business, financial

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

condition, and results of operations may be significantly compromised.

Additionally, failures in our controls, including internal controls over financial reporting, could result from a number of causes and conditions, including human error, fraud, design flaws, breakdowns in information and computer systems, or natural or man-made disasters. Moreover, lapses in, and inadequacies with respect to, our operating processes, including manual processes and data management, as a result of organizational restructuring, human error, or any other factors, could adversely affect our overall operations, including collateral maintenance. We also rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or a failure or breach of systems or infrastructure, expose us to risk and adverse effects resulting from such risk. A significant control failure, or a lapse in certain operating processes, could materially impact our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair some or all the negative effects of such failures. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report information accurately and within the time periods specified in the rules and forms of the SEC and Financial Crimes Enforcement Network (FINCEN) could be adversely affected. A failure in our internal control over financial reporting or a lapse in our operating processes could cause our members to lose confidence in our reported financial information, in our processes, or in us as a whole, subject us to government enforcement actions, and generally, materially, and adversely impact our business and financial condition.

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

We have engaged various vendors to provide us with data center and hosted services that may include hardware, software support, connectivity, and other technology services, including vendors for which there are few substitutes or would be difficult to replace in a timely manner. Any significant failure, interruption, or breach in security of these systems or services, including relating to the downstream service providers of our vendors, could result in significant disruptions in our ability to conduct business, negatively impact the ability of our personnel to work on other Bank business while handling such disruptions, result in significant improper access to, or disclosure of, confidential information, or cause harm to our business or our members. There is no assurance that if or when such incidents do occur, that they will be adequately addressed by us or the third or fourth party vendors on whom we rely. Further, any such event may not be disclosed to us in a timely manner. Additionally, to the extent we use AI tools provided by vendors, these tools may fail, or may produce inaccurate, biased or deficient data. The occurrence of any failures, data issues, or interruptions could have a material adverse effect on our business, financial condition, and results of operations.

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

Defaults by, or loss of, the vendor for certain of our master servicing activities for the MPF Program could adversely affect our business, results of operations or financial condition.

We act as master servicer for the MPF Program. In this regard, we have engaged a vendor for certain master servicing activities, and this vendor monitors the servicers' adherence to certain MPF Program requirements and issues periodic reports to us. While we manage MPF Program cash flows, if our vendor should refuse or be unable to provide the necessary service, or if we should decide to terminate our relationship with the vendor, we may be required to engage another vendor which could result in delays in reconciling MPF Loan payments to be made to us or increased expenses to retain a new master servicing vendor. Any of these events could adversely affect our business, results of operation, or financial condition.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We are subject to cybersecurity risks, which include intentional and unintentional acts that may jeopardize the confidentiality, integrity, or availability of our information technology assets and data under our control. Cybersecurity risks can take the form of a variety of circumstances to cause harm to us, our members, our service providers, and the economy in general. These circumstances include, but are not limited to, malicious software or exploited vulnerabilities, social engineering such as phishing, denial-of-service attacks, viruses, malware, and natural disasters. For a discussion of cybersecurity and related risks impacting our Bank, see Risk Factors starting on page 21.

In alignment with industry standards, such as the National Institute of Standards of Technology (NIST) Cybersecurity Framework, and FHFA regulatory guidance, we have implemented processes for assessing, identifying, and managing cybersecurity risks through a layered approach throughout our environment and in our service provider arrangements, including software-as-a-service and infrastructure-as-a-service engagements. We look to continuously improve our policies and practices to mitigate our exposure to cybersecurity risks given, among other things, the evolving natures of these risks, the involvement of uncontrollable circumstances, such as fires or flooding, and our role in the financial services industry and the broader economy. Our cybersecurity risk management program, which works in tandem with the Bank’s Enterprise Risk Management program, includes risk management practices, procedures, and technology solutions aimed at addressing potential cybersecurity threats faced by the Bank in alignment with the Bank’s strategic plans, risks tolerance, and enterprise operational risk policy. Cybersecurity risk-mitigation processes include, but are not limited to, performing regular risk assessments to identify, understand and prioritize risks from cybersecurity threats; the implementation of firewalls, anti-virus software, real-time network monitoring; on-going employee training to educate employees on how to identify and avoid various forms of social engineering; performing routine threat monitoring (including use of a third party service provider monitoring) and controls testing; and maintaining a vulnerability management program to timely identify and remediate cybersecurity risks. The Bank also maintains a Cyber Security Incident Response Plan (CSIRP) to determine how cybersecurity threats and incidents are identified, classified, escalated, mitigated and remedied. The CSIRP is implemented and maintained by the Bank’s threat and incident response team and overseen by our Chief Information Security Officer (CISO). Additionally, the Bank maintains a business resiliency management program to mitigate and respond to critical disruptive events (such as fire, cybersecurity incidents, and power loss). Our business resiliency management program (as further discussed below) includes, but is not limited to, testing our disaster recovery plans and reviewing department level business continuity procedures.

We regularly engage with third parties, including cybersecurity experts, to test, maintain, and enhance our cybersecurity risk management practices and threat monitoring. These engagements include, among other things, penetration testing, constant managed detection and response services, and intrusion prevention and detection applications. Our vendor risk management program includes regular reviews and oversight of these third parties, including performance and technological reviews and escalation of any unsatisfactory reviews. Additionally, the Bank seeks to identify, monitor and prioritize substantial risks from cybersecurity threats associated with our use of critical third parties. As part of its risk assessment, the Bank endeavors to use the information obtained from these efforts to reach a reasonable conclusion as to that third party’s cyber risk management protocols.

During the period covered by this report, the risk from cybersecurity threats or incidents did not have a material impact on our strategy, results of operations, or financial condition. It is inevitable that cybersecurity incidents will occur in the future and any such cybersecurity incident may result in significantly harmful consequences to us, our members, and their customers. We assess the materiality of any such cybersecurity incident from several perspectives including, but not limited to, our ability to continue to service our members and protect the privacy of data, as well as the likely extent and effect of lost revenue, increased operating costs, litigation, and reputational harm.

Cybersecurity Governance

Our CISO provides reporting to the Risk Management Committee and Operations and Technology Committee of our Board of Directors on topics such as threat intelligence, major cybersecurity risk areas and threats, technologies and best practices, and any cybersecurity incidents that may have impacted us, as needed when there are status updates or changes. Our CISO reports annually (or more often as needed) to the full Board of Directors on the Bank’s cybersecurity risk management program. The Bank’s Enterprise Risk Management team, which is part of the Bank’s risk management function, provides quarterly reports to the Risk Management Committee (and ultimately, the Board of Directors) on the Bank’s risk tolerance conditions, including reports on any cybersecurity matters that may fall outside of the Bank’ risk tolerance conditions. Our Board of Directors provides oversight for information security and cyber security risk management activities and approval of the overall cybersecurity risk management program, and the Bank’s overall risk management program at large. In addition to full Board oversight, the Risk Management Committee oversees the Bank’s cybersecurity risks in accordance with the Bank’s risks tolerance. Additionally, the Operations and Technology Committee oversees the Bank’s cybersecurity risk management program, and reviews and validates that the direction of the program is in support the Bank’s objectives. The Audit Committee of the Board is also involved with ensuring that the internal audit team has an audit plan and resources adequate to evaluate the Bank’s cybersecurity risks and

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

controls.

Our Bank Operational Risk Oversight Committee (OROC) (a management level committee, consisting of members of our senior leadership) and its subcommittee, the Technology Risk Sub-Committee (TRSC) (consisting of representatives across the Bank, including from the Risk Management and Information Technology groups), are responsible for reviewing our cybersecurity risk management program’s efforts and activities to track the progress of the program’s support of the Bank’s objectives. TRSC (and to the extent necessary, OROC) receives regular reporting from our CISO including information security metrics, material technology changes and cybersecurity threats being monitored. The Bank’s Executive Team is the primary management committee for the Bank across all functions and receives reports from the OROC, Technology Risk Sub-Committee, and the CISO as appropriate on matters impacting cybersecurity risks.

Our CISO, who reports both to our Chief Risk Officer and our Chief Information Officer, manages the Bank’s information security and cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of the Bank’s information technology assets and data under our control. Our CISO has more than 15 years of experience in cyber security matters, including over 13 years in information technology with the Bank in roles of increased responsibilities. Our information security department executes our cybersecurity risk management program, and is responsible for developing, documenting, and approving our information security control standards, guidelines, and procedures, in line with the policies and standards set forth by our Board of Directors. Our threat and incident response team, a subset of our information security department, is responsible for responding to potential threats that may require a system change, modifications and other methods to maintain business continuity to minimize cybersecurity threats. Personnel in the security program hold a variety of technical certifications relevant to their job functions and engage in continuing education.

Our business resiliency management program is overseen by our Board of Directors and its Operations and Technology Committee, which provides oversight of the Bank’s implementation of the program and maintenance of the plans that reflect the Bank’s current operating environment and risk tolerance. The implementation of our business resiliency management program is delegated to our Executive Team and their designees, and the Bank’s OROC is responsible for the direct governance, oversight and monitoring of the program.

Item 2. Properties.

As of February 29, 2024, we occupy 129,065 square feet of leased office space at 433 West Van Buren Street, Chicago, Illinois 60607 (the “OPO Location”). We also maintain 5,518 square feet of leased space for an off-site facility 15 miles northwest of our main facility, which is on a separate electrical distribution grid.

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

We issue only one class of capital stock, Class B stock, consisting of two sub-classes of stock, Class B1 stock and Class B2 stock which, under our Capital Plan has a par value of $100 per share. As of January 31, 2024, we had 32,562,704 shares of capital stock outstanding, including mandatorily redeemable capital stock recorded as a liability, and we had 664 stockholders of record. For details on our Capital Plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements and Capital Resources on page 58.

Information regarding our cash dividends declared in each quarter in 2022 and 2023, and information regarding regulatory requirements and restrictions on dividends, is set forth in the Retained Earnings & Dividends Policy section on page 62.

The following table presents, by type of institution, the outstanding capital stock holdings of our members and former members. Our capital stock may be redeemed upon five years' notice from the member to the Bank, subject to applicable conditions. For a description of our policies and related restrictions regarding capital stock redemptions and repurchases, see Capital Resources on page 58.

As of	December 31, 2023	December 31, 2022
Commercial banks	$1,871	$1,589
Savings institutions	109	84
Credit unions	682	757
Insurance companies	613	557
Community Development Financial Institutions	2	2
Total GAAP capital stock	3,277	2,989
Stock reclassified as mandatorily redeemable capital stock (liability)	83	248
Total regulatory capital stock outstanding	$3,360	$3,237

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five fiscal years.

As of or for the years ended December 31,	2023	2022	2021	2020	2019
Other selected data at period end
Member standby letters of credit outstanding	$12,601	$10,750	$11,317	$16,395	$23,851
MPF Loans par value outstanding - FHLB System [a]	68,300	65,562	66,297	70,326	68,759
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	19,060	18,331	18,600	18,934	17,364
Number of members	654	671	676	686	689
Total employees (full and part time)	486	495	466	474	488
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$8,671	$8,126	$17,078	$27,387	$21,005
Number of PFIs funding MPF products - FHLB System	687	704	795	877	898
MPF Loans par value amounts funded - FHLB Chicago PFIs	$2,415	$2,122	$5,170	$8,852	$5,788
Number of PFIs funding MPF products - FHLB Chicago	185	195	191	207	210
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	7.04%	6.15%	6.87%	6.34%	5.82%
Market value of equity to book value of equity	105%	105%	107%	105%	105%
Primary mission asset ratio [b]	72.8%	72.0%	70.3%	71.5%	72.0%	[c]
Dividend rate class B1 activity stock-period paid	7.69%	5.60%	5.00%	5.00%	5.00%
Dividend rate class B2 membership stock-period paid	4.09%	2.32%	2.00%	2.25%	2.19%
Return on average assets	0.47%	0.38%	0.28%	0.36%	0.30%
Return on average equity	8.03%	5.94%	4.13%	6.10%	5.29%
Average equity to average assets	5.85%	6.40%	6.78%	5.90%	5.67%
Net yield on average interest-earning assets	0.76%	0.62%	0.56%	0.59%	0.47%
Cash dividends	$245	$112	$86	$84	$82
Dividend payout ratio	37.12%	26.99%	31.27%	22.46%	27.33%
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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, changes in perception, guidance, regulation, and/or legislation relating to the FHFA's Review and Analysis of the Federal Home Loan Bank System “FHLBank System at 100: Focusing on the Future” report, housing finance, the FHLBs, or GSE reform; changes in the Presidential Administration and the Congress; changes in our regulator or changes affecting our regulator and changes in the FHLB Act or applicable regulations as a result of the Housing and Economic Recovery Act of 2008 or as may otherwise be issued by our regulator; the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

•general economic and market conditions, including the timing and volume of market activity, recession, prolonged inflation, unemployment rates, housing prices, the condition of the mortgage and housing markets, increased delinquencies and/or loss rates on mortgages, prolonged or delayed foreclosure processes, and the effects on, among other things, mortgage-backed securities; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; impacts from various measures to stimulate the economy and help borrowers refinance home mortgages; disruptions in the credit and debt markets and the effect on our members, future funding costs, sources, and availability of funds; the impact of the occurrence of a major natural or other disaster, a pandemic or other disruptive event; the impact of climate change; the impact of geopolitical uncertainties or conflicts;

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

•the extent to which changes in our current capital stock requirements and/or our ability to continue to offer the Reduced Capitalization Advance Program (RCAP) for certain future advance borrowings, our ability to continue to pay enhanced dividends on our activity stock, our ability to maintain current levels of dividends, our ability to meet dividend guidance, and any amendments to our capital plan, impact Bank product usage and activity with members;

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Executive Summary

2023 Financial Highlights

•Net income for 2023 was $660 million, compared to $415 million in 2022, with the year-over-year increase primarily driven by increased returns on the Bank's advances portfolio and liquidity portfolio (i.e., cash and due from banks, interest bearing deposits, federal funds sold, and securities purchased under agreement to resell) as interest rates rose during the year.
•Net interest income for 2023 was $1.1 billion, compared to $677 million in 2022, driven by the factors discussed above.
•Noninterest income (loss) decreased by $70 million to $(38) million in 2023, compared to $32 million in 2022, primarily driven by losses from derivatives used to hedge the Bank's market risk exposure.
•Noninterest expense was $286 million for 2023, compared to $244 million in 2022, with the change primarily driven by increases in compensation and benefits expenses, non-payroll operating expenses, and expenses related to the Bank's voluntary Community Investment commitments. In 2023, the Bank's voluntary Community Investment expenses were $28 million, compared to $11 million in 2022, as our Board of Directors allocated additional discretionary funds in 2023 recognizing that additional funding would be beneficial in meeting community needs in affordable housing, as well as business and community development.
•Total assets were $118.4 billion at year-end 2023, compared to $126.9 billion at year-end 2022, with the change primarily attributable to a reduction in the Bank's liquidity portfolio.
•Advances outstanding were $65.3 billion at year-end 2023, compared to $66.3 billion at year-end 2022, with the change primarily attributable to advances maturing with a former captive insurance company member, offset by increased advance borrowing by the Bank's depository members.
•MPF loans held in portfolio increased to $11.4 billion at year-end 2023, compared to $10.2 billion at year-end 2022, primarily attributable to new acquisition volume that outpaced paydown and maturity activity. This new acquisition volume was primarily attributable to loans sold into the Bank's MPF program due to competitive pricing offered on our products and, to a lesser extent, increased loan origination due to homebuyer demand.
•Total investment securities were $26.4 billion at year-end 2023, compared to $22.1 billion at year-end 2022, with the change primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.
•Retained earnings were $5.0 billion at year-end 2023, up from $4.6 billion at year-end 2022.
•Letters of credit commitments increased to $12.6 billion at year-end 2023, up from $10.8 billion at year-end 2022, primarily due to increased usage from Bank members for public unit deposits.
•The Bank remained in compliance with all of its regulatory capital requirements as of year-end 2023.

Summary and Outlook

In a challenging year for the financial industry, the Bank reached new heights in supporting our members and the communities our members serve. We are focused on being a reliable source of funding and liquidity and providing meaningful community investment support across our district into the future. We believe our success in 2023 can be attributed to our members' strong engagement with the Bank, our products and community investment programs.

Fourth Quarter 2023 Dividends and Dividend Guidance

Based on our preliminary fourth quarter 2023 results, the Board of Directors declared our dividend on January 26, 2024 – 8.75% (annualized) for Class B1 activity stock and 5.125% (annualized) for Class B2 membership stock. Dividends were paid February 15, 2024.

We expect to maintain at least a 8.75% (annualized) dividend for Class B1 activity stock for the first and second quarters of 2024, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Investing in Communities Through Strong Member Engagement

In 2023, 90% of Bank members and housing associates used at least one of our core product offerings—advances, letters of credit, MPF products, and Community Investment products. The Bank also welcomed ten new members in 2023. Additionally, three Community First Community Investment products entered their second year after being created in response to critical needs of members and communities across Illinois and Wisconsin. These programs target affordable housing development, access to financial education, and funding for small businesses.

•Advance products: At year-end 2023, 447 members had outstanding advances totaling $65.3 billion, down 1% from year-end 2022. In 2023, we funded $2.4 billion in below market rate advances through our Community Advances

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
program, designed to help our members fund affordable housing and economic development needs.
•MPF Program: During 2023, 185 PFIs funded our MPF on- and off-balance sheet products. At year-end 2023, MPF Loans outstanding on our balance sheet were $11.4 billion, a 12% increase from year-end 2022, showcasing the stability of the MPF Program through a volatile market. Additionally, more than one third of mortgages purchased for investment or securitized through our MPF products were made to low-income borrowers or made to borrowers in a low-income area.
•Affordable Housing Program: In 2023, the Bank awarded over $33 million in AHP funds to help finance 44 affordable housing projects in Illinois and Wisconsin. These funds will support the acquisition, rehabilitation, and new construction of approximately 1,900 housing units.
•Downpayment Plus Programs: By year-end 2023, 207 members provided over $33 million in down payment assistance grants to more than 3,500 homebuyers in member communities. We opened our 2024 DPP programs on January 16, 2024, making grants up to $10,000 available to members' income-eligible homebuying customers.
•Community First Diverse Developer Initiative: This program supports career development for diverse developers of affordable housing in Illinois and Wisconsin. The Bank doubled its annual support to $2 million in 2023, the second year of the program. This round funded more than 30 fellowships and internships for ten beneficiary organizations.
•Community First Housing Counseling Resource Program: In partnership with two Bank housing associates, Illinois Housing Development Authority (IHDA) and Wisconsin Housing and Economic Development Authority (WHEDA), this program provides grants to housing counseling agencies to support expanded service to minority and low- and moderate-income homebuyers. Through these grants, awarded agencies in our district provide financial counseling and education to help homebuyers in underserved communities rebuild credit, manage debt, and establish savings. In 2023, IHDA and WHEDA administered the program, and 30 organizations were awarded $2 million.
•Community First Accelerate Grants for Small Business: This program provides grants up to $25,000 to support the growth and development of small businesses in communities served by member financial institutions. In 2023, the Bank awarded more than $4 million in total grants to approximately 170 small businesses – more than quadrupling our program investment year-over-year.

FHLBank System at 100: Focusing on the Future Report

The FHFA released its FHLBank System at 100: Focusing on the Future Report in November 2023. For a discussion of the report and potential impacts see Legislative and Regulatory Developments starting on page 18 and Risk Factors starting on page 21.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Critical Accounting Estimates

See Note 2 - Summary of Significant Accounting Policies to the financial statements for further details on our accounting policies.

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income and expense. To understand the Bank's financial position and results of operations, it is important to understand the Bank's most significant accounting estimates and the extent to which management uses judgment and assumptions in applying those estimates. The Bank's critical accounting estimates include the following:

•Derivatives and hedging activities; and
•Fair value.

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

Managing Interest Rate Risk

We carry all derivatives at fair value in our Statements of Condition. We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate. Our cash flow hedge strategy is to hedge the variability in the total net proceeds received from rolling forecasted zero-coupon discount note issuance, attributable to changes in the benchmark interest rate, by entering into pay-fixed interest rate swaps. We did not use the cash flow hedge strategy for new transactions in 2023, but may elect to do so in the future.

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

Derivative Hedge Accounting (Refer to Note 2 - Summary of Significant Accounting Policies and Note 9 - Derivatives and Hedging Activities for further details).

We apply hedge accounting to qualifying hedge relationships. A qualifying hedge relationship exists when a derivative hedging instrument is expected to effectively offset changes in fair values, cash flows, or underlying risk of the hedged item during the term of the hedge relationship. We prepare formal contemporaneous documentation at inception of the hedge relationship to support that the hedge relationship qualifies for hedge accounting treatment and assess hedge effectiveness on an ongoing basis. On a quantitative basis hedge effectiveness is considered to exist when correlation between the hedged item and hedging instrument is between 80% and 125%. When correlation between the hedged item and hedging instrument is between 90% and 110%, a qualitative analysis is performed. The hedge documentation formally documents the hedge relationship and its risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and an assessment of the hedging instrument’s effectiveness in offsetting the exposure to changes in the hedged item’s fair value attributable to the hedged risk.

As of December 31, 2023, we held $134.7 billion notional of interest-rate derivatives with a total, net asset (liability) fair market value of $122 million, excluding posted collateral. These derivatives hedge mostly our fixed rate interest-earning assets and interest-bearing liabilities. The following table shows the estimated changes in the fair market value of our interest-rate derivatives under parallel interest-rate shifts allowing interest rates to go negative under the current rate environment (for example the same change to interest rates on short-, intermediate-, and long-term fixed income maturities):

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	As of December 31, 2023
Change from base case in bps	-200	-100	-50	-25	+25	+50	+100	+200
Net change in fair market value	$(3,172)	$(1,401)	$(653)	$(314)	$288	$552	$1,015	$1,767

The above table includes total derivatives entered into by the Bank, which includes interest-rate derivatives related to fair value hedges, cash flow hedges, and economic hedges.

In addition to performing the above sensitivity analysis, we also compare our fair value estimates of our outstanding derivatives to the estimates of our counterparties. At December 31, 2023 the difference between our total, net estimated fair market value of derivatives versus that of the counterparties' estimated values was $(39) million or 31.8%.

Fair Value Estimates

Details of the Bank's processes for determining fair value, including discussion on the fair value hierarchy are set out in Note 15 - Fair Value. Estimating fair value requires the application of judgment. We believe our estimated fair value amounts are reasonable; however, as outlined below, there are inherent limitations in any valuation technique.

•Our estimated fair value amounts are highly subjective in nature. We select assumptions and inputs from a market participant's perspective to use with any of our valuation techniques. Such assumptions and inputs include, but are not limited to, the amount and timing of future cash flows, prepayment speed, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect the market, liquidity, and credit risks. Significant judgment is required when selecting such assumptions and inputs. Using different assumptions and inputs could have a material effect on our estimated fair value amounts. Further, the estimated fair value amounts presented in our Statements of Condition and disclosed in our notes to financial statements are not necessarily indicative of the amounts that would be realized in current market transactions.

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

Valuation of Derivatives and Hedged Items. For purposes of estimating the fair value of derivatives and items for which we are hedging changes in the benchmark fair value, we employ a valuation model that uses market data from the U.S. Treasury obligations, Effective federal funds rates (EFFR), overnight indexed swap rates, Secured Overnight Financing Rate (SOFR), SOFR Futures, and the U.S. dollar interest-rate-swap markets to construct discount and forward-yield curves using standard financial market techniques.

For the valuation of derivatives, we use OIS based on the federal funds effective rate as the discount rate for our interest-rate derivatives which are not cleared through a DCO or our cancelable OIS swaps, while the SOFR discounting curve is used for the valuation of derivatives cleared through a DCO or our cancelable SOFR swaps. For derivatives, we compare the fair values obtained from our valuation model to clearinghouse valuations (in the case of cleared derivatives) and non-binding dealer estimates (in the case of bilateral derivatives) or other valuation models, and may also compare derivative fair values to those of similar instruments, to ensure such fair values are reasonable.

For the valuation of hedged assets or liabilities in fair-value hedging relationships where the hedged risk is the change in the fair value of the benchmark interest rate, we use OIS or SOFR as the discount rate, depending on which interest-rate index was designated as the benchmark rate at inception of the hedge relationship. These valuations are calculated using the same valuation model that calculates the fair values of the associated hedging derivatives. This valuation model is subject to a model validation approximately every four years by either an external party or an internal validation group. We periodically review and refine, as appropriate, the assumptions and valuation methodologies to reflect market indications as closely as possible.

We use benchmark coupon and/or partial term hedging strategies for a portion of our hedged portfolio.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Results of Operations

Net Interest Income

Net interest income is the difference between the amount we recognize into interest income on our interest-earning assets and the amount we recognize into interest expense on our interest-bearing liabilities. These amounts were determined in accordance with GAAP and were based on the underlying contractual interest rate terms of our interest-earning assets and interest-bearing liabilities as well as the following items:
•Amortization of premiums;
•Accretion of discounts;
•Hedge ineffectiveness, which represents the difference between changes in the fair value of the derivative and the hedged item attributable to the hedged risk, is recognized into either interest income or interest expense, whichever is appropriate. For cash flow hedges, recognition occurs only when amounts are reclassified out of accumulated other comprehensive income (loss) (AOCI). Such recognition occurs when earnings are affected by the hedged item;
•Net interest paid or received on interest rate swaps that are accounted for as fair value or cash flow hedges;
•Amortization of fair value and cash flow closed hedge adjustments;
•Advance and investment prepayment fees; and
•MPF credit enhancement income payments.
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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
2023 compared to 2022

	2023			2022			Increase (decrease) due to
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the years ended December 31,
Investment debt securities	$24,411	$1,521	6.23%	$22,630	$604	2.67%	$48	$869	$917
Advances	82,404	4,456	5.41%	61,198	1,322	2.16%	456	2,678	3,134
MPF Loans held in portfolio	10,640	353	3.32%	9,961	284	2.85%	19	50	69
Federal funds sold	10,166	513	5.05%	8,125	170	2.09%	42	301	343
Securities purchased under agreements to resell	6,671	339	5.08%	4,586	95	2.07%	43	201	244
Interest-bearing deposits	4,251	223	5.25%	2,555	58	2.27%	38	127	165
Other interest-earning assets	83	4	4.82%	83	3	3.61%	—	1	1
Interest-earning assets	138,626	7,409	5.34%	109,138	2,536	2.32%	646	4,227	4,873
Noninterest-earning assets	1,677			680
Total assets	140,303			109,818

Consolidated obligation discount notes	49,492	2,423	4.90%	36,680	738	2.01%	255	1,430	1,685
Consolidated obligation bonds	77,797	3,855	4.96%	62,154	1,090	1.75%	268	2,497	2,765
Other interest-bearing liabilities	1,259	71	5.64%	1,210	31	2.56%	1	39	40
Interest-bearing liabilities	128,548	6,349	4.94%	100,044	1,859	1.86%	524	3,966	4,490
Noninterest-bearing liabilities	3,539			2,785
Total liabilities	132,087			102,829

Net yield on interest-earning assets	$138,626	$1,060	0.76%	$109,138	$677	0.62%	$189	$194	$383

•Interest income from investment debt securities increased primarily due to higher market interest rates in 2023 compared to 2022.
•Interest income from advances increased primarily due to higher market interest rates in 2023 compared to 2022. In addition, increased borrowing from our depository members contributed to the increase in interest income.
•Interest income from MPF Loans held in portfolio increased primarily due to the higher mortgage rate environment increasing the yield earned on new loan originations in 2023 compared to 2022. Secondarily, new acquisition volume that outpaced paydown and maturity activity also contributed to this increase in interest income.
•Interest income from overnight federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits increased primarily due to higher market interest rates in 2023 compared to 2022. To a lesser extent, increased volume also contributed to this increase in interest income.
•Interest expense on our shorter-termed consolidated obligation discount notes and longer-termed consolidated obligation bonds increased primarily due to higher market interest rates in 2023 compared to 2022. To a lesser extent, increased volume also contributed to this increase in interest expense.
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
•For details of the effect our 2021 fair value and cash flow hedge activities had on our net interest income see the Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option table on page 45 in our Form 10-K for the year ended December 31, 2022 (2022 Form 10-K).

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Noninterest income

For comparisons to 2021 see Noninterest Income on page 45 in our 2022 Form 10-K.

For the years ended December 31,	2023	2022
Trading securities	$11	$1
Derivatives and hedging activities	(84)	48
Instruments held under the fair value option	(11)	(56)
MPF fees, $26 and $24 from other FHLBs	33	36
Other, net	13	3
Noninterest income (loss)	$(38)	$32

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Unrealized losses from our derivatives were the primary driver of the decrease in noninterest income. The unrealized losses in our derivatives were primarily attributable to higher market interest rates in 2023 compared to 2022.

The following table details the net income effect of all of our hedging related transactions, which were recorded in the following lines in our Statements of Income.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Year ended December 31, 2023
Recorded in net interest income	$724	$554	$1	$42	$(1,526)	$(1)	$(206)
Recorded in derivatives and hedging activities	1	9	3	(3)	(2)	(92)	(84)
Recorded in trading securities	—	11	—	—	—	—	11
Recorded on instruments held under the fair value option	10	—	(1)	1	(21)	—	(11)
Total net effect gain (loss) of hedging activities	$735	$574	$3	$40	$(1,549)	$(93)	$(290)

Year ended December 31, 2022
Recorded in net interest income	$117	$(59)	$1	$2	$(208)	$—	$(147)
Recorded in derivatives and hedging activities	66	11	24	(4)	(28)	(21)	48
Recorded in trading securities	—	1	—	—	—	—	1
Recorded on instruments held under the fair value option	(74)	—	(7)	2	23	—	(56)
Total net effect gain (loss) of hedging activities	$109	$(47)	$18	$—	$(213)	$(21)	$(154)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees for 2023 decreased compared to the prior period in 2022, primarily driven by a decrease in volume in off-balance sheet MPF Loan products contributing to a decline in fee income.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Noninterest Expense

For comparisons to 2021 see Noninterest Expense on page 46 in our 2022 Form 10-K.

For the years ended December 31,	2023	2022
Compensation and benefits	$129	$117
Nonpayroll operating expenses	108	93
Voluntary Community Investment contributions	28	11
Federal Housing Finance Agency and Office of Finance	18	19
Other, net	3	4
Noninterest expense	$286	$244

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits increased primarily due to increases in salaries, severance-related expenses and pension related-expenses. We had 486 employees as of December 31, 2023, compared to 495 employees as of December 31, 2022.

Nonpayroll operating expenses increased primarily due to our planned investment in information technology, specifically applications, infrastructure, and resiliency. In addition, an impairment write-down of certain internal use software contributed to the increase in expenses.

Voluntary Community Investment contributions increased as our Board of Directors allocated additional discretionary funds in 2023 recognizing that additional funding would be beneficial in meeting community needs in affordable housing, as well as business and community development. For more information on these voluntary contributions, see Environmental, Social, and Governance on page 14.

Federal Housing Finance Agency and Office of Finance expenses consist of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs.

Other, net expenses includes net benefit costs associated with our non-qualified deferred compensation plan.

As noted in Noninterest Income on page 45, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs but also include income from other third party investors. These fees are designed to compensate us for the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. Expenses related to MPF fees earned increased primarily due to an impairment write-down of certain internal use software. The following table summarizes MPF related fees and expenses.

For the years ended December 31,	2023	2022
MPF fees earned	$33	$36
Expenses related to MPF fees earned	41	35

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements for further details.

Other Comprehensive Income (Loss)

For comparisons to 2021 see Other Comprehensive Income (Loss) on page 47 in our 2022 Form 10-K.

	For the years ended December 31,		Balance remaining in AOCI as of
For the years ended December 31,	2023	2022	December 31, 2023
Net unrealized gain (loss) available-for-sale debt securities	$(19)	$(545)	$(198)
Net unrealized gain (loss) cash flow hedges	(30)	113	72
Postretirement plans	21	2	10
Other comprehensive income (loss)	$(28)	$(430)	$(116)

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on our AFS portfolio for 2023 was primarily due to rising market interest rates and widening spreads to SOFR, partially offset by gains on our hedges driven by rising market interest rates. As these securities approach maturity, we expect the net unrealized losses in our AOCI as of December 31, 2023 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for 2023 was primarily driven by the change in market interest rates in 2023.

Postretirement plans

The gain recorded in 2023 was primarily due to an actuarial adjustment resulting from an increase in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our Statements of Comprehensive Income as of December 31, 2023 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 13 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Statements of Condition

As of	December 31, 2023	December 31, 2022
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreement to resell	$14,472	$27,548
Investment debt securities	26,405	22,134
Advances	65,306	66,288
MPF Loans held in portfolio, net of allowance for credit losses	11,410	10,160
Other, net of allowance for credit losses	791	723
Assets	$118,384	$126,853

Consolidated obligation discount notes	$28,109	$59,531
Consolidated obligation bonds	80,389	58,116
Other	1,746	1,741
Liabilities	110,244	119,388
Capital stock	3,277	2,989
Retained earnings	4,979	4,564
Accumulated other comprehensive income (loss)	(116)	(88)
Capital	8,140	7,465
Total liabilities and capital	$118,384	$126,853

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

As of December 31, 2023, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased in 2023 with the change primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

Advances

Advance balances decreased at year end 2023 compared to year end 2022, with the change primarily attributable to advances maturing with a former captive insurance company member, offset by increased advance borrowing from our depository members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our remaining advances with our former captive insurance company members continue to mature, our total advance levels may decrease. For a discussion of risks relating to our former captive insurance company members see Risk Factors on page 21. For details on our advances with our former captive insurance company members, see Note 6 - Advances to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table sets forth the current period par amount of advances outstanding for the five largest advance borrowers.

As of		December 31, 2023
BMO Bank, NA		$11,066	16.8%
The Northern Trust Company		8,505	12.9%
JPMorgan Chase Bank, NA	[a]	4,000	6.1%
The Northwestern Mutual Life Insurance Company		3,011	4.6%
Reliance Standard Life Insurance Company		2,376	3.6%
All other borrowers		37,003	56.0%
Total par value		$65,961	100.0%
a    Effective February 19, 2021, we terminated One Mortgage Partners Corp.'s (OMP) membership in connection with the FHFA rule that made captive insurance companies ineligible for FHLB membership. In December 2021, OMP merged with and into its parent company, JPMorgan Chase Bank, NA (JPM). For details on the contractual maturity terms of JPM’s advances, see Note 6 - Advances to the financial statements.

The following table presents outstanding advances by type of institution. Former members may withdraw from membership or merge with out-of-district institutions but continue to hold advances.

As of	December 31, 2023	December 31, 2022
Members
Commercial banks	$37,993	$32,367
Savings institutions	1,918	1,345
Credit unions	6,600	9,481
Insurance companies	15,273	13,122
Community Development Financial Institutions	48	46
Members total	61,832	56,361
Former members and Housing Associates	4,129	11,096
Total at par	65,961	67,457
Fair value hedging and other adjustments	(655)	(1,169)
Balance on the Statements of Condition	$65,306	$66,288

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at year end 2023 compared to year end 2022. This was primarily attributable to new acquisition volume that outpaced paydown and maturity activity. This new acquisition volume was primarily attributable to loans sold into our MPF Program due to competitive pricing offered on our products and, to a lesser extent, increased loan origination due to homebuyer demand. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

The following table presents an aging of our fixed-rate MPF Loans held in portfolio by terms of contractual maturity. Contractual maturity is determined based on the MPF Loan's amortization schedule.

As of	December 31, 2023	December 31, 2022
Due in 1 year or less	$389	$369
Due after 1 year through 5 years	1,681	1,566
Due after 5 years through 15 years	4,226	3,990
Thereafter	4,974	4,104
Total unpaid principal balance	11,270	10,029
Other adjustments, net [a]	145	136
Total mortgage loans held in portfolio	11,415	10,165
Allowance for credit losses on mortgage loans	(5)	(5)
Mortgage loans held in portfolio, net	$11,410	$10,160
a    Consists of net premiums, credit enhancement, fair value hedging, delivery commitment basis adjustments, and/or deferred loan fees. This also includes loan charge offs of $6 million at December 31, 2022.

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

•Our ability to use federal funds sold is restricted under our current policy and FHFA regulations. Specifically, we restrict these investments to short maturities and eligible counterparties as discussed in Unsecured Short-Term Investments on page 73 because such investments are unsecured. If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligation to us, these investments would not satisfy our liquidity needs and we may incur a credit loss.

•Securities purchased under agreements to resell are secured by marketable securities held by a third party custodian. If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligations to us, these investments would not satisfy our liquidity needs if the collateral pledged to secure those obligations has decreased in value. In such cases, we also may suffer a credit loss. A further explanation of our credit loss methodology with respect to these agreements is set forth in Note 8 – Allowance for Credit Losses to the financial statements and see Investment Debt Securities on page 71 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity from investing activities include interest-bearing deposits, trading debt securities, maturing advances, and maturing MPF Loans.

Liquidity from Debt

Our source of liquidity from debt is the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures
We use different measures of liquidity as follows:
Overnight Liquidity - Our overnight liquidity requirement is established by our Asset/Liability Committee. Currently, our Asset/Liability Management Policy (ALM Policy) requires us to maintain overnight liquid assets at least equal to 3.5% of total assets. Under our ALM Policy, overnight liquidity includes money market assets, reverse repurchase agreements, federal funds sold, deposits, paydowns of advances, MPF Loans with one day to maturity, and inter FHLB loans with one day to maturity. As of December 31, 2023, our overnight liquidity was $19.0 billion or 16.0% of total assets. This amount represents excess overnight liquidity of $14.9 billion over the minimum threshold of 3.5% of total assets.
Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2023, we had excess liquidity of $61.3 billion to support member deposits.

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

In an effort to satisfy our current liquidity requirements, we generally maintain increased balances in short-term or liquid investments. Depending on market conditions, the Liquidity AB may require the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see Risk Factors on page 21.

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

The following table presents the unpaid principal balance (UPB) of (1) MPF Loans held in portfolio, (2) AFS securities, and (3) HTM securities (including ABS and MBS investments), by expected principal cash flows. The table is illustrative of our assumptions about the expected cash flows of our assets, including prepayments made in advance of maturity.

	MPF Loans Held in Portfolio	Investment Debt Securities
As of December 31, 2023		Available-for Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,636	$763	$1,287
After one year through five years	4,446	6,262	198
After five years through ten years	2,836	15,237	72
After ten years	2,352	2,504	4
Total	$11,270	$24,766	$1,561

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 21.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Funding

Conditions in Financial Markets

At both its November 2023 and December 2023 meetings, the Federal Open Market Committee (FOMC) kept the target fed funds rate unchanged at a rate of 5.25-5.50%, as expected. At its January 2024 meeting, the FOMC again kept the target fed funds rate unchanged but, as expected, removed statements indicating that the committee was biased to further hikes. The FOMC also stated it would not expect to cut rates until it was confident that inflation had slowed sufficiently. In general, U.S. Treasury yields peaked in October 2023, only to fall significantly throughout the rest of 2023. According to the Department of Commerce, U.S. Gross Domestic Product increased in the third quarter of 2023, as a result of increases in consumer spending, private inventory investment, exports, state and local government spending, federal government spending, residential fixed investment and nonresidential fixed investment. The U.S. stock market was higher at the end of the fourth quarter of 2023 relative to the third quarter of 2023; the Dow Jones Industrial Average stood at 37,690 points on December 31, 2023, versus 33,508 points on September 30, 2023.

Despite passage of a stopgap funding bill to fund the government to March 2024, the U.S. continues to face a possible shutdown of the government in the future. However, historically, the threat of a government shutdown has not had a significant impact on the FHLBs’ ability to issue debt at attractive levels.

We maintained ready access to funding throughout 2023.

LIBOR and Other Benchmark Rates

In connection with LIBOR cessation on June 30, 2023, the Bank adopted SOFR as its preferred primary replacement rate for investments and advances, and updated our processes and information technology systems to support the transition from LIBOR to SOFR. Immediately after LIBOR cessation, the Bank transitioned all outstanding LIBOR-indexed instruments to reference SOFR, with the implementation of such fallback effective either immediately following June 30, 2023, or at the beginning of the instrument’s next reset period following LIBOR cessation. As of December 31, 2023, all LIBOR-indexed instruments with reset dates after June 30, 2023 reset in accordance with their terms and transitioned to a SOFR-indexed rate. As of December 31, 2023, the Bank had no variable-rate LIBOR exposure related to advances, investment securities, and derivatives.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Liquidity Analysis - Statements of Cash Flows

Our assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for their community investment activities. Our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe the cash flows from our operating and financing activities are sufficient to fund both our operating and investing liquidity needs. The following tables compare our significant cash flow activities in 2023 and 2022.

For comparisons to 2021 see Liquidity Analysis - Statements of Cash Flows on page 56 in our 2022 Form 10-K.

Net cash flows from operating activities with significant activity

For the years ended December 31,	2023	2022
Net cash provided by (used in) operating activities -
Net income	$660	$415
Net amortization (accretion)	82	350
Change in net fair value on derivatives and hedging activities	245	1,018
Change in accrued interest payable	355	124
Other	4	(133)
Net cash provided by (used in) operating activities	$1,346	$1,774
The majority of our operating cash inflows in 2023 were related to cash received from net income and clearinghouses to settle mark-to-market positions, as well as the impact of increased interest accrued on our consolidated obligation bond issuances. The majority of our operating cash inflows in 2022 were related to cash received from clearinghouses to settle mark-to-market positions and net income. In 2022 net amortization (accretion) also represents a significant adjustment to operating cash flows for noncash expense (income).

Net cash flows from investing activities with significant activity

For the years ended December 31,	2023	2022
Net cash provided by (used in) investing activities -
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$13,075	$(14,391)
Investment debt securities	(4,206)	103
Advances	1,496	(19,750)
MPF Loans held in portfolio	(1,274)	(358)
Other	(14)	(18)
Net cash provided by (used in) investing activities	$9,077	$(34,414)

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

•In 2023 our net cash outflows from investment debt securities was attributable to purchases of GSE MBS and U.S. Treasuries. In 2022 our net cash inflows from investment debt securities was attributable to a reduction in investment in U.S. Treasuries in our trading portfolio.

•In 2023 our net cash inflows for advances was attributable to advances maturing with a former captive insurance company member, offset by increased advance borrowing from our depository members. In 2022 our net cash outflows for advances was attributable to increased borrowing from our depository members.

•In 2023 and 2022 our net cash outflows for MPF Loans held in portfolio was due to new-acquisition volume that outpaced paydown and maturity activity.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Net cash flows from financing activities with significant activity

For the years ended December 31,	2023	2022
Net cash provided by (used in) financing activities -
Consolidated obligation discount notes	$(35,722)	$34,696
Net proceeds on discount note transfers with other FHLBs	4,266	—
Consolidated obligation bonds	21,097	(2,332)
Other	(65)	266
Net cash provided by (used in) financing activities	$(10,424)	$32,630

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

•In 2023 our net cash outflows for Other was primarily due to cash dividends paid and the redemption of MRCS. In 2022 our net cash inflows for Other was primarily due to proceeds from issuance of our capital stock.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2023, our consolidated obligations were rated Aaa/P-1 with a negative outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

Use of short-term debt offers us certain advantages which are weighed against the increased risk of using short-term debt. Prior to LIBOR cessation on June 30, 2023 we benefited from interest rates below LIBOR rates for our short-term debt which resulted in a positive impact on net interest income when used to fund LIBOR-indexed assets. With the transition to SOFR, to date we have seen, and we expect to continue to see, this favorable relationship continue.

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

At December 31, 2023, we had eligible assets free from pledges of $117.2 billion, compared to our outstanding consolidated obligations of $108.5 billion.

The Office of Finance has responsibility for the issuance of consolidated obligations. It also services all outstanding debt, provides us with information on capital market developments, manages our relationship with ratings agencies with respect to consolidated obligations, and prepares the FHLBs' combined quarterly and annual financial statements. The Office of Finance will allocate the proceeds from the issuance of consolidated obligations that cannot be issued in sufficient amounts to satisfy all FHLB demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, the proceeds in such circumstances will be allocated among the FHLBs pro-rata, based on the amount of each FHLB’s funding needs in four hierarchical categories, including principal and interest on payments on consolidation obligations. If funding needs in all four categories are fully satisfied, and there is additional funding available, the additional funding will be allocated based on the relative regulatory capital of each FHLB. As is the case during any instance of disruption in our ability to access the capital market, market conditions or this allocation could adversely impact our ability to finance our operations, which could thereby adversely impact our financial condition and results of operations.

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

Deposits totaled $0.6 billion at December 31, 2023, compared to $0.6 billion at December 31, 2022. All deposits are uninsured and the balance of deposits varies depending on market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, our members’ investment preferences with respect to the maturity of their investments, and our members’ liquidity. Interest-bearing demand and overnight deposits represented 80.4% and 83.5% of our deposits at December 31, 2023 and 2022, with the remaining deposits being term deposits and noninterest-bearing deposits.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

For the years ended December 31,	2023	2022	2021
Average balances of demand and overnight deposits	$689	$712	$911
Weighted-average interest rates paid on demand and overnight deposits	4.97%	2.01%	—%	[a]
Average balances of term deposits	$—	$—	$1
Weighted-average interest rates paid on term deposits	—%	—%	0.11%
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

The following table reflects the ranges of capital stock requirements permitted under our Capital Plan and requirements at year-end 2023.

Capital Plan Requirement	December 31, 2023	Ranges Permitted Under Capital Plan
% of Mortgage Assets [a]	0.40%	0.20% - 1%
Membership Stock Floor	$10,000	None
Membership Stock Cap	$5 million	$1 million - $25 million
Advances Activity Stock Requirement [b]	4.50%	4%-5%
MPF Activity Stock Requirement	2% [c]	0%-5%
Letters of Credit Activity Stock Requirement	0.10% [d]	0.10%-2%

a    The percentage of mortgage assets is used to calculate a member’s membership stock requirement.
b    The Board of Directors may adjust this percentage to as low as 2% for certain advances and has currently authorized a pool of funds available for advances that can be capitalized at 2% under the Bank’s RCAP.
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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Reduced Capitalization Advance Program

During 2023, we continued to offer our RCAP, which allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of December 31, 2023, RCAP advances outstanding totaled $14.2 billion to 98 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

The following table summarizes our risk-based capital amounts. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, as of December 31, 2023, we were adequately capitalized.

As of	December 31, 2023	December 31, 2022
Capital stock	$3,277	$2,989
Mandatorily redeemable capital stock (MRCS) recorded as a liability	83	248
Retained earnings	4,979	4,564
Total permanent capital	$8,339	$7,801
Credit risk capital	$318	$343
Market risk capital	1,374	1,030
Operational risk capital	507	413
Total risk based capital requirement	$2,199	$1,786

Excess permanent capital stock over risk based capital requirement	$6,140	$6,015

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

As of December 31, 2023	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Bank, NA	$501	14.9%	$—
The Northern Trust Company	305	9.1%	—
Alliant Credit Union	158	4.7%	—
Associated Bank, NA	143	4.2%	—
The Northwestern Mutual Life Insurance Company	135	4.0%	—
All other members	2,118	63.1%	83
Regulatory capital stock	$3,360	100.0%	$83

		December 31, 2023	December 31, 2022
Capital Stock		$3,277	$2,989
MRCS		83	248
Regulatory capital stock		$3,360	$3,237

Capital stock		$3,277	$2,989
Retained earnings		4,979	4,564
Accumulated other comprehensive income (loss)		(116)	(88)
GAAP capital		$8,140	$7,465

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
•Total retained earnings increased due to our net income less dividends paid; see Statements of Capital to the financial statements for details.

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
•Our risk-based capital is greater than or equal to 125% of the minimum amount required, as discussed in Capital Resources on page 58;
•Compliance with all of our minimum regulatory capital requirements;
•Projected compliance with each of our minimum regulatory capital requirements for the next four quarters using the most

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
recent expected case income projections; and
•Compliance with our contractual obligations under the Joint Capital Enhancement Agreement, as discussed in Joint Capital Enhancement Agreement with other FHLBs on page 63.

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

Retained Earnings and Dividend Policy

Our Board of Directors has adopted a Retained Earnings and Dividend Policy (Policy) which was last updated in December 2023. The Bank reviews the level and adequacy of its retained earnings at least annually in accordance with the Policy and the guidelines established by the FHFA. Each quarter, the Bank monitors its retained earnings compared to the retained earnings target established by the Policy when determining dividend payments.

Under the Policy, the retained earnings target has two components:

•Risk and Regulatory Retained Earnings Requirements, which determines the amount of retained earnings the Bank needs to manage risk, maintain shareholder value, and meet regulatory requirements. This requirement is the sum of credit risk, market risk, operational risk, additional exposures, and the amount necessary to maintain compliance with the Bank’s total capital requirements as set forth in FHFA regulations; and

•Desired Corridor of Retained Earnings, which determines the amount of retained earnings the Bank desires to have to maintain the scale of its services during economic downturns.

Under the Policy, we may, but are not required, to pay a dividend out of our net income (with certain adjustments as described below) and/or retained earnings, after consideration of the retained earnings target on a quarterly basis, the Board and management's assessment of the current adequacy of retained earnings, operating results, and any other factors the Board deems relevant. For these purposes, adjusted net income is net income resulting directly from certain business activities, excluding income from such activities as advance prepayments, transfers of debt to other FHLBs, voluntary contributions to affordable housing and community development, and gains or losses resulting from certain hedge practices.

Our Board of Directors declared quarterly cash dividends at annualized percentage rates per $100 of par value as presented in the below table (based on the previous quarter's earnings).

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Quarter in which dividend was declared (recorded) and paid	B1 Activity Stock		B2 Membership Stock
	Dividends	Annualized Rate	Dividends	Annualized Rate
2023
1st quarter	$45	7.13%	$3	3.06%
2nd quarter	52	7.38%	3	3.19%
3rd quarter	66	8.00%	4	5.00%
4th quarter	67	8.25%	5	5.13%
Total	$230	7.69%	$15	4.09%
2022
1st quarter	$20	5.00%	$2	2.00%
2nd quarter	22	5.13%	2	2.13%
3rd quarter	26	5.75%	3	2.38%
4th quarter	35	6.50%	2	2.75%
Total	$103	5.60%	$9	2.32%

On January 26, 2024 our Board of Directors declared an 8.75% cash dividend (annualized) for Class B1 activity stock and a 5.125% cash dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the fourth quarter of 2023. This dividend totaled $78 million (recorded as $75 million dividends on capital stock and $3 million interest expense on mandatorily redeemable capital stock) and was paid on February 15, 2024. As further discussed in Executive Summary on page 38, on January 26, 2024, the Bank also provided dividend guidance for the next two quarters.

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

Business Resiliency

In order to ensure our ability to provide liquidity and service to our members and PFIs, we have business resumption plans designed to restore critical business processes and systems in the event of a variety of business interruptions. We maintain key information systems infrastructure with vendors that have reliable and consistent data recovery capabilities as well as more optimal geographic diversity to provide a more resilient technology infrastructure. We are party to a reciprocal arrangement with the FHLB Dallas to allow members to access their deposits as well as have access to overnight advances to the extent they have collateral already in place. Our business resiliency plans are subject to periodic testing. For additional discussion of our business resiliency management program, see Item 1C. Cybersecurity, starting on page 32.

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

Member Credit Outstanding - We track total credit risk with our members. The total credit risk concentrated with members (including any successor) with 10% or more of our total member credit outstanding is as follows:

As of December 31, 2023	Total Credit Outstanding	% of Total
BMO Bank, NA	$14,160	18.0%
The Northern Trust Company	8,505	10.8%

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $66.0 billion were advances (par value) and $12.6 billion were letters of credit at December 31, 2023, compared to $67.5 billion and $10.7 billion at December 31, 2022.

	December 31, 2023			December 31, 2022
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	516	$77,291	$167,023	508	$73,625	$147,127
4	10	1,453	1,916	9	497	519
5	8	77	135	8	68	118
Total	534	$78,821	$169,074	525	$74,190	$147,764

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

MPF Loans and Related Exposures

For a description of the MPF Program see Mortgage Partnership Finance Program on page 8.

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by the borrower's equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan held in portfolio balance, our ability to recover losses from PMI, Recoverable CE Income, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. The unpaid principal balances of our conventional MPF Loans held in portfolio exposed to credit losses (which does not take into account the borrower's equity) was $10.5 billion at December 31, 2023, and $9.2 billion at December 31, 2022.

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

Setting Credit Enhancement Levels - For conventional MPF Loans held in portfolio, credit losses in an MC are first absorbed by the Bank’s First Loss Account (FLA) but, if applicable to the particular MPF product structure, we will withhold the PFI’s scheduled performance credit enhancement income payment in order to reimburse ourselves for any losses allocated to the FLA. We refer to these reimbursable credit enhancement income payments as Recoverable CE Income. If the FLA is exhausted, the credit losses are then absorbed by the PFI’s CE Amount, which is calculated by utilizing third party credit models. For further

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
details on the FLA and PFI’s CE Amount, refer to Loss Structure for Credit Risk Sharing Products on page 9 and Conventional MPF Loans Held in Portfolio on page F-31 to the financial statements.

The PFI’s credit enhancement obligation, inclusive of the CE Amount and Recoverable CE Income, as applicable, is determined by the Bank, based on documented analysis, that the Bank has a high degree of confidence that it will not bear material losses beyond the losses absorbed by the Bank’s FLA, even under reasonably likely adverse changes to expected economic conditions. Loans are assessed by third party credit models at acquisition and a credit enhancement is calculated based on credit attributes of the loans in each MC. Credit losses on a loan may only be absorbed by the PFI’s credit enhancement obligation, inclusive of the CE Amount and Recoverable CE Income, as applicable, in the MC related to the loan.

The CE Amounts and the FLA for certain conventional MPF Products held in our portfolio may be periodically reset lower for each MC after a required period of seasoning because the amount of credit enhancement necessary to maintain the risk of credit losses within our risk tolerance is usually reduced over time.
For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the MC and having a deductible initially equal to the FLA. As of December 31, 2023, and 2022, the outstanding balances of MPF Loans under the MPF Plus product with SMI coverage were $57 million and $68 million and the amounts of SMI coverage provided against losses were $1 million and $2 million. The reduction in coverage was due to the resetting of SMI policies as provided in the MPF Plus product structure. Credit losses associated with MCs for which the SMI coverage has been discontinued are incorporated into the allowance for credit losses calculation. Such credit losses were immaterial.

The following table shows the status of the credit enhancement structure on conventional MPF Loans held in portfolio. Unpaid principal balances in this table include REO, and are impacted by the credit enhancement structure of a MC. As defined, the CE Amount includes SMI on the MPF Plus product. Government Loans are excluded from the table as they are not directly credit enhanced by the PFI.

	As of December 31, 2023
Conventional MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI's CE Amount [b]
100	$47	1.93%	8.82%	2.23%
125	2,711	0.37%	2.61%	1.93%
Plus	298	2.17%	25.00%	0.49%
35	2,656	0.12%	0.67%	2.33%
Original	4,809	0.09%	0.31%	2.47%
a    For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance based CE Income from PFIs.
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

As of	December 31, 2023
WI	44%
IL	31%
All other states	25%
Total	100%

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Seller Concentration - During 2023, the top five PFIs, in the aggregate, accounted for 41% of our MPF Loans purchased and held in portfolio on our balance sheet. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

For further discussion of how concentration risks may affect us, see Risk Factors on page 21.

Mortgage Repurchase Risk - We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the years ended December 31, 2023 and 2022, we purchased and concurrently delivered $0.7 billion and $1.4 billion in unpaid principal balance of these loans to Fannie Mae. At December 31, 2023 and 2022, there were $22.0 billion and $23.4 billion of off-balance sheet MPF Xtra loans outstanding.

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

Based on the above factors, the mortgage repurchase liability recognized as of December 31, 2023 and December 31, 2022 was immaterial.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table presents various credit quality indicators of our MPF Loans Held in Portfolio.

As of	December 31, 2023	December 31, 2022
Unpaid Principal Balance
Average MPF Loans held in portfolio during the period	$10,501	$9,811
MPF Loans held for portfolio	11,270	10,023
Nonaccrual MPF Loans	22	39
Allowance for MPF credit losses	5	5
MPF credit losses charged-off	1	2

Ratio of MPF credit losses charged-off to average MPF Loans held in portfolio during the period	0.01%	0.02%
Ratio of allowance for MPF credit losses to MPF Loans held for portfolio	0.04%	0.05%
Ratio of nonaccrual MPF Loans to MPF Loans held for portfolio	0.20%	0.39%
Ratio of allowance for MPF credit losses to nonaccrual MPF Loans	22.73%	12.82%

Nonaccrual MPF Loans decreased as our delinquent loans and loans in forbearance cured or paid off.

Key Credit Quality Indicators

The following table presents our key credit quality indicators (at origination) of FICO scores and Loan-to-Value (LTV) ratios for our conventional MPF Loans. Percentages shown are based on unpaid principal balance.

As of December 31, 2023	% of Total	Current	30 Days Delinquent	60 Days Delinquent	90 Days + Delinquent
FICO Score < 620	0.1%	86.9%	5.6%	1.9%	5.6%
FICO Score 620-659	4.6%	94.9%	3.1%	0.8%	1.2%
FICO Score >=660	95.0%	99.1%	0.5%	0.2%	0.2%
No FICO Score	0.3%	99.3%	0.7%	—%	—%
Total	100.0%	98.9%	0.6%	0.2%	0.3%
Weighted average FICO score	745
LTV Ratio <=60%	15.0%
LTV Ratio > 60% to 70%	14.0%
LTV Ratio > 70% to 80%	48.0%
LTV Ratio > 80% to 90%	12.0%
LTV Ratio > 90%	11.0%
Total	100.0%
Weighted average LTV %	75.0%

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

	AAA	AA	A	Unrated	Carrying Amount
December 31, 2023
Investment debt securities-
U.S. Government & other governmental related	$—	$5,176	$—	$—	$5,176
State or local housing agency	—	8	—	—	8
FFELP ABS	—	1,957	—	—	1,957
MBS
GSE	132	19,047	—	—	19,179
Government guaranteed	—	79	—	—	79
Other	—	—	6	—	6
Total investment debt securities	132	26,267	6	—	26,405
Interest-bearing deposits	—	—	2,570	—	2,570
Federal funds sold	—	273	3,900	—	4,173
Securities purchased under agreements to resell	—	—	6,200	1,495	7,695
Total carrying amount of investments	$132	$26,540	$12,676	$1,495	$40,843

December 31, 2022
Investment debt securities-
U.S. Government & other governmental related	$—	$3,298	$—	$—	$3,298
State or local housing agency	—	8	—	—	8
FFELP ABS	—	2,304	—	—	2,304
MBS
GSE	131	16,221	—	—	16,352
Government guaranteed	—	164	—	—	164
Other	—	1	7	—	8
Total investment debt securities	131	21,996	7	—	22,134
Interest-bearing deposits	—	—	2,570	—	2,570
Federal funds sold	—	543	5,800	—	6,443
Securities purchased under agreements to resell	—	17,750	750	—	18,500
Total carrying amount of investments	$131	$40,289	$9,127	$—	$49,647

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

As of December 31,	2023					2022
	Due in one year or less	Due one through five years	Due five through ten years	Due after ten years	Net Carrying Amount	Net Carrying Amount
AFS debt securities
U.S. Government & other governmental related	$—	$1,078	$270	$677	$2,025	$2,088
State or local housing agency	3	—	5	—	8	8
FFELP ABS [a]	—	—	—	1,957	1,957	2,304
MBS [a]
GSE	—	2,202	14,695	2,142	19,039	16,185
Government guaranteed	—	—	—	55	55	115
AFS debt securities	$3	$3,280	$14,970	$4,831	$23,084	$20,700
Yield on AFS debt securities	2.96%	3.55%	3.34%	3.12%	3.32%	3.19%

HTM debt securities
U.S. Government & other governmental related	$1,180	$56	$149	$—	$1,385	$1,210
MBS [a]
GSE	—	—	5	132	137	164
Government guaranteed	—	—	—	24	24	49
Other	—	—	6	—	6	8
HTM debt securities	$1,180	$56	$160	$156	$1,552	$1,431
Yield on HTM debt securities	6.16%	2.89%	3.63%	4.43%	5.61%	4.63%
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

The credit ratings of securities purchased under agreements to resell are disclosed along with investment debt securities and unsecured short-term investments in the Investment Debt Securities table on page 71.

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

As of December 31, 2023	AA	A rated	Total
Domestic U.S.
Interest-bearing deposits	$—	$2,570	$2,570
Foreign commercial banks - federal funds sold:
Australia	—	1,000	1,000
Canada	—	2,300	2,300
Finland	273	—	273
Germany	—	150	150
Netherlands	—	450	450
Total unsecured credit exposure	$273	$6,470	$6,743

All $6.7 billion of the unsecured credit exposure in the above table represent overnight investments and $800 million in the above table were with members or former members, and their affiliates. Any amounts related to members over a 10% concentration are included in the amounts in the Member Credit Outstanding table on page 65.

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
As of December 31, 2023
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
AA	$1	$(1)	$—	$—
A	359	(295)	(43)	21
Overcollateralized liability positions -
Bilateral derivatives -
A	(610)	622	5	17
BBB	(672)	677	20	25
Cleared derivatives	(19)	—	856	837
Nonmember counterparties	(941)	1,003	838	900
Member counterparties	1	—	—	1
Total	$(940)	$1,003	$838	$901
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

•We measure and manage market exposure through five measurements: duration, convexity, curve, basis, and volatility.

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

•Basis measures the difference in yields between two related financial instruments that are affected by yield changes in different markets.

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

We utilize economic hedges to manage our duration, convexity, curve, basis, and volatility. We hedge the duration and convexity of MPF Loans held in portfolio by using economic hedges or through the use of callable and noncallable debt. Convexity risks arise principally from the prepayment option embedded in our MPF Loans held in portfolio and MBS. As interest rates become more volatile, changes in our duration and convexity profile become more volatile. As a result, our level of economic hedging activity, as discussed below, may increase resulting in an increase in hedging costs.

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

Fair Value Hedges

With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive floating rate interest payments based off of OIS or SOFR. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the qualitative hedge effectiveness method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain nonputable and putable fixed-rate advances. In the case of certain putable advances that have features not meeting shortcut requirements, the transactions are primarily hedged under a highly effective hedge relationship. In those cases, the swap counterparty can cancel the derivative financial instrument on the same date that we can put the advance back to the member.

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

Non-Residential MBS Investment Debt Securities

Our major security types, excluding Residential MBS, are based on the nature and risks of the security. These securities include, but are not limited to, the following:

•U.S. Government & other government related may consist of the sovereign debt of the United States; debt issued by government sponsored enterprises (GSE); and non-mortgage-backed securities of the Small Business Administration (SBA) and Tennessee Valley Authority.

•Federal Family Education Loan Program - asset backed securities (FFELP ABS).

•State or local housing agency obligations.

•Multi-Family MBS guaranteed by GSE.

We endeavor to manage the interest rate and prepayment risk associated with these non-MBS securities through a combination of debt issuance and derivatives.

Fair Value Hedges

We use interest rate swaps to hedge certain AFS securities to shorten our duration profile in an increasing interest rate environment. Our hedge strategy focuses on hedging the benchmark interest rate of SOFR or OIS by effectively converting fixed-rate securities into floating rate assets to reduce our exposure to rising interest rates. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the qualitative hedge effectiveness method. AFS securities are carried at fair value. The adjustment to the AFS security's carrying amount attributable to fair value changes in the benchmark interest rate for the relationship term, including partial hedge terms, is immediately recognized in interest income in our Statements of Income. Any gain or loss on these AFS securities that is not attributable to changes in the benchmark interest rate is recognized into AOCI. Changes in fair value on the derivative hedging these AFS securities in a fair value hedging relationship are immediately recognized into interest income into our Statements of Income in order to offset the fair value changes in the benchmark interest rate.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Consolidated Obligation Discount Notes

Cash Flow Hedges

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. Our hedge objective/strategy is to hedge the total net proceeds received from “rolling” forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate by entering into interest rate swap(s) to mitigate such risk. We did not use the cash flow hedge strategy for new transactions in 2023, but may elect to do so in the future. The life of the hedging relationship between the hedging instrument and the hedged item is from hedge inception until the hedge relationship ends, which is the last forecasted discount note issuance date of the hedge relationship. We are hedging the total net proceeds attributable to changes in the benchmark interest rate related to the forecasted issuance (and re-issuance) of zero-coupon fixed-rate discount notes with a three or six month tenor. We primarily use a pay-fixed interest rate swap or “swap” as the hedging instrument in which the interest rate resets every three or six months, whichever is applicable.

Consolidated Obligation Bonds

Fair Value Hedges

We endeavor to manage the fair value risk of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation bonds. For instance, when a fixed-rate consolidated obligation bond is issued, we may simultaneously enter into an interest rate OIS or SOFR swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation bond. We also hedge the benchmark rate on callable fixed-rate step-up consolidated obligation bonds at specified intervals where we own a call option(s) to terminate the consolidated obligation bond. The hedging instrument is a fixed-rate interest rate swap with a matching step-up feature that converts the callable fixed-rate step-up bond into a floating rate liability and has an offsetting call option(s) to terminate the interest rate swap. Such transactions are treated as fair value hedges. We assess hedge effectiveness primarily under the qualitative hedge effectiveness method. However, in certain cases where all conditions are met, hedge effectiveness is assessed using the shortcut method. We apply shortcut accounting to certain noncallable fixed-rate consolidated obligations.

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

	December 31, 2023		December 31, 2022
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$(112)	$(650)	$(172)	$(450)
-100 bp	(30)	(290)	(60)	(200)
-50 bp	(8)	(130)	(24)	(90)
-25 bp	(2)	(65)	(11)	(45)
+25 bp	(2)	(65)	9	(45)
+50 bp	(7)	(130)	15	(90)
+100 bp	(26)	(290)	26	(200)
+200 bp	(86)	(650)	33	(450)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table outlines our hedge activity by hedged item or economic risk exposure, hedging instrument, hedge type and notional amount by hedging activity.

As of December 31,			Notional Amount
Hedged Item/Economic Risk Exposure [a]	Hedge Type	Hedging Instrument	2023	2022
Investment Debt Securities	Fair value	Pay fixed, receive floating, interest rate swap	$21,355	$18,618
	Economic	Pay fixed, received floating, interest rate swap	1,750	—
			23,105	18,618

Advances	Fair value	Pay fixed, receive floating, interest rate swap (without options)	22,295	15,194
		Pay fixed, receive floating, interest rate swap (with options)	12,350	5,852
	Economic	Pay fixed, receive floating, interest rate swap (without options)	8	525
		Pay fixed, receive floating, interest rate swap (with options)	190	183
			34,843	21,754

MPF Loans	Economic	A combination that may include swaps, swaptions, caps, floors, futures, forward settlements and/or to-be-announced (TBA) forward contracts	429	477

Discount Notes	Economic	Receive fixed, pay floating interest rate swap	3,615	256
	Cash flow	Pay fixed, receive floating, interest rate swap	1,030	1,177
			4,645	1,433

Consolidated Obligation Bonds	Fair value	Receive fixed, pay floating interest rate swap (without options)	12,491	11,021
		Receive fixed, pay floating interest rate swap (with options)	57,902	38,943
	Economic	Receive fixed, pay floating interest rate swap (without options)	31	31
		Receive fixed, pay floating interest rate swap (with options)	1,313	1,065
			71,737	51,060

Intermediary transactions on behalf of members with counterparties	Economic	Pay fixed, receive floating, interest rate swap	13	2
Mortgage purchase commitments	Standalone	Mortgage delivery commitment	183	142
Total			$134,955	$93,486
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

Key Interest Rate Risk Exposures

•Yield curve risk - We are exposed to interest rate movements in certain yield curves, such as SOFR and OIS, which are used to discount the future cash flows attributable to our financial instruments, including derivatives. We measure our yield curve risk as follows:

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

•Basis risk - We are exposed to basis risk as the yields on different assets, liabilities and derivatives are determined on different yield curves. This includes (1) differences between the reference curve and the Office of Finance cost of funds or consolidated obligation curve; (2) changes in individual securities' spreads to the reference curve as a result of changes in supply, demand, and credit quality of different securities in the market; and (3) changes in mortgage rates relative to the reference curve. We measure our basis risk as follows:

▪Basis risk (spread to swap curve) – Change in market value for a one basis point parallel increase in the spread to the reference curve.

▪Basis risk (mortgage spread) – Change in market value for a one basis point increase in mortgage rates.

The following table summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve	Mortgage Spread
As of December 31, 2023
Advances	$(4)	$2	$—	$(5)	$—
Mortgage-backed securities	(8)	—	—	(8)	—
Interest-bearing liabilities	10	6	—	10	—
Derivatives	10	(13)	—	—	—
Total	$8	$(5)	$—	$(3)	$—

As of December 31, 2022
Advances	$(7)	$3	$—	$(10)	$—
Mortgage-backed securities	(3)	—	—	(3)	—
Interest-bearing liabilities	16	11	—	17	—
Derivatives	1	(10)	—	—	—
Total	$7	$4	$—	$4	$—

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
As of December 31, 2023, our total sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $(5) million. At December 31, 2022, our sensitivity to changes in implied volatility was $4 million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	As of December 31, 2023	As of December 31, 2022
Down 200 bps	-1.1	-1.8
Base	0.0	-0.5
Up 200 bps	0.7	0.0

As of December 31, 2023, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $390 million, and our market value of equity to book value of equity ratio was 105%, compared to $407 million and 105% at December 31, 2022. The market value of equity to book value of equity was stable despite market volatility during the year. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management uses as guidance the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” and other authoritative guidance on governance and internal control. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on these factors, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of December 31, 2023, and as a result, we did not accrue a liability. For additional information, see Note 10 - Consolidated Obligations and Note 16 - Commitments and Contingencies to the financial statements.

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

Nomination of Independent Directors

For independent directors, the members elect these individuals on a district-wide basis to four-year terms, subject to FHFA designation. Independent directors cannot be officers or directors of a Bank member, and must meet certain statutory and regulatory eligibility criteria. To be eligible to serve as an independent director, an individual must be a citizen of the United States and a bona fide resident of the district in which the Bank is located. FHFA regulations require that an independent director (other than a public interest independent director) must have experience in or knowledge of one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices and the law. In addition, the FHFA regulation requires a public interest independent director to have more than four years' experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection.

Under FHFA regulation, our members are permitted to nominate independent director candidates to be considered by the Bank to be included on the nominee slate and our Board determines the nominees after consulting with the Bank's Community Investment Advisory Council (Advisory Council). FHFA regulations permit a Bank director, officer, attorney, employee or agent and our Board and Advisory Council to support the candidacy of any person nominated by the Board for election to an independent directorship. Our Board selected independent director nominees based on their qualifications as described in each independent director's biography below.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
2023 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2023 was the election of certain member and independent directors, which occurred in the fourth quarter of 2023 as described above. We conducted this election to fill two open member directorships and three open independent directorships for 2024 as designated by the FHFA. In 2023, the nomination and election of directors was conducted electronically. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in a Form 8-K filed on October 23, 2023, as amended by a Form 8-K/A filed on December 18, 2023.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 29, 2024.

Name	Age	Director Since	Expiration of Term as of December 31,

Joseph Fazio III, Chairperson [b]	62	2017	2024
Michelle L. Gross, Vice Chairperson [a]	53	2015	2024
James T. Ashworth [a]	72	2013	2024
Kathleen Burns [d]	58	2024	2027
Mary J. Cahillane [d]	72	2011	2024
Mark J. Eppli [d]	62	2012	2025
James H. Hegenbarth [b]	60	2018	2025
Betsy A. Johnson [a]	61	2023	2026
Phyllis Lockett [d]	58	2015	2027
David J. Loundy [a]	55	2020	2027
Kevin L. Newell [c]	39	2023	2026
Michael G. O'Rourke [a]	55	2023	2026
Lois A. Scott [d]	63	2017	2027
Ty R. Taylor [b]	56	2019	2026
Kenneth D. Thompson [b]	63	2024	2027
Daniel G. Watts [a]	64	2018	2025
Maria E. Wynne [d]	66	2022	2025
Andrea L. Zopp [c]	67	2021	2024
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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Mr. Ashworth serves on the following Board committees of the Bank: Affordable Housing (Vice Chairperson), Executive & Governance and Human Resources & Compensation.

Kathleen Burns is currently the Chief Executive Officer of Aclaimant, a risk management technology company, a position she has held since 2024. She has also served as an independent board member for Aclaimant since 2020. From 2017-2023, Ms. Burns was Chief Digital Officer for Ryan Specialty Group, a specialty insurance firm (RSG); interim Chief Information Officer for RT Specialty, RSG's largest business unit, and CEO of The Connector, RT Specialty's digital marketplace. From 2006-2017, Ms. Burns was a board member and CEO of Ventiv Technology, formerly Aon eSolutions. Ms. Burns was selected to the first class of Business Insurance's “Women to Watch” and is a frequent speaker on the emerging role of technology in the insurance industry. Early in her career, Ms. Burns spent time at Marsh, Aon and Crawford & Company in various leadership roles in sales, operations and account management. Ms. Burns is a graduate of Northwestern University where she was a student athlete. The Board nominated Ms. Burns to serve as an independent director based on her knowledge of and experience in risk management practices, as indicated by her background.

Ms. Burns serves on the following Board committees of the Bank: Operations & Technology and Risk Management.

Mary J. Cahillane was Chief Financial Officer and Chief Investment Officer of the Spencer Foundation from 2003 until she retired in May 2015. She previously worked for Bank of America from 1994 to 2003, Continental Bank from 1981 to 1985 and again from 1989 to 1994 and Texas Commerce Bank from 1985 to 1989, holding a variety of senior roles in asset liability management, risk management, and finance. More specifically, Ms. Cahillane was the Head of Funding and Asset Liability Management at Continental Bank and the Chief Financial Officer for the Global Retail Bank at Bank of America. Following Bank of America's merger with NationsBank, she held the role of Deputy Treasurer of the corporation responsible for Balance Sheet Management, Pension Plan Investments, Corporate Securitizations and Structured Transactions, Rating Agency Relationships and the Parent Company Debt and Liquidity Plan. She was also the organization's first Operational Risk Executive and was a member of the organization's Management Operating Committee. Ms. Cahillane currently serves on the boards of the Arthur J. Schmitt Foundation, St. John Berchmans School, Children's First Fund, and PEAK (Partnership to Educate and Advance Kids). Until the sale of the company in October 2017, she served on the board of Forsythe Technology, Inc. and previously served on the boards of ShoreBank Corporation and ShoreBank. The Board nominated Ms. Cahillane to serve as an independent director based on her knowledge of and experience in financial management and risk management practices, as indicated by her background.

Ms. Cahillane serves on the following Board committees of the Bank: Audit, Executive & Governance, and Risk Management (Chairperson).

Mark J. Eppli is currently the Director of the Graaskamp Center for Real Estate, Wisconsin School of Business at the University of Wisconsin - Madison, a position he's held since August 2018. Dr. Eppli was previously Robert B. Bell, Sr. Chair in Real Estate at Marquette University in Milwaukee, Wisconsin from 2002 to 2018, and served as the Director of the Center for Real Estate from 2009 to 2018. He also served as Interim Keyes Dean of Business at Marquette University from 2012 to 2015. Dr. Eppli was also Assistant, Associate, and Full Professor of Finance and Real Estate in the School of Business and Public Management at The George Washington University from 1991 to 2002. He was an active instructor and author for the Urban Land Institute from 1992 to 2012. Dr. Eppli was also a Lecturer and Teaching Assistant at the University of Wisconsin-Madison from 1987 to 1991. Prior to obtaining his doctorate, Dr. Eppli pursued a career in commercial real estate, serving as Manager of Research and Investment Analysis with PM Realty Advisors from 1985 to 1986 and a Specialist in Real Estate Acquisitions at GE Capital Corporation from 1984 to 1985. Dr. Eppli is past recipient of the Greater Washington Urban League's “Volunteer of the Year,” Urban Land Institute's “Star Performer, and LISC-Milwaukee's “Navigator” awards for his efforts to attract minorities to the commercial real estate industry. He is a board member and past president of the Real Estate Research Institute and Distinguished Fellow at NAIOP, the Commercial Real Estate Development Association. The Board nominated Dr. Eppli to serve as an independent director based on his knowledge of and experience in financial management and risk management practices, as indicated by his background.

Dr. Eppli serves on the following Board committees of the Bank: Affordable Housing and Risk Management (Vice Chairperson).

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Joseph Fazio III is currently a Chairman of the Board of Directors for Bristol Morgan Bank in Oakfield, Wisconsin and Oakfield Bancorp, Inc., positions he's held since April 2023. He joined these institutions in October 2022 as a board member. Mr. Fazio was the founder, Chairman of the Board of Directors, and CEO of Commerce State Bank from 2005 to October 2022, when it was acquired by Summit Credit Union. Prior to founding Commerce State Bank, Mr. Fazio led a privately-held marketing company from 2002 to 2004, was Director of Corporate Marketing for Metavante (now FIS) from 1998 to 2002, led Personal Trust Administration for M&I Trust Company (now BMO) from 1995 to 1998, and held several management positions with IBM from 1983 to 1995. Mr. Fazio is a 1983 graduate of St. Norbert College, and in 1988 earned his master's degree from Edgewood College. He served as a member of the board of directors of the Wisconsin Bankers Association from 2013 to 2016. Mr. Fazio has served as an elected official for the City of Cedarburg and has held several city board appointments. He is the past President of the Greater Cedarburg Community Foundation and chaired the 2018 Washington County United Way Campaign. He has served on the board of non-profits such as St. Francis Borgia School, Walker's Point Youth and Family Center, and the Cedarburg Athletic Booster Club. Mr. Fazio is the Founder and Past President of the Wisconsin Chapter of the Private Directors Association, and a member of the National Association of Corporate Directors and is an NACD Board Leadership Fellow. Mr. Fazio is the author of the book, "This Might be a Dumb Question, but How Does Money Work?

Mr. Fazio serves as the Bank's Chairperson of the Board and Chairperson of the Executive & Governance Committee. He also serves as an ex officio member of the following Board committees of the Bank: Affordable Housing, Audit, Human Resources & Compensation, Operations & Technology, and Risk Management.

Michelle L. Gross has served as Executive Vice President/Chief Operating Officer, Information Systems Officer, and Director of the State Bank of Bement in Bement, Illinois since 2012 in addition to being Community Bank President of the State Bank of Bement – Monticello facility. She has worked at the State Bank of Bement since 1996 in roles with increasing responsibilities, including as Vice President & Information Systems Officer from 2008 to 2012. Ms. Gross currently serves as a director of Bement Bancshares, Inc. in Bement, Illinois. She is a former director at the State Bank of Cerro Gordo in Cerro Gordo, Illinois and The First National Bank of Ivesdale in Ivesdale, Illinois. Ms. Gross is active in a variety of community service organizations and with the Illinois Bankers Association. Through the Illinois Bankers Association, Ms. Gross has served on a number of committees and is a past chairperson. Ms. Gross is also active in the Community Bankers Association of Illinois. She serves on the Board of Directors of Kirby Medical Center and is a member of its Executive Committee as well as serving as Treasurer. She also serves as Chairman of the Bement Foundation. Ms. Gross is a graduate of the Graduate School of Banking in Madison, Wisconsin, and earned a Bachelor of Science from Western Illinois University.

Ms. Gross serves as the Bank's Vice Chairperson of the Board and Vice Chairperson of the Executive & Governance Committee. Ms. Gross also serves on the following Board committees of the Bank: Audit and Human Resources and Compensation (Chairperson).

James H. Hegenbarth is a bank executive who has been in the industry since 1985 and is currently serving as Market President of Greenwoods State Bank in Lake Mills, Wisconsin. He served as President/CEO and Board member of Park Bank, Madison, WI, from August 1991 to January 2024. Under his guidance, the bank grew from $80 million to $1.5 billion in assets. Prior to Park Bank, Mr. Hegenbarth was employed by First Bank N.A. (now US Bank). Mr. Hegenbarth was recognized as the Wisconsin Bankers Association (WBA) Banker of the Year for 2020. He has served on the WBA Board of Directors and Government Relations Committee, the American Bankers Association FHLB Committee, American Family Children's Hospital at University of Wisconsin Board, and held numerous other leadership positions on non-profit and civic organizations in the Dane County, Wisconsin area. Mr. Hegenbarth is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison, and earned his undergraduate degree in Economics from the University of Wisconsin -Madison.

Mr. Hegenbarth serves on the following Board committees of the Bank: Executive & Governance, Human Resources & Compensation (Vice Chairperson), and Risk Management.

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

Ms. Johnson serves on the following Board committees of the Bank: Human Resources & Compensation and Operations & Technology (Vice Chairperson).

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

David J. Loundy has served as Chairman and CEO of Devon Bank headquartered in Chicago, Illinois since 2012. Mr. Loundy also serves as Chairman of Devon Bank’s holding company (Devon Bancorp, Inc.), Founder and Managing Member of Devon Bank’s investment pool affiliates (Abraham’s River, LLC; and The Acheron Cash Fund, LLC; and their manager, 650 Asset Management LLC) and Chairman of Devon Bank’s “sponsored” public charity, The Loundy Charitable Foundation. Prior to joining Devon Bank in 2003, Mr. Loundy practiced intellectual property and computer law and served as an adjunct professor (LLM and MBA programs) and law school administrator. He has over 100 publications in his name ranging from columns in trade publications to a law school casebook (Computer Crime, Information Warfare & Economic Espionage). Mr. Loundy is a board member of the Community Bankers Association of Illinois (CBAI), and is a board member of the CBAI’s subsidiary Community BancService Corporation, and he serves on CBAI's Innovation Committee. He has been a board member or endowment board member for a number of community and religious organizations. He is also a frequent writer and speaker internationally on religion-based financing and mortgage financing issues. Mr. Loundy earned a Bachelor of Arts in Telecommunications from Purdue University and a Juris Doctorate from the University of Iowa, both with distinction.

Mr. Loundy serves on the following Board committees of the Bank: Audit (Vice Chairperson), Executive & Governance, and Operations & Technology.

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

Mr. Newell serves on the following Board committees of the Bank: Affordable Housing and Operations & Technology.

Michael "Mick" G. O’Rourke has served as President and CEO of Signature Bank in Chicago, Illinois since 2006. Mr. O’Rourke has more than 30 years of experience in the banking industry, including serving as Executive Vice President of Associated Bank and previous positions at LaSalle Bank N.A. and American National Bank. Mr. O’Rourke is also the current Treasurer of the Western Golf Association/Evans Scholar Foundation, and serves as a director for several organizations, including St. Angela School, Granada Insurance, American Ireland Fund, and Chicagoland Chamber of Commerce. He also has served as Chairman of the Board of St. Patrick High School and a director of the Illinois Banker Association and Navy Pier. He was previously a Director of Schawk, Inc. (SGK) and Lancer Insurance. Mr. O'Rourke has a bachelor's degree from Marquette University and a master's degree from Loyola University in Chicago.

Mr. O'Rourke serves on the following Board committees of the Bank: Operations & Technology and Risk Management.

Lois A. Scott has served as President of Epoch Advisors since 2015. From 2011 to 2015, Ms. Scott served as the Chief Financial Officer for the City of Chicago, the first woman to ever serve in that capacity. In 2011, Ms. Scott co-founded and chaired the Municipal CFO Forum with the Harris School of the University of Chicago. She now chairs the Advisory Board of the Program for Excellence and Equity in Public Finance at Milken Institute. From 2002 to 2011, Ms. Scott was Chief Executive Officer of a financial advisory firm that served large corporate and governmental clients. Prior to that, she served as President and Vice

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Chair of a technology company that provided a family of services to schools. Ms. Scott started her career at First Chicago (now JPMorgan), where she was responsible for governmental, healthcare and higher education clients in an eight-state region. She also worked for Bank of America, Donaldson Lufkin & Jenrette and chaired the Management Committee of the Export-Import Bank of the U.S., after serving as a White House Fellow. From 2015 to August 2017, Ms. Scott served as a director on the board of MBIA, Inc. She served as Vice Chair and Audit Committee Chair of the Chicago Stock Exchange, where she was a director from 2016 to 2018 prior to its sale to the New York Stock Exchange. She currently serves on the board of the Kroll Bond Rating Agency, Enwave Energy, and GreenGas USA. Ms. Scott has served on the board of numerous nonprofit organizations focused on educational opportunity, economic empowerment, leadership development, and sustainable finance practices. The Board nominated Ms. Scott to serve as an independent director based on her knowledge of and experience in accounting and financial management practices, as indicated by her background.

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

Kenneth "Ken" D. Thompson has been the President/CEO of Capitol Bank since 2003 and Chairman since 2018. Mr. Thompson has been in the Madison, Wisconsin banking industry for over 35 years, including 10 years at M&I Bank, before helping to start and grow Capitol Bank. Mr. Thompson served as a Director and past Chair of the Wisconsin Bankers' Association (2016-2022) and director of the Realtors Association of South -Central Wisconsin (2003-04). He has also served on the boards of a variety of local non -profits including Agrace HospiceCare, Inc. (since 2010, presently Chairperson), American Family Children's Hospital, Catholic Charities and the Breakfast Optimist Club of Madison. He currently serves on the boards for Hy Cite Enterprises and Extreme Engineering Solutions, Inc. Mr. Thompson holds a Bachelor of Business Administration degree from UW-Stevens Point (1983) and earned his EMBA from UW-Madison (1997). He also completed the Graduate School of Banking in Madison (2004) and is a graduate of Leadership Greater Madison (1996).

Mr. Thompson serves on the following Board committees of the Bank: Affordable Housing and Audit.

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

Mr. Watts serves on the following Board committees of the Bank: Affordable Housing (Chairperson), Audit, and Executive & Governance (Alternate).

Maria E. Wynne currently serves as a board member and membership committee chair of the National Association of Corporate Directors’ Chicago chapter. Most recently, from 2014 to 2023, Ms. Wynne led a transformation as CEO of Leadership Greater Chicago, a civic leadership development organization. From 2008 to 2013, Ms. Wynne served as CEO for Girl Scouts of Greater Chicago and Northwest Indiana, where she helmed a merger consolidating seven independently operated entities into the largest council in the nation. She has also served as a former technology and marketing executive at Microsoft (2003-2008) and Xerox (1998-2003), leading national sales and marketing organizations and significant P&Ls. She has served as president of Goodman Theatre's board of trustees (2020-2023) and as board treasurer for P33 (2020- present), an organization focused on steering Chicago to prominence as a tier-one technology city. She is also a multi-year member of The Economic Club of Chicago, The Chicago Network, The Chicago Club, and The Commercial Club of Chicago. Ms. Wynne is the recipient of the Latino Leaders Magazine's 2022 Maestro of Entrepreneurship Award and has been honored by Crain's Chicago Business multiple times, including as one of their 2019 Notable Women Executives of Color and in 2019's Who's Who in Chicago Business. She was also selected by Chicago United to join their 2023 Business Leaders of Color cohort and co-chaired Mayor Lightfoot's transition committee. She earned her MBA from Northern Illinois University and her bachelor's degree from North Central College and has continued her executive education at Harvard Business School, Northwestern's Kellogg School of Management, and the Center for Creative Leadership.The Board nominated Ms. Wynne to serve as an independent director based on her knowledge of and experience in financial management, organizational management and project development, as indicated by her background.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Ms. Wynne serves on the following Board committees of the Bank: Human Resources & Compensation and Operations & Technology

Andrea L. Zopp is an accomplished executive, board member, and civic leader. She has served as Managing Partner at Cleveland Avenue in Chicago, Illinois since 2021. At Cleveland Avenue, Ms. Zopp leads the organization’s work investing in and supporting minority and women entrepreneurs and their companies. Ms. Zopp also currently serves as a director of Relativity, a global e-discovery and data management software company and as a director of Intelligent Growth Solutions, a Scotland based manufacturer of vertical farms and related technology. Ms. Zopp previously served as a director of Empowerment and Inclusion Capital Corp (NYSE: EPWR), a special purpose acquisition company from 2021 to 2022. From 2017 to 2020, Ms. Zopp was Chief Executive Officer and President of World Business Chicago, where she led an economic development organization focused on business recruitment, expansion and support and job creation. From 2016-2017, Ms. Zopp served as Deputy Mayor, Neighborhood Development and Community Engagement for the City of Chicago and from 2010-2015, she served as President and CEO of the Chicago Urban League, a 100-year-old non-profit that works for economic, educational and social progress for African Americans. She is an experienced business leader and attorney with significant transaction, litigation, and human capital experience serving as a trusted advisor to the CEO and executive teams at three publicly traded companies. Ms. Zopp holds a BA in History of Science from Harvard College and a J.D. from Harvard Law School, and she served on the Harvard Alumni Association Board and the Board of the Chicago Chapter of the Harvard Alumni Association. The Board appointed Ms. Zopp to serve as a public interest independent director based on her experience in representing community interests in credit needs and housing, as indicated by her background.

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

Audit Committee Report

March 7, 2024

The Audit Committee is composed of seven non-executive directors, two of whom are non-member directors, and operates under a written charter adopted by the Board of Directors that was last amended on March 9, 2023. Our Board of Directors determined that all Audit Committee members (Directors Scott, Loundy, Fazio, Cahillane, Gross, Taylor, Thompson, and Watts) are “Audit Committee financial experts” for purposes of SEC requirements. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2023 and currently, is not independent as they are officers or directors of member institutions which do business with the Bank, with the exception of Directors Scott and Cahillane, who do not serve as officers or directors of a Bank member. Under Federal Housing Finance Agency (FHFA) regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Director Independence on page 119.

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

In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to the Bank. For lead and concurring partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of the Bank’s lead audit partner pursuant to this rotation policy involves a meeting between the Chairperson of the Audit Committee and the candidate for the role, as well as discussion by the full Audit Committee and management. Our current lead partner started working on our engagement in 2023.

Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the appointment of PwC as the Bank's independent registered public accounting firm for 2024.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 12 times during 2023, and has regular executive sessions with key executives as well as internal and independent auditors.

In this context, prior to their issuance, the Audit Committee reviewed and discussed the quarterly and annual earnings releases, financial statements (including the presentation of non-GAAP financial information) and disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including significant accounting policies and judgments) with management, the Bank’s internal auditors and PwC. The Audit Committee also reviewed the Bank’s policies and practices with respect to financial risk assessment, as well as its processes and practices with respect to enterprise risk assessment and management. The Audit Committee discussed with PwC matters required to be discussed by the applicable requirements of the PCAOB and the Securities and Exchange Commission. The Audit Committee has also received the written disclosures and the letter from PwC required by the applicable requirements of the PCAOB regarding PwC’s communications with the Audit Committee concerning independence, and has discussed with PwC its independence [Item 407(d)(3) of Reg. S-X]. The Audit Committee met with PwC and with the Bank’s internal auditors, in each case, with and without other members of management present, to discuss the results of their respective examinations, the evaluations of the Bank’s internal controls and the overall quality and integrity of the Bank’s financial reporting. Management represented to the Audit Committee that the Bank's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Based on the reviews and discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2023, for filing with the Securities and Exchange Commission.

As of the date of filing for this Annual Report on Form 10-K, the members of the Audit Committee are:

Lois A. Scott, Chairperson
David J. Loundy, Vice Chairperson
Mary J. Cahillane
Michelle Gross
Ty R. Taylor
Kenneth Thompson
Daniel G. Watts
Joseph Fazio III (ex officio)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 29, 2024:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Michael A. Ericson	52	President and Chief Executive Officer	2005
Christian Claffy	46	Executive Vice President, Group Head, Member Support and Strategy	2010
Kim Cullotta	54	Executive Vice President, Group Head, People, Culture, and Communications	2011
Virxhini Gjonzeneli	42	Executive Vice President and Chief Financial Officer	2003
Thomas H.W. Harper [a]	58	Executive Vice President, General Auditor	2005
Carolyn Jaw	41	Executive Vice President, Group Head, Sales, Strategy, and Solutions	2004
Michelle Jonson	50	Executive Vice President and Chief Risk Officer	2000
Samuel J. Nicita	63	Executive Vice President and Chief Information Officer	2008
John Stocchetti	67	Executive Vice President, Group Head, Mortgage Partnership Finance Program	2006
Cedric D. Thurman	59	Executive Vice President, Group Head, Community Investments and Diversity, Equity and Inclusion	2018
Laura M. Turnquest	59	Executive Vice President, General Counsel and Corporate Secretary	2004
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

John Stocchetti has been with the Bank since 2006 and is currently Executive Vice President and Group Head, Mortgage Partnership Finance Program, a responsibility he assumed in January 2014. From May 2008 to January 2014, Mr. Stocchetti was Executive Vice President and Group Head, Products and Operations (formerly Products, Operations, and Technology), where he led a number of initiatives to upgrade, re-organize, and re-engineer the Bank’s operations and technology. Mr. Stocchetti served as Senior Vice President, Project Premier Director of the Bank from 2006 to 2008, where he led the effort to implement an enterprise-wide systems platform that is now the Bank's main operating platform. Prior to joining the Bank, Mr. Stocchetti served in several positions from 2004 to 2006, including Chief Financial Officer, at Ritchie Capital Management, LLC, a multi-strategy hedge fund. Previously, Mr. Stocchetti served in various capacities from 1997 to 2004, including CEO, with Learning Insights, Inc., an e-learning internet company. From 1995 to 1997, Mr. Stocchetti was a Senior Vice President with NationsBank where he was the head of interest rate derivatives operations on a global basis and the Chief Operating Officer of NationsBank Financial Products, a AAA-rated derivatives company. From 1978 to 1995, Mr. Stocchetti was with Continental Bank in Chicago, IL where he held various positions, the latest of which was as a Managing Director of Derivative Products. Mr. Stocchetti holds a Masters of Business Administration from the University of Chicago and earned a Bachelor of Science in economics from the University of Illinois at Chicago. Mr. Stocchetti served as an adjunct professor at the Illinois Institute of Technology where he taught classes for six years in the graduate level Financial Markets and Trading program.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2023 named executive officers (NEOs): Michael A. Ericson, President and CEO; Virxhini Gjonzeneli, Executive Vice President & Chief Financial Officer; Michelle Jonson, Executive Vice President & Chief Risk Officer; John Stocchetti, Executive Vice President & Group Head, Mortgage Partnership Finance Program; and Laura M. Turnquest, Executive Vice President, General Counsel & Corporate Secretary.

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

•Fulfil our mission of providing funding to members and support for their community investment-related activities;

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

The FHFA has issued a rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBs (12 CFR Part 1230). Among other things, the rule addresses the authority of the FHFA Director to: review the compensation arrangements of named executive officers of the FHLBs and to prohibit an FHLB from providing compensation to any named executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

The FHFA has also issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive's incentive-based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the FHLB's Board of Directors should promote accountability and transparency in the process of setting compensation. In 2020 and 2023, the FHFA provided the FHLBs further guidance to supplement these principles and to clarify its expectations regarding certain statutory and regulatory provisions relevant to executive compensation. Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the right to prohibit or limit golden parachute payments under certain conditions as described in Severance Arrangements on page 105.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The HR&C Committee has established a risk review framework in connection with its review and approval of incentive compensation plan requirements and goals, risks, and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to our Operations and Technology Committee and the Risk Management Committee of the Board of Directors evaluating certain risk principles against the requirements and goals, risks, and payouts associated with our short-term, deferred and long-term incentive compensation plans, and evaluating whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Bank. The HR&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for 2023 and 2024 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the HR&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the HR&C Committee reviews comparable market compensation information. We participated in the 2022 Federal Home Loan Bank System Key Position Compensation Survey. This survey, conducted by Kathy Reimer Compensation Consulting, outlines executive and non-executive compensation information for various positions across all 11 FHLBs.

We also engaged McLagan, part of Aon plc, a compensation consultant, to conduct the 2022 Executive Compensation Benchmarking survey, a broad-based compensation survey that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards, current salary rate and total compensation. The survey compared executive officer compensation against three peer groups: (1) other FHLBs, (2) commercial banks (excluding certain large investment banks), and (3) named executive officers from publicly traded financial institutions with $10 billion to $20 billion in assets. McLagan reviewed the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviewed the surveys with our HR&C Committee.

The information obtained from the 2022 Federal Home Loan Bank System Key Position Survey and the 2022 McLagan Executive Compensation Benchmarking survey (together, Compensation Surveys) was considered by the Board of Directors, the HR&C Committee, and our President and CEO, as appropriate, when making compensation decisions for 2023.

Elements of Our Compensation Program

On an annual basis, the HR&C Committee reviews the components of our NEO compensation: salary, short- and long-term/deferred incentive compensation, matching bank contributions, severance benefits, and projected payments under our retirement plans.

Base salary is included in our NEO compensation package because the HR&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. During 2023 none of our executives received perquisites in excess of $10,000 in annual value, except our President and CEO (as further described in the Summary Compensation Table).

Performance based compensation is split between our short-term and long-term/deferred cash incentive award opportunities, providing incentive for our NEOs to pursue particular business objectives consistent with the overall business strategies and risk management criteria set by our Board of Directors. The plans for our NEOs, although designed to reward both overall Bank performance and individual performance, are heavily weighted toward overall Bank performance.

In determining executive compensation, we have not had to consider federal income tax effects on the Bank because, by statute, we are exempt from federal income taxation.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

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

The HR&C Committee reviews Mr. Ericson's performance annually and following its review for the 2022 calendar year, the HR&C Committee recommended that the Board increase Mr. Ericson's base salary from $900,000 to $975,000, effective January 1, 2023, after considering his performance and accomplishments during 2022 and the overall competitive market data from the Compensation Surveys, which brings Mr. Ericson's base salary to just below the 50th percentile of the base salaries paid to other FHLB presidents.

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

For a description of Mr. Ericson’s post-termination compensation payable under the Employment Agreement, see Severance Arrangements on page 105.

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

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the HR&C Committee; it set Mr. Ericson’s base salary at $975,000 as described above.

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the HR&C Committee. In setting base salaries for 2023, Mr. Ericson and the HR&C Committee generally considered competitive market data from the Compensation Surveys and individual performance, including the attainment of personal goals. The HR&C Committee and Mr. Ericson determined that the compensation guideline for base salaries for NEOs (other than the President and CEO) should generally target the 75th percentile of the base salaries paid to senior executives serving in similar positions at the other FHLBs. Due to the complex nature and operations and geographic market of the Bank relative to the other FHLBs and the importance of retaining key members of the executive management team, and the tenure of our NEOs, salaries for certain NEOs may be targeted above the 75th percentile.

Ms. Gjonzeneli received a 27.47% increase in base salary effective with her promotion to Chief Financial Officer in January 2023, which increases her base salary from $341,250 to $435,000, and brings her base salary slightly below the 25th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects her individual performance, tenure and experience. Ms. Jonson received a 4.98% increase in base salary for 2023 from $459,900 to $482,800, which maintains her base salary above the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects her individual performance, tenure, and experience. Mr. Stocchetti received a 4.55% increase in base salary for 2023 from $660,941 to $691,000, which maintains his base salary above the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his job compared to those serving in similar positions at the other FHLBs, his individual performance, and tenure. Ms. Turnquest received a 4.97% increase in base salary for 2023 from $454,137 to $476,700 which maintains her base salary above the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects her individual performance, tenure, and experience. The new base salaries for these NEOs (except Ms. Gjonzeneli) became effective February 1, 2023; Ms. Gjonzeneli’s base salary became effective January 1, 2023 when she became Chief Financial Officer of the Bank.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

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

The Incentive Plan establishes two performance periods. Incentive Plan participants may earn an annual award following a one-year performance period (an Annual Award) and may receive a deferred award following a three-year deferral period (a Deferred Award). For each performance period, the Board will present an opportunity to Incentive Plan participants to earn a total award (an Incentive Award), which is composed of the Annual Award and the Deferred Award, equal to a percentage of each Incentive Plan participant’s annual base salary at the end of the performance period for the Annual Award. After the end of a performance period, the Board will determine the total Incentive Award of the President and CEO, and the HR&C Committee will determine the total Incentive Award of each other Incentive Plan participant, based on the achievement of the Performance Requirements at a "minimum", "target", or "maximum" level. As approved by the Board (for the President and CEO) and HR&C Committee (for the other NEOs) for the 2023 - 2026 performance period, the Incentive Award may range from 40% to 80% of base salary for NEOs other than the President and CEO and from 60% to 100% of base salary for the President and CEO. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results. The Annual Award will be equal to 50% of the Incentive Award and the Deferred Award will be equal to 50% of the Incentive Award (subject to adjustment based upon achievement of certain Performance Requirements) and will be deferred during the three-year deferral period. The HR&C Committee (or the Board in the case of the President and CEO) may, to the extent it deems appropriate in its sole discretion make awards or adjust awards, including making no awards, to reflect: (1) any extraordinary event, (2) individual performance that is not captured in the Performance Requirements, or (3) other significant changes which may have occurred during the performance period which alter the basis upon which the Performance Requirements were determined, or otherwise.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The Performance Requirements for the 2023 Annual Awards and applicable weighting for each requirement are as follows:

	Performance Requirements	Weighting for NEOs other than CRO	Weighting for Chief Risk Officer (CRO)
A
Adjusted annual GAAP net income as compared to the Bank’s operating plan at 12/31/2023. Adjusted net income means annual GAAP net income adjusted by 1) subtracting total 2023 advance prepayment fees net of related hedge costs adjusted only to exclude net amounts that would have occurred after 2022 had there been no prepayment,
2) subtracting total 2023 prepayment fees on DUS bonds net of related hedge costs and net of interest planned in 2023, 3) subtracting the product of (a) the monthly change in average three-month SOFR from the Bank’s operating plan average and (b) the average plan total capital, 4) removal of hedge ineffectiveness, 5) accelerated amortization of concession fees on called unswapped COs, net of the AHP assessment, and 6) adjusting for any other material, unusual events or significant uses of current income for members outside of the plan.
		15.00%	12.50%
B	Selected Bank operating expenses compared to amounts budgeted. (Excluded expenses include amortization/depreciation, Community Investment voluntary programs, and MPF master servicing/custody and external quality control expenses.)	15.00%	15.00%
C	As of 12/31/2023, the year to date average advances outstanding to all members (including housing associates and excluding former members with advances still outstanding).	15.00%	10.00%
D	As of 12/31/2023, the year to date average advances outstanding to all members and housing associates under the CFI asset threshold.	5.00%	5.00%
E	As of 12/31/2023, the volume delivered on MPF Traditional products on balance sheet.	5.00%	5.00%
F	The number of products used by members in 2023. This is calculated by dividing the number of product classes used by members, by the number of members. "Members" are members as of December 31, 2023. The four product classes are: Advances (including Community Investment Cash Advance (CICA) advances), Letters of Credit, MPF (any product), and Community Investment (AHP, DPP, other voluntary grants).	5.00%	5.00%
G	Complete 2023 deliverables for Bank’s operations and technology roadmap projects.	20.00%	25.00%
H	Interview a diverse slate of qualified candidates for a percentage of externally posted open positions or hire a diverse candidate.	10.00%	10.00%
I	Employee participation in Diversity, Equity, and Inclusion (DEI) training relating or leadership role in an employee resource group, working group, or engagement team.	10.00%	12.50%

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The minimum, target and maximum achievement levels for each Performance Requirement for the 2023 Annual Awards (which awards are reflected in the Summary Compensation Table) along with 2023 results and the actual weighted achievement (as a percentage of base salary) are set forth in the following table:

					Actual Weighted Incentive Award as % of Salary for
Requirement	Minimum	Target	Maximum	2023 Results	President [a]	Chief Risk Officer [b]	All Other NEOs [b]
A	$(50.0) million	$0	$50.0 million	$170.7 million	15.00%	10.00%	12.00%
B	2.00%	-0.75%	-5.00%	-5.15%	15.00%	12.00%	12.00%
C	$44.9 billion	$52.7 billion	$59.5 billion	$74.2 billion	15.00%	8.00%	12.00%
D	$6 billion	$6.9 billion	$8.2 billion	$10.71 billion	5.00%	4.00%	4.00%
E	$1.38 billion	$1.66 billion	$1.94 billion	$2.18 billion	5.00%	4.00%	4.00%
F	1.70 products	1.77 products	1.84 products	1.95 products	5.00%	4.00%	4.00%
G	12 points	16 points	18 points	16 points	16.00%	15.00%	12.00%
H	75% of externally posted positions	85% of externally posted positions	90% of externally posted positions	98% of externally posted positions	10.00%	8.00%	8.00%
I	70% of total employees completed	75% of total employees who completed	90% of total employees who completed	91% of total employees who completed	10.00%	10.00%	8.00%
Total Actual Incentive Award as a % of Salary [c]					96.00% [d]	75.00%	76.00%[d]

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
c    50% of the Incentive Award achieved is the Annual Award, which is payable at the end of 2023, and 50% of the Incentive Award is the Deferred Award, which is payable at the end of the 2024-2026 deferral period.
d    The Board began with an award opportunity of 96% for Mr. Ericson. After considering Mr. Ericson's individual performance, the Board increased the Incentive Award to 100% of his base salary.The HR&C began with an award opportunity of 76% for each of Mr. Stocchetti and Ms. Turnquest. After considering Mr. Stocchetti’s individual performance, the HR&C decreased the Incentive Award to 68.4% of his base salary. After considering Ms. Turnquest’s individual performance, the HR&C increased the Incentive Award to 80.2% of her base salary.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Performance Requirements for Deferred Awards

2021-2023 Deferred Award (Earned for 2023)

The performance results and weighted achievement for the 2021-2023 Deferred Award (as a percentage of the initial deferred portion of the Incentive Award achieved for the 2020-2023 performance period) are set forth in the following table. This Deferred Award was earned in 2023 and is reflected in the Summary Compensation Table.

2021-2023 Performance Requirement Results	Actual Weighted Deferred Award as % of Deferred Award [a]
Ratio of the market value of equity to par value of the Bank’s capital stock as of 12/31/23 is 256%.	41.67%
Maintained the three minimum regulatory capital ratios at each month end through 12/31/23.	41.67%
Maintained positive quarterly net income during 2021, 2022, and 2023.	41.66%
Deferred Award as a % of the Initial Deferred Portion of the Incentive Award Achieved for the 2020-2023 Performance Period [b]	125.00%
a    The percentages shown above represent the actual achievement, which equates to an opportunity percentage ranging from 75% to 125% of the initial deferred portion of the Incentive Award achieved for the 2020-2023 performance period (which includes interpolated amounts where performance fell between the achievement levels), multiplied by the applicable weighting for each requirement. All conditions for payment of the 2021-2023 Deferred Award were satisfied and the maximum levels were achieved for each Performance Requirement.
b    The 2021-2023 Deferred Award is part of the Incentive Award achieved for the 2020-2023 performance period. 50% of the Incentive Award achieved is the Annual Award, which was earned in 2020, 50% of the Incentive Award achieved is the Deferred Award, which is payable following the end of 2023, and reflected in the Summary Compensation Table.

2024-2026 Deferred Award (Part of 2023 Incentive Award)

The minimum, target, and maximum achievement levels for each Performance Requirement for the Deferred Award for the 2024-2026 deferral period, along with the applicable weightings for each requirement are set forth in the following table:

	Performance Requirements	Weighting for all NEOs [a]	Minimum	Target	Maximum
A	Ratio of the market value of equity to par value of outstanding capital stock as of 12/31/26.	33.34%	>100%	>105%	>150%
B	Maintain two monthly and one quarterly minimum capital ratios through 12/31/2026 (84 in total).	33.33%	80 capital requirements	83 capital requirements	84 capital requirements
C	Maintain positive quarterly net income during 2024, 2025, and 2026.	33.33%	In 10 of 12 quarters	In 11 of 12 quarters	In all 12 quarters

a    If the composite Safety and Soundness exam rating remains the same as the level at 12/31/22 or improves during 2024, 2025, or 2026, the Deferred Award paid will be at 100% of applicable weighting for each Performance Requirement above. If the composite Safety and Soundness exam rating declines during any of 2024, 2025, or 2026 from the level at 12/31/22 then the calculation based on actual achievement of the Performance Requirements for the Deferred Awards will reflect a reduction of 33% in the weightings of each Performance Requirement above.

The HR&C Committee may, in its discretion, reduce or eliminate an Annual Award or a Deferred Award for any applicable performance period under any of the following circumstances: (1) the Bank receives the lowest or second-lowest cumulative rating in its FHFA examination in any calendar year in a particular performance period; (2) the Board determines that a material safety and soundness problem has occurred, or a material risk management deficiency exists at the Bank, or if (a) operational errors or omissions result in material revisions to the Bank’s financial results, information submitted to the FHFA, or to data used to determine Incentive Awards, (b) submission of material information to the Securities and Exchange Commission, the Office of Finance, or the FHFA is materially beyond any deadline or applicable grace period, or (c) the Bank fails to make sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, or other supervisory findings; (3) a Deferred Award may be reduced for each year during the deferral period in which the Bank has negative net income; or (4) with respect to an individual Incentive Plan participant only, (a) such Incentive Plan participant's job performance was not satisfactory with respect to their established personal goals or the Bank’s core competencies either during a performance period or at the scheduled time of an Incentive Award payment, (b) such Incentive Plan participant becomes subject

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

to any disciplinary action at the scheduled time of an Incentive Award payout, or (c) such Incentive Plan participant fails to comply with regulatory requirements or standards, internal control standards, the standards of his or her profession, any internal Bank standard, or fails to perform responsibilities assigned to such Incentive Plan participant under the Bank’s strategic business plan. The amount of the Deferred Award may increase or decrease based on the level of achievement of the Performance Requirements during the deferral period. For the 2023 - 2026 performance period, the amount of the Deferred Award as approved by the Board for each participant can range from 75% to 125% of the initial deferred portion of the Incentive Award as determined at the end of the initial performance period. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results.

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

See President and Executive Team Incentive Compensation Plan on page 101 for the awards made to the NEOs under this plan.
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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

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

The Employment Agreement specifies that the HR&C Committee may in its discretion reduce or eliminate any incentive compensation amounts in item (3) above for certain circumstances as more fully set forth in the Incentive Plan, and as summarized in Performance Requirements for Deferred Awards on page 104.

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

We participate in the Pension Plan, a multiple employer, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's consecutive five-year average highest earnings, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2023, the limitation on annual earnings was $330,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $265,000 in 2023.

The formula for determining the normal retirement annual benefit for employees depends on an employees date of hire. For employees hired prior to January 1, 2010, the formula is 2.25%, multiplied by the number of years of the employee's credited service, multiplied by the employee's consecutive five-year average highest earnings. For employees hired prior to 2010, an employee's retirement benefit vests 20% per year beginning after an employee has completed two years of employment, but is completely vested at age 65 regardless of completed years of employment. Normal retirement age is 65, but a reduced benefit may be elected in connection with early retirement beginning at age 45. All of the NEOs, except Ms. Gjonzeneli, are currently eligible for the early retirement benefit. We also provide health care and life insurance benefits for retired employees of which

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

they pay 50% of the total Bank premium for each benefit.

Savings Plan Benefits

The Federal Home Loan Bank of Chicago 401(k) Plan (the Savings Plan) is a tax-qualified, defined contribution savings plan that we established effective January 15, 2020. Prior to January 15, 2020, our eligible employees had the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC Plan), a tax-qualified multiemployer defined contribution savings plan. For our active and eligible employees, the Savings Plan replaced the Pentegra DC Plan on and after January 15, 2020. Under the Savings Plan, employees, including our NEOs, may contribute up to 50% of regular earnings on a before-tax basis to a 401(k) account or on an after-tax basis to a Roth Elective Deferral Account or a regular account. In 2023, for employees who have completed one year of service, the Bank matches a portion of the employee's contribution to the Savings Plan (50% for employees with three years of service or less, 75% for employees with more than three years of service but less than five years of service, and 100% for employees with five or more years of service). For 2023, our matching contribution was limited to $19,800 for each employee.

The Bank's matching contributions to the Savings Plan vest incrementally based on years of employment, with 100% vesting after six years of employment. Pursuant to IRS rules, and effective for 2023, the Savings Plan limits the annual additions that can be made to a participating employee's account to $66,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution by an employee to a 401(k) account is $22,500 per year. In addition, no more than $330,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over are eligible to make catch-up contributions of up to $7,500 per year. Generally, Savings Plan distributions can only be made at termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may also take one loan each year from the vested portion of the Regular, Roth Elective Deferral and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

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

The Benefit Equalization Plan also allows employees to make additional salary reduction contributions up to the maximum percentages allowed under the Savings Plan and to receive matching contributions up to the maximum percentages under the Savings Plan, in each case without giving effect to laws limiting annual additions. Salary reduction contributions and earnings under the Benefit Equalization Plan are treated as deferred income. Effective January 1, 2014, Savings Plan related contributions and earnings in the Benefit Equalization Plan earn interest at the 20 quarter (five year) moving average of the five year Federal Home Loan Bank consolidated obligation bond rate. Generally, a participant's Savings Plan benefit under the Benefit Equalization Plan is payable in lump sum as soon as reasonably practicable after his or her termination of employment

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

with the Bank. While employed at the Bank, a participant may, in the event of an unforeseeable emergency, request withdrawal from his or her Savings Plan account, and such request shall be made in a time and manner determined by the HR&C Committee.

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

The HR&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11. Executive Compensation. In reliance on such review and discussions, the HR&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The HR&C Committee:

Michelle L. Gross, Chairperson
James H. Hegenbarth, Vice Chairperson
James T. Ashworth
Betsy A. Johnson
Phyllis Lockett
Maria E. Wynne
Andrea L. Zopp
Joseph Fazio III, ex officio

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Compensation Tables

Summary Compensation Table

The following table sets forth summary compensation information for our NEOs for 2023.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation		Change in Pension Value [b]	All Other Compensation [c]	Total [c]
			Annual Award	Deferred Award [a]
Michael A. Ericson	2023	$975,000	$487,500	$272,960	$1,126,000	$34,302	$2,895,762
President and Chief Executive Officer	2022	900,000	425,000	275,908	—	39,544	1,640,452
	2021	850,000	425,000	256,250	591,000	29,881	2,152,131

Virxhini Gjonzeneli [d]	2023	435,000	165,300	146,859	281,000	19,800	1,047,959
Executive Vice President and Chief Financial Officer

John Stocchetti	2023	688,495	236,330	296,532	478,000	19,800	1,719,157
Executive Vice President and Group Head, Mortgage Partnership Finance Program	2022	660,412	236,168	338,367	—	15,250	1,250,197
	2021	641,690	241,324	312,500	700,000	14,500	1,910,014

Laura M. Turnquest	2023	474,820	191,146	197,021	494,000	19,800	1,376,787
Executive Vice President, General Counsel and Corporate Secretary	2022	452,858	162,272	210,338	—	18,300	843,768
	2021	438,780	158,758	212,500	435,000	17,400	1,262,438

Michelle Jonson	2023	480,892	181,050	199,636	428,000	19,800	1,309,378
Executive Vice President and Chief Risk Officer	2022	459,864	159,733	212,686	—	18,300	850,583
	2021	446,505	161,523	189,604	198,000	17,400	1,013,032
a    All amounts earned for all NEOs reflect the Deferred Award under the Incentive Plan.
b    The amount reported in this column for 2023 represents the aggregate change in the actuarial present value of the NEO's accumulated benefit under the Pension Plan and BEP from December 31, 2022 to December 31, 2023. The change in value resulted primarily from adding another year of credited service based on higher NEO consecutive five-year average earnings. For 2023, the increases are higher than in 2022 primarily due to slightly lower interest rates used during 2023. During 2022, total pension value for Mr. Ericson, Mr. Stocchetti, Ms. Turnquest, and Ms. Jonson decreased by $977,000; $549,000; $589,000, and $1,126,000, respectively. In accordance with SEC rules, these negative amounts are not included in this table.
c    For all NEOs in 2023 other than Mr. Ericson, amounts reported for all other compensation include Bank contributions to employee 401(k) and BEP plans. For Mr. Ericson in 2023, amounts reported for all other compensation include: Bank contributions to employee 401(k) and BEP plans ($19,800); life and long-term disability insurance premiums paid by the Bank; reimbursement for office parking and spousal attendance at certain business functions; and an airline club membership. The “All Other Compensation” and “Total” amounts shown for the NEOs (other than Mr. Ericson) in 2022 and 2021 do not match the amounts previously reported in our SEC filings because they have been updated to exclude the following life insurance premiums that were reported in prior years but were below the perquisite disclosure threshold of $10,000 (when aggregated with other perquisites received by the NEOs): Stocchetti: $742 (2022) and $711 (2021); Turnquest: $410 (2022) and $316 (2021); Jonson: $471 (2022) and $440 (2021). The “All Other Compensation” and “Total” amounts shown for Mr. Ericson in 2022 and 2021 do not match the amounts previously reported in our SEC filings because they have been updated to include disability insurance premiums previously not included (which, in the case of 2021, brought the total aggregate amount of Mr. Ericson's perquisites over $10,000).
d    The Board of Directors named Ms. Gjonzeneli as Chief Financial Officer of the Bank, effective January 1, 2023.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Narrative to Summary Compensation Table

Compensation under the heading Annual Award in the Summary Compensation Table is comprised of the Annual Awards under the Incentive Plan. Compensation under the heading Deferred Awards in the Summary Compensation table is comprised of Deferred Awards under the Incentive Plan.

President and Executive Team Incentive Compensation Plan

Annual Awards for 2023 to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan on page 101.

Name	Base Salary	Actual Annual Award as a % of Salary [a]	Actual Annual Award
Michael A. Ericson	$975,000	50.00%	$487,500
Virxhini Gjonzeneli	435,000	38.00%	165,300
John Stocchetti	691,000	34.20%	236,330
Laura M. Turnquest	476,700	40.10%	191,146
Michelle Jonson	482,800	37.50%	181,050
a    50% of the Incentive Award achieved as a percentage of base salary is the Annual Award for 2023.

Deferred Awards for the 2021-2023 performance period to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan on page 101.

Name	Deferred Award [a]	Actual Award Percentage [b]	Actual Deferred Award
Michael A. Ericson	$218,368	125%	$272,960
Virxhini Gjonzeneli	117,487	125%	146,859
John Stocchetti	237,225	125%	296,532
Laura M. Turnquest	157,617	125%	197,021
Michelle Jonson	159,709	125%	199,636
a    Represents the initial deferred portion of the Incentive Award achieved for the 2021-2023 performance period.
b    Represents the earned percentage of the initial deferred portion of the Incentive Award achieved for the 2020-2023 performance period.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Grants of Plan-Based Awards

The following table describes the potential NEO awards under the Incentive Plan for the performance period covering January 1, 2023, through December 31, 2026. See President and Executive Team Incentive Compensation Plan starting on page 101 for a description of the performance criteria under this plan.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Incentive Plan [a]	Minimum	Target	Maximum
Michael A. Ericson	Annual	$292,500	$390,000	$487,500
	Deferred	365,625	487,500	609,375
Virxhini Gjonzeneli	Annual	87,000	130,500	174,000
	Deferred	123,975	165,300	206,625
John Stocchetti	Annual	138,200	207,300	276,400
	Deferred	177,248	236,330	295,413
Laura M. Turnquest	Annual	95,340	143,010	190,680
	Deferred	143,360	191,146	238,933
Michelle Jonson	Annual	96,560	144,840	193,120
	Deferred	135,788	181,050	226,313
a    Annual: Annual Award under the Incentive Plan. The amounts shown are based on the potential awards for each NEO for 2023. Annual awards granted in 2023 were earned in the same year; for such amounts actually earned, please see the Summary Compensation Table. Deferred: Deferred Award under the Incentive Plan. The amounts shown reflect the actual Deferred Awards granted for 2024-2026 based on actual performance for 2023. The Deferred Awards remain subject to adjustment based upon achievement of certain Performance Requirements during the 2024-2026 deferral period and may be reduced to zero if actual achievement is below the minimum achievement level for those Performance Requirements.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Ericson	Pension	18.42	$918,000	$—
	BEP	18.42	3,413,000	—
Virxhini Gjonzeneli	Pension	19.92	643,000	—
	BEP	19.92	728,000	—
John Stocchetti	Pension	16.75	1,451,000	—
	BEP	16.75	4,431,000	—
Laura M. Turnquest	Pension	18.75	1,337,000	—
	BEP	18.75	2,359,000	—
Michelle Jonson	Pension	20.75	989,000	—
	BEP	20.75	1,783,000	—

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the Benefit Equalization Plan. See Post-Termination Compensation on page 105. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the Benefit Equalization Plan, described in the table above is based on certain assumptions described below.

The participant's accumulated benefit is calculated as of December 31, 2023 and 2022. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. The present value is calculated using the accumulated benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2022, 55% of the Pension Plan benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2021) and 45% of the Pension Plan benefit is valued using the IRS Applicable

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

mortality table for lump sums projected to 2022. As of December 31, 2023, 55% of the Pension Plan benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2021) and 45% of the Pension Plan benefit is valued using the IRS Applicable mortality table for lump sums projected to 2023. The interest rates used are 5.02% as of December 31, 2022 and 4.83% as of December 31, 2023.

The present value amount discounted back to reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2023 accumulated benefit and the present value of the December 31, 2022 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the BEP, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the BEP are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the BEP. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. The present value is calculated by multiplying the benefits accumulated at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2022, the BEP benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2021). As of December 31, 2023, the BEP benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2021). The interest rates used are 4.85% as of December 31, 2022 (participants who elected a lump sum as their form of benefit from the BEP have their lump sum amounts at age 65 valued at 5.02%, then discounted back to current age at 4.85%) and 4.68% as of December 31, 2023 (participants who elected a lump sum as their form of benefit from the BEP have their lump sum amounts at age 65 valued at 4.83%, then discounted back to current age at 4.68%).

The difference between the present value of the December 31, 2023 accumulated benefit and the present value of the December 31, 2022 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the BEP is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our BEP being a single employer plan.

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY [b]	Registrant Contributions in Last FY [c]	Aggregate Earnings in Last FY [d]	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE [e]
Michael A. Ericson	BEP	$38,250	$—	$4,450	$—	$253,104
Virxhini Gjonzeneli	BEP	7,950	113	2,527	—	134,996
John Stocchetti	BEP	41,811	—	32,655	—	1,671,476
Laura M. Turnquest	BEP	1,667	—	157	—	9,560
Michelle Jonson	BEP	27,707	4,224	7,395	—	398,305

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
d    Not included in 2023 compensation as rate paid was not above a market rate.
e    The aggregate balance at December 31, 2023, as reported above, includes amounts that are either currently reported or were previously reported as compensation in the Summary Compensation Table for 2023 and prior years for the NEOs to the extent they were NEOs in such years, except the aggregate earnings on deferred compensation to the extent such compensation was not above market rate.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Potential Payments Upon Termination Table

Name	Severance	President and Executive Team Incentive Plan	Health Care	Total
Michael A. Ericson	$975,000	$2,097,960	$31,027	$3,103,987
Virxhini Gjonzeneli	669,231	755,022	10,406	1,434,659
John Stocchetti	903,615	1,246,684	18,055	2,168,354
Laura M. Turnquest	696,715	900,343	31,027	1,628,085
Michelle Jonson	631,354	882,992	18,669	1,533,015

The table above and the narrative below outline payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2023. Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the potential termination events discussed, the actual amounts paid or distributed may be different.

For Mr. Ericson, the table above outlines termination under the following conditions in accordance with his Employment Agreement: by reason of death or disability, or by the Bank other than for Cause, or by resignation for good reason, or by non-renewal of the Employment Agreement by the Bank (each as defined in the Employment Agreement). For purposes of calculating the benefits outlined in the table above, we have also assumed that Mr. Ericson would continue to receive Bank-subsidized health care coverage. For Mr. Ericson, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the earned 2023 Annual Award and the Deferred Awards for the following performance periods: 2021-2023 (as earned); 2022-2024 (assuming target performance); 2023-2025 (assuming target performance); and 2024-2026 (assuming target performance).

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

For the other NEOs, the table above outlines termination under the following conditions in accordance with the Employee Severance Plan: without cause or as a result of constructive discharge (each as defined in the Employee Severance Plan). In addition, we assumed termination was not for cause as defined in the Incentive Plan, that their severance payments do not exceed the limits set forth in the Employee Severance Plan, and that they continue to receive Bank-subsidized health care coverage if the NEO was enrolled in the Bank’s health care benefit plan during 2023. For the other NEOs, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the 2023 Annual Award (as earned) and the Deferred Awards for the following performance periods: 2021-2023 (as earned); 2022-2024 (assuming target performance); 2023-2025 (assuming target performance); and 2024-2026 (assuming target performance).

Additionally, under the Incentive Plan, assuming termination at December 31, 2023, the same awards as set forth under the “President and Executive Team Incentive Plan” column in the table above would be available to the NEOs (excluding Mr. Ericson, whose Employment Agreement outlines all possible termination scenarios) in the event they terminate employment for any reason, including as set forth in the immediately following sentence. Under the Incentive Plan, the 2023 Annual Award and the 2021-2023, 2022-2024, 2023-2025, and 2024-2026 Deferred Awards as reflected in the table above will also be available to these NEOs in the event they die, become disabled, retire, terminate employment for good reason, or a change of control occurs (as such terms are defined in the Incentive Plan) at December 31, 2023, assuming they did not participate in any activity constituting cause (as defined in the Incentive Plan).

For further details on payments due upon these circumstances to the NEOs, see Severance Arrangements on page 105.

In various termination scenarios, including the death, disability or retirement of the NEOs, our NEOs would be entitled to receive benefits generally available to other employees (although for Mr. Ericson the Employment Agreement as described on page 100 outlines all possible benefits he is entitled to receive). The narrative disclosure and tables above describe and quantify the compensation and benefits that are paid in addition to compensation and benefits generally available to other employees. Examples of compensation and benefits generally available to other employees, and thus not included above, are distributions

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

under the Savings Plan, disability and life insurance benefits to the extent such employee has paid for such benefits, health and life insurance benefits, and amounts for accrued and unpaid salary and vacation.

For more information on the Pension Plan and the BEP, see Retirement and Other Post-Employment Compensation Table and Narrative on page 111 and the Nonqualified Deferred Compensation Table on page 112, as well as Pension Plan Benefits on page 106 and Benefit Equalization Plan on page 107.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual total compensation of our employees and the annual total compensation of Mr. Ericson, our President and CEO in 2023.

For 2023, the median of the annual total compensation of all employees of the Bank (other than Mr. Ericson) (the Median Employee) was $170,867 and the annual total compensation of Mr. Ericson was $2,895,762. Annual total compensation for the Median Employee and Mr. Ericson is calculated in the same manner as the “Total” column in the Summary Compensation Table on page 109. Based on this information, for 2023, the ratio of the annual total compensation of Mr. Ericson to the Median Employee was 16.95 to 1.

We identified the Median Employee by comparing the amount of base salary (including overtime), incentive awards, and Savings Plan and BEP plans contributions made by the Bank, for each of the employees who were employed by the Bank on December 31, 2023, and ranking the total compensation for all such employees from lowest to highest, excluding Mr. Ericson. We identified the Median Employee using this compensation measure, which was applied consistently to all our employees included in the calculation. We included all full-time and part-time employees in the identification of the Median Employee and annualized the compensation for all permanent employees who were not employed by us for all of 2023.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Director Compensation

The goal of our policy governing compensation and travel reimbursement for our Board of Directors is to compensate members of the Board of Directors for work performed on our behalf and to make them whole for out-of-pocket travel expenses incurred while working for the Bank. The fees compensate Directors for their time preparing for and attending in-person and virtual meetings, attending Bank-sponsored member meetings and events, attending Community Investment Advisory Council meetings, attending FHLB System meetings, Board of Directors training, activities that provide information pertinent to the Bank or service on the Board of Directors that are learning opportunities and other activities related to service on the Board of Directors. Director compensation levels are established at the discretion of each FHLB's Board of Directors, provided that the fees are reasonable. In connection with setting director compensation, we participated in an FHLB System review of director compensation in 2022 which includes a director compensation study prepared by McLagan. The McLagan study includes peer group analysis of director compensation at the FHLBs, publicly traded banks with between $10 billion and $20 billion in assets, and publicly traded banks with between $20 billion and $65 billion in assets.

Our Board of Directors set compensation levels for 2023 as follows:

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The Chairperson of the Board, the Vice Chairperson of the Board, and the Chairperson of the Human Resources & Compensation Committee reviewed director performance, as required by the 2023 Board of Directors Compensation Policy, and determined that directors serving during 2023 earned the compensation disclosed in the table below. The HR&C Committee was notified of the determination.

Name	2023 Total Fees Earned	2023 Fees Paid in Cash	2023 Fees Deferred [a]
James T. Ashworth - Chairperson	$165,000	$122,100	$42,900
Joseph Fazio III - Vice Chairperson	142,000	142,000	—
Edward P. Brady	127,000	127,000	—
Mary J. Cahillane	130,000	130,000	—
Mark J. Eppli	120,000	120,000	—
Michelle L.Gross	130,000	130,000	—
James H. Hegenbarth	120,000	120,000	—
Phyllis Lockett	127,000	127,000	—
David Loundy	120,000	116,400	3,600
Betsy Johnson	120,000	—	120,000
John K. Reinke	120,000	120,000	—
Kevin Newell	120,000	120,000	—
Lois A. Scott	137,000	137,000	—
Michael O'Rourke	120,000	120,000	—
Ty R.Taylor	120,000	120,000	—
Daniel G. Watts	120,000	120,000	—
Maria E. Wynne	120,000	120,000	—
Andrea Zopp	120,000	120,000	—
Total	$2,278,000	$2,111,500	$166,500
a    Directors could elect to defer fees to a director's non-qualified, unfunded, deferred compensation plan. Earnings on this deferred compensation are not included above as the rate paid was not above a market rate.

All directors serving on the Bank’s Board for 2024 are expected to receive compensation under the Bank’s 2024 Board of Directors Compensation Policy, which includes terms similar to the 2023 Board of Directors Compensation Policy, except the maximum annual payments are as follows:

Position	Maximum Total Annual Compensation
Chairperson of the Board	$165,000
Vice Chairperson of the Board	142,000
Chairperson of the Audit Committee	137,000
Human Resources and Compensation Committee Chairperson	137,000
Risk Management Committee Chairperson	137,000
Other Committee Chairperson	130,000
All other Directors	123,000

The Board compensation policy for 2024 is attached as Exhibit 10.9 to this Form 10-K.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Compensation Committee Interlocks and Insider Participation

During 2023, the following directors served on our HR&C Committee: Michelle L. Gross (Chairperson), James H. Hegenbarth, (Vice Chairperson), Phyllis Lockett, John K. Reinke, Maria E. Wynne, Andrea Zopp, and James T. Ashworth (ex-officio). No member of our HR&C Committee has at any time been an officer or employee of the Bank. None of our executive officers have served or are serving on the Board of Directors or the compensation committee of any entity (as defined by Instruction to Item 407(e) of Regulation S-K) whose executive officers served on our HR&C Committee or Board of Directors.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members in 2023 are for the election of our directors, as more fully discussed in 2023 Director Election on page 86.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock:

As of January 31, 2024	Regulatory Capital Stock	% of Total
BMO Bank, NA	$445	13.67%
320 South Canal Street Chicago, IL 60606
The Northern Trust Company	305	9.37%
50 South LaSalle Street Chicago, IL 60603

The following table sets forth information about those members with an officer or director serving as a director of the Bank. Independent directors do not control any capital stock of the Bank.

As of January 31, 2024	Director Name	Regulatory Capital Stock [a]	% of Total
Devon Bank 6445 Western Avenue Chicago, IL 60645	David J. Loundy	$6.68	0.21%
Signature Bank 191 N. Wacker Drive Chicago, IL 60606	Michael G. O'Rourke	6.63	0.20%
The Greenwoods State Bank 365 Tyranena Park Road Lake Mills, WI 53551	James H. Hegenbarth	4.49	0.14%
CNB Bank & Trust, N.A. 450 West Side Square Carlinville, IL 62626	James T. Ashworth	3.04	0.09%
Waukesha State Bank 151 E. St. Paul Avenue Waukesha, WI 53187	Ty R. Taylor	2.29	0.07%
Capitol Bank 710 N. High Point Road Madison, WI 53717	Kenneth D. Thompson	1.80	0.06%
State Bank of Bement 180 E. Bodman Street Bement, IL 61813	Michelle L. Gross	0.88	0.03%
Bristol Morgan Bank 103 S Main Street Oakfield, WI 53065	Joseph Fazio III	0.86	0.03%
Forest Park National Bank and Trust Company 7348 W. Madison St. Forest Park, IL 60130	Daniel G. Watts	0.36	0.01%
Solutions Bank 200 E. Main Street Forreston, IL 61030	Betsy Johnson	0.30	0.01%
Total members with a Director as a group		$27.33	0.85%
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

We conduct our advances business, the MPF Program, and letters of credit almost exclusively with members. Therefore, in the normal course of business, we extend credit to members whose officers and directors may serve as our directors and to members who may hold more than 5% of our capital stock. We extend credit to them on market terms that are no more favorable than the terms of comparable transactions with other members who are not considered related parties (as defined below). In addition, we may purchase short-term investments, sell federal funds to, and purchase MBS from members (or affiliates of members) whose officers or directors serve as our directors and members who may hold more than 5% of our capital stock. All such investments are market term transactions and all such MBS are purchased through securities brokers or dealers. Prior to 2024, as an additional service to our members, including those whose officers or directors serve as our directors and those that hold more than 5% of our stock, we may enter into interest rate derivatives with members and offset these derivatives with non-member counterparties. These transactions are executed on market terms.

Additionally, the Bank’s community investment activities include grant funding to support affordable housing and economic development initiatives, as well as discounted advances to support community lending. For a more details on our community investment activities, see Community Investment Activities on page 11. These activities may involve members and nonmembers and are conducted in the ordinary course of business of the Bank’s business. In instances where these transactions involve a member that owns more than 5% of the Bank’s capital stock, a member with an officer or director who is a director of the Bank, or an entity with an executive officer, director, controlling shareholder, or general partner who serves as a director of the Bank (and that has a direct or indirect interest in the subsidy), the transaction is subject to the same eligibility and other program criteria and requirements as all other comparable transactions the Bank enters, and the transaction is subject to the regulations governing the operations of the relevant program.

We define a “related person” as any director or executive officer of the Bank, any member of their immediate families, or any holder of 5% or more of our capital stock.

During 2023, we did not have a separate written policy requiring the Board of Directors to review, approve, or ratify transactions with related persons that are outside the ordinary course of our business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, to seek approval or ratification from the Board, or recusal as needed. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President, and the CEO and President may seek a waiver from the Board.

Director Independence

General

Our Board of Directors is required to evaluate and report on the independence of our directors under two distinct director independence standards. First, FHFA regulations establish independence criteria for directors who serve as members of our Audit Committee. Second, SEC rules require that our Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of the Bank’s directors and members of our board committees, to the extent the exchange or quotation system selected by the Bank has adopted separate independence rules for such committee members.

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

SEC Rules Regarding Independence

As described above, SEC rules require our Board to adopt a standard of independence to evaluate our directors. Pursuant thereto, the Board adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of our directors are independent, which members of our Audit Committee and HR&C Committee are not independent, and whether our Audit Committee's financial experts are independent.

Under the NYSE rules, no director qualifies as independent unless the full Board affirmatively determines that he or she has no material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). In addition, the NYSE rules set out a number of specific disqualifications from independence, including certain employment relationships between the director or his or her immediate family members and the company, the company’s internal or external auditor, another company where any of the company’s executive officers is a compensation committee member or another company that conducted business with the company above a specified threshold during specified periods; and receipt by the director or his or her immediate family members of compensation from the company above a specified threshold during specified periods (with certain exceptions).

Applying the NYSE independence standards for boards of directors to our current member directors and those who served during 2023, our Board determined that only member directors Johnson, Reinke, and Watts did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these member directors, consisting of Ashworth, Fazio, Gross, Hegenbarth, Johnson, Loundy, O'Rourke, Reinke (whose term ended on December 31, 2023), Taylor, Thompson, and Watts meets the independence criteria under the NYSE independence standards. In contrast, none of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us (other than where an institution that an independent director is affiliated with has engaged in limited, ordinary course transactions with the Bank as part of our community investment programs). The Board determined that each of these independent directors, consisting of Brady (whose term ended on December 31, 2023), Burns, Cahillane, Eppli, Lockett, Newell, Scott, Wynne, and Zopp is independent under the NYSE independence standards. The Board also determined that the following current member directors serving on the Audit Committee, and member directors who served on the Audit Committee during 2023, are not independent under the NYSE independence standards for audit committees: Ashworth, Fazio, Gross, Hegenbarth, Loundy, Taylor, Thompson, and Watts. Finally, the Board also determined that the following current member directors serving on the HR&C Committee, and member directors who served on the HR&C Committee in 2023, are not independent under the NYSE independence standards for compensation committees: Ashworth, Fazio, Gross, Hegenbarth, Johnson, and Reinke.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been charged (or accrued) by our external accounting firm.

	(in thousands)
For the Years Ended December 31,	2023	2022
Audit fees	$1,207	$1,094
Audit related fees	281	314
All other fees	2	6
Total fees	$1,490	$1,414

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

Federal Home Loan Bank of Chicago
PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a) See "2023 Annual Financial Statements and Notes"

(b) The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 7, 2024, or as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports or registration statements, copies of which may be obtained by going to the SEC's website at http://www.sec.gov. Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed is identified with a "*".

Exhibit No.	Description
3.1	Federal Home Loan Bank of Chicago Charter [a]
3.2	Federal Home Loan Bank of Chicago Bylaws [b]
4.1	Capital Plan of the Federal Home Loan Bank of Chicago, as amended and restated effective May 3, 2021 [c]
4.2	Description of Securities [o]
10.1	Mortgage Partnership Finance Program Consolidated Interbank Agreement, dated July 22, 2016 [d]
10.2
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, as amended and restated effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks [e]

10.3	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, as amended and restated effective January 1, 2023 *f
10.4	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 *g
10.5	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, as amended and restated effective January 1, 2013 *h
10.6	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 *i
10.7	Federal Home Loan Bank of Chicago 2022 Board of Directors Compensation Policy *[j]
10.8	Federal Home Loan Bank of Chicago 2023 Board of Directors Compensation Policy *[k]
10.9	Federal Home Loan Bank of Chicago 2024 Board of Directors Compensation Policy *[o]
10.10	Federal Home Loan Bank of Chicago Board of Directors Deferred Compensation Plan, effective September 1, 2013 *l
10.11	Joint Capital Enhancement Agreement, as amended August 5, 2011 [m]
10.12	Employment Agreement between Federal Home Loan Bank of Chicago and Michael Ericson, entered into as of January 1, 2021 *[n]
24	Power of Attorney [o]
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [o]
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [o]
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [o]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [o]
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document [o]
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [o]
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [o]
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [o]
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [o]
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Federal Home Loan Bank of Chicago

a    Filed as Exhibit 3.1 with our Form 10 on December 14, 2005, SEC File No.: 000-51401
b    Filed as Exhibit 3.1 with our 8-K Current Report on June 6, 2019, SEC File No.: 000-51401
c    Filed as Exhibit 4.1 with our Form 10-Q on May 6, 2021, SEC File No.: 000-51401
d    Filed as Exhibit 10.1 with our Form 10-Q on November 3, 2016, SEC File No.: 000-51401
e    Filed as Exhibit 10.7 with our Form 10-K on March 9, 2017, SEC File No.: 000-51401
f    Filed as Exhibit 10.1 on our Form 10-Q on August 8, 2023, SEC File No.: 000-51401
g    Filed as Exhibit 10.8.4 with our Form 10 on December 14, 2005, SEC File No.: 000-51401
h    Filed as Exhibit 10.2 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401
i    Filed as Exhibit 10.1 with our Form 10-Q on May 11, 2007, SEC File No.: 000-51401
j    Filed as Exhibit 10.13 with our Form 10-K on March 10, 2022, SEC File No.: 000-51401
k    Filed as Exhibit 10.12 with our Form 10-K on March 8, 2023, SEC File No.: 000-51401
l    Filed as Exhibit 10.4 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401
m    Filed as Exhibit 99.1 with our 8-K Current Report on August 5, 2011, SEC File No.: 000-51401
n    Filed as Exhibit 10.1 with our 8-K/A Current Report on September 18, 2020 SEC File No.:000-51401
o    Filed herewith

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

AOCI: Accumulated Other Comprehensive Income.

BEP: Benefit Equalization Plan.

Capital Plan: Capital Plan of the Federal Home Loan Bank of Chicago, effective as of May 3, 2021.

CDFI: Community Development Financial Institution.

CE Amount: A PFI's assumption of credit risk, beyond any Recoverable CE Income payments in the FLA, on conventional MPF Loan products held in an MPF Bank's portfolio that are funded by, or sold to, an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide SMI. Does not apply to the MPF Government, MPF Xtra, or MPF Government MBS product.

CE Income: Credit enhancement income. PFIs are paid credit enhancement income for managing credit risk and in some instances, all or a portion of the CE Income may be performance based.

CFI: Community Financial Institution - FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA and adjusted annually for inflation. Effective in January 2024, the limit is $1.461 billion (for 2023, the limit was $1.417 billion).

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

Federal Home Loan Bank of Chicago
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

PMI: Primary Mortgage Insurance.

PwC: PricewaterhouseCoopers LLP.

RCAP: Reduced Capitalization Advance Program.

Recoverable CE Income: Under the MPF Program, the PFI may receive a contingent performance based credit enhancement income payment whereby such income is reduced up to the amount of the FLA by losses arising under the Master Commitment.

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

Federal Home Loan Bank of Chicago

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

TDR: Troubled Debt Restructuring.

UPB: Unpaid Principal Balance.

U.S.: United States.

VA: Department of Veterans Affairs.

Federal Home Loan Bank of Chicago
2023 Annual Financial Statements and Notes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Chicago

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Chicago (the “Bank”) as of December 31, 2023 and 2022, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Bank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Bank’s financial statements and on the Bank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 9 and 15 to the financial statements, the Bank uses derivatives to manage interest rate risk. The total notional amount of derivatives as of December 31, 2023 was $135 billion, of which 94% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2023 was $82 million and $20 million, respectively. The fair values of interest-rate derivatives and hedged items not transacted in an active market use standard valuation techniques, such as discounted cash-flow analysis and comparisons to similar instruments. The discounted cash-flow analysis uses market-observable inputs, related to interest rate curves, volatility, and, if applicable, prepayment assumptions.

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
March 7, 2024

We have served as the Bank’s auditor since 1990.

Federal Home Loan Bank of Chicago

Statements of Condition
(U.S. Dollars in millions, except capital stock par value)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$34	$35
Interest-bearing deposits	2,570	2,570
Federal funds sold	4,173	6,443
Securities purchased under agreements to resell	7,695	18,500
Investment debt securities -
Trading, $— and $— pledged as collateral that may be repledged	1,769	3
Available-for-sale, $23,282 and $20,879 amortized cost, includes $856 and $692 pledged as collateral that may be repledged	23,084	20,700
Held-to-maturity, $1,547 and $1,419 carried at fair value	1,552	1,431
Investment debt securities	26,405	22,134
Advances, $135 and $661 carried at fair value	65,306	66,288
MPF Loans held in portfolio, net of $(5) and $(5) allowance for credit losses	11,410	10,160
Derivative assets	82	25
Other assets, $68 and $109 carried at fair value	709	698
net of $(7) and $(7) allowance for credit losses
Assets	$118,384	$126,853

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$123	$94
Demand and overnight - interest-bearing, $12 and $11 from other FHLBs	505	477
Deposits	628	571
Consolidated obligations, net -
Discount notes, $3,591 and $253 carried at fair value	28,109	59,531
Bonds, $1,107 and $718 carried at fair value	80,389	58,116
Consolidated obligations, net	108,498	117,647
Derivative liabilities	20	10
Affordable Housing Program liability	139	99
Mandatorily redeemable capital stock	83	248
Other liabilities	876	813
Liabilities	110,244	119,388
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock, 26 and 23 million shares issued and outstanding	2,624	2,310
Class B2 membership stock, 7 and 7 million shares issued and outstanding	653	679
Capital stock - putable, $100 and $100 par value per share	3,277	2,989
Retained earnings - unrestricted	4,061	3,778
Retained earnings - restricted	918	786
Retained earnings	4,979	4,564
Accumulated other comprehensive income (loss) (AOCI)	(116)	(88)
Capital	8,140	7,465
Liabilities and capital	$118,384	$126,853

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income
(U.S. Dollars in millions)

For the years ended December 31,	2023	2022	2021
Interest income	$7,409	$2,536	$828
Interest expense	6,349	1,859	285
Net interest income	1,060	677	543
Provision for (reversal of) credit losses	1	2	2
Net interest income after provision for (reversal of) credit losses	1,059	675	541

Noninterest income -
Trading securities	11	1	(44)
Investment securities gains	—	—	1
Derivatives and hedging activities	(84)	48	17
Instruments held under the fair value option	(11)	(56)	(46)
MPF fees, $26, $24 and $25, from other FHLBs	33	36	46
Other, net	13	3	14
Noninterest income (loss)	(38)	32	(12)

Noninterest expense -
Compensation and benefits	129	117	105
Nonpayroll operating expenses	108	93	81
Voluntary Community Investment contributions	28	11	4
COVID-19 relief program	—	—	3
Federal Housing Finance Agency and Office of Finance	18	19	17
Other, net	3	4	12
Noninterest expense	286	244	222

Income before assessments	735	463	307

Affordable Housing Program assessment	75	48	32

Net income	$660	$415	$275

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income
(U.S. Dollars in millions)

For the years ended December 31,	2023	2022	2021
Net income	$660	$415	$275

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(19)	(545)	74
Net unrealized gain (loss) cash flow hedges	(30)	113	54
Postretirement plans	21	2	7
Other comprehensive income (loss)	(28)	(430)	135

Comprehensive income (loss)	$632	$(15)	$410

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2022	23	$2,310	7	$679	$3,778	$786	$(88)	$7,465
Comprehensive income					528	132	(28)	632
Issuance of capital stock	38	3,793	—	10				3,803
Repurchases of capital stock	—	—	(35)	(3,510)				(3,510)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(4)	—	(1)				(5)
Transfers between classes of capital stock	(35)	(3,475)	35	3,475
Cash dividends - class B1 annualized rate and amount		7.69%			(230)			(230)
Cash dividends - class B2 annualized rate and amount				4.09%	(15)			(15)
Total change in period, excl. cumulative effect	3	314	—	(26)	283	132	(28)	675
December 31, 2023	26	$2,624	7	$653	$4,061	$918	$(116)	$8,140
December 31, 2021	14	$1,409	7	$740	$3,558	$703	$342	$6,752
Comprehensive income					332	83	(430)	(15)
Issuance of capital stock	27	2,633	—	20				2,653
Repurchases of capital stock	—	—	(17)	(1,754)				(1,754)
Capital stock reclassed to mandatorily redeemable capital stock liability	(1)	(55)	—	(4)				(59)
Transfers between classes of capital stock	(17)	(1,677)	17	1,677
Cash dividends - class B1 annualized rate and amount		5.60%			(103)			(103)
Cash dividends - class B2 annualized rate and amount				2.32%	(9)			(9)
Total change in period, excl. cumulative effect	9	901	—	(61)	220	83	(430)	713
December 31, 2022	23	$2,310	7	$679	$3,778	$786	$(88)	$7,465
December 31, 2020	13	$1,257	8	$753	$3,424	$648	$207	$6,289
Comprehensive income					220	55	135	410
Issuance of capital stock	6	669	—	20				689
Repurchases of capital stock	—	—	(6)	(544)				(544)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(6)				(6)
Transfers between classes of capital stock	(5)	(517)	5	517
Cash dividends - class B1 annualized rate and amount		5.00%			(76)			(76)
Cash dividends - class B2 annualized rate and amount				2.00%	(10)			(10)
Total change in period, excl. cumulative effect	1	152	(1)	(13)	134	55	135	463
December 31, 2021	14	$1,409	7	$740	$3,558	$703	$342	$6,752

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows
(U.S. Dollars in millions)

	For the years ended December 31,	2023	2022	2021
Operating	Net income	$660	$415	$275
	Adjustments to reconcile net income to net cash provided by operating activities -
	Net amortization (accretion)	82	350	132
	Change in net fair value on derivatives and hedging activities	245	1,018	186
	Net change in fair value on trading securities	(11)	(1)	44
	Net change in fair value on financial instruments held under the fair value option	11	56	46
	Other, net	7	27	27
	Changes in operating assets and liabilities -
	Change in accrued interest payable	355	124	26
	Other operating assets and liabilities	(3)	(215)	(4)
	Net cash provided by (used in) operating activities	1,346	1,774	732

Investing	Net change interest-bearing deposits	—	(1,715)	—
	Net change federal funds sold	2,270	(2,916)	598
	Net change securities purchased under agreements to resell	10,805	(9,760)	1,380
	Trading debt securities -
	Proceeds from maturities and paydowns	1	952	4,352
	Purchases	(1,749)	—	(749)
	Available-for-sale debt securities -
	Sales	—	—	20
	Proceeds from maturities and paydowns	1,002	4,881	605
	Purchases	(3,339)	(6,101)	(5,145)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	3,371	3,492	2,711
	Purchases	(3,492)	(3,121)	(3,021)
	Advances -
	Principal collected	2,113,336	1,014,661	523,849
	Issued	(2,111,840)	(1,034,411)	(525,736)
	MPF Loans held in portfolio -
	Principal collected	937	1,272	3,118
	Purchases	(2,211)	(1,630)	(3,004)
	Other investing activities	(14)	(18)	(15)
	Net cash provided by (used in) investing activities	$9,077	$(34,414)	$(1,037)

Federal Home Loan Bank of Chicago

	For the years ended December 31,	2023	2022	2021
Financing	Net change deposits, $1, $(1), and $(6), from other FHLBs	$57	$(463)	$(250)
	Discount notes -
	Net proceeds from issuance	892,370	728,840	402,576
	Payments for maturing and retiring	(928,092)	(694,144)	(426,653)
	Net proceeds on discount note transfers with other FHLBs	4,266	—	—
	Consolidated obligation bonds -
	Net proceeds from issuance	46,024	20,753	46,604
	Payments for maturing and retiring	(24,927)	(23,085)	(25,489)
	Capital stock -
	Proceeds from issuance	3,803	2,653	689
	Repurchases	(3,510)	(1,754)	(544)
	Cash dividends paid	(245)	(112)	(86)
	Other financing activities	(170)	(58)	(38)
	Net cash provided by (used in) financing activities	(10,424)	32,630	(3,191)

	Net increase (decrease) in cash and due from banks	(1)	(10)	(3,496)
	Cash and due from banks at beginning of period	35	45	3,541
	Cash and due from banks at end of period	$34	$35	$45

Supplemental	Cash activities
	Interest paid	$4,474	$1,253	$466
	Affordable Housing Program assessments paid	38	34	36
	Noncash activities
	Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	152	216	417
	Investment securities purchased but settled in subsequent periods	63	325	504
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 1 – Background and Basis of Presentation

The Federal Home Loan Bank of Chicago is a federally chartered corporation and one of 11 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the System). The FHLBs are government-sponsored enterprises (GSEs) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership. We are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent federal agency in the executive branch of the United States (U.S.) government.

Each FHLB is a member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district is Illinois and Wisconsin. All federally insured depository institutions, insurance companies engaged in residential housing finance, credit unions and CDFIs located in our district are eligible to apply for membership with us. All our members are required to purchase our capital stock as a condition of membership. Our capital stock is not publicly traded, and is issued, repurchased or redeemed at par value, $100 per share, subject to certain statutory and regulatory limits. As a cooperative, we do business with our members, and former members (under limited circumstances). Specifically, we provide credit principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to members approved as PFIs through the MPF Program.

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

Refer to the Glossary of Terms on page 124 for the definitions of certain terms used herein.

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

Consolidation of Variable Interest Entities - We are not the primary beneficiary of any variable interest entity. Specifically, we do not have the power to direct the activities of any variable interest entity that would most significantly impact its economic performance and we do not have the obligation to absorb losses or the right to receive benefits from any variable interest entity that could potentially be significant to a variable interest entity. As a result, we do not consolidate any of our investments in variable interest entities. Instead, we classify variable interest entities as investment debt securities in our Statements of Condition. Such investment debt securities include, but are not limited to, Federal Family Education Loan Program asset backed securities (FFELP ABS). Additionally, under its MPF program, the Bank may also purchase loans from PFIs and simultaneously sell these loans to investors who, in turn, may securitize them. Simultaneous with the sale of these loans, the Bank may purchase the MBS backed by these loans, which represent variable interests in securitization vehicles. We do not consolidate these securitization vehicles as we are not the primary beneficiary for the reasons described above. Refer to Note 2 - Summary of Significant Accounting Policies for further details.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Currently Expected Credit Losses

Currently Expected Credit Losses (CECL) is the measurement of credit losses on financial assets carried at amortized cost, which includes loans and held-to-maturity (HTM) securities, presented at the net amount expected to be collected. Credit losses relating to these financial instruments as well as available-for-sale (AFS) securities are recorded through an allowance for credit losses. The measurement of CECL is based on relevant information about certain events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial instrument’s reported amount. Expected recoveries of amounts previously written off and expected to be written off should be included in the allowance for credit losses determination but should not exceed the aggregate of amounts previously written off and expected to be written off by us. In addition, for collateral dependent financial assets, an allowance for credit losses that is added to the amortized cost of the financial asset(s) should not exceed amounts previously written off. We present accrued interest receivable separately from the amortized cost of loans, AFS debt securities, and HTM debt securities in Other assets on our Statements of Condition. An allowance for credit losses determination is not required because we recognize the reversal of interest on a monthly basis in the event of an interest shortfall. The accounting for HTM and available for sale (AFS) debt securities changed on a prospective basis. Additionally, HTM and AFS debt securities will have their own allowance for credit losses, as applicable.

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

Fair Value Option

Financial instruments for which we elect the fair value option are carried at fair value with any changes in fair value immediately recognized as noninterest income - instruments held under the fair value option in our Statements of Income. Interest income or expense recognized in our Statements of Income on these financial instruments is based solely on the contractual amount of interest due or unpaid, except for our zero-coupon rate discount notes for which we accrete the initial discount into interest expense over the life of the discount note. Any transaction fees or costs, are immediately recognized into noninterest expense - other, net in our Statements of Income. See Note 15 - Fair Value to the financial statements for further details.

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

Interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell are evaluated quarterly for expected credit losses. Under CECL, the Bank uses the collateral maintenance provision practical expedient for our securities purchased under agreements to resell, which allows expected credit losses to be measured based on the difference between the fair value of the collateral and the investment’s amortized cost. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. These investments provide short-term liquidity and are carried at amortized cost. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. We did not establish an allowance for credit losses for our unsecured overnight interest-bearing deposits or federal funds sold as of December 31, 2023 since all federal funds sold were repaid and all unsecured overnight interest-bearing deposits were returned according to their contractual terms.

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

Trading debt securities are carried at fair value with any changes in fair value immediately recognized as noninterest income on trading debt securities in our Statements of Income. As a result, trading debt securities are not assessed for credit losses. Interest income on trading debt securities is based solely on the contractual amount of interest due, except for securities, if any, that have a zero-coupon rate. For trading debt securities with a zero-coupon rate, we accrete the initial discount into interest income over their life into our Statements of Income. Cash flows from trading debt securities, excluding cash flows from our securitized MPF Government MBS product, are presented on a gross basis and classified as investing activities in our Statements of Cash Flows. Cash flows from our securitized MPF Government MBS product are classified as operating activities in our Statements of Cash Flows.

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

We issued advances with a zero-coupon interest rate in 2021 as part of our COVID-19 relief program. We imputed an interest rate based on prevailing market rates creating a discount on the advance with the offset immediately recognized to the COVID-19 relief program expense. We accreted the discount as a yield adjustment to interest income over the life of the advance.

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

MPF Loans Held for Sale/Sold

MPF Loans acquired by the Bank under the MPF Government MBS product are classified as MPF Loans held for sale (HFS). We classify MPF Loans HFS in Other Assets rather than as a separate line item in our Statements of Condition on the basis of materiality. Other products such as MPF Xtra loans are generally bought and resold on the same day. They qualify for sales accounting treatment and thus are not carried on our balance sheet at the end of a reporting period. MPF Loans under the MPF Government MBS product qualify, once sold, for sales accounting treatment and are reclassified from MPF Loans HFS to trading debt securities upon their securitization. Refer to Note 1 – Background and Basis of Presentation which further expands on our involvement with these securitizations. Cash flows from the MPF Government MBS product are classified as operating

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

activities in our Statements of Cash Flows. We have elected the fair value option for these HFS MPF Loans on our balance sheet.

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

Allowance for Credit Losses

We determine an allowance for credit losses, if any, for each of our portfolio segments based on CECL. A portfolio segment represents the level of disaggregation we utilize to develop and document a systematic method for determining an allowance for credit losses attributable to our financing receivables. An allowance for credit losses is a contra valuation account attributable to an on-balance sheet portfolio segment. We recognize the change in our allowance for credit losses during the reporting period as a provision for (reversal of) credit losses in our Statements of Income. We establish a separate liability for credit losses, if any, attributable to off-balance sheet financial instruments, such as standby letters of credit (also referred to herein as letters of credit), using the same approach described above for on-balance sheet financial instruments. We recognize the change in credit losses attributable to off-balance sheet financial instruments during the reporting period, if any, as a provision for (reversal of) credit losses in our Statements of Income.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

We carry all derivatives at fair value in our Statements of Condition. We designate derivatives either as fair value hedges, cash flow hedges, or economic hedges. We use fair value hedges to manage our exposure to changes in fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment attributable to changes in a benchmark interest rate. Our cash flow hedge strategy is to hedge the total net proceeds received from rolling forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate by entering into interest rate swaps to mitigate such risk. We did not use the cash flow hedge strategy for new transactions in 2023, but may elect to do so in the future. We use economic hedges in cases where hedge accounting treatment is not permitted or achievable.

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

We consider our joint and several liability for consolidated obligations most akin to a related party guarantee. GAAP guidance pertaining to the initial recognition and measurement of guarantees does not apply to related party guarantees. As a result, we did not recognize an initial liability for our joint and several liability at fair value. We would accrue a liability if subsequently we expect to pay any amounts on behalf of other FHLBs under the joint and several liability.

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

The lease agreement for our office space at 433 West Van Buren Street, Chicago, IL terminates in December 2035, subject to options to extend the lease or terminate early. At December 31, 2023 our lease net asset was $41 million and our lease liability was $46 million, compared to $45 million and $50 million at December 31, 2022. We recognized noninterest expense of lease amortization of $3 million for each of the years ended December 31, 2023, 2022, and 2021.

Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan)

We participate in the multiple employer Pentegra Defined Benefit (DB) Plan for Financial Institutions (the Pension Plan), a tax-qualified defined-benefit pension plan. We account for the Pension Plan as a multiemployer plan since contributions made by us may be used to provide benefits to participants of other participating employers. Net pension cost recognized into our Statements of Income includes our minimum required contribution plus administrative fees. A prepaid pension asset is recognized when our contributions are in excess of 100% of our minimum required contribution while a liability is recognized for contributions due and unpaid at the end of the reporting period. Refer to Note 14 - Employee Retirement Plans for further details.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following accounting standards updates (ASUs) have been recently adopted:

During March of 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASC 848). This guidance provides relief for qualifying contract modifications related to reference rate reform related to receivables, payables and hedging relationships. The guidance was effective upon issuance and remains in effect through December 31, 2024, as amended, except for certain optional expedients elected for hedging relationships, which should be retained for the duration of the hedge term. As of June 30, 2023, the Bank had transitioned all outstanding LIBOR-indexed instruments to reference SOFR, with the implementation of such fallback effective either immediately following June 30, 2023 or at the beginning of the instrument's next reset period. As a result of finalizing transition, we adopted certain practical expedients in ASC 848 for qualifying contract modifications related to reference rate reform, including with respect to qualifying hedge relationships. Application of this guidance did not have a material impact on the financial statements. For qualifying hedge relationships, the Bank does not expect that the practical expedients elected for the duration of the hedge term will have material impact on the financial statements. The Bank does not expect to further elect this guidance through its ending date, December 31, 2024.

During March 2022, the FASB issued ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. This ASU broadens the availability of fair value hedging to non-prepayable and prepayable portfolios. The guidance on hedging multiple layers in a closed portfolio is applied prospectively. The guidance on the accounting for fair value basis adjustments is applied on a modified retrospective basis. Further, an entity may reclassify debt securities from held-to-maturity to available-for-sale if it includes them in a closed portfolio that is hedged under the portfolio layer method. This ASU is effective for the Bank starting January 1, 2023. The Bank has not elected to apply this guidance as of this reporting period, but may do so in the future.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

During November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this Update are effective for the Bank for the year ended December 31, 2024 and for interim periods beginning January 1, 2025. The Bank has a single operating segment and is currently evaluating impacts of this ASU to its financial statement disclosure.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

For the years ended December 31,	2023	2022	2021
Interest income -

Trading	$37	$1	$47

Available-for-sale interest income	1,413	521	197
Available-for-sale prepayment fees	1	47	11
Available-for-sale	1,414	568	208

Held-to-maturity	70	35	29

Investment debt securities	1,521	604	284

Advances interest income	4,456	1,311	253
Advances prepayment fees	—	11	29
Advances	4,456	1,322	282

MPF Loans held in portfolio	353	284	251
Federal funds sold	513	170	5
Securities purchased under agreements to resell	339	95	2
Interest-bearing deposits	223	58	2
Other	4	3	2

Interest income	7,409	2,536	828

Interest expense -

Consolidated obligations -
Discount notes	2,423	738	44
Bonds	3,855	1,090	229

Other	71	31	12

Interest expense	6,349	1,859	285

Net interest income	$1,060	$677	$543

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	December 31, 2023	December 31, 2022
U.S. Government & other government related	$1,766	$—
MBS
GSE	3	3
Trading debt securities	$1,769	$3

The following table presents our gains and losses on trading debt securities recorded in noninterest income - other, net.

For the years ended December 31,	2023	2022	2021
Net unrealized gains (losses) on securities held at period end	$11	$1	$(14)
Net realized gains (losses) on securities sold/matured during the period	—	—	(30)
Net gains (losses) on trading debt securities	$11	$1	$(44)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of December 31, 2023
U.S. Government & other government related	$2,141		$—	$(116)	$2,025
State or local housing agency	8		—	—	8
FFELP ABS	1,903		58	(4)	1,957

MBS
GSE	19,176		40	(177)	19,039
Government guaranteed	54		1	—	55
Available-for-sale debt securities	$23,282		$99	$(297)	$23,084

As of December 31, 2022
U.S. Government & other government related	$2,219		$1	$(132)	$2,088
State or local housing agency	8		—	—	8
FFELP ABS	2,253		61	(10)	2,304

MBS
GSE	16,285		45	(145)	16,185
Government guaranteed	114		1	—	115
Available-for-sale debt securities	$20,879		$108	$(287)	$20,700
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of December 31, 2023
U.S. Government & other government related	$1,385		$2	$(9)	$1,378

MBS
GSE	137		2	—	139
Government guaranteed	24		—	—	24
Other	6		—	—	6
Held-to-maturity debt securities	$1,552		$4	$(9)	$1,547

As of December 31, 2022
U.S. Government & other government related	$1,210		$—	$(14)	$1,196

MBS
GSE	164		3	—	167
Government guaranteed	49		—	—	49
Other	8		—	(1)	7
Held-to-maturity debt securities	$1,431		$3	$(15)	$1,419
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

	Available-for-Sale		Held-to-Maturity
As of December 31,	2023	2022	2023	2022
Non-MBS
Fixed-rate	$2,147	$2,228	$1,385	$1,210
Variable-rate	1,905	2,252	—	—
MBS
Fixed-rate	18,860	15,846	92	110
Variable-rate	370	553	75	111
Total	$23,282	$20,879	$1,552	$1,431

Contractual Maturity

The maturity of our AFS and HTM debt securities is detailed in the following table. MBS and FFELP ABS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	Available-for-Sale		Held-to-Maturity
As of December 31, 2023	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non-MBS and FFELP ABS Year of Maturity -
Due in one year or less	$3	$3	$1,180	$1,181
Due after one year through five years	1,084	1,078	56	55
Due after five years through ten years	301	275	149	142
Due after ten years	761	677	—	—
MBS and FFELP ABS	21,133	21,051	167	169
Total debt securities	$23,282	$23,084	$1,552	$1,547

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of December 31, 2023
U.S. Government & other government related	$231	$—	$1,396	$(116)	$1,627	$(116)
State or local housing agency	—	—	8	—	8	—
FFELP ABS	—	—	314	(4)	314	(4)
MBS
GSE	6,062	(25)	6,861	(152)	12,923	(177)
Government guaranteed	—	—	17	—	17	—
Available-for-sale debt securities	$6,293	$(25)	$8,596	$(272)	$14,889	$(297)
As of December 31, 2022
U.S. Government & other government related	$1,130	$(60)	$386	$(72)	$1,516	$(132)
State or local housing agency	8	—	—	—	8	—
FFELP ABS	347	(10)	—	—	347	(10)
MBS
GSE	8,922	(89)	992	(56)	9,914	(145)
Government guaranteed	33	—	—	—	33	—
Available-for-sale debt securities	$10,440	$(159)	$1,378	$(128)	$11,818	$(287)

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

As of December 31, 2023	Par Value Amount		Weighted Average Contractual Interest Rate
Due in one year or less	$26,321	[a]	5.17%
One to two years	14,180		4.39%
Two to three years	8,592		4.08%
Three to four years	3,811		4.18%
Four to five years	4,423		3.39%
Five to fifteen years	8,129		3.13%
More than fifteen years	505		5.13%
Total	$65,961		4.43%
a    Of the advances due in one year or less, $4.0 billion remain outstanding to One Mortgage Partners Corp. (now JPMorgan Chase Bank, NA), our former captive insurance company member, whose membership was terminated in 2021 in connection with an FHFA rule.

The following table presents our advances by terms of contractual maturity and reconciles the par value of our advances to the carrying amount on our Statements of Condition as of the dates indicated.

As of	December 31, 2023	December 31, 2022
Fixed-rate due in one year or less	$11,959	$20,341
Fixed-rate due after one year	30,097	19,057
Total fixed-rate	42,056	39,398
Variable-rate due in one year or less	14,362	16,455
Variable-rate due after one year	9,543	11,604
Total variable-rate	23,905	28,059
Par value	65,961	67,457
Fair value hedging adjustments	(675)	(1,191)
Other adjustments	20	22
Advances	$65,306	$66,288

The following advance borrowers exceeded 10% of our advances outstanding.

As of December 31, 2023	Par Value	% of Total Outstanding
BMO Bank, NA	$11,066	16.8%
The Northern Trust Company	8,505	12.9%

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

As of	December 31, 2023	December 31, 2022
Medium term (15 years or less)	$1,450	$1,521
Long term (greater than 15 years)	9,820	8,502
Unpaid principal balance	11,270	10,023
Net premiums, credit enhancement, and/or deferred loan fees	168	163
Fair value hedging and delivery commitment basis adjustments	(23)	(21)
MPF Loans held in portfolio, before allowance for credit losses	11,415	10,165
Allowance for credit losses on MPF Loans	(5)	(5)
MPF Loans held in portfolio, net	$11,410	$10,160
Conventional mortgage loans	$10,514	$9,221
Government Loans	756	802
Unpaid principal balance	$11,270	$10,023

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

We did not record an allowance for credit losses related to our advances nor a liability for our letters of credit as of the end of these reporting periods based on the factors outlined below.

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

•Our credit outstanding is sufficiently well collateralized as of the end of these reporting periods - that is, the applicable agreement with a member requires that the member provide collateral value equal to its credit outstanding (unless we specifically require more for a particular member - for example, due to the member’s risk rating based on our credit analyses of our members). Further, we require our members to pledge additional collateral if we perceive additional risk.

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

Our long history of no credit losses on advances and letters of credit along with loss mitigation techniques is sufficient to support a conclusion of zero allowance for credit losses as of the end of these reporting periods.

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

The analysis on a pool basis includes consideration of various loan portfolio characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic credit losses. The model projects cash flows of estimated expected credit losses over the remaining life of an MPF Loan, which also considers how credit enhancements mitigate those credit losses through the MPF credit risk sharing structure at a Master Commitment (MC) level. The model relies on a number of assumptions, with the primary ones being a housing price index (HPI), the unemployment rate, and interest rates, including:

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

In addition to evaluating our model output, management included a qualitative adjustment to compensate for any model-to-actual differences and reflect economic uncertainty.

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

MPF Credit Risk Sharing Structure

Our allowance for credit losses considers the credit risk sharing structure of conventional MPF Loans held in portfolio, with credit losses absorbed in the following order:

•Borrower's equity.

•Primary mortgage insurance, if any.

•The PFI. We will withhold the PFI's scheduled performance credit enhancement income payment in order to reimburse ourselves for any losses allocated to the First Loss Account (FLA) in instances where performance based credit enhancement income payments are applicable to the MC under which the loan was sold to us. We refer to these reimbursable credit enhancement income payments as Recoverable CE Income. The FLA functions as a tracking mechanism for our first layer of loss exposure before determining the point at which a PFI's CE Amount would cover the next layer of losses. Our FLA exposure varies by MPF Loan product type - that is, MPF Original, MPF 35, MPF 100, MPF 125, and MPF Plus.

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

The entire population of conventional MPF Loans is analyzed using the MPF credit risk sharing structure at the MC level using roll rates and the total severity rate. The credit risk analysis determines the degree to which layers of the MPF credit risk sharing structure are available to recover losses on MPF Loans. PFIs deliver MPF Loans into pools designated by product specific MCs. The credit risk analysis is performed at an individual MC level since credit loss recovery from a PFI is MC- specific - that is, credit losses on a loan may be absorbed by the PFI only by its risk layer of the MC related to that loan.

The total losses resulting after factoring in the MPF credit risk sharing structure are then calculated. The adjusted total losses are then split into credit losses and noncredit losses. A credit loss only consists of the loss resulting from the timing and amount of unpaid principal on an MPF Loan and does not include periodic expenses incurred during the time period in which an MPF Loan has become REO. Such periodic expenses are noncredit losses, and they are directly expensed through the Statements of Income as incurred.

The following table presents the activity in our allowance for credit losses for MPF Loans for the three years ended December 31, 2023.

For the years ended December 31,	2023	2022	2021

Allowance for MPF credit losses beginning balance	$5	$5	$3
MPF credit losses charged-off	(1)	(3)	(2)
Credit loss recovery	1	1	1
Provision for (reversal of) MPF for credit losses	—	2	3
Allowance for MPF credit losses ending balance	$5	$5	$5

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	December 31, 2023			December 31, 2022
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2019 to 2023	Prior to 2019	Total	2018 to 2022	Prior to 2018	Total
Past due 30-59 days	$34	$23	$57	$34	$21	$55
Past due 60-89 days	7	8	15	7	6	13
Past due 90 days or more	5	16	21	17	18	35
Past due	46	47	93	58	45	103
Current	9,348	1,209	10,557	8,246	1,003	9,249
Total outstanding	$9,394	$1,256	$10,650	$8,304	$1,048	$9,352

As of	December 31, 2023			December 31, 2022
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$11	$5	$16	$19	$5	$24
Serious delinquency rate	0.22%	1.57%	0.31%	0.42%	1.90%	0.54%
Past due 90 days or more and still accruing interest	$4	$11	$15	$3	$15	$18
Loans on nonaccrual status	23	—	23	39	—	39
Loans on nonaccrual status with no allowance for credit losses	9	—	9	15	—	15

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

We did not establish an allowance for credit losses for our unsecured overnight interest-bearing deposits or federal funds sold as of December 31, 2023 since all federal funds sold were repaid and all unsecured overnight interest-bearing deposits were returned according to their contractual terms.

We invest in overnight securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs. Securities purchased under agreements to resell are secured by marketable securities held by a third party custodian and collateral is adjusted daily to ensure full collateral coverage. If the credit markets experience disruptions and as a result, one of our counterparties becomes insolvent or otherwise defaults on their obligations to us and the collateral is insufficient to cover our exposure, we may suffer a credit loss. We did not record credit losses for our securities purchased under an agreement to resell portfolio segment since the portfolio was not adversely classified and sufficient collateral existed as of December 31, 2023. We also did not establish an allowance for credit losses for overnight securities purchased under an agreement to resell as of December 31, 2023 since overnight securities purchased under agreements to resell were paid according to their contractual terms.

Community First Fund (the Fund)

We created the Fund, which is structured as an on-balance sheet revolving pool of funds, with a mission to provide access to capital that supports economic development and affordable housing needs in the communities that our members serve in Illinois and Wisconsin. This is accomplished by providing long-term, unsecured loans to community development intermediary organizations (Partners). Partners to the Fund are unregulated and are often less sophisticated than our regulated members. We calculate a loss allowance based on expected loss rates on representative rated securities and average tenor of the outstanding portfolio. As of December 31, 2023 we had $47 million in Fund loans outstanding compared to $47 million at December 31, 2022.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our allowance for credit losses on Fund loans.

For the year ended December 31,	2023	2022	2021

Allowance for Fund loan credit losses beginning balance	$7	$7	$7
Provision for (reversal of) Fund loan for credit losses	—	—	(1)
Other	—	—	1
Allowance for Fund loan credit losses ending balance	$7	$7	$7

Municipal Securities and Standby Bond Purchase Agreements

We invest in municipal securities consisting of Housing Finance Authority (HFA) securities and off-balance sheet Standby Bond Purchase Agreements (SBPAs) with HFAs. The HFA securities were classified as AFS. We review the ratings of the HFA securities and the corresponding Moody’s Default Balance to determine potential credit exposure. Our HFA securities are rated above BBB, and no credit losses were expected for HFA securities and SBPAs at December 31, 2023.

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

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	December 31, 2023	December 31, 2022
MPF Loans held in portfolio	$65	$51
HTM securities	15	9
AFS securities	90	81
Interest-bearing deposits	10	7
Federal funds sold	2	2
Securities purchased under agreements to resell	3	4
Advances	241	197
Accrued interest receivable	$426	$351

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

Managing Interest Rate Risk

We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate, such as SOFR. We use cash flow hedges to hedge the variability in the total proceeds received from rolling forecasted zero-coupon discount note issuance, attributable to changes in the benchmark interest rate, by entering into pay-fixed interest rate swaps. We did not use the cash flow hedge strategy for new transactions in 2023, but may elect to do so in the future.

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the negotiated provisions of such agreements to mitigate such risk, including, for example, terms related to master netting arrangements, collateral requirements, and other credit enhancements. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives.

As of December 31, 2023, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our bilateral derivative transactions are subject to variation margin requirements and are fully collateralized with a zero unsecured threshold. We pledged no investment securities for variation margin on our bilateral derivative transactions (that can be sold or repledged by our counterparty) as of December 31, 2023.

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if our aggregate uncleared derivative transaction exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to a third party custodian will have a security interest in the amount of initial margin required to be posted and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2023, we pledged and/or received initial margin with certain bilateral derivative counterparties.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $856 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at December 31, 2023. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at December 31, 2023.

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

As of	December 31, 2023			December 31, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$127,433	$1,058	$2,064	$90,805	$1,092	$2,825
Derivatives not in hedge accounting relationships-
Interest rate contracts	7,223	23	20	2,420	17	47
Mortgage delivery commitments	183	1	—	142	—	—
Other	116	—	1	119	2	—
Derivatives not in hedge accounting relationships	7,522	24	21	2,681	19	47
Gross derivative amount before netting adjustments and cash collateral	$134,955	1,082	2,085	$93,486	1,111	2,872
Netting adjustments and cash collateral		(1,000)	(2,065)		(1,086)	(2,862)
Derivatives on Statements of Condition		$82	$20		$25	$10
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$1,361			$2,124
Cash collateral received and related accrued interest	$296			$348

The following table presents the noninterest income - derivatives and economic hedging activities as presented in the Statements of Income.

For the years ending December 31,	2023	2022	2021
Economic hedges -
Interest rate contracts	$7	$66	$26
Other	—	4	(9)
Economic hedges	7	70	17
Variation margin on daily settled cleared derivatives	(91)	(22)	—
Noninterest income (loss) - Derivatives and hedging activities	$(84)	$48	$17

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

	Derivative Assets
	As of December 31, 2023			As of December 31, 2022
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$993	$88	$1,081	$1,004	$107	$1,111
Netting adjustments and cash collateral	(913)	(87)	(1,000)	(999)	(87)	(1,086)
Derivatives with legal right of offset - net	80	1	81	5	20	25
Derivatives without legal right of offset	1	—	1	—	—	—
Derivatives on Statements of Condition	81	1	82	5	20	25
Less:
Noncash collateral received or pledged and can be sold or repledged	61	—	61	—	—	—
Net amount	$20	$1	$21	$5	$20	$25

	Derivative Liabilities
	As of December 31, 2023			As of December 31, 2022
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,979	$106	$2,085	$2,785	$87	$2,872
Netting adjustments and cash collateral	(1,978)	(87)	(2,065)	(2,775)	(87)	(2,862)
Derivatives with legal right of offset - net	1	19	20	10	—	10
Derivatives on Statements of Condition	1	19	20	10	—	10
Less:
Noncash collateral received or pledged and can be sold or repledged	—	19	19	—	—	—
Net amount	$1	$—	$1	$10	$—	$10

At December 31, 2023 and December 31, 2022 we had $837 million and $692 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of December 31, 2023, we posted an additional $43 million in noncash initial margin collateral to our custodian for the benefit of certain bilateral derivative counterparties to offset initial margin exposure related to our bilateral derivative transactions.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in the fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of December 31, 2023 we did not have any active fair value hedges on our MPF Loans.

For the years ending December 31,	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
2023
Available-for-sale debt securities	$243	$311	$554
Advances	208	516	724
Consolidated obligation bonds	(380)	(1,146)	(1,526)
Other	—	1	1
Total	$71	$(318)	$(247)
2022
Available-for-sale debt securities	$2,368	$(2,427)	$(59)
Advances	1,535	(1,418)	117
Consolidated obligation bonds	(3,112)	2,905	(207)
Other	—	1	1
Total	$791	$(939)	$(148)
2021
Available-for-sale debt securities	$478	$(757)	$(279)
Advances	325	(533)	(208)
Consolidated obligation bonds	(180)	409	229
Other	—	(1)	(1)
Total	$623	$(882)	$(259)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
As of December 31, 2023
Available-for-sale securities	$19,962	$(1,554)	$194	$(1,360)
Advances	33,983	(675)	—	(675)
Consolidated obligation bonds	68,847	(1,956)	(11)	(1,967)
Other	179	—	3	3

As of December 31, 2022
Available-for-sale securities	$16,918	$(2,016)	$345	$(1,671)
Advances	19,790	(1,192)	2	(1,190)
Consolidated obligation bonds	47,416	(3,102)	(12)	(3,114)
Other	211	—	4	4

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

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 6 years. We reclassify amounts in AOCI into our Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. There were no deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months as of December 31, 2023. We did not use the cash flow hedge strategy for new transactions in 2023, but may elect to do so in the future.

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

For the years ending December 31,	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income

2023
Discount notes	$12	$42

2022
Discount notes	$114	$2
Bonds	—	(1)
Total	$114	$1

2021
Discount notes	$35	$(18)
Bonds	—	(1)
Total	$35	$(19)

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	December 31, 2023	December 31, 2022
Consolidated obligation discount notes - carrying amount	$28,109	$59,531
Consolidated obligation discount notes - principal amount	28,283	59,814
Weighted Average Interest Rate	5.23%	4.15%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2023	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$35,391	4.07%	$69,646
One to two years	11,026	2.92%	4,776
Two to three years	14,882	1.73%	4,332
Three to four years	6,483	2.73%	1,720
Four to five years	4,586	3.75%	1,243
Thereafter	10,007	2.82%	658
Total par value	$82,375	3.22%	$82,375

The following table presents consolidated obligation bonds outstanding by call feature.

As of	December 31, 2023	December 31, 2022
Noncallable	$19,068	$16,775
Callable	63,307	44,499
Par value	82,375	61,274
Fair value hedging adjustments	(1,967)	(3,114)
Other adjustments	(19)	(44)
Consolidated obligation bonds	$80,389	$58,116

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

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated.

As of	December 31, 2023	December 31, 2022
Fixed-rate	$74,760	$50,872
Variable-rate	820	1,120
Step-up	6,795	9,282
Step-down	—	—
Other	—	—
Par value	$82,375	$61,274

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of December 31, 2023 and December 31, 2022. Refer to Note 16 - Commitments and Contingencies for further details.

Par value as of	December 31, 2023			December 31, 2022
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$914,431	$289,885	$1,204,316	$712,178	$469,565	$1,181,743
FHLB Chicago as primary obligor	82,375	28,283	110,658	61,274	59,814	121,088
As a percent of the FHLB System	9%	10%	9%	9%	13%	10%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 - Affordable Housing Program

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an AHP by each FHLB. Through this program, we provide subsidies in the form of direct grants for members to support the acquisition, construction, and/or rehabilitation of affordable housing. Annually, each FHLB must set aside for its AHP the greater of 10% of its current year's income subject to assessments (e.g., excluding any interest expense related to MRCS), or the prorated sum required to ensure the aggregate contribution by the FHLBs is no less than $100 million. The exclusion of interest expense related to MRCS is a regulatory calculation that was established by the FHFA. Interest expense related to MRCS for 2023, 2022, and 2021, was, respectively, $17 million, $16 million, and $12 million. We accrue the regulatory AHP assessment monthly based on our income subject to assessments and recognize an AHP liability. As disbursements are made, the AHP liability is reduced. The regulatory AHP assessment funds affordable housing grants through our AHP General Fund and Downpayment Plus Programs.

The Bank also voluntarily contributes additional amounts to our DPP programs above the regulatory AHP assessment. Expenses related to voluntary contributions to the DPP programs are accrued when considered to be probable and estimable based on member demand (not to exceed a limit established by the Bank’s Board of Directors). Such expenses are recorded to the AHP liability until disbursed.

The following table summarizes the changes in the AHP liability for the periods indicated.

For the years ended December 31,	2023	2022	2021
AHP liability balance at beginning of year	$99	$85	$89
AHP assessment	75	48	32
Voluntary DPP expense	20	7	3
Cash disbursements for voluntary DPP	(17)	(7)	(3)
AHP assessments paid	(38)	(34)	(36)
AHP liability balance at end of year	$139	$99	$85

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

As of	December 31, 2023		December 31, 2022
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$4,735	$8,339	$5,074	$7,801
Total regulatory capital ratio	4.00%	7.04%	4.00%	6.15%
Leverage capital	$5,919	$12,508	$6,343	$11,701
Leverage capital ratio	5.00%	10.57%	5.00%	9.22%
Risk-based capital	$2,199	$8,339	$1,786	$7,801

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

Capital Concentration

The following member(s) (including any successor) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of December 31, 2023.

As of December 31, 2023	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Bank, NA	$501	14.9%	$—

Mandatorily Redeemable Capital Stock (MRCS)

The following table shows our MRCS redemption terms by year payable.

As of December 31, 2023	Amount
Two to three years	$80	[a]
Three to four years	1
Four to five years	2
Mandatorily Redeemable Capital Stock	$83
a    Represents the redemption period of Class B stock held by a former captive insurance company member which began immediately upon their terminations of membership on February 19, 2021, in accordance with the FHFA Rule on FHLB membership. However, based on our current excess stock repurchase practices, we expect to repurchase nearly all of their excess stock prior to the end of the redemption period.

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

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On January 26, 2024 our Board of Directors declared an 8.75% cash dividend (annualized) for Class B1 activity stock and a 5.125% cash dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the fourth quarter of 2023. This dividend totaled $78 million (recorded as $75 million dividends on capital stock and $3 million interest expense on mandatorily redeemable capital stock) and was paid on February 15, 2024. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Net Unrealized - Cash Flow Hedges
For the years ended December 31,	Available-for-sale Debt Securities		Post-Retirement Plans	AOCI
2023
Beginning balance	$(179)	$102	$(11)	$(88)
Other comprehensive income before reclassification - recorded to the Statements of Condition	(19)	12	22	15
Amounts reclassified in period to Statements of Income:
Net interest income		(42)		(42)
Noninterest expense			(1)	(1)
Ending balance	$(198)	$72	$10	$(116)

2022
Beginning balance	$366	$(11)	$(13)	$342
Other comprehensive income before reclassification - recorded to the Statements of Condition	(545)	114		(431)
Amounts reclassified in period to Statements of Income:
Net interest income		(1)		(1)
Noninterest expense			2	2
Ending balance	$(179)	$102	$(11)	$(88)

2021
Beginning balance	$292	$(65)	$(20)	$207
Other comprehensive income before reclassification - recorded to the Statements of Condition	75	35	(1)	109
Amounts reclassified in period to Statements of Income:
Net interest income		19		19
Noninterest income	(1)			(1)
Noninterest expense			8	8
Ending balance	$366	$(11)	$(13)	$342

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

Relevant information concerning the Pension Plan is outlined below:

•The Pension Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333.
•A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the Pension Plan year ended June 30, 2023, as of the date of filing of this Form 10-K filing.
•Our contributions for the years ending December 31, 2023, December 31, 2022, and December 31, 2021 was not more than 5% of the total contributions to the Pension Plan.
•The Pension Plan is not a collective bargaining agreement.
•We did not pay any surcharges to the Pension Plan.
•There was no funding improvement plan or rehabilitation plan implemented, nor is any such plan pending.

Contributions to the Pension Plan include both mandatory amounts required under federal law and discretionary contributions to improve the Plan's funded status. The Moving Ahead for Progress in the 21st Century Act (“MAP-21”), enacted in 2012, provided temporary relief for employers like the Bank who participate in plans for which funding contributions are determined under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows the Bank to use a 25-year average discount rate within an upper and lower range rather than the current discount rate when determining its minimum funding obligation. In effect, the discount rate under MAP-21 is higher than the current discount rate, which reduces the Bank’s minimum funding obligation and expense recognized into earnings. This is due to the inverse relationship between the discount rate and the pension liability and expense - that is, the higher the discount rate, the lower the liability and expense amount. This discount rate relief was extended in 2014 when the Highway and Transportation Funding Act (HATFA) was signed into law; again extended through 2020 when the Bipartisan Budget Act of 2015 (BBA 2015) was enacted in 2015; and again extended through 2021 with the American Rescue Plan of 2021 (ARPA). The Infrastructure Investment and Jobs Act (IIJA), also known as the Bipartisan Infrastructure Law (BIL), was signed into law on November 15, 2021 which further extended this discount rate relief through 2031.

The following table provides details on our multiemployer Pension Plan. The funded status is calculated as the market value of plan assets divided by the funding target and reflects contributions received through the plan year ended June 30.

Pension Plan	2023	2022	2021
Net pension cost (minimum required contribution) including administrative fees, charged to compensation and benefits expense for the years ended December 31,	$10	$2	$4
Prepaid pension contributions, in other assets, as of December 31,	55	63	64
Plan funded status as of the plan years ended June 30,	114%	119%	130%
Our portion of plan funded status as of the plan years ended June 30,	145%	159%	180%
In addition to the above Pension Plan we have a tax-qualified defined contribution 401(k) plan, an unfunded non- qualified deferred compensation plan, and a postretirement health and life insurance benefit plan. The financial amounts related to these plans were not material.

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

Assets for which fair value approximates carrying amount. Due to the short-term nature and negligible credit risk, we use the carrying amount to estimate fair value of cash and due from banks, interest-bearing deposits, and accrued interest receivable.

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

Federal Funds Sold and Securities Purchased Under Agreements to Resell. We determine the fair values of federal funds sold and securities purchased under agreements to resell using zero spread on the OIS curve.

Consolidated obligations. For consolidated obligations with embedded options, we estimate fair values based on clustering of two pricing vendors and our internal valuation model if the instrument has vendor pricing coverage. For consolidated obligations without embedded options or no vendor pricing coverage, we use our internal valuation model only. Our internal valuation models use standard valuation techniques and estimate fair values based on the following significant inputs for those consolidated obligations carried at fair value:

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
As of December 31, 2023
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,604	$2,604	$2,604
Federal funds sold and securities purchased under agreements to resell	11,868	11,868		$11,868
Held-to-maturity debt securities	1,552	1,547		1,541	$6
Advances	65,171	65,208		65,208
MPF Loans held in portfolio, net	11,405	10,427		10,422	5
Other assets	426	426		426
Carried at fair value on a recurring basis
Trading debt securities	1,769	1,769		1,769
Available-for-sale debt securities	23,084	23,084		23,084
Advances	135	135		135
Derivative assets	82	82		1,082		$(1,000)
Other assets	68	68		68
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	5	5			5
Financial assets	118,169	$117,223	$2,604	$115,603	$16	$(1,000)
Other nonfinancial assets	215
Assets	$118,384
Carried at amortized cost
Deposits	$(628)	$(628)		$(628)
Consolidated obligation discount notes	(24,518)	(24,507)		(24,507)
Consolidated obligation bonds	(79,282)	(77,953)		(77,953)
Mandatorily redeemable capital stock	(83)	(83)	$(83)
Other liabilities	(591)	(591)		(591)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(3,591)	(3,591)		(3,591)
Consolidated obligation bonds	(1,107)	(1,107)		(1,107)
Derivative liabilities	(20)	(20)		(2,085)		$2,065
Financial liabilities	(109,820)	$(108,480)	$(83)	$(110,462)	$—	$2,065
Other nonfinancial liabilities	(424)
Liabilities	$(110,244)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

As of December 31, 2022
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,605	$2,605	$2,605
Federal funds sold and securities purchased under agreements to resell	24,943	24,943		$24,943
Held-to-maturity debt securities	1,431	1,419		1,412	$7
Advances	65,627	65,581		65,581
MPF Loans held in portfolio, net	10,154	8,973		8,962	11
Other assets	351	351		351
Carried at fair value on a recurring basis
Trading debt securities	3	3		3
Available-for-sale debt securities	20,700	20,700		20,700
Advances	661	661		661
Derivative assets	25	25		1,111		$(1,086)
Other assets	109	109		109
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	6	6			6
Financial assets	126,615	$125,376	$2,605	$123,833	$24	$(1,086)
Other nonfinancial assets	238
Assets	$126,853
Carried at amortized cost
Deposits	$(571)	$(571)		$(571)
Consolidated obligation discount notes	(59,278)	(59,264)		(59,264)
Consolidated obligation bonds	(57,398)	(55,766)		(55,766)
Mandatorily redeemable capital stock	(248)	(248)	$(248)
Other liabilities	(240)	(240)		(240)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(253)	(253)		(253)
Consolidated obligation bonds	(718)	(718)		(718)
Derivative liabilities	(10)	(10)		(2,872)		$2,862
Financial liabilities	(118,716)	$(117,070)	$(248)	$(119,684)	$—	$2,862
Other nonfinancial liabilities	(672)
Liabilities	$(119,388)

We had no transfers between levels for the periods shown.

Level 3 Rollforward

There was no material activity for the periods reported for recurring Level 3 assets.

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

For the years ended December 31,	2023	2022	2021
Advances	$10	$(73)	$(46)
Discount notes	1	2	—
Bonds	(21)	23	4
Other	(1)	(8)	(4)
Noninterest income - Instruments held under the fair value option	$(11)	$(56)	$(46)

The following table reflects the difference between the aggregate UPB outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	December 31, 2023		December 31, 2022
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$145	$1,106	$680	$741
Fair value over (under) UPB	(10)	1	(19)	(23)
Fair value	$135	$1,107	$661	$718

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 16 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	December 31, 2023				December 31, 2022
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$5,274	$7,327	[a]	$12,601	$4,485	$6,265	[a]	$10,750
MPF delivery commitments	155	—		155	93	—		93
Advance commitments	1	5		6	76	5		81
Housing authority standby bond purchase agreements	91	439		530	56	485		541
Unsettled consolidated obligation bonds	10	—		10	65	—		65
Other	1	—		1	2	—		2
Commitments	$5,532	$7,771		$13,303	$4,777	$6,755		$11,532
a    Contains $6.4 billion and $5.8 billion of member standby letters of credit at December 31, 2023 and December 31, 2022, which were renewable annually.

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

Housing authority standby bond purchase agreements. We enter into agreements with state housing authorities within our district to provide them liquidity for a fee. Specifically, if required under the terms of the agreement, we purchase and hold a state housing authority's bonds until their designated marketing agent can find a suitable investor or the state housing authority repurchases the bond. As of December 31, 2023, these standby bond purchase commitments expire no later than 2028, although some may be renewable at our option. We purchased no bonds under these agreements during the periods presented above.

Advance commitments. We enter into forward-starting advances, which lock in a predetermined interest rate for an advance that will be funded at a future date subject to certain conditions.

MPF delivery commitments. Includes delivery commitments to purchase all MPF Loans, including MPF Loans we hold in our portfolio and MPF Loans that are subsequently sold or securitized.

Contingencies

Joint and Several Liability on Behalf of Another FHLB. We have a contingent obligation for the payment of principal and interest on consolidated obligations of all the FHLBs resulting from our joint and several liability. We did not expect to pay any additional amounts under our joint and several liability as of December 31, 2023 and December 31, 2022.

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

As of	December 31, 2023	December 31, 2022
Assets - Advances	$595	$386
Liabilities - Deposits	5	3
Equity - Capital Stock	28	18

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. These transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.

We have also, from time to time, assumed the outstanding consolidated obligations of another FHLB rather than issue new consolidated obligations. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the year ended December 31, 2023 the Bank assumed consolidated obligation discount notes with a par value of $4.32 billion from the FHLB of Atlanta with a corresponding transfer of funds to the Bank from the FHLB of Atlanta. The Bank did not assume any debt from other FHLBs during the year ended December 31, 2022.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		By:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	March 7, 2024		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		By:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	March 7, 2024		(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Ericson	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2024
Michael A. Ericson

/s/ Virxhini Gjonzeneli	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2024
Virxhini Gjonzeneli

*/s/ Joseph Fazio, III	Chairperson of the Board of Directors	March 7, 2024
Joseph Fazio, III

*/s/ Michelle L. Gross	Vice Chairperson of the Board of Directors	March 7, 2024
Michelle L. Gross

*/s/ James T. Ashworth	Director	March 7, 2024
James T. Ashworth

*/s/ Kathleen Burns	Director	March 7, 2024
Kathleen Burns

*/s/ Mary J. Cahillane	Director	March 7, 2024
Mary J. Cahillane

*/s/ Mark J. Eppli	Director	March 7, 2024
Mark J. Eppli

S-1

Federal Home Loan Bank of Chicago

Signature	Title	Date
*/s/ James H. Hegenbarth	Director	March 7, 2024
James H. Hegenbarth

*/s/ Betsy A. Johnson	Director	March 7, 2024
Betsy A. Johnson

*/s/ Phyllis Lockett	Director	March 7, 2024
Phyllis Lockett

*/s/ David J. Loundy	Director	March 7, 2024
David J. Loundy

*/s/ Kevin L. Newell	Director	March 7, 2024
Kevin L. Newell

*/s/ Michael G. O'Rourke	Director	March 7, 2024
Michael G. O'Rourke

*/s/ Lois A. Scott	Director	March 7, 2024
Lois A. Scott

*/s/ Ty R. Taylor	Director	March 7, 2024
Ty R. Taylor

*/s/ Kenneth D. Thompson	Director	March 7, 2024
Kenneth D. Thompson

*/s/ Daniel G. Watts	Director	March 7, 2024
Daniel G. Watts

*/s/ Maria E. Wynne	Director	March 7, 2024
Maria E. Wynne

*/s/ Andrea L. Zopp	Director	March 7, 2024
Andrea L. Zopp

* By: /s/ Laura M. Turnquest		March 7, 2024
Laura M. Turnquest, Attorney-in-fact

S-2