Form 10-Q
period 2024-03-31
Federal Home Loan Bank of Chicago
filed 2024-05-09
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of March 31, 2024, the registrant had 32,491,152 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	March 31, 2024	December 31, 2023
Assets
Cash and due from banks	$51	$34
Interest-bearing deposits	2,570	2,570
Federal funds sold	8,007	4,173
Securities purchased under agreements to resell	18,200	7,695
Investment debt securities -
Trading, $— and $— pledged as collateral that may be repledged	1,754	1,769
Available-for-sale, $23,220 and $23,282 amortized cost, includes $837 and $856 pledged as collateral that may be repledged	23,238	23,084
Held-to-maturity, $537 and $1,547 fair value	546	1,552
Investment debt securities	25,538	26,405
Advances, $134 and $135 carried at fair value	59,477	65,306
MPF Loans held in portfolio, net of $(5) and $(5) allowance for credit losses	11,721	11,410
Derivative assets	25	82
Other assets, $68 and $68 carried at fair value	692	709
net of $(7) and $(7) allowance for credit losses
Assets	$126,281	$118,384

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$142	$123
Demand and overnight - interest-bearing, $11 and $12 from other FHLBs	566	505
Deposits	708	628
Consolidated obligations, net -
Discount notes, $— and $3,591 carried at fair value	37,963	28,109
Bonds, $79 and $1,107 carried at fair value	78,186	80,389
Consolidated obligations, net	116,149	108,498
Derivative liabilities	2	20
Affordable Housing Program liability	149	139
Mandatorily redeemable capital stock	83	83
Other liabilities	834	876
Liabilities	117,925	110,244
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 24 and 26 million shares issued and outstanding	2,449	2,624
Class B2 membership stock, 7 and 7 million shares issued and outstanding	717	653
Capital stock - putable, $100 and $100 par value per share	3,166	3,277
Retained earnings - unrestricted	4,131	4,061
Retained earnings - restricted	954	918
Retained earnings	5,085	4,979
Accumulated other comprehensive income (loss) (AOCI)	105	(116)
Capital	8,356	8,140
Liabilities and capital	$126,281	$118,384

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,
	2024	2023
Interest income	$1,775	$1,582
Interest expense	1,528	1,360
Net interest income after provision for (reversal of) credit losses	247	222

Noninterest income -
Trading securities	2	—
Derivatives and hedging activities	15	(6)
Instruments held under the fair value option	(5)	(9)
MPF fees, $7 and $6 from other FHLBs	9	8
Other, net	3	3
Noninterest income (loss)	24	(4)

Noninterest expense -
Compensation and benefits	32	32
Nonpayroll operating expenses	25	21
Voluntary Community Investment contributions	6	—
Federal Housing Finance Agency and Office of Finance	5	5
Other, net	1	1
Noninterest expense	69	59

Income before assessments	202	159

Affordable Housing Program assessment	20	16

Net income	$182	$143

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,
	2024	2023
Net income	$182	$143

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	216	(162)
Net unrealized gain (loss) cash flow hedges	7	(17)
Postretirement plans	(2)	21
Other comprehensive income (loss)	221	(158)

Comprehensive income (loss)	$403	$(15)

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2023	26	$2,624	7	$653	$4,061	$918	$(116)	$8,140
Comprehensive income (loss)					146	36	221	403
Issuance of capital stock	6	669	—	—				669
Repurchases of capital stock	—	—	(8)	(780)				(780)
Transfers between classes of capital stock	(8)	(844)	8	844
Cash dividends - class B1 annualized rate and amount		8.75%			(71)			(71)
Cash dividends - class B2 annualized rate and amount				5.13%	(5)			(5)
Total change in period	(2)	(175)	—	64	70	36	221	216
March 31, 2024	24	$2,449	7	$717	$4,131	$954	$105	$8,356

December 31, 2022	23	$2,310	7	$679	$3,778	$786	$(88)	$7,465
Comprehensive income (loss)					115	28	(158)	(15)
Issuance of capital stock	14	1,336	—	—				1,336
Repurchases of capital stock	—	—	(8)	(779)				(779)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(1)				(1)
Transfers between classes of capital stock	(8)	(783)	8	783
Cash dividends - class B1 annualized rate and amount		7.13%			(45)			(45)
Cash dividends - class B2 annualized rate and amount				3.06%	(3)			(3)
Total change in period	6	553	—	3	67	28	(158)	493
March 31, 2023	29	$2,863	7	$682	$3,845	$814	$(246)	$7,958

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,	2024	2023
Operating	Net cash provided by (used in) operating activities	$786	$109
Investing	Net change federal funds sold	(3,834)	(732)
	Net change securities purchased under agreements to resell	(10,505)	5,755
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	246	320
	Purchases	(643)	(1,168)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	1,634	1,762
	Purchases	(627)	(973)
	Advances -
	Principal collected	334,209	594,788
	Issued	(328,709)	(607,774)
	MPF Loans held in portfolio -
	Principal collected	238	199
	Purchases	(554)	(218)
	Other investing activities	(3)	(2)
	Net cash provided by (used in) investing activities	(8,548)	(8,043)
Financing	Net change deposits, $(1) and $— from other FHLBs	80	275
	Discount notes -
	Net proceeds from issuance	190,201	67,426
	Payments for maturing and retiring	(180,317)	(76,006)
	Consolidated obligation bonds -
	Net proceeds from issuance	13,462	18,519
	Payments for maturing and retiring	(15,461)	(2,783)
	Capital stock -
	Proceeds from issuance	669	1,336
	Repurchases	(780)	(779)
	Cash dividends paid	(76)	(48)
	Other financing activities	1	(2)
	Net cash provided by (used in) financing activities	7,779	7,938
	Net increase (decrease) in cash and due from banks	17	4
	Cash and due from banks at beginning of period	34	35
	Cash and due from banks at end of period	$51	$39

Supplemental	Cash activities
	Interest paid	$1,232	$957
	Affordable Housing Program assessments paid	11	10
	Noncash activities
	Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	17	61
	Investment securities purchased but settled in subsequent periods	75	839

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited condensed financial statements and the accompanying notes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2023, included in our 2023 Annual Report on Form 10-K (2023 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

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

Basis of Presentation

The basis of presentation pertaining to the consolidation of our variable interest entities has not changed since we filed our 2023 Form 10-K. The basis of presentation pertaining to our gross versus net presentation of derivative financial instruments also has not changed since we filed our 2023 Form 10-K. Refer to Note 1- Background and Basis of Presentation to the financial statements in our 2023 Form 10-K with respect to our basis of presentation for consolidation of variable interest entities and our gross versus net presentation of financial instruments for further details.

Note 2 – Summary of Significant Accounting Policies

Our significant accounting policies adopted through December 31, 2023, can be found in Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2023 Form 10-K. We have not adopted any significant new policies in 2024.

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

	Three months ended March 31,
	2024	2023
Interest income -

Trading	$16	$—
Available-for-sale	368	297
Held-to-maturity	23	20
Investment debt securities	407	317

Advances	1,018	939

MPF Loans held in portfolio	107	80
Federal funds sold	87	127
Securities purchased under agreements to resell	104	67
Interest-bearing deposits	52	52

Interest income	1,775	1,582

Interest expense -

Consolidated obligations -
Discount notes	491	673
Bonds	1,024	672

Other	13	15

Interest expense	1,528	1,360

Net interest income	$247	$222

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	March 31, 2024	December 31, 2023
U.S. Government & other government related	$1,751	$1,766
MBS
GSE	3	3
Trading debt securities	$1,754	$1,769

The following table presents our gains and losses on trading debt securities recorded in Trading securities on our Condensed Statements of Income.

	Three months ended March 31,
	2024	2023
Net unrealized gains (losses) on securities held at period end	$2	$—
Net gains (losses) on trading debt securities	$2	$—

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of March 31, 2024
U.S. Government & other government related	$2,297		$5	$(130)	$2,172
State or local housing agency	8		—	—	8
FFELP ABS	1,823		61	(3)	1,881
MBS
GSE	19,045		161	(77)	19,129
Government guaranteed	47		1	—	48
Available-for-sale debt securities	$23,220		$228	$(210)	$23,238

As of December 31, 2023
U.S. Government & other government related	$2,141		$—	$(116)	$2,025
State or local housing agency	8		—	—	8
FFELP ABS	1,903		58	(4)	1,957
MBS
GSE	19,176		40	(177)	19,039
Government guaranteed	54		1	—	55
Available-for-sale debt securities	$23,282		$99	$(297)	$23,084
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of March 31, 2024
U.S. Government & other government related	$390		$—	$(10)	$380
MBS
GSE	132		1	—	133
Government guaranteed	18		—	—	18
Other	6		—	—	6
Held-to-maturity debt securities	$546		$1	$(10)	$537

As of December 31, 2023
U.S. Government & other government related	$1,385		$2	$(9)	$1,378
MBS
GSE	137		2	—	139
Government guaranteed	24		—	—	24
Other	6		—	—	6
Held-to-maturity debt securities	$1,552		$4	$(9)	$1,547
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

	Available-for-Sale		Held-to-Maturity
As of March 31, 2024	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$3	$3	$190	$189
Due after one year through five years	1,112	1,107	56	55
Due after five years through ten years	450	425	144	136
Due after ten years	740	645	—	—
MBS and FFELP ABS	20,915	21,058	156	157
Total debt securities	$23,220	$23,238	$546	$537

As of December 31, 2023
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$3	$3	$1,180	$1,181
Due after one year through five years	1,084	1,078	56	55
Due after five years through ten years	301	275	149	142
Due after ten years	761	677	—	—
MBS and FFELP ABS	21,133	21,051	167	169
Total debt securities	$23,282	$23,084	$1,552	$1,547

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of March 31, 2024
U.S. Government & other government related	$—	$—	$1,349	$(130)	$1,349	$(130)
State or local housing agency	—	—	8	—	8	—
FFELP ABS	—	—	302	(3)	302	(3)
MBS
GSE	108	(1)	5,249	(76)	5,357	(77)
Government guaranteed	—	—	14	—	14	—
Available-for-sale debt securities	$108	$(1)	$6,922	$(209)	$7,030	$(210)

As of December 31, 2023
U.S. Government & other government related	$231	$—	$1,396	$(116)	$1,627	$(116)
State or local housing agency	—	—	8	—	8	—
FFELP ABS	—	—	314	(4)	314	(4)
MBS
GSE	6,062	(25)	6,861	(152)	12,923	(177)
Government guaranteed	—	—	17	—	17	—
Available-for-sale debt securities	$6,293	$(25)	$8,596	$(272)	$14,889	$(297)

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

As of	March 31, 2024			December 31, 2023
	Par Value Amount		Weighted Average Contractual Interest Rate	Par Value Amount		Weighted Average Contractual Interest Rate
Due in one year or less	$25,199	[a]	4.98%	$26,321	[a]	5.17%
One to two years	11,238		4.36%	14,180		4.39%
Two to three years	7,329		3.99%	8,592		4.08%
Three to four years	4,192		4.21%	3,811		4.18%
Four to five years	3,793		3.17%	4,423		3.39%
Five to fifteen years	8,204		3.11%	8,129		3.13%
More than fifteen years	506		5.13%	505		5.13%
Total	$60,461		4.33%	$65,961		4.43%
a    At March 31, 2024 and December 31, 2023, of the advances due in one year or less, $4.0 billion remain outstanding to One Mortgage Partners Corp. (now JPMorgan Chase Bank, NA), our former captive insurance company member, whose membership was terminated in 2021 in connection with an FHFA rule.

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated.

As of	March 31, 2024	December 31, 2023
Par value	$60,461	$65,961
Fair value hedging adjustments	(1,000)	(675)
Other adjustments	16	20
Advances	$59,477	$65,306

The following advance borrowers exceeded 10% of our advances outstanding.

As of March 31, 2024	Par Value	% of Total Outstanding
The Northern Trust Company	$8,505	14.1%
BMO Bank, NA	7,000	11.6%

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

As of	March 31, 2024	December 31, 2023
Medium term (15 years or less)	$1,433	$1,450
Long term (greater than 15 years)	10,145	9,820
Unpaid principal balance (UPB)	11,578	11,270
Net premiums, credit enhancement, and/or deferred loan fees	170	168
Fair value hedging and delivery commitment basis adjustments	(22)	(23)
MPF Loans held in portfolio, before allowance for credit losses	11,726	11,415
Allowance for credit losses on MPF Loans	(5)	(5)
MPF Loans held in portfolio, net	$11,721	$11,410
Conventional mortgage loans	$10,829	$10,514
Government Loans	749	756
Unpaid principal balance	$11,578	$11,270

The above table excludes MPF Loans acquired under the MPF Xtra® and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2023 Form 10-K for information related to the accounting treatment of these off-balance sheet MPF Loan products.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2023 Form 10-K for further details regarding our accounting policies pertaining to allowances for credit losses.

Our allowances for credit losses are immaterial due to the nature of our credit enhancements, collateral support, and/or the credit worthiness of our counterparties. See Note 8 - Allowance for Credit Losses to the financial statements in our 2023 Form 10-K for more information.

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses on MPF Loans.

	Three months ended March 31,
For the periods ending	2024	2023

Allowance for MPF credit losses beginning balance	$5	$5
Allowance for MPF credit losses ending balance	$5	$5

Allowance for Credit Losses on Community First® Fund (the Fund)

As of March 31, 2024 and at December 31, 2023, we had $47 million in Fund loans outstanding, recorded in Other assets in our Condensed Statements of Condition.

As of March 31, 2024, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans.

	Three months ended March 31,
For the periods ending	2024	2023
Allowance for Fund loan credit losses beginning balance	$7	$7
Allowance for Fund loan credit losses ending balance	$7	$7

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	March 31, 2024			December 31, 2023
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2020 to 2024	Prior to 2020	Total	2019 to 2023	Prior to 2019	Total
Past due 30-59 days	$35	$34	$69	$34	$23	$57
Past due 60-89 days	5	10	15	7	8	15
Past due 90 days or more	7	18	25	5	16	21
Past due	47	62	109	46	47	93
Current	8,510	2,348	10,858	9,348	1,209	10,557
Total outstanding	$8,557	$2,410	$10,967	$9,394	$1,256	$10,650

As of	March 31, 2024			December 31, 2023
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$13	$6	$19	$11	$5	$16
Serious delinquency rate	0.24%	1.61%	0.33%	0.22%	1.57%	0.31%
Past due 90 days or more and still accruing interest	$4	$12	$16	$4	$11	$15
Loans on nonaccrual status	26	—	26	23	—	23
Loans on nonaccrual status with no allowance for credit losses	14	—	14	9	—	9

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	March 31, 2024	December 31, 2023
MPF Loans held in portfolio	$68	$65
HTM securities	3	15
AFS securities	89	90
Interest-bearing deposits	10	10
Federal funds sold	4	2
Securities purchased under agreements to resell	11	3
Advances	223	241
Accrued interest receivable	$408	$426

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Policies in our 2023 Form 10-K for our accounting policies for derivatives.

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

Managing Interest Rate Risk

We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate, such as the Secured Overnight Financing Rate (SOFR). We use cash flow hedges to hedge the variability in the total proceeds received from certain debt issuances, such as rolling forecasted zero-coupon discount notes or SOFR-indexed bonds, attributable to changes in the benchmark interest rate, by entering into pay-fixed interest rate swaps.

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

Managing Credit Risk on Derivative Agreements

Over-the-counter (bilateral) Derivative Transactions: We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative agreements. For bilateral derivative agreements, the degree of counterparty risk depends on the negotiated provisions of such agreements to mitigate such risk, including, for example, terms related to master netting arrangements, collateral requirements and other credit enhancements. We manage counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in our policies and FHFA regulations. We require collateral agreements on all over-the-counter derivatives.

As of March 31, 2024, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value to the financial statements in our 2023 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our bilateral derivative transactions are subject to variation margin requirements and are fully collateralized with a zero unsecured threshold. We pledged no investment securities for variation margin on our bilateral derivative transactions (that can be sold or repledged by our counterparty) as of March 31, 2024.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if our aggregate uncleared derivative transaction exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to a third party custodian will have a security interest in the amount of initial margin required to be posted and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of March 31, 2024, we pledged and/or received initial margin with certain bilateral derivative counterparties.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2023 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $837 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at March 31, 2024. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at March 31, 2024.

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

As of	March 31, 2024			December 31, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$118,197	$1,229	$2,058	$127,433	$1,058	$2,064
Derivatives not in hedge accounting relationships-
Interest rate contracts	4,752	59	29	7,223	23	20
Mortgage delivery commitments	327	1	—	183	1	—
Other	109	—	—	116	—	1
Derivatives not in hedge accounting relationships	5,188	60	29	7,522	24	21
Gross derivative amount before netting adjustments and cash collateral	$123,385	1,289	2,087	$134,955	1,082	2,085
Netting adjustments and cash collateral		(1,264)	(2,085)		(1,000)	(2,065)
Derivatives on Condensed Statements of Condition		$25	$2		$82	$20
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$1,271			$1,361
Cash collateral received and related accrued interest	451			296

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table presents the noninterest income - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended March 31,
For the periods ending	2024	2023
Economic hedges -
Interest rate contracts	$14	$10
Mortgage delivery commitments	—	2
Other	1	(1)
Economic hedges	15	11
Variation margin on derivatives	—	(17)
Noninterest income (loss) - Derivatives and hedging activities	$15	$(6)

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

	Derivative Assets
	As of March 31, 2024			As of December 31, 2023
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,194	$94	$1,288	$993	$88	$1,081
Netting adjustments and cash collateral	(1,187)	(77)	(1,264)	(913)	(87)	(1,000)
Derivatives with legal right of offset - net	7	17	24	80	1	81
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on Condensed Statements of Condition	8	17	25	81	1	82
Less:
Noncash collateral received or pledged and can be sold or repledged	—	—	—	61	—	61
Net amount	$8	$17	$25	$20	$1	$21

	Derivative Liabilities
	As of March 31, 2024			As of December 31, 2023
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$2,010	$77	$2,087	$1,979	$106	$2,085
Netting adjustments and cash collateral	(2,008)	(77)	(2,085)	(1,978)	(87)	(2,065)
Derivatives with legal right of offset - net	2	—	2	1	19	20
Derivatives without legal right of offset	—	—	—	—	—	—
Derivatives on Condensed Statements of Condition	2	—	2	1	19	20
Less:
Noncash collateral received or pledged and can be sold or repledged	—	—	—	—	19	19
Net amount	$2	$—	$2	$1	$—	$1

At March 31, 2024 and December 31, 2023, we had $837 million and $837 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of March 31, 2024, we posted an additional $3 million in noncash initial margin collateral to our custodian for the benefit of certain bilateral derivative counterparties to offset initial margin exposure related to our bilateral derivative transactions.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in the fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of March 31, 2024 we did not have any active fair value hedges on our MPF Loans.

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$617	$(475)	$142	$(374)	$476	$102
Advances	522	(325)	197	(167)	306	139
Consolidated obligation bonds	(573)	204	(369)	280	(614)	(334)
Total	$566	$(596)	$(30)	$(261)	$168	$(93)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of March 31, 2024	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$19,822	$(2,019)	$184	$(1,835)
Advances	32,594	(1,000)	—	(1,000)
Consolidated obligation bonds	60,158	(2,160)	(11)	(2,171)
Other	171	—	3	3

As of December 31, 2023
Available-for-sale securities	$19,962	$(1,554)	$194	$(1,360)
Advances	33,983	(675)	—	(675)
Consolidated obligation bonds	68,847	(1,956)	(11)	(1,967)
Other	179	—	3	3

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

For cash flow hedges, the entire change in the fair value of the hedging instrument is recorded in AOCI and reclassified into earnings (net interest income) as the hedged item affects earnings. Hedge effectiveness testing is performed to determine whether the hedge qualifies for hedge accounting.

We are exposed to the variability in the total net proceeds received from forecasted zero-coupon discount note or SOFR-indexed bond issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge the total net proceeds received from our "rolling" forecasted zero-coupon discount note or SOFR-indexed bond issuances attributable to changes in the benchmark interest rate. The maximum length of time over which we are hedging this exposure is 6 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. There were no deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months as of March 31, 2024.

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

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$18	$11	$(8)	$9

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2024	December 31, 2023
Consolidated obligation discount notes - carrying amount	$37,963	$28,109
Consolidated obligation discount notes - principal amount	38,147	28,283
Weighted Average Interest Rate	5.24%	5.23%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of March 31, 2024	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$34,521	3.93%	$67,001
One to two years	13,894	2.34%	5,559
Two to three years	12,587	2.12%	4,650
Three to four years	4,669	3.15%	1,909
Four to five years	4,338	3.72%	610
Thereafter	10,370	3.12%	650
Total par value	$80,379	3.21%	$80,379

The following table presents consolidated obligation bonds outstanding by call feature.

As of	March 31, 2024	December 31, 2023
Noncallable	$30,579	$19,068
Callable	49,800	63,307
Par value	80,379	82,375
Fair value hedging adjustments	(2,170)	(1,967)
Other adjustments	(23)	(19)
Consolidated obligation bonds	$78,186	$80,389

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2024, and December 31, 2023. See Note 16 - Commitments and Contingencies in our 2023 Form 10-K for further details.

Par value as of	March 31, 2024			December 31, 2023
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$884,427	$287,997	$1,172,424	$914,431	$289,885	$1,204,316
FHLB Chicago as primary obligor	80,379	38,147	118,526	82,375	28,283	110,658
As a percent of the FHLB System	9%	13%	10%	9%	10%	9%

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 – Capital and Mandatorily Redeemable Capital Stock (MRCS)

Under our Capital Plan our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. All stock that supports a member’s activity stock requirement with the Bank is classified as Class B1 activity stock. Any additional amount of stock necessary for the total amount of Class B stock held to equal a member’s minimum investment amount will be classified as Class B2 membership stock. Members purchase Class B2 membership stock to satisfy their membership stock requirement with the Bank. Stock held in excess of a member’s minimum investment requirement is classified as Class B2 excess capital stock. See Note 12 – Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2023 Form 10-K for further information on our capital stock and MRCS.

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements in Note 12 – Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2023 Form 10-K. We complied with our minimum regulatory capital requirements as shown below.

As of	March 31, 2024		December 31, 2023
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$5,051	$8,334	$4,735	$8,339
Total regulatory capital ratio	4.00%	6.60%	4.00%	7.04%
Leverage capital	$6,314	$12,502	$5,919	$12,508
Leverage capital ratio	5.00%	9.90%	5.00%	10.57%
Risk-based capital	$1,995	$8,334	$2,199	$8,339

Total regulatory capital and leverage capital includes MRCS but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

Additionally, an FHFA Advisory Bulletin sets forth guidance for each FHLB to maintain a ratio of at least two percent of capital stock to total assets. In accordance with this guidance, the FHFA considers the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLB’s capital management practices.

Capital Concentration

The following member(s) (including any successor) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of March 31, 2024.

As of March 31, 2024	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$343	10.6%	$—

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On May 3, 2024 our Board of Directors declared a 9.00% dividend (annualized) for Class B1 activity stock and a 5.125% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2024. This dividend totaled $72 million (recorded as $70 million dividends on capital stock and $2 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on May 15, 2024. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Note 12 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post - Retirement Plans	Total in AOCI
Three months ended March 31, 2024
Beginning balance	$(198)	$72	$10	$(116)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	216	18	(1)	233
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(11)		(11)
Noninterest expense			(1)	(1)
Ending balance	$18	$79	$8	$105
Three months ended March 31, 2023
Beginning balance	$(179)	$102	$(11)	$(88)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(162)	(8)	22	(148)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(9)		(9)
Noninterest expense			(1)	(1)
Ending balance	$(341)	$85	$10	$(246)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 – Fair Value

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the Condensed Statements of Condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We measure instrument-specific credit risk attributable to our consolidated obligations based on our nonperformance risk, which includes the credit risk associated with the joint and several liability of other FHLBs (see Note 16 - Commitments and Contingencies in our 2023 Form 10-K). As a result, we did not recognize any instrument-specific credit risk attributable to our consolidated obligations that are carried at fair value. See Note 2 - Summary of Significant Accounting Policies in our 2023 Form 10-K for our fair value policies and Note 15 - Fair Value in our 2023 Form 10-K for our valuation techniques and significant inputs. See Note 9 - Derivatives and Hedging Activities for more information on the Netting and Cash Collateral amounts. The net carrying amount in the below table is net of any allowance for credit losses.

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
March 31, 2024
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,621	$2,621	$2,621
Federal funds sold and securities purchased under agreements to resell	26,207	26,207		$26,207
Held-to-maturity debt securities	546	537		531	$6
Advances	59,343	59,482		59,482
MPF Loans held in portfolio, net	11,716	10,571		10,561	10
Other assets	408	408		408
Carried at fair value on a recurring basis
Trading debt securities	1,754	1,754		1,754
Available-for-sale debt securities	23,238	23,238		23,238
Advances	134	134		134
Derivative assets	25	25		1,289		$(1,264)
Other assets	68	68		68
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	5	5			5
Financial assets	126,065	$125,050	$2,621	$123,672	$21	$(1,264)
Other nonfinancial assets	216
Assets	$126,281

Carried at amortized cost
Deposits	$(708)	$(708)		$(708)
Consolidated obligation discount notes	(37,963)	(37,945)		(37,945)
Consolidated obligation bonds	(78,107)	(76,884)		(76,884)
Mandatorily redeemable capital stock	(83)	(83)	$(83)
Other liabilities	(559)	(559)		(559)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(79)	(79)		(79)
Derivative liabilities	(2)	(2)		(2,087)		$2,085
Financial liabilities	(117,501)	$(116,260)	$(83)	$(118,262)	$—	$2,085
Other nonfinancial liabilities	(424)
Liabilities	$(117,925)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2023
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,604	$2,604	$2,604
Federal funds sold and securities purchased under agreements to resell	11,868	11,868		$11,868
Held-to-maturity debt securities	1,552	1,547		1,541	$6
Advances	65,171	65,208		65,208
MPF Loans held in portfolio, net	11,405	10,427		10,422	5
Other assets	426	426		426
Carried at fair value on a recurring basis
Trading debt securities	1,769	1,769		1,769
Available-for-sale debt securities	23,084	23,084		23,084
Advances	135	135		135
Derivative assets	82	82		1,082		$(1,000)
Other assets	68	68		68
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	5	5			5
Financial assets	118,169	$117,223	$2,604	$115,603	$16	$(1,000)
Other nonfinancial assets	215
Assets	$118,384
Carried at amortized cost
Deposits	$(628)	$(628)		$(628)
Consolidated obligation discount notes	(24,518)	(24,507)		(24,507)
Consolidated obligation bonds	(79,282)	(77,953)		(77,953)
Mandatorily redeemable capital stock	(83)	(83)	$(83)
Other liabilities	(591)	(591)		(591)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(3,591)	(3,591)		(3,591)
Consolidated obligation bonds	(1,107)	(1,107)		(1,107)
Derivative liabilities	(20)	(20)		(2,085)		$2,065
Financial liabilities	(109,820)	$(108,480)	$(83)	$(110,462)	$—	$2,065
Other nonfinancial liabilities	(424)
Liabilities	$(110,244)

We had no transfers between levels for the periods shown.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. Financial instruments for which we elected the fair value option along with their related fair value are shown on our Condensed Statements of Condition. Refer to Note 2 – Summary of Significant Accounting Policies to the financial statements in our 2023 Form 10-K for further details.

The following table presents the gains (losses) in fair values of financial assets and liabilities carried at fair value under the fair value option, which are recognized in noninterest income - instruments held under the fair value option in our Condensed Statements of Income.

	Three months ended March 31,
	2024	2023
Advances	$(1)	$7
Discount notes	(2)	(9)
Bonds	(1)	(7)
Other	(1)	—
Noninterest income (loss) - Instruments held under the fair value option	$(5)	$(9)

The following table reflects the difference between the aggregate UPB outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	March 31, 2024		December 31, 2023
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$145	$81	$145	$1,106
Fair value over (under) UPB	(11)	(2)	(10)	1
Fair value	$134	$79	$135	$1,107

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	March 31, 2024				December 31, 2023
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$5,289	$7,507	[a]	$12,796	$5,274	$7,327	[a]	$12,601
MPF delivery commitments	260	—		260	155	—		155
Advance commitments	10	5		15	1	5		6
Housing authority standby bond purchase agreements	150	389		539	91	439		530
Unsettled consolidated obligation discount notes	2,500	—		2,500	—	—		—
Unsettled consolidated obligation bonds	1,481	—		1,481	10	—		10
Other	—	—		—	1	—		1
Commitments	$9,690	$7,901		$17,591	$5,532	$7,771		$13,303
a    Contains $6.5 billion and $6.4 billion of member standby letters of credit as of March 31, 2024, and December 31, 2023, which were renewable annually.

For a description of the commitments in the table above see Note 16 - Commitments and Contingencies to the financial statements in our 2023 Form 10-K.

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

As of	March 31, 2024	December 31, 2023
Assets - Advances	$463	$595
Liabilities - Deposits	5	5
Equity - Capital Stock	27	28

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Other selected data at period end
Member standby letters of credit outstanding	$12,796	$12,601	$13,431	$13,053	$10,465
MPF Loans par value outstanding - FHLB System [a]	68,532	68,300	67,583	66,294	65,420
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	19,019	19,060	18,853	18,458	18,232
Number of members	655	654	652	656	660
Total employees (full and part time)	479	486	498	491	499
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$1,977	$2,220	$2,954	$2,345	$1,152
Quarterly number of PFIs funding MPF products - FHLB System	553	549	577	553	479
MPF Loans par value amounts funded - FHLB Chicago PFIs	$588	$644	$865	$640	$266
Quarterly number of PFIs funding MPF products - FHLB Chicago	154	156	168	161	148
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.60%	7.04%	6.32%	6.26%	6.21%
Market value of equity to book value of equity	103%	105%	102%	106%	107%
Primary mission asset ratio [b]	71.6%	72.8%	72.7%	72.4%	71.5%
Dividend rate class B1 activity stock-period paid	8.75%	8.25%	8.00%	7.38%	7.13%
Dividend rate class B2 membership stock-period paid	5.13%	5.13%	5.00%	3.19%	3.06%
Return on average assets	0.56%	0.49%	0.51%	0.45%	0.42%
Return on average equity	8.64%	7.94%	8.71%	8.12%	7.31%
Average equity to average assets	6.48%	6.17%	5.86%	5.54%	5.75%
Net yield on average interest-earning assets	0.77%	0.84%	0.84%	0.70%	0.67%
Cash dividends	$76	$72	$70	$55	$48
Dividend payout ratio	41.76%	43.11%	38.25%	32.93%	33.57%
a    Includes all MPF products, whether on or off our balance sheet. See Mortgage Partnership Finance Program beginning on page 8 in our 2023 Form 10-K for details on our various MPF products.
b    Annual average year to date basis. The FHFA issued an advisory bulletin that provides guidance relating to a primary mission asset ratio by which the FHFA will assess each FHLB's core mission achievement. See Mission Asset Ratio on page 5 in our 2023 Form 10-K for more information.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Forward-Looking Information

Statements contained in this report, including statements describing the plans, objectives, projections, estimates, strategies, or future predictions or commitments of the Bank, statements of belief, any projections or guidance on dividends or other financial items, or any statements of assumptions underlying the foregoing, may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “expects,” “could,” "plans," “estimates,” “may,” “should,” “will,” their negatives, or other variations of these terms. We caution that, by their nature, forward-looking statements involve risks and uncertainties related to our operations and business and regulatory environment, all of which are difficult to predict and many of which are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in these forward-looking statements and could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, changes in perception, guidance, regulation, and/or legislation relating to the FHFA's Review and Analysis of the Federal Home Loan Bank System “FHLBank System at 100: Focusing on the Future” report, housing finance, the FHLBs, or GSE reform; changes in the Presidential Administration and the Congress; changes in our regulator or changes affecting our regulator and changes in the FHLB Act or applicable regulations; and the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

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

•regulatory limits on our investments;

•the impact of new business strategies; our ability to successfully maintain our balance sheet and cost infrastructure at an appropriate composition and size scaled to member demand; our ability to execute our business model, implement business process improvements and scale our size to our members' borrowing needs; the extent to which our members use our advances as part of their core financing rather than just as a back-up source of liquidity; and our ability to implement product enhancements and new products and generate enough volume in new products to cover our costs related to developing such products;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors starting on page 21 in our 2023 Form 10-K.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2024 Financial Highlights

•Advances outstanding decreased to $59.5 billion at March 31, 2024, compared to $65.3 billion at December 31, 2023, primarily attributable to depository members experiencing less funding needs on their balance sheets along with reduced loan demand which resulted in paydowns.

•MPF Loans held in portfolio increased to $11.7 billion at March 31, 2024, compared to $11.4 billion at December 31, 2023, primarily attributable to new acquisition volume that outpaced paydown and maturity activity.

•Total investment securities decreased to $25.6 billion at March 31, 2024, compared to $26.4 billion at December 31, 2023, primarily attributable to a reduction in investment in SBA securities, due to securities that matured and were not replaced.

•Total liquid assets increased to $28.8 billion at March 31, 2024, compared to $14.5 billion at December 31, 2023. We intend to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $126.3 billion as of March 31, 2024, compared to $118.4 billion as of December 31, 2023, with the change primarily attributable to an increase in our liquidity portfolio.

•Letters of credit commitments remained steady at $12.8 billion at March 31, 2024, compared to $12.6 billion at December 31, 2023.

•We recorded net income of $182 million in the first quarter of 2024, up $39 million compared to the first quarter of 2023. The increase was primarily due to increased returns on our investments and advances portfolio due to higher interest rates.

•In the first quarter of 2024, noninterest income (loss) was $24 million, an increase of $28 million when compared to a $(4) million loss for the first quarter of 2023. Gains from derivatives used to hedge our market risk exposure were the primary driver of this increase.

•As of March 31, 2024, we remained in compliance with all of our regulatory capital requirements.

Summary and Outlook

First Quarter 2024 Dividends and Dividend Guidance

On May 3, 2024, the Board of Directors declared a dividend of 9% (annualized) for Class B1 activity stock and a dividend of 5.125% (annualized) for Class B2 membership stock based on preliminary financial results for the first quarter of 2024. The dividend for the first quarter of 2024 will be paid by crediting members’ accounts on May 15, 2024. The Bank pays a higher dividend per share on activity stock compared to membership stock to recognize members’ support of the cooperative through the use of our products. We expect to maintain a dividend of at least 9% (annualized) for Class B1 activity stock for the second and third quarter of 2024, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Ongoing Commitment to Housing and Community Development

As of the end of the first quarter of 2024, the Bank had committed over $110 million to affordable housing and community development initiatives for 2024. We have allocated nearly $49 million toward our annual Affordable Housing Program (AHP) General Fund. Additionally, the Bank doubled the maximum per-project subsidy to $2 million in 2024 to increase the financial impact for future affordable housing projects and developments.

The Bank opened its Downpayment Plus® (DPP®) grant program in January 2024 with a budget of $39 million for 2024 and a new per member limit of $1 million annually, representing a nearly 43% increase over the 2023 limit of $700,000. This program allows participating members to help their low income-eligible borrowers with down payment and closing costs of up to $10,000.

Three Community First® grant programs enter their third year in 2024 after being created in response to critical needs of members and communities across Illinois and Wisconsin—the Diverse Developer Initiative, Housing Counseling Resource Program and Accelerate Grants for Small Business. We have committed more than $25 million to these programs in 2024 to target affordable housing development, access to financial education and funding for small businesses.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Additionally, the Bank offers Community Advances at below market rates to help members fund affordable housing and economic development needs in their communities, and more than $237 million was funded in first quarter 2024.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Critical Accounting Estimates

For a detailed description of our Critical Accounting Estimates see page 40 in our 2023 Form 10-K.

There have been no significant changes to our critical accounting estimates subsequent to December 31, 2023.

Results of Operations

Net Interest Income

Net interest income is the difference between the amount we recognize into interest income on our interest-earning assets and the amount we recognize into interest expense on our interest-bearing liabilities. These amounts were determined in accordance with GAAP and were based on the underlying contractual interest rate terms of our interest-earning assets and interest-bearing liabilities as well as the following items:

•Amortization of premiums;

•Accretion of discounts;

•Hedge ineffectiveness, which represents the difference between changes in the fair value of the derivative and the hedged item attributable to the hedged risk, is recognized into either interest income or interest expense, whichever is appropriate. For cash flow hedges, recognition occurs only when amounts are reclassified out of accumulated other comprehensive income (loss). Such recognition occurs when earnings are affected by the hedged item;

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	March 31, 2024			March 31, 2023			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$26,342	$407	6.18%	$22,656	$317	5.60%	$52	$38	$90
Advances	71,670	1,018	5.68%	78,573	939	4.78%	(82)	161	79
MPF Loans held in portfolio	11,575	107	3.70%	10,158	80	3.15%	11	16	27
Federal funds sold	6,484	87	5.37%	11,315	127	4.49%	(54)	14	(40)
Securities purchased under agreements to resell	7,714	104	5.39%	6,035	67	4.44%	19	18	37
Interest-bearing deposits	3,783	52	5.50%	4,461	52	4.66%	(8)	8	—
Other interest-earning assets	91	—	—%	136	—	—%	—	—	—
Interest-earning assets	127,659	1,775	5.56%	133,334	1,582	4.75%	(62)	255	193
Noninterest-earning assets	1,837			1,468
Total assets	$129,496			$134,802

Consolidated obligation discount notes	37,634	491	5.22%	60,742	673	4.43%	(256)	74	(182)
Consolidated obligation bonds	79,442	1,024	5.16%	61,755	672	4.35%	191	161	352
Other interest-bearing liabilities	933	13	5.57%	1,123	15	5.34%	(3)	1	(2)
Interest-bearing liabilities	118,009	1,528	5.18%	123,620	1,360	4.40%	(68)	236	168
Noninterest-bearing liabilities	3,077			3,353
Total liabilities	$121,086			$126,973

Net yield on interest-earning assets	$127,659	$247	0.77%	$133,334	$222	0.67%	$(7)	$32	$25

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•Interest income from investment debt securities increased primarily due to increased volume. To a lesser extent, higher market interest rates in 2024 compared to 2023 also contributed to this increase in interest income.

•Interest income from advances increased primarily due to higher market interest rates in 2024 compared to 2023, despite a decline in volume due to advances maturing in 2023 with a former captive insurance company member.

•Interest income from MPF Loans held in portfolio increased primarily due to the higher mortgage rate environment increasing the yield earned on new loan originations in 2024 compared to 2023. Secondarily, new acquisition volume that outpaced paydown and maturity activity also contributed to this increase in interest income.

•Interest income from overnight federal funds sold decreased primarily due to a decline in volume. While overall interest income on our overnight federal funds sold decreased, the interest rate on our overnight federal funds sold increased due to higher market interest rates in 2024 compared to 2023.

•Interest income from securities purchased under agreements to resell increased primarily due to increased volume and higher market interest rates in 2024 compared to 2023.

•Interest income from interest-bearing deposits was comparable to the prior period in 2023, despite a decline in volume.

•Interest expense on our shorter-termed consolidated obligation discount notes decreased as we paid down our discount notes in 2023 and increased our use of consolidated obligation bonds due to advantageous funding opportunities on our longer-termed debt. While overall interest expense on our discount notes decreased, the interest rate paid on our discount notes increased due to higher market interest rates in 2024 compared to 2023.

•Interest expense on our longer-termed consolidated obligation bonds increased primarily due to increased volume. To a lesser extent, higher market interest rates in 2024 compared to 2023 also contributed to this increase in interest expense.

•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 41.

Noninterest Income

	Three months ended March 31,
	2024	2023
Trading securities	$2	$—
Derivatives and hedging activities	15	(6)
Instruments held under the fair value option	(5)	(9)
MPF fees, $7 and $6 from other FHLBs	9	8
Other, net	3	3
Noninterest income (loss)	$24	$(4)

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Gains from our derivatives and hedging activities were the primary driver of the increase in noninterest income. For more information on our derivatives and hedging activities see the table showing the noninterest income - derivatives and economic hedging activities as presented in the Condensed Statements of Income on page 22 in Note 9 - Derivatives and Hedging Activities to the condensed financial statements.

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

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended March 31, 2024
Recorded in net interest income	$197	$142	$—	$10	$(369)	$—	$(20)
Recorded in derivatives and hedging activities	3	7	5	—	—	—	15
Recorded in trading securities	—	2	—	—	—	—	2
Recorded on instruments held under the fair value option	(1)	—	(1)	(2)	(1)	—	(5)
Total net effect gain (loss) of hedging activities	$199	$151	$4	$8	$(370)	$—	$(8)

Three months ended March 31, 2023
Recorded in net interest income	$139	$102	$—	$9	$(334)	$—	$(84)
Recorded in derivatives and hedging activities	(2)	—	(1)	14	—	(17)	(6)
Recorded on instruments held under the fair value option	7	—	—	(9)	(7)	—	(9)
Total net effect gain (loss) of hedging activities	$144	$102	$(1)	$14	$(341)	$(17)	$(99)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees for the three months ended March 31, 2024 were comparable to the comparable period in 2023.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Noninterest Expense

	Three months ended March 31,
	2024	2023
Compensation and benefits	$32	$32
Nonpayroll operating expenses	25	21
Voluntary Community Investment contributions	6	—
Federal Housing Finance Agency and Office of Finance	5	5
Other, net	1	1
Noninterest expense	$69	$59

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits for the three months ended March 31, 2024 were comparable to the prior period in 2023. We had 479 employees as of March 31, 2024, compared to 499 employees as of March 31, 2023.

Nonpayroll operating expenses increased as we continued our planned investment in information technology, specifically applications, infrastructure, and resiliency.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Recognizing that additional voluntary Community Investment contributions would be beneficial in meeting community needs in affordable housing, as well as business and community development, our Board of Directors approved, and management has allocated and begun to deploy, additional discretionary funds in 2024. For more information on these voluntary contributions, see Executive Summary on page 36.

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

	Three months ended March 31,
	2024	2023
MPF fees earned	$9	$8
Expenses related to MPF fees earned	9	8

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2023 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended March 31,		Balance remaining in AOCI as of
	2024	2023	March 31, 2024
Net unrealized gain (loss) available-for-sale debt securities	$216	$(162)	$18
Net unrealized gain (loss) cash flow hedges	7	(17)	79
Postretirement plans	(2)	21	8
Other comprehensive income (loss)	$221	$(158)	$105

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized gain on our AFS portfolio for 2024 was primarily due to spreads to swaps tightening in 2024. As these securities approach maturity, we expect the net unrealized gains in our AOCI as of March 31, 2024 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges for 2024 was primarily driven by higher market interest rates in 2024.

Postretirement plans

The loss recorded for 2024 was primarily due to an actuarial adjustment resulting from a decrease in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of March 31, 2024 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2024	December 31, 2023
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$28,828	$14,472
Investment debt securities	25,538	26,405
Advances	59,477	65,306
MPF Loans held in portfolio, net of allowance for credit losses	11,721	11,410
Other, net of allowance for credit losses	717	791
Assets	$126,281	$118,384

Consolidated obligation discount notes	$37,963	$28,109
Consolidated obligation bonds	78,186	80,389
Other	1,776	1,746
Liabilities	117,925	110,244
Capital stock	3,166	3,277
Retained earnings	5,085	4,979
Accumulated other comprehensive income (loss)	105	(116)
Capital	8,356	8,140
Total liabilities and capital	$126,281	$118,384

The following is an analysis of the above table and comparisons apply to March 31, 2024 compared to December 31, 2023.

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

In the first quarter of 2024, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities decreased at the end of the first quarter of 2024 compared to year end 2023 with the change primarily attributable to a reduction in investment in SBA securities, due to securities that matured and were not replaced.

Advances

Advance balances decreased at the end of the first quarter of 2024 compared to year end 2023. This was primarily attributable to depository members experiencing less funding needs on their balance sheets along with reduced loan demand which resulted in paydowns. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our remaining advances with our former captive insurance company member continue to mature, our total advance levels may decrease. For a discussion of risks relating to our former captive insurance company member see Risk Factors starting on page 21 in our 2023 Form 10-K. For details on our advances with our former captive insurance company member, see Note 6 - Advances.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at the end of the first quarter of 2024 compared to year end 2023. This was primarily attributable to new acquisition volume that outpaced paydown and maturity activity. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending March 31, 2024, we maintained a liquidity position in accordance with FHFA regulations and guidance, which may be amended from time to time, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 51 in our 2023 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:

Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $4.4 billion). As of March 31, 2024, our overnight liquidity was $32.7 billion or 26% of total assets, giving us an excess overnight liquidity of $28.3 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2024, we had excess liquidity of $55.7 billion to support member deposits.

Liquidity Reserves – As discussed on page 51 in the Liquidity, Funding, & Capital Resources section in our 2023 Form 10-K, the FHFA advisory bulletin on FHLB liquidity (the "Liquidity AB") requires that: (i) we hold positive cash flow assuming no access to the capital markets for a period of between ten to thirty calendar days and assuming renewal of all maturing advances, and (ii) we maintain liquidity reserves between one and 20 percent of our outstanding letter of credit commitments.

In an effort to satisfy our current liquidity requirements, we generally maintain increased balances in short-term or liquid investments. Depending on market conditions, the Liquidity AB may require the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see Risk Factors on page 21 in our 2023 Form 10-K.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the unpaid principal balance of (1) MPF Loans held in portfolio, (2) AFS securities, and (3) HTM securities (including ABS and MBS investments), by expected principal cash flows. The table is illustrative of our assumptions about the expected cash flows of our assets, including prepayments made in advance of maturity.

	MPF Loans	Investment Debt Securities
As of March 31, 2024	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,474	$974	$284
After one year through five years	4,432	7,111	191
After five years through ten years	2,981	14,666	69
After ten years	2,691	2,415	4
Total	$11,578	$25,166	$548

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 21 in our 2023 Form 10-K.

Funding

Conditions in Financial Markets

The Federal Open Market Committee (FOMC) kept the target fed funds rate unchanged at a rate of 5.25-5.50% at both its January 2024 and March 2024 meetings. At the March 2024 meeting, the FOMC indicated a median expectation of three rate cuts in 2024; however they also increased their expectations for 2024 U.S. Gross Domestic Product (GDP) and Personal Consumption Expenditures Price Index growth rates. With the exception of the 1-month maturity, yields for U.S. Treasuries were higher for all points across the curve at the end of the first quarter of 2024 relative to the prevailing yields at the end of the fourth quarter of 2023. After months of temporary measures, in March 2024, the U.S. Congress passed a bill to fund the U.S. government through September 2024; however, historically, the threat of government shutdowns has not had a significant impact on the FHLBs’ ability to issue debt at attractive levels.

According to the Department of Commerce, GDP increased in the fourth quarter of 2023 as a result of increases in consumer spending, state and local government spending, exports, nonresidential fixed investment, federal government spending and residential fixed investment. The U.S. stock market was higher at the end of the first quarter of 2024, with the Dow Jones Industrial Average at 39,807 points on March 31, 2024, versus 37,690 points on December 31, 2023.

We maintained ready access to funding throughout the first quarter of 2024.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Condensed Statements of Cash Flows

Net cash flows from operating activities

Three months ended March 31,	2024	2023
Net cash provided by (used in) operating activities	$786	$109

In 2024, the majority of our operating cash inflows was related to cash received from clearinghouses to settle mark-to-market positions and net income. In 2023, the majority of our operating cash inflows were related to cash received from net income.

Net cash flows from investing activities with significant activity

Three months ended March 31,	2024	2023
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$(14,339)	$5,023
Investment debt securities	610	(59)
Advances	5,500	(12,986)
MPF Loans held in portfolio	(316)	(19)
Other	(3)	(2)
Net cash provided by (used in) investing activities	$(8,548)	$(8,043)

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

•In 2024 our net cash inflows from investment debt securities was primarily attributable to a reduction in investment in SBA securities, due to securities that matured and were not replaced. In 2023 our net cash outflows from investment debt securities were primarily attributable to an increase in investment in GSE mortgage-backed securities.

•In 2024 our net cash inflows for advances was attributable to depository members experiencing less funding needs on their balance sheets along with reduced loan demand which resulted in paydowns. In 2023 our net cash outflows for advances were attributable to increased borrowing from our depository members, including in connection with the banking industry volatility that occurred in early March 2023.

•In 2024 and 2023 our net cash outflows for MPF Loans held in portfolio was due to new-acquisition volume that outpaced paydown and maturity activity.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Net cash flows from financing activities with significant activity

Three months ended March 31,	2024	2023
Consolidated obligation discount notes	$9,884	$(8,581)
Consolidated obligation bonds	(1,999)	15,736
Other	(106)	783
Net cash provided by (used in) financing activities	$7,779	$7,938

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the three months ended March 31, unless otherwise stated.

•In 2024 we paid down our bonds and increased our use of discount notes to align with advantageous funding opportunities. The increased borrowing on our discount notes reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above. In 2023 we paid down our discount notes and increased our use of bonds to align with advantageous funding opportunities. The increased borrowing on our bonds reflects an increase in debt financing to match the overall increase in assets (primarily advances) outstanding as discussed in investing activities above.

•In 2024 our net cash outflows for Other was primarily due to repurchases of our capital stock. In 2023 our net cash inflows for Other were primarily due to proceeds from issuance of our capital stock.

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

Under the Capital Plan, each member’s activity stock requirement is set at 4.5% for advances other than those borrowed under RCAP as further discussed below. The Capital Plan provides that the Board of Directors may periodically adjust members' activity stock requirement for advances between a range of 2% and 5% of a member's outstanding advances.

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

For details on our capital stock requirements under our capital plan for year-end 2023, see Capital Resources on page 58 in our 2023 Form 10-K. Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

For details on our minimum regulatory capital requirements see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the condensed financial statements in this Form 10-Q, and Minimum Capital Requirements in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2023 Form 10-K.

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At March 31, 2024, RCAP advances outstanding totaled $11.7 billion to 91 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

Repurchase of Excess Capital Stock

Members may request repurchase of excess capital stock on any business day. Additionally, on a monthly basis, the Bank will repurchase excess capital stock held by each member or former member that exceeds certain thresholds set by the Bank. All repurchases of excess capital stock, including any future monthly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices. For details on the financial and capital thresholds relating to repurchases, see Repurchase of Excess Capital Stock on page 61 in our 2023 Form 10-K.
Capital Amounts

The following table reconciles our capital reported in our Condensed Statements of Condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in liabilities in our Condensed Statements of Condition.

	March 31, 2024	December 31, 2023
Capital stock	$3,166	$3,277
Mandatorily redeemable capital stock (MRCS) recorded as a liability	83	83
Regulatory capital stock	3,249	3,360
Retained earnings	5,085	4,979
Regulatory capital	$8,334	$8,339

Capital stock	$3,166	$3,277
Retained earnings	5,085	4,979
Accumulated other comprehensive income (loss)	105	(116)
GAAP capital	$8,356	$8,140

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

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. On May 3, 2024, our Board of Directors declared a 9.00% dividend (annualized) for Class B1 activity stock and a 5.125% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

2024. This dividend totaled $72 million (recorded as $70 million dividends on capital stock and $2 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on May 15, 2024.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend payment remains subject to declaration by our Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information on our Retained Earnings and Dividend Policy, see page 62 in our 2023 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement in Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2023 Form 10-K.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Credit Risk Management

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our members' overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information, please see Credit Risk Management starting on page 64 in our 2023 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $60.5 billion were advances (par value) and $12.8 billion were letters of credit at March 31, 2024, compared to $66.0 billion and $12.6 billion at December 31, 2023.

	March 31, 2024			December 31, 2023
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	516	$71,342	$170,081	516	$77,291	$167,023
4	11	2,084	2,573	10	1,453	1,916
5	6	81	123	8	77	135
Total	533	$73,507	$172,777	534	$78,821	$169,074

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

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by the borrower's equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan held in portfolio balance, our ability to recover losses from primary mortgage insurance, Recoverable CE Income, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. For further details see Loss Structure for Credit Risk Sharing Products on page 9 in our 2023 Form 10-K, and Credit Risk Exposure and Setting Credit Enhancement Levels starting on page 67 in our 2023 Form 10-K.

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the three months ended March 31, 2024 and 2023, we purchased and concurrently delivered $0.1 billion and $0.1 billion in unpaid principal balance of these loans to Fannie Mae.

For additional details on our mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached, see Mortgage Repurchase Risk on page 69 in our 2023 Form 10-K.

Investment Debt Securities

We hold a variety of investment debt securities, mostly government backed or insured securities, and we believe these

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

investments are currently low risk. Except for an immaterial amount, all are rated at least AA and there were no material changes in the credit ratings of these securities since December 31, 2023. For further details see Investment Debt Securities on page 71 in our 2023 Form 10-K.

Unsecured Short-Term Investments

See Unsecured Short-Term Investments on page 73 in our 2023 Form 10-K for further details on our unsecured short-term investments as well as policies and procedures to limit and monitor our unsecured credit risk exposure.

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

As of March 31, 2024	AA	A	Total
Domestic U.S.
Interest-bearing deposits	$—	$2,570	$2,570
Foreign commercial banks - federal funds sold:
Australia	—	1,100	1,100
Canada	—	2,850	2,850
Finland	657	—	657
France	—	400	400
Germany	—	1,100	1,100
Netherlands	—	800	800
Norway	1,100	—	1,100
Total U.S. branches and agency offices of foreign commercial banks	1,757	6,250	8,007
Total unsecured credit exposure	$1,757	$8,820	$10,577

All $10.58 billion of the unsecured credit exposure shown in the above table were overnight investments.

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

The following table presents our derivative positions where we have such credit exposures. The ratings shown in the following table reflect the lowest long-term debt rating reported among the three largest NRSROs. FHFA regulations require the Bank to develop and assign internal credit ratings for its counterparties that do not rely exclusively on ratings reported by NRSROs. As such, the ratings shown in the following table are for presentation purposes only. Noncash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the DCOs for cleared derivatives and is included in our derivative positions with credit exposure. Noncash collateral pledged also consists of net initial margin exchanged on our bilateral derivatives, which for presentation purposes we have reported on a net basis. As of March 31, 2024, we had no material concentration of credit risk with any one bilateral derivative counterparty.

	Net Derivative Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties	[a]
As of March 31, 2024
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$130	$(128)	$—	$2
Cleared derivatives	17	—	837	854

Overcollateralized liability positions -
Bilateral derivatives -
A	(558)	561	—	3
BBB	(699)	700	3	4
Nonmember counterparties	(1,110)	1,133	840	863
Member counterparties	1	—	—	1
Total	$(1,109)	$1,133	$840	$864
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

FHFA's Review and Analysis of the FHLB System. On November 7, 2023, the FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future,” presenting its review and analysis of the FHLB System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLB System. The report focused on four broad themes: (1) the mission of the FHLB System; (2) the FHLB System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLB System operational efficiency, structure, and governance. The FHFA expects to continue a multi-year collaborative effort with the FHLBs, FHLB member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

In April 2024, the FHFA provided an update on its plan to implement the report’s recommendations and announced key priorities for 2024. Among others, these priorities include (1) clarifying the FHLB System mission; (2) aligning eligibility requirements for different types of FHLB members; (3) streamlining requirements related to the AHP; and (4) strengthening FHLB evaluation of member creditworthiness. The FHFA stated that it would maintain transparency and continue robust stakeholder engagement during the implementation process, including seeking input on FHLB mission achievement and members’ connection to housing and community development.

The Bank continues to monitor the FHFA’s efforts to implement the recommendations from the report, and we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on the Bank or the FHLB System in the future. We plan to continue to engage with the FHFA and other stakeholders in an effort to ensure that the FHLB System remains well positioned to serve our members and their communities. For a further discussion of the report and related risks, see the Legislative and Regulatory Developments and Risk Factors sections of our 2023 Form 10-K.

SEC Final Rule on the Enhancement and Standardization of Climate-Related Disclosures for Investors. On March 6, 2024, the SEC adopted a final rule that will require registrants to disclose certain climate-related information in their annual reports (the Climate Disclosure Rules). Following several petitions seeking judicial review of the Climate Disclosure Rules, on April 4, 2024, the SEC exercised its discretion to stay the Climate Disclosure Rules pending the completion of judicial review to avoid regulatory uncertainty for registrants subject to rules’ requirements during the pendency of the challenges to their validity.

As issued, the Climate Disclosure Rules will require disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about a registrant’s board of directors’ oversight of climate-related risks and management’s role in managing such risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. In addition, certain disclosures related to severe weather events and other natural conditions will be required in a registrant’s audited financial statements. The Bank will be subject to the requirements of the Climate Disclosure Rules applicable to the Bank beginning with its annual report for fiscal year 2027. The Bank continues to review the Climate Disclosure Rules and their impact on the Bank’s financial condition and results of operations, including the possible effect on costs and complexities associated with its SEC reporting.

FHFA Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 29, 2024, the FHFA released its final rule that specifies requirements related to the FHLBs’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (i) addresses the enforcement authority of the FHFA; (ii) articulates standards related to the board of directors’ oversight of fair housing, fair lending, and principles of equitable housing; and (iii) requires each FHLB to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (Equitable Housing Report Requirements). The final rule will become effective 60 days after the date it is published in the Federal Register, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Bank is continuing its review of the final rule and evaluating the impact it may have on the Bank and its operations.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Asset/Liability Management Committee and its subcommittees provide oversight of our risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 75 in our 2023 Form 10-K for further discussion on market risk.

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

	March 31, 2024		December 31, 2023
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$40	$(650)	$(112)	$(650)
-100 bp	44	(290)	(30)	(290)
-50 bp	28	(130)	(8)	(130)
-25 bp	15	(65)	(2)	(65)
+25 bp	(17)	(65)	(2)	(65)
+50 bp	(35)	(130)	(7)	(130)
+100 bp	(74)	(290)	(26)	(290)
+200 bp	(157)	(650)	(86)	(650)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of March 31, 2024	As of December 31, 2023
Yield Curve Risk	$1	$8
Option Risk
Implied Volatility	(3)	(5)
Prepayment Speeds	1	—
Basis Risk
Spread to Swap Curve	(9)	(3)

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

As of March 31, 2024, our sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $(3) million, compared to $(5) million at December 31, 2023. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	March 31, 2024	December 31, 2023
Down 200 bps	-0.2	-1.1
Base	0.7	0.0
Up 200 bps	0.9	0.7

As of March 31, 2024, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $221 million, and our market value of equity to book value of equity ratio was 103%, compared to $390 million and 105% at December 31, 2023. The decline in the market value of equity to book value of equity was largely a result of funding spread tightening in the markets.

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 83 in our 2023 Form 10-K.

Federal Home Loan Bank of Chicago

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any proceedings that might have a material effect on the Bank's financial condition or results of operations.
Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section starting on page 21 in our 2023 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

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
GSEs: Government-sponsored enterprises.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	May 9, 2024		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		Name:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 9, 2024		(Principal Financial Officer and Principal Accounting Officer)