Form 10-Q
period 2024-06-30
Federal Home Loan Bank of Chicago
filed 2024-08-12
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, the registrant had 32,886,147 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$25	$34
Interest-bearing deposits	2,570	2,570
Federal funds sold	4,137	4,173
Securities purchased under agreements to resell	13,300	7,695
Investment debt securities -
Trading	2,744	1,769
Available-for-sale, $24,211 and $23,282 amortized cost, includes $787 and $856 pledged as collateral that may be repledged	24,254	23,084
Held-to-maturity, $1,163 and $1,547 fair value	1,171	1,552
Investment debt securities	28,169	26,405
Advances, $129 and $135 carried at fair value	60,708	65,306
MPF Loans held in portfolio, net of $(5) and $(5) allowance for credit losses	12,381	11,410
Derivative assets	65	82
Other assets, $76 and $68 carried at fair value	1,465	709
net of $(8) and $(7) allowance for credit losses
Assets	$122,820	$118,384

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$158	$123
Demand and overnight - interest-bearing, $11 and $12 from other FHLBs	644	505
Deposits	802	628
Consolidated obligations, net -
Discount notes, $— and $3,591 carried at fair value	42,852	28,109
Bonds, $80 and $1,107 carried at fair value	69,493	80,389
Consolidated obligations, net	112,345	108,498
Derivative liabilities	5	20
Affordable Housing Program liability	148	139
Mandatorily redeemable capital stock	83	83
Other liabilities	933	876
Liabilities	114,316	110,244
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 25 and 26 million shares issued and outstanding	2,496	2,624
Class B2 membership stock, 7 and 7 million shares issued and outstanding	710	653
Capital stock - putable, $100 and $100 par value per share	3,206	3,277
Retained earnings - unrestricted	4,187	4,061
Retained earnings - restricted	986	918
Retained earnings	5,173	4,979
Accumulated other comprehensive income (loss) (AOCI)	125	(116)
Capital	8,504	8,140
Liabilities and capital	$122,820	$118,384

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest income	$1,758	$1,903	$3,533	$3,485
Interest expense	1,522	1,649	3,050	3,009
Net interest income	236	254	483	476
Provision for (reversal of) credit losses	1	—	1	—
Net interest income after provision for (reversal of) credit losses	235	254	482	476

Noninterest income -
Trading securities	3	(8)	5	(8)
Derivatives and hedging activities	2	(16)	17	(22)
Instruments held under the fair value option	(1)	13	(6)	4
MPF fees, $7, $6, $14 and $12 from other FHLBs	9	8	18	16
Other, net	4	3	7	6
Noninterest income (loss)	17	—	41	(4)

Noninterest expense -
Compensation and benefits	32	31	64	63
Nonpayroll operating expenses	25	28	50	49
Voluntary Community Investment contributions	14	1	20	1
Federal Housing Finance Agency and Office of Finance	4	4	9	9
Other, net	1	3	2	4
Noninterest expense	76	67	145	126

Income before assessments	176	187	378	346

Affordable Housing Program assessment	18	20	38	36

Net income	$158	$167	$340	$310

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$158	$167	$340	$310

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	25	182	241	20
Net unrealized gain (loss) cash flow hedges	(5)	11	2	(6)
Postretirement plans	—	—	(2)	21
Other comprehensive income (loss)	20	193	241	35

Comprehensive income (loss)	$178	$360	$581	$345

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
March 31, 2024	24	$2,449	7	$717	$4,131	$954	$105	$8,356
Comprehensive income					126	32	20	178
Issuance of capital stock	7	642	—	9				651
Repurchases of capital stock	—	—	(6)	(611)				(611)
Transfers between classes of capital stock	(6)	(595)	6	595
Cash dividends - class B1 annualized rate and amount		9.00%			(65)			(65)
Cash dividends - class B2 annualized rate and amount				5.13%	(5)			(5)
Total change in period, excl. cumulative effect	1	47	—	(7)	56	32	20	148
June 30, 2024	25	$2,496	7	$710	$4,187	$986	$125	$8,504

March 31, 2023	29	$2,863	7	$682	$3,845	$814	$(246)	$7,958
Comprehensive income					133	34	193	360
Issuance of capital stock	8	906	—	9				915
Repurchases of capital stock	—	—	(9)	(924)				(924)
Transfers between classes of capital stock	(8)	(849)	8	849
Cash dividends - class B1 annualized rate and amount		7.38%			(52)			(52)
Cash dividends - class B2 annualized rate and amount				3.19%	(3)			(3)
Total change in period, excl. cumulative effect	—	57	(1)	(66)	78	34	193	296
June 30, 2023	29	$2,920	6	$616	$3,923	$848	$(53)	$8,254

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2023	26	$2,624	7	$653	$4,061	$918	$(116)	$8,140
Comprehensive income (loss)					272	68	241	581
Issuance of capital stock	13	1,311	—	9				1,320
Repurchases of capital stock	—	—	(14)	(1,391)				(1,391)
Transfers between classes of capital stock	(14)	(1,439)	14	1,439
Cash dividends - class B1 annualized rate and amount		8.88%			(136)			(136)
Cash dividends - class B2 annualized rate and amount				5.13%	(10)			(10)
Total change in period	(1)	(128)	—	57	126	68	241	364
June 30, 2024	25	$2,496	7	$710	$4,187	$986	$125	$8,504

December 31, 2022	23	$2,310	7	$679	$3,778	$786	$(88)	$7,465
Comprehensive income (loss)					248	62	35	345
Issuance of capital stock	22	2,242	—	9				2,251
Repurchases of capital stock	—	—	(17)	(1,703)				(1,703)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	—	—	(1)				(1)
Transfers between classes of capital stock	(16)	(1,632)	16	1,632
Cash dividends - class B1 annualized rate and amount		7.26%			(97)			(97)
Cash dividends - class B2 annualized rate and amount				3.13%	(6)			(6)
Total change in period	6	610	(1)	(63)	145	62	35	789
June 30, 2023	29	$2,920	6	$616	$3,923	$848	$(53)	$8,254

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Six months ended June 30,	2024	2023
Operating	Net cash provided by (used in) operating activities	$1,011	$915
Investing	Net change federal funds sold	36	(1,511)
	Net change securities purchased under agreements to resell	(5,605)	9,150
	Trading debt securities -
	Purchases	(1,737)	(1,749)
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	452	476
	Purchases	(1,756)	(2,569)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	1,653	1,787
	Purchases	(1,271)	(1,741)
	Advances -
	Principal collected	808,550	1,198,281
	Issued	(804,235)	(1,211,574)
	MPF Loans held in portfolio -
	Principal collected	523	419
	Purchases	(1,507)	(801)
	Other investing activities	(8)	(6)
	Net cash provided by (used in) investing activities	(4,905)	(9,838)
Financing	Net change deposits, $— and $— from other FHLBs	174	271
	Discount notes -
	Net proceeds from issuance	347,286	278,798
	Payments for maturing and retiring	(332,497)	(298,898)
	Proceeds on discount note transfers with other FHLBs	—	4,266
	Consolidated obligation bonds -
	Net proceeds from issuance	21,411	35,839
	Payments for maturing and retiring	(32,273)	(11,800)
	Capital stock -
	Proceeds from issuance	1,320	2,251
	Repurchases	(1,391)	(1,703)
	Cash dividends paid	(146)	(103)
	Other financing activities	1	(3)
	Net cash provided by (used in) financing activities	3,885	8,918
	Net increase (decrease) in cash and due from banks	(9)	(5)
	Cash and due from banks at beginning of period	34	35
	Cash and due from banks at end of period	$25	$30

Supplemental	Cash activities
	Interest paid	$2,428	$1,944
	Affordable Housing Program assessments paid	29	22
	Noncash activities
	Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	37	84
	Investment securities purchased but settled in subsequent periods	189	350

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest income -

Trading	$18	$5	$34	$5
Available-for-sale	376	343	744	640
Held-to-maturity	11	12	34	32
Investment debt securities	405	360	812	677

Advances	998	1,173	2,016	2,112

MPF Loans held in portfolio	115	82	222	162
Federal funds sold	81	142	168	269
Securities purchased under agreements to resell	103	89	207	156
Interest-bearing deposits	54	55	106	107
Other	2	2	2	2

Interest income	1,758	1,903	3,533	3,485

Interest expense -

Consolidated obligations -
Discount notes	541	614	1,032	1,287
Bonds	963	1,016	1,987	1,688

Other	18	19	31	34

Interest expense	1,522	1,649	3,050	3,009

Net interest income	$236	$254	$483	$476

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	June 30, 2024	December 31, 2023
U.S. Government & other government related	$2,741	$1,766
MBS
GSE	3	3
Trading debt securities	$2,744	$1,769

The following table presents our gains and losses on trading debt securities recorded in Trading securities on our Condensed Statements of Income.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net unrealized gains (losses) on securities held at period end	$(13)	$(8)	$(11)	$(8)
Net realized gains (losses) on securities sold/matured during the period	16	—	16	—
Net gains (losses) on trading debt securities	$3	$(8)	$5	$(8)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of June 30, 2024
U.S. Government & other government related	$2,401		$4	$(127)	$2,278
State or local housing agency	8		—	—	8
FFELP ABS	1,714		55	(3)	1,766
MBS
GSE	20,050		184	(71)	20,163
Government guaranteed	38		1	—	39
Available-for-sale debt securities	$24,211		$244	$(201)	$24,254

As of December 31, 2023
U.S. Government & other government related	$2,141		$—	$(116)	$2,025
State or local housing agency	8		—	—	8
FFELP ABS	1,903		58	(4)	1,957
MBS
GSE	19,176		40	(177)	19,039
Government guaranteed	54		1	—	55
Available-for-sale debt securities	$23,282		$99	$(297)	$23,084
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of June 30, 2024
U.S. Government & other government related	$1,026		$1	$(9)	$1,018
MBS
GSE	126		1	(1)	126
Government guaranteed	14		—	—	14
Other	5		—	—	5
Held-to-maturity debt securities	$1,171		$2	$(10)	$1,163

As of December 31, 2023
U.S. Government & other government related	$1,385		$2	$(9)	$1,378
MBS
GSE	137		2	—	139
Government guaranteed	24		—	—	24
Other	6		—	—	6
Held-to-maturity debt securities	$1,552		$4	$(9)	$1,547
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

	Available-for-Sale		Held-to-Maturity
As of June 30, 2024	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$4	$4	$830	$832
Due after one year through five years	1,121	1,115	57	55
Due after five years through ten years	445	420	136	128
Due after ten years	839	747	3	3
MBS and FFELP ABS	21,802	21,968	145	145
Total debt securities	$24,211	$24,254	$1,171	$1,163

As of December 31, 2023
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$3	$3	$1,180	$1,181
Due after one year through five years	1,084	1,078	56	55
Due after five years through ten years	301	275	149	142
Due after ten years	761	677	—	—
MBS and FFELP ABS	21,133	21,051	167	169
Total debt securities	$23,282	$23,084	$1,552	$1,547

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of June 30, 2024
U.S. Government & other government related	$254	$(1)	$1,341	$(126)	$1,595	$(127)
State or local housing agency	—	—	8	—	8	—
FFELP ABS	—	—	281	(3)	281	(3)
MBS
GSE	761	(2)	4,534	(69)	5,295	(71)
Government guaranteed	—	—	11	—	11	—
Available-for-sale debt securities	$1,015	$(3)	$6,175	$(198)	$7,190	$(201)

As of December 31, 2023
U.S. Government & other government related	$231	$—	$1,396	$(116)	$1,627	$(116)
State or local housing agency	—	—	8	—	8	—
FFELP ABS	—	—	314	(4)	314	(4)
MBS
GSE	6,062	(25)	6,861	(152)	12,923	(177)
Government guaranteed	—	—	17	—	17	—
Available-for-sale debt securities	$6,293	$(25)	$8,596	$(272)	$14,889	$(297)

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

As of	June 30, 2024			December 31, 2023
	Par Value Amount		Weighted Average Contractual Interest Rate	Par Value Amount		Weighted Average Contractual Interest Rate
Due in one year or less	$27,577	[a]	4.99%	$26,321	[a]	5.17%
One to two years	11,127		4.42%	14,180		4.39%
Two to three years	6,565		3.97%	8,592		4.08%
Three to four years	3,799		4.06%	3,811		4.18%
Four to five years	3,522		3.31%	4,423		3.39%
Five to fifteen years	8,550		3.16%	8,129		3.13%
More than fifteen years	506		5.13%	505		5.13%
Total	$61,646		4.37%	$65,961		4.43%
a    At June 30, 2024 and December 31, 2023, of the advances due in one year or less, $4.0 billion remain outstanding to One Mortgage Partners Corp. (now JPMorgan Chase Bank, NA), our former captive insurance company member, whose membership was terminated in 2021 in connection with an FHFA rule.

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated.

As of	June 30, 2024	December 31, 2023
Par value	$61,646	$65,961
Fair value hedging adjustments	(941)	(675)
Other adjustments	3	20
Advances	$60,708	$65,306

The following advance borrowers exceeded 10% of our advances outstanding.

As of June 30, 2024	Par Value	% of Total Outstanding
The Northern Trust Company	$8,500	13.8%

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

As of	June 30, 2024	December 31, 2023
Medium term (15 years or less)	$1,426	$1,450
Long term (greater than 15 years)	10,806	9,820
Unpaid principal balance	12,232	11,270
Net premiums, credit enhancement, and/or deferred loan fees	178	168
Fair value hedging and delivery commitment basis adjustments	(24)	(23)
MPF Loans held in portfolio, before allowance for credit losses	12,386	11,415
Allowance for credit losses on MPF Loans	(5)	(5)
MPF Loans held in portfolio, net	$12,381	$11,410
Conventional mortgage loans	$11,489	$10,514
Government Loans	743	756
Unpaid principal balance	$12,232	$11,270

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

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses on MPF Loans.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2024	2023	2024	2023

Allowance for MPF credit losses beginning balance	$5	$5	$5	$5
MPF credit losses charged-off	(1)	—	(1)	—
Provision for (reversal of) MPF for credit losses	1	—	1	—
Allowance for MPF credit losses ending balance	$5	$5	$5	$5

Allowance for Credit Losses on Community First® Fund (the Fund)

As of June 30, 2024 we had $51 million in Fund loans outstanding and at December 31, 2023 we had $47 million in Fund loans outstanding, recorded in Other assets in our Condensed Statements of Condition.

As of June 30, 2024, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2024	2023	2024	2023
Allowance for Fund loan credit losses beginning balance	$7	$7	$7	$7
Provision for (reversal of) Fund loan for credit losses	1	—	1	—
Allowance for Fund loan credit losses ending balance	$8	$7	$8	$7

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	June 30, 2024			December 31, 2023
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2020 to 2024	Prior to 2020	Total	2019 to 2023	Prior to 2019	Total
Past due 30-59 days	$24	$31	$55	$34	$23	$57
Past due 60-89 days	4	8	12	7	8	15
Past due 90 days or more	6	17	23	5	16	21
Past due	34	56	90	46	47	93
Current	9,259	2,285	11,544	9,348	1,209	10,557
Total outstanding	$9,293	$2,341	$11,634	$9,394	$1,256	$10,650

As of	June 30, 2024			December 31, 2023
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$12	$6	$18	$11	$5	$16
Serious delinquency rate	0.20%	1.42%	0.27%	0.22%	1.57%	0.31%
Past due 90 days or more and still accruing interest	$4	$10	$14	$4	$11	$15
Loans on nonaccrual status	24	—	24	23	—	23
Loans on nonaccrual status with no allowance for credit losses	14	—	14	9	—	9

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	June 30, 2024	December 31, 2023
MPF Loans held in portfolio	$71	$65
HTM securities	10	15
AFS securities	94	90
Interest-bearing deposits	10	10
Federal funds sold	2	2
Securities purchased under agreements to resell	6	3
Advances	216	241
Accrued interest receivable	$409	$426

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

Managing Interest Rate Risk

We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate, such as the Secured Overnight Financing Rate (SOFR). We use cash flow hedges to hedge the variability in the net proceeds received from forecasted zero-coupon discount notes, and the variability of cash flows associated with periodic SOFR-indexed bonds issuances, attributable to changes in the benchmark interest rate, by entering into pay-fixed interest rate swaps.

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

As of June 30, 2024, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value to the financial statements in our 2023 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our bilateral derivative transactions are subject to variation margin requirements and are fully collateralized with a zero unsecured threshold. We pledged no investment securities for variation margin on our bilateral derivative transactions (that can be sold or repledged by our counterparty) as of June 30, 2024.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if our aggregate uncleared derivative transaction exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to a third party custodian will have a security interest in the amount of initial margin required to be posted and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of June 30, 2024, we pledged and/or received initial margin with certain bilateral derivative counterparties.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2023 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $787 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at June 30, 2024. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at June 30, 2024.

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

As of	June 30, 2024			December 31, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$114,175	$1,161	$1,898	$127,433	$1,058	$2,064
Derivatives not in hedge accounting relationships-
Interest rate contracts	3,400	18	43	7,223	23	20
Mortgage delivery commitments	378	—	1	183	1	—
Other	153	—	—	116	—	1
Derivatives not in hedge accounting relationships	3,931	18	44	7,522	24	21
Gross derivative amount before netting adjustments and cash collateral	$118,106	1,179	1,942	$134,955	1,082	2,085
Netting adjustments and cash collateral		(1,114)	(1,937)		(1,000)	(2,065)
Derivatives on Condensed Statements of Condition		$65	$5		$82	$20
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$1,291			$1,361
Cash collateral received and related accrued interest	467			296

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table presents the noninterest income (loss) - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2024	2023	2024	2023
Economic hedges -
Interest rate contracts	$6	$—	$20	$10
Mortgage delivery commitments	(4)	(1)	(4)	1
Other	1	2	2	1
Economic hedges	3	1	18	12
Variation margin on derivatives	(1)	(17)	(1)	(34)
Noninterest income (loss) - Derivatives and hedging activities	$2	$(16)	$17	$(22)

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

	Derivative Assets
	As of June 30, 2024			As of December 31, 2023
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,044	$135	$1,179	$993	$88	$1,081
Netting adjustments and cash collateral	(1,029)	(85)	(1,114)	(913)	(87)	(1,000)
Derivatives with legal right of offset - net	15	50	65	80	1	81
Derivatives without legal right of offset	—	—	—	1	—	1
Derivatives on Condensed Statements of Condition	15	50	65	81	1	82
Less:
Noncash collateral received or pledged and can be sold or repledged	—	—	—	61	—	61
Net amount	$15	$50	$65	$20	$1	$21

	Derivative Liabilities
	As of June 30, 2024			As of December 31, 2023
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,856	$85	$1,941	$1,979	$106	$2,085
Netting adjustments and cash collateral	(1,852)	(85)	(1,937)	(1,978)	(87)	(2,065)
Derivatives with legal right of offset - net	4	—	4	1	19	20
Derivatives without legal right of offset	1	—	1	—	—	—
Derivatives on Condensed Statements of Condition	5	—	5	1	19	20
Less:
Noncash collateral received or pledged and can be sold or repledged	—	—	—	—	19	19
Noncash collateral received or pledged and cannot be sold or repledged	3	—	3	—	—	—
Net amount	$2	$—	$2	$1	$—	$1

At June 30, 2024 and December 31, 2023, we had $787 million and $837 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of June 30, 2024, we posted an additional $26 million in noncash initial margin collateral to our custodian for the benefit of certain bilateral derivative counterparties to offset initial margin exposure related to our bilateral derivative transactions.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in the fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of June 30, 2024 we did not have any active fair value hedges on our MPF Loans.

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$176	$(35)	$141	$634	$(504)	$130
Advances	132	59	191	493	(319)	174
Consolidated obligation bonds	(198)	(169)	(367)	(846)	473	(373)
Other	—	1	1	—	1	1
Total	$110	$(144)	$(34)	$281	$(349)	$(68)

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$793	$(510)	$283	$260	$(28)	$232
Advances	654	(266)	388	326	(13)	313
Consolidated obligation bonds	(771)	35	(736)	(566)	(141)	(707)
Other	—	1	1	—	1	1
Total	$676	$(740)	$(64)	$20	$(181)	$(161)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of June 30, 2024	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$20,832	$(2,044)	$173	$(1,871)
Advances	32,754	(941)	—	(941)
Consolidated obligation bonds	54,653	(1,993)	(10)	(2,003)
Other	163	—	3	3

As of December 31, 2023
Available-for-sale securities	$19,962	$(1,554)	$194	$(1,360)
Advances	33,983	(675)	—	(675)
Consolidated obligation bonds	68,847	(1,956)	(11)	(1,967)
Other	179	—	3	3

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

We are exposed to the variability in the net proceeds received from forecasted zero-coupon discount notes, and the variability of cash flows associated with periodic SOFR-indexed bond issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge these exposures. The maximum length of time over which we are hedging this exposure is 6 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. There were no deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months as of June 30, 2024.

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

	Three months ended June 30, 2024		Three months ended June 30, 2023
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$5	$10	$22	$11
Bonds	1	1	—	—
Total	$6	$11	$22	$11

	Six months ended June 30, 2024		Six months ended June 30, 2023
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$23	$21	$14	$20
Bonds	1	1	—	—
Total	$24	$22	$14	$20

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2024	December 31, 2023
Consolidated obligation discount notes - carrying amount	$42,852	$28,109
Consolidated obligation discount notes - principal amount	43,114	28,283
Weighted Average Interest Rate	5.26%	5.23%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of June 30, 2024	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$25,203	3.51%	$57,840
One to two years	13,929	2.62%	5,286
Two to three years	12,505	2.28%	5,607
Three to four years	4,324	3.35%	1,958
Four to five years	4,523	3.98%	184
Thereafter	11,033	3.29%	642
Total par value	$71,517	3.11%	$71,517

The following table presents consolidated obligation bonds outstanding by call feature.

As of	June 30, 2024	December 31, 2023
Noncallable	$26,079	$19,068
Callable	45,438	63,307
Par value	71,517	82,375
Fair value hedging adjustments	(2,003)	(1,967)
Other adjustments	(21)	(19)
Consolidated obligation bonds	$69,493	$80,389

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2024, and December 31, 2023. See Note 16 - Commitments and Contingencies in our 2023 Form 10-K for further details.

Par value as of	June 30, 2024			December 31, 2023
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$871,831	$320,164	$1,191,995	$914,431	$289,885	$1,204,316
FHLB Chicago as primary obligor	71,517	43,114	114,631	82,375	28,283	110,658
As a percent of the FHLB System	8%	13%	10%	9%	10%	9%

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

As of	June 30, 2024		December 31, 2023
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$4,913	$8,462	$4,735	$8,339
Total regulatory capital ratio	4.00%	6.89%	4.00%	7.04%
Leverage capital	$6,141	$12,693	$5,919	$12,508
Leverage capital ratio	5.00%	10.33%	5.00%	10.57%
Risk-based capital	$2,081	$8,462	$2,199	$8,339

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

Capital Concentration

The following member(s) (including any successor) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of June 30, 2024.

As of June 30, 2024	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$343	10.4%	$—

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On August 1, 2024 our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 5.125% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2024. This dividend totaled $74 million (recorded as $72 million dividends on capital stock and $2 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on August 15, 2024. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Note 12 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post - Retirement Plans	Total in AOCI
Three months ended June 30, 2024
Beginning balance	$18	$79	$8	$105
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	25	6	—	31
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(11)		(11)
Noninterest expense			—	—
Ending balance	$43	$74	$8	$125

Three months ended June 30, 2023
Beginning balance	$(341)	$85	$10	$(246)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	182	22	—	204
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(11)		(11)
Ending balance	$(159)	$96	$10	$(53)

Six months ended June 30, 2024
Beginning balance	$(198)	$72	$10	$(116)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	241	24	(1)	264
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(22)		(22)
Noninterest expense			(1)	(1)
Ending balance	$43	$74	$8	$125

Six months ended June 30, 2023
Beginning balance	$(179)	$102	$(11)	$(88)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	20	14	22	56
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(20)		(20)
Noninterest expense			(1)	(1)
Ending balance	$(159)	$96	$10	$(53)

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
June 30, 2024
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,595	$2,595	$2,595
Federal funds sold and securities purchased under agreements to resell	17,437	17,437		$17,437
Held-to-maturity debt securities	1,171	1,163		1,158	$5
Advances	60,579	60,690		60,690
MPF Loans held in portfolio, net	12,374	11,124		11,116	8
Other assets	409	409		409
Carried at fair value on a recurring basis
Trading debt securities	2,744	2,744		2,744
Available-for-sale debt securities	24,254	24,254		24,254
Advances	129	129		129
Derivative assets	65	65		1,179		$(1,114)
Other assets	76	76		76
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	7	7			7
Financial assets	121,840	$120,693	$2,595	$119,192	$20	$(1,114)
Other nonfinancial assets	980
Assets	$122,820

Carried at amortized cost
Deposits	$(802)	$(802)		$(802)
Consolidated obligation discount notes	(42,852)	(42,836)		(42,836)
Consolidated obligation bonds	(69,413)	(68,187)		(68,187)
Mandatorily redeemable capital stock	(83)	(83)	$(83)
Other liabilities	(543)	(543)		(543)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(80)	(80)		(80)
Derivative liabilities	(5)	(5)		(1,942)		$1,937
Financial liabilities	(113,778)	$(112,536)	$(83)	$(114,390)	$—	$1,937
Other nonfinancial liabilities	(538)
Liabilities	$(114,316)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2023
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,604	$2,604	$2,604
Federal funds sold and securities purchased under agreements to resell	11,868	11,868		$11,868
Held-to-maturity debt securities	1,552	1,547		1,541	$6
Advances	65,171	65,208		65,208
MPF Loans held in portfolio, net	11,405	10,427		10,422	5
Other assets	426	426		426
Carried at fair value on a recurring basis
Trading debt securities	1,769	1,769		1,769
Available-for-sale debt securities	23,084	23,084		23,084
Advances	135	135		135
Derivative assets	82	82		1,082		$(1,000)
Other assets	68	68		68
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	5	5			5
Financial assets	118,169	$117,223	$2,604	$115,603	$16	$(1,000)
Other nonfinancial assets	215
Assets	$118,384
Carried at amortized cost
Deposits	$(628)	$(628)		$(628)
Consolidated obligation discount notes	(24,518)	(24,507)		(24,507)
Consolidated obligation bonds	(79,282)	(77,953)		(77,953)
Mandatorily redeemable capital stock	(83)	(83)	$(83)
Other liabilities	(591)	(591)		(591)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(3,591)	(3,591)		(3,591)
Consolidated obligation bonds	(1,107)	(1,107)		(1,107)
Derivative liabilities	(20)	(20)		(2,085)		$2,065
Financial liabilities	(109,820)	$(108,480)	$(83)	$(110,462)	$—	$2,065
Other nonfinancial liabilities	(424)
Liabilities	$(110,244)

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Advances	$—	$—	$(1)	$7
Discount notes	—	16	(2)	7
Bonds	—	(3)	(1)	(10)
Other	(1)	—	(2)	—
Noninterest income (loss) - Instruments held under the fair value option	$(1)	$13	$(6)	$4

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	June 30, 2024		December 31, 2023
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$140	$81	$145	$1,106
Fair value over (under) UPB	(11)	(1)	(10)	1
Fair value	$129	$80	$135	$1,107

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	June 30, 2024				December 31, 2023
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$6,218	$9,811	[a]	$16,029	$5,274	$7,327	[a]	$12,601
MPF delivery commitments	302	—		302	155	—		155
Advance commitments	419	5		424	1	5		6
Housing authority standby bond purchase agreements	92	444		536	91	439		530
Unsettled consolidated obligation bonds	270	—		270	10	—		10
Other	—	—		—	1	—		1
Commitments	$7,301	$10,260		$17,561	$5,532	$7,771		$13,303
a    Contains $8.6 billion and $6.4 billion of member standby letters of credit as of June 30, 2024, and December 31, 2023, which were renewable annually.

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

As of	June 30, 2024	December 31, 2023
Assets - Advances	$523	$595
Liabilities - Deposits	7	5
Equity - Capital Stock	29	28

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
During the three and six months ended June 30, 2024, the Bank did not assume any debt from other FHLBs. During the three and six months ended June 30, 2023, the Bank assumed consolidated obligation discount notes with a par value of $4.32 billion from the FHLB of Atlanta with a corresponding transfer of funds to the Bank from the FHLB of Atlanta.

In addition, we provide programmatic and operational support in our role as the administrator of the MPF Program on behalf of the other MPF Banks for which we receive a membership and volume-based administration fee.

Material transactions with other FHLBs are identified on the face of our condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Other selected data at period end
Member standby letters of credit outstanding	$16,029	$12,796	$12,601	$13,431	$13,053
MPF Loans par value outstanding - FHLB System [a]	69,955	68,532	68,300	67,583	66,294
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	19,553	19,019	19,060	18,853	18,458
Number of members	653	655	654	652	656
Total employees (full and part time)	482	479	486	498	491
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$3,055	$1,977	$2,220	$2,954	$2,345
Quarterly number of PFIs funding MPF products - FHLB System	583	553	549	577	553
MPF Loans par value amounts funded - FHLB Chicago PFIs	$999	$588	$644	$865	$640
Quarterly number of PFIs funding MPF products - FHLB Chicago	159	154	156	168	161
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.89%	6.60%	7.04%	6.32%	6.26%
Market value of equity to book value of equity	101%	103%	105%	102%	106%
Primary mission asset ratio [b]	71.9%	71.6%	72.8%	72.7%	72.4%
Dividend rate class B1 activity stock-period paid	9.00%	8.75%	8.25%	8.00%	7.38%
Dividend rate class B2 membership stock-period paid	5.13%	5.13%	5.13%	5.00%	3.19%
Return on average assets	0.49%	0.56%	0.49%	0.51%	0.45%
Return on average equity	7.37%	8.64%	7.94%	8.71%	8.12%
Average equity to average assets	6.65%	6.48%	6.17%	5.86%	5.54%
Net yield on average interest-earning assets	0.75%	0.77%	0.84%	0.84%	0.70%
Cash dividends	$70	$76	$72	$70	$55
Dividend payout ratio	44.30%	41.76%	43.11%	38.25%	32.93%
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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2024 Financial Highlights

•Advances outstanding decreased to $60.7 billion at June 30, 2024, compared to $65.3 billion at December 31, 2023, primarily attributable to depository members experiencing less funding needs on their balance sheets along with reduced loan demand which resulted in paydowns.

•MPF Loans held in portfolio increased to $12.4 billion at June 30, 2024, compared to $11.4 billion at December 31, 2023, primarily attributable to new acquisition volume that outpaced paydown activity.

•Total investment securities increased to $28.2 billion at June 30, 2024, compared to $26.4 billion at December 31, 2023, primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

•Total liquid assets increased to $20.0 billion at June 30, 2024, compared to $14.5 billion at December 31, 2023. We intend to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $122.8 billion as of June 30, 2024, compared to $118.4 billion as of December 31, 2023, with the change primarily attributable to an increase in our liquidity portfolio.

•Letters of credit commitments increased to $16.0 billion at June 30, 2024, compared to $12.6 billion at December 31, 2023, attributable to increased usage from our members for public unit deposits.

•We recorded net income of $158 million in the second quarter of 2024, down $9 million compared to the second quarter of 2023. The decrease was driven by decreased volume of advances in portfolio and an increase in noninterest expense which was primarily driven by increased contributions to housing and community development initiatives, offset in part by an increase in noninterest income.

•In the second quarter of 2024, noninterest income (loss) was $17 million, an increase of $17 million when compared to a $0 million gain (loss) for the second quarter of 2023. Gains from derivatives used to hedge our market risk exposure were the primary driver of this increase.

•In the second quarter of 2024, noninterest expense was $76 million, an increase of $9 million compared to the second quarter of 2023. The increase was primarily driven by increased contributions to housing and community development initiatives.

•As of June 30, 2024, we remained in compliance with all of our regulatory capital requirements.

Summary and Outlook

Second Quarter 2024 Dividends and Dividend Guidance

On August 1, 2024, the Board of Directors declared a dividend of 9.25% (annualized) for Class B1 activity stock and a dividend of 5.125% (annualized) for Class B2 membership stock based on preliminary financial results for the second quarter of 2024. The dividend for the second quarter of 2024 will be paid by crediting members’ accounts on August 15, 2024. The Bank pays a higher dividend per share on activity stock compared to membership stock to recognize members’ support of the cooperative through the use of our products. We expect to maintain a dividend of at least 9.25% (annualized) for Class B1 activity stock for the third and fourth quarter of 2024, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Growing Commitment to Housing and Community Development

Through the first half of 2024, the Bank remained focused on serving its members by building on its successes and challenging itself to develop and deliver innovative solutions to carry out its mission and expand community investment. As required by statute, the Bank has historically allocated at least 10% of income before assessments to fund its Affordable Housing Program (AHP). The Bank recognizes that homeownership is still unaffordable for many families in Illinois and Wisconsin – and is committed to leveraging its financial strength to address these challenges. As of the end of the second quarter of 2024, the Bank has committed over $180 million for affordable housing and community development initiatives for 2024, bringing its total commitment for 2024 to nearly 25% of last year’s income before assessments. Some of these commitments may not be expensed during 2024 due to the nature of the programs and/or utilization by members.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

During the first half of 2024, the Bank has allocated $88 million toward its annual AHP, representing a 17% increase over 2023 allocations. AHP grants support affordable housing projects and developments and provide downpayment and closing cost assistance to income-eligible borrowers. $19 million dollars were disbursed to nearly 2,000 homebuyers through the first half of 2024 in partnership with 180 member financial institutions.

The Bank opened applications for the Community First® Accelerate Grants for Small Business on June 3, 2024, making available $19.5 million to support up to 1,300 small businesses, a significant increase compared to more than $4 million awarded in 2023.

Additionally, the Bank offers Community Development, Housing and Small Business Advances at below market rates to help members fund affordable housing and economic development needs in their communities. The Community Small Business Advance subsidy increased to $18 million in support of zero percent financing, an 80% increase over 2023 amounts. Nearly $1 billion was funded in Community Advances through the first half of 2024 to support housing for more than 4,000 individuals and families, and more than 3,500 jobs.

In further support of investing in our communities, the Bank launched the Community Impact Advance pilot program in July 2024. This program allows members and housing associates to borrow at interest rates that are 50 to 200 basis points below regular advance rates to support affordable housing, economic development, and community partners in Illinois and Wisconsin. The program makes available a total of $50 million in interest rate subsidies and was fully reserved in just 10 days.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	June 30, 2024			June 30, 2023			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$26,149	$405	6.20%	$23,946	$360	6.01%	$33	$12	$45
Advances	70,046	998	5.70%	88,599	1,173	5.30%	(245)	70	(175)
MPF Loans held in portfolio	12,065	115	3.81%	10,317	82	3.18%	14	19	33
Federal funds sold	6,042	81	5.36%	11,257	142	5.05%	(66)	5	(61)
Securities purchased under agreements to resell	7,729	103	5.33%	7,105	89	5.01%	8	6	14
Interest-bearing deposits	3,853	54	5.61%	4,224	55	5.21%	(5)	4	(1)
Other interest-earning assets	72	2	11.11%	64	2	12.50%	—	—	—
Interest-earning assets	125,956	1,758	5.58%	145,512	1,903	5.23%	(261)	116	(145)
Noninterest-earning assets	1,792			1,657
Total assets	$127,748			$147,169

Consolidated obligation discount notes	41,217	541	5.25%	50,660	614	4.85%	(114)	41	(73)
Consolidated obligation bonds	73,704	963	5.23%	83,277	1,016	4.88%	(117)	64	(53)
Deposits and other interest-bearing liabilities	1,141	18	6.31%	1,393	19	5.46%	(3)	2	(1)
Interest-bearing liabilities	116,062	1,522	5.25%	135,330	1,649	4.87%	(234)	107	(127)
Noninterest-bearing liabilities	3,108			3,604
Total liabilities	$119,170			$138,934

Net yield on interest earning assets	$125,956	$236	0.75%	$145,512	$254	0.70%	$(34)	$16	$(18)

For the six months ended
Investment debt securities	$26,245	$812	6.19%	$23,301	$677	5.81%	$85	$50	$135
Advances	70,858	2,016	5.69%	83,586	2,112	5.05%	(323)	227	(96)
MPF Loans held in portfolio	11,820	222	3.76%	10,237	162	3.16%	25	35	60
Federal funds sold	6,263	168	5.36%	11,286	269	4.77%	(119)	18	(101)
Securities purchased under agreements to resell	7,722	207	5.36%	6,570	156	4.75%	27	24	51
Interest-bearing deposits	3,818	106	5.55%	4,343	107	4.93%	(13)	12	(1)
Other interest-earning assets	82	2	4.88%	100	2	4.00%	—	—	—
Interest-earning assets	126,808	3,533	5.57%	139,423	3,485	5.00%	(318)	366	48
Noninterest-earning assets	1,814			1,562
Total assets	$128,622			$140,985

Consolidated obligation discount notes	39,425	1,032	5.24%	55,701	1,287	4.62%	(377)	122	(255)
Consolidated obligation bonds	76,573	1,987	5.19%	72,516	1,688	4.66%	96	203	299
Deposits and other interest-bearing liabilities	1,037	31	5.98%	1,258	34	5.41%	(6)	3	(3)
Interest-bearing liabilities	117,035	3,050	5.21%	129,475	3,009	4.65%	(287)	328	41
Noninterest-bearing liabilities	3,093			3,478
Total liabilities	$120,128			$132,953

Net yield on interest-earning assets	$126,808	$483	0.76%	$139,423	$476	0.68%	$(44)	$51	$7

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

•Interest income from advances decreased primarily due to a decline in volume due to depository members experiencing less funding needs on their balance sheets along with reduced loan demand which resulted in paydowns. To a lesser extent, advances maturing in 2023 with a former captive insurance company member also contributed to this decrease in interest income.

•Interest income from MPF Loans held in portfolio increased primarily due to the higher mortgage rate environment increasing the yield earned on new loan originations in 2024 compared to 2023. Secondarily, new acquisition volume that outpaced paydown activity also contributed to this increase in interest income.

•Interest income from overnight federal funds sold and interest-bearing deposits decreased primarily due to a decline in volume.

•Interest income from securities purchased under agreements to resell increased primarily due to increased volume and overall higher market interest rates in 2024 compared to 2023.

•Interest expense on our shorter-termed consolidated obligation discount notes decreased as we paid down our discount notes in 2023 and increased our use of consolidated obligation bonds due to advantageous funding opportunities on our longer-termed debt.

•Interest expense on our longer-termed consolidated obligation bonds for the three months ended June 30, 2024 decreased primarily due to a decline in volume, whereas interest expense on our longer-termed consolidated obligation bonds for the six months ended June 30, 2024 increased primarily due to higher market interest rates in 2024 compared to 2023. To a lesser extent, increased volume also contributed to this increase in interest expense.

•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 42.

Noninterest Income

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Trading securities	$3	$(8)	$5	$(8)
Derivatives and hedging activities	2	(16)	17	(22)
Instruments held under the fair value option	(1)	13	(6)	4
MPF fees, $7, $6, $14 and $12 from other FHLBs	9	8	18	16
Other, net	4	3	7	6
Noninterest income (loss)	$17	$—	$41	$(4)

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Gains from our derivatives and hedging activities were the primary driver of the increase in noninterest income. For more information on our derivatives and hedging activities see the table showing the noninterest income - derivatives and economic hedging activities as presented in the Condensed Statements of Income on page 23 in Note 9 - Derivatives and Hedging Activities to the condensed financial statements.

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

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended June 30, 2024
Recorded in net interest income	$191	$141	$1	$9	$(366)	$(1)	$(25)
Recorded in derivatives	2	3	(1)	—	—	(2)	2
Recorded in trading securities	—	4	—	—	—	—	4
Recorded on instruments held under the fair value option	—	—	(1)	—	—	—	(1)
Total net effect gain (loss) of hedging activities	$193	$148	$(1)	$9	$(366)	$(3)	$(20)

Three months ended June 30, 2023
Recorded in net interest income	$174	$130	$1	$11	$(373)	$—	$(57)
Recorded in derivatives	4	10	7	(18)	(2)	(17)	(16)
Recorded in trading securities	—	(8)	—	—	—	—	(8)
Recorded on instruments held under the fair value option	—	—	—	16	(3)	—	13
Total net effect gain (loss) of hedging activities	$178	$132	$8	$9	$(378)	$(17)	$(68)

Six months ended June 30, 2024
Recorded in net interest income	$388	$283	$1	$19	$(735)	$(1)	$(45)
Recorded in derivatives and hedging activities	5	10	4	—	—	(2)	17
Recorded in trading securities	—	6	—	—	—	—	6
Recorded on instruments held under the fair value option	(1)	—	(2)	(2)	(1)	—	(6)
Total net effect gain (loss) of hedging activities	$392	$299	$3	$17	$(736)	$(3)	$(28)

Six months ended June 30, 2023
Recorded in net interest income	$313	$232	$1	$20	$(707)	$—	$(141)
Recorded in derivatives and hedging activities	2	10	6	(4)	(2)	(34)	(22)
Recorded in trading securities	—	(8)	—	—	—	—	(8)
Recorded on instruments held under the fair value option	7	—	—	7	(10)	—	4
Total net effect gain (loss) of hedging activities	$322	$234	$7	$23	$(719)	$(34)	$(167)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees for the three and six months ended June 30, 2024 were comparable to the comparable prior periods in 2023.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Compensation and benefits	$32	$31	$64	$63
Nonpayroll operating expenses	25	28	50	49
Voluntary Community Investment contributions	14	1	20	1
Federal Housing Finance Agency and Office of Finance	4	4	9	9
Other, net	1	3	2	4
Noninterest expense	$76	$67	$145	$126

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits for the three and six months ended June 30, 2024 were comparable to the comparable prior periods. We had 482 employees as of June 30, 2024, compared to 491 employees as of June 30, 2023.

Nonpayroll operating expenses decreased for the three months ended June 30, 2024 due to a one-time expense in 2023 related to software licensing and maintenance. Nonpayroll operating expenses for the six months ended June 30, 2024 were comparable to the comparable prior period in 2023.

Voluntary Community Investment contributions for the three and six months ended June 30, 2024 increased primarily due to subsidies on advances we offer at below market rates to support the local economy and community revitalization efforts in members' communities.

As required by statute, we allocate 10% of income before assessments to fund affordable housing grants through the AHP General Fund and the DPP Programs (see Note 11 - Affordable Housing Program to the financial statements in our 2023 Form 10-K for further details.) Recognizing that additional funds would be beneficial in meeting community needs in affordable housing, as well as business and community development, the Bank plans to continue to commit at least 5% of prior year income before assessments to discretionary funds for this purpose.

As of the end of the second quarter of 2024, we have committed nearly 15% of prior year income before assessments to discretionary funds to support our communities, which together with our statutory allocation brings the Bank's total commitment for 2024 to nearly 25% of 2023 income before assessments. Some of these commitments may not be expensed during 2024 due to the nature of the programs and/or utilization by members. For more information on these voluntary contributions, see Executive Summary on page 37.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
MPF fees earned	$9	$8	$18	$16
Expenses related to MPF fees earned	8	9	17	17

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2023 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,		Balance remaining in AOCI as of
	2024	2023	2024	2023	June 30, 2024
Net unrealized gain (loss) available-for-sale debt securities	$25	$182	$241	$20	$43
Net unrealized gain (loss) cash flow hedges	(5)	11	2	(6)	74
Postretirement plans	—	—	(2)	21	8
Other comprehensive income (loss)	$20	$193	$241	$35	$125

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized gain on our AFS portfolio for 2024 was primarily due to spreads to swaps tightening in 2024. As these securities approach maturity, we expect the net unrealized gains in our AOCI as of June 30, 2024 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The second quarter net unrealized loss on cash flow hedges for 2024 was primarily driven by the movement in long term market interest rates for the period presented. The year to date net unrealized gain on cash flow hedges for 2024 was primarily driven by an overall increase in long term market rates for the period presented.

Postretirement plans

The loss recorded for 2024 was primarily due to an actuarial adjustment resulting from a slight decrease in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of June 30, 2024 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	June 30, 2024	December 31, 2023
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$20,032	$14,472
Investment debt securities	28,169	26,405
Advances	60,708	65,306
MPF Loans held in portfolio, net of allowance for credit losses	12,381	11,410
Other, net of allowance for credit losses	1,530	791
Assets	$122,820	$118,384

Consolidated obligation discount notes	$42,852	$28,109
Consolidated obligation bonds	69,493	80,389
Other	1,971	1,746
Liabilities	114,316	110,244
Capital stock	3,206	3,277
Retained earnings	5,173	4,979
Accumulated other comprehensive income (loss)	125	(116)
Capital	8,504	8,140
Total liabilities and capital	$122,820	$118,384

The following is an analysis of the above table and comparisons apply to June 30, 2024 compared to December 31, 2023.

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

In the second quarter of 2024, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased at the end of the second quarter of 2024 compared to year end 2023 with the change primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

Advances

Advance balances decreased at the end of the second quarter of 2024 compared to year end 2023. This was primarily attributable to depository members experiencing less funding needs on their balance sheets along with reduced loan demand which resulted in paydowns. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our remaining advances with our former captive insurance company member continue to mature, our total advance levels may decrease. For a discussion of risks relating to our former captive insurance company member see Risk Factors starting on page 21 in our 2023 Form 10-K. For details on our advances with our former captive insurance company member, see Note 6 - Advances.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at the end of the second quarter of 2024 compared to year end 2023. This was primarily attributable to new acquisition volume that outpaced paydown activity. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending June 30, 2024, we maintained a liquidity position in accordance with FHFA regulations and guidance, which may be amended from time to time, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 51 in our 2023 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:

Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $4.3 billion as of June 30, 2024). As of June 30, 2024, our overnight liquidity was $26.0 billion or 21% of total assets, giving us an excess overnight liquidity of $21.7 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2024, we had excess liquidity of $57.5 billion to support member deposits.

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

	MPF Loans	Investment Debt Securities
As of June 30, 2024	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,576	$772	$919
After one year through five years	4,852	7,965	183
After five years through ten years	3,094	15,016	65
After ten years	2,710	2,442	6
Total	$12,232	$26,195	$1,173

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 21 in our 2023 Form 10-K.

Funding

For a discussion of our sources of funding, see Sources of Funding starting on page 56 in our 2023 Form 10-K.

Conditions in Financial Markets

The Federal Open Market Committee (FOMC) kept the target federal funds rate unchanged in the range of 5.25-5.50% at its May, June, and July 2024 meetings. At the May 2024 meeting, FOMC Chair Jerome Powell stated that it is unlikely the next rate move would be a hike. At the June 2024 meeting, the FOMC noted progress toward their 2% inflation objective, but also adjusted their forecast for 2024 down to one rate cut. At its July 2024 meeting, the FOMC stated it does not expect to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2%. With the exception of a small decrease for certain maturities below six months, yields for U.S. Treasuries were higher for all other points across the curve at the end of the second quarter 2024 relative to the prevailing yields at the end of the first quarter 2024.

After increasing 3.4% in the fourth quarter of 2023, U.S. Gross Domestic Product (GDP) rose by 1.4% in the first quarter of 2024. According to the Department of Commerce, GDP grew in the first quarter of 2024 as a result of increases in consumer spending, residential fixed investment, nonresidential fixed investment and state and local government spending. The U.S. stock market gained during the second quarter 2024, with the Dow Jones Industrial Average attaining a record high in mid-May 2024. However, quarter-over-quarter, the index ended the quarter slightly lower at 39,119 points on June 30, 2024, versus 39,807 points on March 31, 2024.

We maintained ready access to funding throughout the second quarter of 2024.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Condensed Statements of Cash Flows

Net cash flows from operating activities

Six months ended June 30,	2024	2023
Net cash provided by (used in) operating activities	$1,011	$915

In 2024, the majority of our operating cash inflows was related to cash received from clearinghouses to settle mark-to-market positions and net income. In 2023, the majority of our operating cash inflows was related to cash received from clearinghouses to settle mark-to-market positions and net income, as well as the impact of increased interest accrued on our consolidated obligation bond issuances.

Net cash flows from investing activities with significant activity

Six months ended June 30,	2024	2023
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$(5,569)	$7,639
Investment debt securities	(2,659)	(3,796)
Advances	4,315	(13,293)
MPF Loans held in portfolio	(984)	(382)
Other	(8)	(6)
Net cash provided by (used in) investing activities	$(4,905)	$(9,838)

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

•In 2024 and 2023, our net cash outflows from investment debt securities was primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

•In 2024, our net cash inflows for advances was attributable to depository members experiencing less funding needs on their balance sheets along with reduced loan demand which resulted in paydowns. In 2023, our net cash outflows for advances were attributable to increased borrowing from our depository members.

•In 2024 and 2023, our net cash outflows for MPF Loans held in portfolio was due to new acquisition volume that outpaced paydown activity.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Net cash flows from financing activities with significant activity

Six months ended June 30,	2024	2023
Consolidated obligation discount notes	$14,789	$(20,100)
Consolidated obligation bonds	(10,862)	24,039
Proceeds on discount note transfers with other FHLBs	—	4,266
Other	(42)	713
Net cash provided by (used in) financing activities	$3,885	$8,918

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the six months ended June 30, unless otherwise stated.

•In 2024, bonds matured or were called without being replaced. The increased borrowing on our discount notes reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above. In 2023, we paid down our discount notes and increased our use of bonds to align with advantageous funding opportunities. The increased borrowing on our bonds reflects an increase in debt financing to match the overall increase in assets (primarily advances) outstanding as discussed in investing activities above.

•In 2024, we had no discount note transfers. In the second quarter of 2023, we assumed consolidated obligation discount notes from another FHLB due to an advantageous funding opportunity.

•In 2024, our net cash outflows for Other was primarily due to cash dividends paid and repurchases of our capital stock. In 2023, our net cash inflows for Other were primarily due to proceeds from issuance of our capital stock.

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

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At June 30, 2024, RCAP advances outstanding totaled $12.8 billion to 87 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

	June 30, 2024	December 31, 2023
Capital stock	$3,206	$3,277
Mandatorily redeemable capital stock (MRCS) recorded as a liability	83	83
Regulatory capital stock	3,289	3,360
Retained earnings	5,173	4,979
Regulatory capital	$8,462	$8,339

Capital stock	$3,206	$3,277
Retained earnings	5,173	4,979
Accumulated other comprehensive income (loss)	125	(116)
GAAP capital	$8,504	$8,140

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

We may not pay dividends if we fail to satisfy our minimum capital and/or liquidity requirements under the FHLB Act and FHFA regulations. On August 1, 2024, our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 5.125% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2024. This dividend totaled $74 million (recorded as $72 million dividends on capital stock and $2 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on August 15, 2024.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $61.6 billion were advances (par value) and $16.0 billion were letters of credit at June 30, 2024, compared to $66.0 billion and $12.6 billion at December 31, 2023.

	June 30, 2024			December 31, 2023
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	521	$75,722	$172,172	516	$77,291	$167,023
4	14	2,149	2,729	10	1,453	1,916
5	5	73	115	8	77	135
Total	540	$77,944	$175,016	534	$78,821	$169,074

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

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the six months ended June 30, 2024 and 2023, we purchased and concurrently delivered $0.3 billion and $0.1 billion in unpaid principal balance of these loans to Fannie Mae.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Debt Securities

We hold a variety of investment debt securities, mostly government backed or insured securities. There have been no material changes in the credit ratings of these securities since December 31, 2023 except for our FFELP securities portfolio, from which $1.24 billion was downgraded from AA to A and $281 million was downgraded from AA to BBB during the period. We believe these investments are currently low risk. For further details see Investment Debt Securities on page 71 in our 2023 Form 10-K.

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

As of June 30, 2024	AA	A	Total
Domestic U.S.
Interest-bearing deposits	$—	$2,570	$2,570
Foreign commercial banks - federal funds sold:
Australia	1,100	—	1,100
Canada	—	1,700	1,700
Finland	287	—	287
Germany	—	300	300
Netherlands	—	750	750
Total U.S. branches and agency offices of foreign commercial banks	1,387	2,750	4,137
Total unsecured credit exposure	$1,387	$5,320	$6,707

All $6.71 billion of the unsecured credit exposure shown in the above table were overnight investments.

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

The following table presents our derivative positions where we have such credit exposures. The ratings shown in the following table reflect the lowest long-term debt rating reported among the three largest NRSROs. FHFA regulations require the Bank to develop and assign internal credit ratings for its counterparties that do not rely exclusively on ratings reported by NRSROs. As such, the ratings shown in the following table are for presentation purposes only. Noncash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the DCOs for cleared derivatives and is included in our derivative positions with credit exposure. Noncash collateral pledged also consists of net initial margin exchanged on our bilateral derivatives, which for presentation purposes we have reported on a net basis. As of June 30, 2024, we had no material concentration of credit risk with any one bilateral derivative counterparty.

	Net Derivative Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties	[a]
As of June 30, 2024
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$462	$(454)	$—	$8
Cleared derivatives	50	—	787	837

Overcollateralized liability positions -
Bilateral derivatives -
A	(595)	602	6	13
BBB	(678)	675	23	20
Nonmember counterparties	(761)	823	816	878
Total	$(761)	$823	$816	$878
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

FHFA's Review and Analysis of the FHLB System. On November 7, 2023, the FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLB System and the actions and recommendations it plans to pursue in service of its vision for the future of the FHLB System. The report focused on four broad themes: (1) the mission of the FHLB System; (2) the FHLB System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLB System operational efficiency, structure, and governance. The FHFA has stated that it expects to continue a multi-year, collaborative effort with the FHLBs, their member institutions, and other stakeholders to address the recommended actions in the System at 100 Report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action. The FHFA made legislative recommendations for the FHLB System in its 2023 Report to Congress issued on June 14, 2024, consistent with proposed plans and actions included in the System at 100 Report.

In April 2024, the FHFA provided an update on its plan to implement the System at 100 Report’s recommendations and announced key priorities for 2024, including, among others, (1) clarifying the FHLB System mission; (2) aligning eligibility requirements for different types of FHLB members; and (3) streamlining requirements related to the Affordable Housing Program (AHP). The FHFA stated it would maintain transparency and continue robust stakeholder engagement during the implementation process.

On May 16, 2024, the FHFA issued a request for input on updates to the mission statement for the FHLB System, establishment of methods for measuring and evaluating mission achievement (which could include updating the list of the FHLBs’ core mission activities), and institution of a member incentive program that would provide additional benefits in accordance with the members’ respective engagement with the FHLBs’ housing finance and community development mission.

On June 20, 2024, the FHFA issued a request for input regarding the efficiency and effectiveness of the FHLBs’ AHP competitive application process, including scope, complexity, documentation requirements, and interaction with other funders’ requirements, as well as suggestions for potential improvements, such as simplification of the AHP application process.

Feedback received from commentators in response to FHFA’s requests for input may impact future FHFA supervisory, advisory, regulatory, or statutory proposals. The Bank continues to monitor the FHFA’s efforts to implement the recommendations from the System at 100 Report, and we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on the Bank, its members, or the FHLB System in the future. The Bank plans to continue to engage with the FHFA and other stakeholders in an effort to ensure that the FHLB System remains well positioned to serve the Bank’s members and their communities. For a further discussion of the System at 100 Report, including proposed plans and actions, and related risks, see the Legislative and Regulatory Developments and Risk Factors sections of our 2023 Form 10-K.

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

	June 30, 2024		December 31, 2023
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$16	$(650)	$(112)	$(650)
-100 bp	29	(290)	(30)	(290)
-50 bp	20	(130)	(8)	(130)
-25 bp	11	(65)	(2)	(65)
+25 bp	(14)	(65)	(2)	(65)
+50 bp	(29)	(130)	(7)	(130)
+100 bp	(65)	(290)	(26)	(290)
+200 bp	(141)	(650)	(86)	(650)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of June 30, 2024	As of December 31, 2023
Yield Curve Risk	$(6)	$8
Option Risk
Implied Volatility	(4)	(5)
Prepayment Speeds	3	—
Basis Risk
Spread to Swap Curve	(15)	(3)

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

As of June 30, 2024, our sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $(4) million, compared to $(5) million at December 31, 2023. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	June 30, 2024	December 31, 2023
Down 200 bps	-0.2	-1.1
Base	0.6	0.0
Up 200 bps	0.8	0.7

As of June 30, 2024, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $97 million, and our market value of equity to book value of equity ratio was 101%, compared to $390 million and 105% at December 31, 2023. The decline in the market value of equity to book value of equity was largely a result of interest rate increases, consolidated obligation spread tightening, and mortgage spread widening in the markets.

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

RCAP: Reduced Capitalization Advance Program.

Federal Home Loan Bank of Chicago

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	August 12, 2024		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		Name:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 12, 2024		(Principal Financial Officer and Principal Accounting Officer)