Form 10-Q
period 2024-09-30
Federal Home Loan Bank of Chicago
filed 2024-11-07
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, the registrant had 32,475,071 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$23	$34
Interest-bearing deposits	2,570	2,570
Federal funds sold	7,286	4,173
Securities purchased under agreements to resell	13,225	7,695
Investment debt securities -
Trading	3,516	1,769
Available-for-sale, $25,385 and $23,282 amortized cost, includes $865 and $856 pledged as collateral that may be repledged	25,392	23,084
Held-to-maturity, $675 and $1,547 fair value	675	1,552
Investment debt securities	29,583	26,405
Advances, $133 and $135 carried at fair value	59,336	65,306
MPF Loans held in portfolio, net of $(5) and $(5) allowance for credit losses	13,033	11,410
Derivative assets	104	82
Other assets, $59 and $68 carried at fair value	663	709
net of $(8) and $(7) allowance for credit losses
Assets	$125,823	$118,384

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$199	$123
Demand and overnight - interest-bearing, $13 and $12 from other FHLBs	759	505
Deposits	958	628
Consolidated obligations, net -
Discount notes, $— and $3,591 carried at fair value	35,756	28,109
Bonds, $9,395 and $1,107 carried at fair value	79,751	80,389
Consolidated obligations, net	115,507	108,498
Derivative liabilities	11	20
Affordable Housing Program liability	156	139
Mandatorily redeemable capital stock	83	83
Other liabilities	662	876
Liabilities	117,377	110,244
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 24 and 26 million shares issued and outstanding	2,413	2,624
Class B2 membership stock, 8 and 7 million shares issued and outstanding	752	653
Capital stock - putable, $100 and $100 par value per share	3,165	3,277
Retained earnings - unrestricted	4,220	4,061
Retained earnings - restricted	1,012	918
Retained earnings	5,232	4,979
Accumulated other comprehensive income (loss)	49	(116)
Capital	8,446	8,140
Liabilities and capital	$125,823	$118,384

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest income	$1,792	$1,962	$5,325	$5,407
Interest expense	1,552	1,692	4,602	4,695
Net interest income	240	270	723	712
Provision for (reversal of) credit losses	1	—	2	—
Net interest income after provision for (reversal of) credit losses	239	270	721	712

Noninterest income (loss) -
Trading securities	64	4	69	(4)
Derivatives and hedging activities	(70)	11	(53)	23
Instruments held under the fair value option	14	(12)	8	(8)
MPF fees, $7, $7, $21 and $19 from other FHLBs	9	9	27	25
Other, net	3	(1)	10	5
Noninterest income (loss)	20	11	61	41

Noninterest expense -
Compensation and benefits	32	35	96	98
Nonpayroll operating expenses	27	22	77	72
Voluntary Community Investment contributions	49	17	69	17
Federal Housing Finance Agency and Office of Finance	5	5	14	14
Other, net	1	(1)	3	3
Noninterest expense	114	78	259	204

Income before assessments	145	203	523	549

Affordable Housing Program assessment	15	20	53	56

Net income	$130	$183	$470	$493

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$130	$183	$470	$493

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(36)	(64)	205	(44)
Net unrealized gain (loss) cash flow hedges	(38)	5	(36)	(1)
Postretirement plans	(2)	—	(4)	21
Other comprehensive income (loss)	(76)	(59)	165	(24)

Comprehensive income (loss)	$54	$124	$635	$469

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
June 30, 2024	25	$2,496	7	$710	$4,187	$986	$125	$8,504
Comprehensive income (loss)					104	26	(76)	54
Issuance of capital stock	5	518	—	—				518
Repurchases of capital stock	—	—	(5)	(559)				(559)
Transfers between classes of capital stock	(6)	(601)	6	601
Cash dividends - class B1 annualized rate and amount		9.25%			(67)			(67)
Cash dividends - class B2 annualized rate and amount				5.13%	(4)			(4)
Total change in period, excl. cumulative effect	(1)	(83)	1	42	33	26	(76)	(58)
September 30, 2024	24	$2,413	8	$752	$4,220	$1,012	$49	$8,446

June 30, 2023	29	$2,920	6	$616	$3,923	$848	$(53)	$8,254
Comprehensive income (loss)					147	36	(59)	124
Issuance of capital stock	10	997	—	1				998
Repurchases of capital stock	—	—	(10)	(987)				(987)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(3)	—	—				(3)
Transfers between classes of capital stock	(10)	(1,008)	10	1,008
Cash dividends - class B1 annualized rate and amount		8.00%			(66)			(66)
Cash dividends - class B2 annualized rate and amount				5.00%	(4)			(4)
Total change in period, excl. cumulative effect	—	(14)	—	22	77	36	(59)	62
September 30, 2023	29	$2,906	6	$638	$4,000	$884	$(112)	$8,316

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2023	26	$2,624	7	$653	$4,061	$918	$(116)	$8,140
Comprehensive income (loss)					376	94	165	635
Issuance of capital stock	18	1,829	—	9				1,838
Repurchases of capital stock	—	—	(19)	(1,950)				(1,950)
Transfers between classes of capital stock	(20)	(2,040)	20	2,040
Cash dividends - class B1 annualized rate and amount		9.00%			(203)			(203)
Cash dividends - class B2 annualized rate and amount				5.13%	(14)			(14)
Total change in period	(2)	(211)	1	99	159	94	165	306
September 30, 2024	24	$2,413	8	$752	$4,220	$1,012	$49	$8,446

December 31, 2022	23	$2,310	7	$679	$3,778	$786	$(88)	$7,465
Comprehensive income (loss)					395	98	(24)	469
Issuance of capital stock	32	3,239	—	10				3,249
Repurchases of capital stock	—	—	(27)	(2,690)				(2,690)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(3)	—	(1)				(4)
Transfers between classes of capital stock	(26)	(2,640)	26	2,640
Cash dividends - class B1 annualized rate and amount		7.50%			(163)			(163)
Cash dividends - class B2 annualized rate and amount				3.75%	(10)			(10)
Total change in period	6	596	(1)	(41)	222	98	(24)	851
September 30, 2023	29	$2,906	6	$638	$4,000	$884	$(112)	$8,316

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Nine months ended September 30,	2024	2023
Operating	Net cash provided by (used in) operating activities	$352	$1,975
Investing	Net change federal funds sold	(3,113)	(2,715)
	Net change securities purchased under agreements to resell	(5,530)	5,350
	Trading debt securities -
	Proceeds from maturities and paydowns	750	—
	Purchases	(2,455)	(1,749)
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	728	802
	Purchases	(2,472)	(3,125)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	2,914	3,351
	Purchases	(2,035)	(2,682)
	Advances -
	Principal collected	1,283,087	1,718,861
	Issued	(1,276,719)	(1,727,742)
	MPF Loans held in portfolio -
	Principal collected	854	683
	Purchases	(2,495)	(1,605)
	Other investing activities	(12)	(9)
	Net cash provided by (used in) investing activities	(6,498)	(10,580)
Financing	Net change deposits, $1 and $— from other FHLBs	330	119
	Discount notes -
	Net proceeds from issuance	432,571	607,418
	Payments for maturing and retiring	(424,867)	(629,156)
	Proceeds on discount note transfers with other FHLBs	—	4,266
	Consolidated obligation bonds -
	Net proceeds from issuance	40,694	40,556
	Payments for maturing and retiring	(42,265)	(14,914)
	Capital stock -
	Proceeds from issuance	1,838	3,249
	Repurchases	(1,950)	(2,690)
	Cash dividends paid	(217)	(173)
	Other financing activities	1	(67)
	Net cash provided by (used in) financing activities	6,135	8,608
	Net increase (decrease) in cash and due from banks	(11)	3
	Cash and due from banks at beginning of period	34	35
	Cash and due from banks at end of period	$23	$38

Supplemental	Cash activities
	Interest paid	$3,746	$3,104
	Affordable Housing Program assessments paid	36	26
	Noncash activities
	Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	71	115

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

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. Certain prior period financial information has been adjusted to conform with current period presentation. These unaudited condensed financial statements and the accompanying notes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2023, included in our 2023 Annual Report on Form 10-K (2023 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Issued but Not Yet Adopted Accounting Standards

During November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this Update are effective for the Bank's single operating segment for the year ended December 31, 2024 and for interim periods beginning January 1, 2025. The Bank expects the impact of this disclosure only ASU to its financial statements to be minimal.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest income -

Trading	$31	$16	$65	$21

Available-for-sale interest income	403	364	$1,147	$988
Available-for-sale prepayment fees	—	1	—	1
Available-for-sale	403	365	1,147	989

Held-to-maturity	19	22	53	54

Investment debt securities	453	403	1,265	1,064

Advances	982	1,190	2,998	3,278

MPF Loans held in portfolio	127	91	349	253
Federal funds sold	79	131	247	400
Securities purchased under agreements to resell	101	88	308	244
Interest-bearing deposits	49	58	155	165
Other	1	1	3	3

Interest income	1,792	1,962	5,325	5,407

Interest expense -

Consolidated obligations -
Discount notes	579	609	1,611	1,898
Bonds	958	1,062	2,945	2,742

Other	15	21	46	55

Interest expense	1,552	1,692	4,602	4,695

Net interest income	$240	$270	$723	$712

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 5 – Investment Debt Securities

We classify investment debt securities as either trading, held-to-maturity (HTM), or available-for-sale (AFS). Our security disclosures within these classifications are disaggregated by major security types as shown below. Our major security types are based on the nature and risks of the security:

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

Trading Debt Securities

The following table presents the fair value of our trading debt securities.

As of	September 30, 2024	December 31, 2023
U.S. Government & other government related	$3,514	$1,766
MBS
GSE	2	3
Trading debt securities	$3,516	$1,769

The following table presents our gains and losses on trading debt securities recorded in Trading securities on our Condensed Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net unrealized gains (losses) on securities held at period end	$63	$4	$52	$(4)
Net realized gains (losses) on securities sold/matured during the period	1	—	17	—
Net gains (losses) on trading debt securities	$64	$4	$69	$(4)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of September 30, 2024
U.S. Government & other government related	$2,649		$18	$(94)	$2,573
State or local housing agency	5		—	—	5
FFELP ABS	1,568		54	(3)	1,619
MBS
GSE	21,133		129	(98)	21,164
Government guaranteed	30		1	—	31
Available-for-sale debt securities	$25,385		$202	$(195)	$25,392

As of December 31, 2023
U.S. Government & other government related	$2,141		$—	$(116)	$2,025
State or local housing agency	8		—	—	8
FFELP ABS	1,903		58	(4)	1,957
MBS
GSE	19,176		40	(177)	19,039
Government guaranteed	54		1	—	55
Available-for-sale debt securities	$23,282		$99	$(297)	$23,084
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of September 30, 2024
U.S. Government & other government related	$540		$1	$(4)	$537
MBS
GSE	120		3	—	123
Government guaranteed	10		—	—	10
Other	5		—	—	5
Held-to-maturity debt securities	$675		$4	$(4)	$675

As of December 31, 2023
U.S. Government & other government related	$1,385		$2	$(9)	$1,378
MBS
GSE	137		2	—	139
Government guaranteed	24		—	—	24
Other	6		—	—	6
Held-to-maturity debt securities	$1,552		$4	$(9)	$1,547
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

	Available-for-Sale		Held-to-Maturity
As of September 30, 2024	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$489	$487	$355	$355
Due after one year through five years	635	634	40	40
Due after five years through ten years	493	481	131	128
Due after ten years	1,037	976	14	14
MBS and FFELP ABS	22,731	22,814	135	138
Total debt securities	$25,385	$25,392	$675	$675

As of December 31, 2023
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$3	$3	$1,180	$1,181
Due after one year through five years	1,084	1,078	56	55
Due after five years through ten years	301	275	149	142
Due after ten years	761	677	—	—
MBS and FFELP ABS	21,133	21,051	167	169
Total debt securities	$23,282	$23,084	$1,552	$1,547

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of September 30, 2024
U.S. Government & other government related	$297	$—	$1,333	$(94)	$1,630	$(94)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	262	(3)	262	(3)
MBS
GSE	3,061	(15)	4,759	(83)	7,820	(98)
Government guaranteed	—	—	4	—	4	—
Available-for-sale debt securities	$3,358	$(15)	$6,363	$(180)	$9,721	$(195)

As of December 31, 2023
U.S. Government & other government related	$231	$—	$1,396	$(116)	$1,627	$(116)
State or local housing agency	—	—	8	—	8	—
FFELP ABS	—	—	314	(4)	314	(4)
MBS
GSE	6,062	(25)	6,861	(152)	12,923	(177)
Government guaranteed	—	—	17	—	17	—
Available-for-sale debt securities	$6,293	$(25)	$8,596	$(272)	$14,889	$(297)

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

As of	September 30, 2024			December 31, 2023
	Par Value Amount		Weighted Average Contractual Interest Rate	Par Value Amount		Weighted Average Contractual Interest Rate
Due in one year or less	$25,947	[a]	4.64%	$26,321	[a]	5.17%
One to two years	11,002		4.36%	14,180		4.39%
Two to three years	6,246		3.71%	8,592		4.08%
Three to four years	3,342		3.99%	3,811		4.18%
Four to five years	3,849		3.23%	4,423		3.39%
Five to fifteen years	8,703		3.13%	8,129		3.13%
More than fifteen years	504		5.13%	505		5.13%
Total	$59,593		4.15%	$65,961		4.43%
a    At September 30, 2024 and December 31, 2023, of the advances due in one year or less, $4.0 billion remain outstanding to One Mortgage Partners Corp. (now JPMorgan Chase Bank, NA), our former captive insurance company member, whose membership was terminated in 2021 in connection with an FHFA rule.

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated.

As of	September 30, 2024	December 31, 2023
Par value	$59,593	$65,961
Fair value hedging adjustments	(236)	(675)
Other adjustments	(21)	20
Advances	$59,336	$65,306

The following advance borrowers exceeded 10% of our advances outstanding.

As of September 30, 2024	Par Value	% of Total Outstanding
The Northern Trust Company	$8,500	14.3%

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

As of	September 30, 2024	December 31, 2023
Medium term (15 years or less)	$1,415	$1,450
Long term (greater than 15 years)	11,458	9,820
Unpaid principal balance	12,873	11,270
Net premiums, credit enhancement, and/or deferred loan fees	188	168
Fair value hedging and delivery commitment basis adjustments	(23)	(23)
MPF Loans held in portfolio, before allowance for credit losses	13,038	11,415
Allowance for credit losses on MPF Loans	(5)	(5)
MPF Loans held in portfolio, net	$13,033	$11,410
Conventional mortgage loans	$12,118	$10,514
Government Loans	755	756
Unpaid principal balance	$12,873	$11,270

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

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses on MPF Loans.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2024	2023	2024	2023

Allowance for MPF credit losses beginning balance	$5	$5	$5	$5
MPF credit losses charged-off	—	(1)	(1)	(1)
Credit loss recovery	—	1	—	1
Provision for (reversal of) MPF for credit losses	—	—	1	—
Allowance for MPF credit losses ending balance	$5	$5	$5	$5

Allowance for Credit Losses on Community First® Fund (the Fund)

As of September 30, 2024 we had $51 million in Fund loans outstanding and at December 31, 2023 we had $47 million in Fund loans outstanding, recorded in Other assets in our Condensed Statements of Condition.

As of September 30, 2024, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2024	2023	2024	2023
Allowance for Fund loan credit losses beginning balance	$8	$7	$7	$7
Provision for (reversal of) Fund loan for credit losses	—	—	1	—
Allowance for Fund loan credit losses ending balance	$8	$7	$8	$7

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	September 30, 2024			December 31, 2023
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2020 to 2024	Prior to 2020	Total	2019 to 2023	Prior to 2019	Total
Past due 30-59 days	$30	$30	$60	$34	$23	$57
Past due 60-89 days	5	9	14	7	8	15
Past due 90 days or more	10	16	26	5	16	21
Past due	45	55	100	46	47	93
Current	9,958	2,216	12,174	9,348	1,209	10,557
Total outstanding	$10,003	$2,271	$12,274	$9,394	$1,256	$10,650

As of	September 30, 2024			December 31, 2023
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$15	$5	$20	$11	$5	$16
Serious delinquency rate	0.22%	1.60%	0.30%	0.22%	1.57%	0.31%
Past due 90 days or more and still accruing interest	$3	$12	$15	$4	$11	$15
Loans on nonaccrual status	28	—	28	23	—	23
Loans on nonaccrual status with no allowance for credit losses	17	—	17	9	—	9

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	September 30, 2024	December 31, 2023
MPF Loans held in portfolio	$80	$65
HTM securities	3	15
AFS securities	94	90
Interest-bearing deposits	9	10
Federal funds sold	1	2
Securities purchased under agreements to resell	2	3
Advances	203	241
Accrued interest receivable	$392	$426

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

As of September 30, 2024, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value to the financial statements in our 2023 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Our bilateral derivative transactions are subject to variation margin requirements and are fully collateralized with a zero unsecured threshold. We pledged no investment securities for variation margin on our bilateral derivative transactions (that can be sold or repledged by our counterparty) as of September 30, 2024.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Bilateral derivative transactions executed on or after September 1, 2022, are subject to two-way initial margin requirements if our aggregate uncleared derivative transaction exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to a third party custodian will have a security interest in the amount of initial margin required to be posted and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2024, we pledged and/or received initial margin with certain bilateral derivative counterparties.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2023 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $865 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at September 30, 2024. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at September 30, 2024.

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

As of	September 30, 2024			December 31, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$109,808	$910	$1,428	$127,433	$1,058	$2,064
Derivatives not in hedge accounting relationships-
Interest rate contracts	17,821	36	29	7,223	23	20
Mortgage delivery commitments	288	1	—	183	1	—
Other	127	—	—	116	—	1
Derivatives not in hedge accounting relationships	18,236	37	29	7,522	24	21
Gross derivatives amount before netting adjustments and cash collateral	$128,044	947	1,457	$134,955	1,082	2,085
Netting adjustments and cash collateral		(843)	(1,446)		(1,000)	(2,065)
Derivatives on Condensed Statements of Condition		$104	$11		$82	$20
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$927			$1,361
Cash collateral received and related accrued interest	324			296

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table presents the noninterest income (loss) - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2024	2023	2024	2023
Economic hedges -
Interest rate contracts	$(71)	$13	$(51)	$23
Mortgage delivery commitments	3	(4)	(1)	(3)
Other	(3)	3	(1)	4
Economic hedges	(71)	12	(53)	24
Variation margin on derivatives	1	(1)	—	(1)
Noninterest income (loss) - Derivatives and hedging activities	$(70)	$11	$(53)	$23

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

	Derivative Assets
	As of September 30, 2024			As of December 31, 2023
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$766	$180	$946	$993	$88	$1,081
Netting adjustments and cash collateral	(755)	(88)	(843)	(913)	(87)	(1,000)
Derivatives with legal right of offset - net	11	92	103	80	1	81
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on Condensed Statements of Condition	12	92	104	81	1	82
Less:
Noncash collateral received or pledged and can be sold or repledged	—	—	—	61	—	61
Net amount	$12	$92	$104	$20	$1	$21

	Derivative Liabilities
	As of September 30, 2024			As of December 31, 2023
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,368	$89	$1,457	$1,979	$106	$2,085
Netting adjustments and cash collateral	(1,357)	(89)	(1,446)	(1,978)	(87)	(2,065)
Derivatives with legal right of offset - net	11	—	11	1	19	20
Derivatives on Condensed Statements of Condition	11	—	11	1	19	20
Less:
Noncash collateral received or pledged and can be sold or repledged	—	—	—	—	19	19
Noncash collateral received or pledged and cannot be sold or repledged	3	—	3	—	—	—
Net amount	$8	$—	$8	$1	$—	$1

At September 30, 2024 and December 31, 2023, we had $865 million and $837 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of September 30, 2024, we posted an additional $57 million in noncash initial margin collateral and received an additional $19 million in noncash initial margin collateral related to our bilateral derivative transactions.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in the fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of September 30, 2024 we did not have any active fair value hedges on our MPF Loans.

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$(762)	$918	$156	$862	$(721)	$141
Advances	(516)	705	189	375	$(188)	187
Consolidated obligation bonds	599	(943)	(344)	(487)	$90	(397)
Other	—	1	1	—	—	—
Total	$(679)	$681	$2	$750	$(819)	$(69)

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$31	$408	$439	$1,105	$(749)	$356
Advances	138	439	577	678	(201)	477
Consolidated obligation bonds	(172)	(908)	(1,080)	(1,044)	(51)	(1,095)
Other	—	2	2	—	1	1
Total	$(3)	$(59)	$(62)	$739	$(1,000)	$(261)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of September 30, 2024	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$21,947	$(1,114)	$161	$(953)
Advances	35,313	(236)	—	(236)
Consolidated obligation bonds	51,429	(1,050)	(10)	(1,060)
Other	155	—	2	2

As of December 31, 2023
Available-for-sale securities	$19,962	$(1,554)	$194	$(1,360)
Advances	33,983	(675)	—	(675)
Consolidated obligation bonds	68,847	(1,956)	(11)	(1,967)
Other	179	—	3	3

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Cash Flow Hedges

For cash flow hedges, the entire change in the fair value of the hedging instrument is recorded in accumulated other comprehensive income (loss) (AOCI) and reclassified into earnings (net interest income) as the hedged item affects earnings. Hedge effectiveness testing is performed to determine whether the hedge qualifies for hedge accounting.

We are exposed to the variability in the net proceeds received from forecasted zero-coupon discount notes, and the variability of cash flows associated with periodic SOFR-indexed bond issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships utilizing derivative agreements to hedge these exposures. The maximum length of time over which we are hedging this exposure is 6 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. There were no deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next twelve months as of September 30, 2024.

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

	Three months ended September 30, 2024		Three months ended September 30, 2023
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$(14)	$10	$16	$11
Bonds	(12)	2	—	—
Total	$(26)	$12	$16	$11

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$9	$31	$30	$31
Bonds	(11)	3	—	—
Total	$(2)	$34	$30	$31

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2024	December 31, 2023
Consolidated obligation discount notes - carrying amount	$35,756	$28,109
Consolidated obligation discount notes - principal amount	35,902	28,283
Weighted Average Interest Rate	5.01%	5.23%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of September 30, 2024	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$36,713	3.91%	$67,546
One to two years	13,919	2.13%	5,619
Two to three years	10,819	2.47%	5,474
Three to four years	3,711	3.22%	1,387
Four to five years	4,706	3.96%	162
Thereafter	10,941	3.33%	621
Total par value	$80,809	3.30%	$80,809

The following table presents consolidated obligation bonds, for which we are the primary obligor, outstanding by call feature.

As of	September 30, 2024	December 31, 2023
Noncallable	$30,129	$19,068
Callable	50,680	63,307
Par value	80,809	82,375
Fair value hedging adjustments	(1,060)	(1,967)
Other adjustments	2	(19)
Consolidated obligation bonds	$79,751	$80,389

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of September 30, 2024, and December 31, 2023. See Note 16 - Commitments and Contingencies in our 2023 Form 10-K for further details.

Par value as of	September 30, 2024			December 31, 2023
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$894,584	$278,216	$1,172,800	$914,431	$289,885	$1,204,316
FHLB Chicago as primary obligor	80,809	35,902	116,711	82,375	28,283	110,658
As a percent of the FHLB System	9%	13%	10%	9%	10%	9%

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

As of	September 30, 2024		December 31, 2023
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$5,033	$8,480	$4,735	$8,339
Total regulatory capital ratio	4.00%	6.74%	4.00%	7.04%
Leverage capital	$6,291	$12,719	$5,919	$12,508
Leverage capital ratio	5.00%	10.11%	5.00%	10.57%
Risk-based capital	$2,175	$8,480	$2,199	$8,339

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

Capital Concentration

The following member(s) (including any successor) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of September 30, 2024.

As of September 30, 2024	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$343	10.6%	$—

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On October 22, 2024 our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 4.65% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2024. This dividend totaled $73 million (recorded as $71 million dividends on capital stock and $2 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 15, 2024. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Note 12 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized - Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post - Retirement Plans	Total in AOCI
Three months ended September 30, 2024
Beginning balance	$43	$74	$8	$125
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(36)	(26)	(1)	(63)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(12)		(12)
Noninterest expense			(1)	(1)
Ending balance	$7	$36	$6	$49

Three months ended September 30, 2023
Beginning balance	$(159)	$96	$10	$(53)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(64)	16	—	(48)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(11)		(11)
Ending balance	$(223)	$101	$10	$(112)

Nine months ended September 30, 2024
Beginning balance	$(198)	$72	$10	$(116)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	205	(2)	(2)	201
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(34)		(34)
Noninterest expense			(2)	(2)
Ending balance	$7	$36	$6	$49

Nine months ended September 30, 2023
Beginning balance	$(179)	$102	$(11)	$(88)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(44)	30	22	8
Amounts reclassified in period to Condensed Statements of Income:
Net interest income	—	(31)		(31)
Noninterest expense			(1)	(1)
Ending balance	$(223)	$101	$10	$(112)

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
September 30, 2024
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,593	$2,593	$2,593
Federal funds sold and securities purchased under agreements to resell	20,511	20,511		$20,511
Held-to-maturity debt securities	675	675		670	$5
Advances	59,203	59,335		59,335
MPF Loans held in portfolio, net	13,023	12,241		12,232	9
Other assets	392	392		392
Carried at fair value on a recurring basis
Trading debt securities	3,516	3,516		3,516
Available-for-sale debt securities	25,392	25,392		25,392
Advances	133	133		133
Derivative assets	104	104		947		$(843)
Other assets	59	59		59
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	10	10			10
Financial assets	125,611	$124,961	$2,593	$123,187	$24	$(843)
Other nonfinancial assets	212
Assets	$125,823

Carried at amortized cost
Deposits	$(958)	$(958)		$(958)
Consolidated obligation discount notes	(35,756)	(35,761)		(35,761)
Consolidated obligation bonds	(70,356)	(69,387)		(69,387)
Mandatorily redeemable capital stock	(83)	(83)	$(83)
Other liabilities	(455)	(455)		(455)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(9,395)	(9,395)		(9,395)
Derivative liabilities	(11)	(11)		(1,457)		$1,446
Financial liabilities	(117,014)	$(116,050)	$(83)	$(117,413)	$—	$1,446
Other nonfinancial liabilities	(363)
Liabilities	$(117,377)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2023
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,604	$2,604	$2,604
Federal funds sold and securities purchased under agreements to resell	11,868	11,868		$11,868
Held-to-maturity debt securities	1,552	1,547		1,541	$6
Advances	65,171	65,208		65,208
MPF Loans held in portfolio, net	11,405	10,427		10,422	5
Other assets	426	426		426
Carried at fair value on a recurring basis
Trading debt securities	1,769	1,769		1,769
Available-for-sale debt securities	23,084	23,084		23,084
Advances	135	135		135
Derivative assets	82	82		1,082		$(1,000)
Other assets	68	68		68
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	5	5			5
Financial assets	118,169	$117,223	$2,604	$115,603	$16	$(1,000)
Other nonfinancial assets	215
Assets	$118,384

Carried at amortized cost
Deposits	$(628)	$(628)		$(628)
Consolidated obligation discount notes	(24,518)	(24,507)		(24,507)
Consolidated obligation bonds	(79,282)	(77,953)		(77,953)
Mandatorily redeemable capital stock	(83)	(83)	$(83)
Other liabilities	(591)	(591)		(591)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(3,591)	(3,591)		(3,591)
Consolidated obligation bonds	(1,107)	(1,107)		(1,107)
Derivative liabilities	(20)	(20)		(2,085)		$2,065
Financial liabilities	(109,820)	$(108,480)	$(83)	$(110,462)	$—	$2,065
Other nonfinancial liabilities	(424)
Liabilities	$(110,244)

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Advances	$4	$(2)	$3	$5
Discount notes	—	(3)	(2)	4
Bonds	8	(7)	7	(17)
Other	2	—	—	—
Noninterest income (loss) - Instruments held under the fair value option	$14	$(12)	$8	$(8)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	September 30, 2024		December 31, 2023
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$140	$9,375	$145	$1,106
Fair value over (under) UPB	(7)	20	(10)	1
Fair value	$133	$9,395	$135	$1,107

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	September 30, 2024				December 31, 2023
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$6,553	$8,996	[a]	$15,549	$5,274	$7,327	[a]	$12,601
MPF delivery commitments	229	—		229	155	—		155
Advance commitments	111	—		111	1	5		6
Housing authority standby bond purchase agreements	97	431		528	91	439		530
Unsettled consolidated obligation bonds	2,051	—		2,051	10	—		10
Other	—	—		—	1	—		1
Commitments	$9,041	$9,427		$18,468	$5,532	$7,771		$13,303
a    Contains $8.1 billion and $6.4 billion of member standby letters of credit as of September 30, 2024, and December 31, 2023, which were renewable annually.

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

As of	September 30, 2024	December 31, 2023
Assets - Advances	$502	$595
Liabilities - Deposits	8	5
Equity - Capital Stock	29	28

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
During the three and nine months ended September 30, 2024, the Bank did not assume any debt from other FHLBs. During the three months ended September 30, 2023, the Bank did not assume any debt from other FHLBs. During the nine months ended September 30, 2023, the Bank assumed consolidated obligation discount notes with a par value of $4.32 billion from the FHLB of Atlanta with a corresponding transfer of funds to the Bank from the FHLB of Atlanta.

In addition, we provide programmatic and operational support in our role as the administrator of the MPF Program on behalf of the other MPF Banks for which we receive a membership and volume-based administration fee.

Material transactions with other FHLBs are identified on the face of our condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Other selected data at period end
Member standby letters of credit outstanding	$15,549	$16,029	$12,796	$12,601	$13,431
MPF Loans par value outstanding - FHLB System [a]	71,308	69,955	68,532	68,300	67,583
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	20,076	19,553	19,019	19,060	18,853
Number of members	653	653	655	654	652
Total employees (full and part time)	481	482	479	486	498
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$3,142	$3,055	$1,977	$2,220	$2,954
Quarterly number of PFIs funding MPF products - FHLB System	608	583	553	549	577
MPF Loans par value amounts funded - FHLB Chicago PFIs	$1,042	$999	$588	$644	$865
Quarterly number of PFIs funding MPF products - FHLB Chicago	170	159	154	156	168
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.74%	6.89%	6.60%	7.04%	6.32%
Market value of equity to book value of equity	104%	101%	103%	105%	102%
Primary mission asset ratio [b]	71.6%	71.9%	71.6%	72.8%	72.7%
Dividend rate class B1 activity stock-period paid	9.25%	9.00%	8.75%	8.25%	8.00%
Dividend rate class B2 membership stock-period paid	5.13%	5.13%	5.13%	5.13%	5.00%
Return on average assets	0.40%	0.49%	0.56%	0.49%	0.51%
Return on average equity	6.12%	7.37%	8.64%	7.94%	8.71%
Average equity to average assets	6.54%	6.65%	6.48%	6.17%	5.86%
Net yield on average interest-earning assets	0.75%	0.75%	0.77%	0.75%	0.76%
Cash dividends	$71	$70	$76	$72	$70
Dividend payout ratio	54.62%	44.30%	41.76%	43.11%	38.25%
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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, changes in perception, guidance, regulation, and/or legislation relating to the FHFA's Review and Analysis of the Federal Home Loan Bank System “FHLBank System at 100: Focusing on the Future” report, housing finance, the FHLBs, or GSE reform; changes in the Presidential Administration and the Congress; changes in our regulator or changes affecting our regulator and changes in the FHLB Act or applicable regulations or changes in their application; and the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2024 Financial Highlights

•Advances outstanding decreased to $59.3 billion at September 30, 2024, compared to $65.3 billion at December 31, 2023, primarily attributable to depository members experiencing lower funding needs on their balance sheets along with reduced loan demand which resulted in paydowns.

•MPF Loans held in portfolio increased to $13.0 billion at September 30, 2024, compared to $11.4 billion at December 31, 2023, primarily attributable to new acquisition volume that outpaced paydown activity.

•Total investment securities increased to $29.6 billion at September 30, 2024, compared to $26.4 billion at December 31, 2023, primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

•Total liquid assets increased to $23.1 billion at September 30, 2024, compared to $14.5 billion at December 31, 2023. We intend to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $125.8 billion as of September 30, 2024, compared to $118.4 billion as of December 31, 2023, with the change primarily attributable to an increase in our liquidity portfolio.

•Letters of credit commitments increased to $15.5 billion at September 30, 2024, compared to $12.6 billion at December 31, 2023, attributable to increased usage from our members for public unit deposits.

•We recorded net income of $130 million in the third quarter of 2024, down $53 million compared to the third quarter of 2023. The decrease was driven by decreased advance balances in 2024 and an increase in noninterest expense which was primarily driven by increased contributions to housing and community development initiatives.

•In the third quarter of 2024, noninterest income (loss) was $20 million, an increase of $9 million when compared to a $11 million gain for the third quarter of 2023. Gains from trading securities and instruments held under the fair value option were the primary driver of this increase.

•In the third quarter of 2024, noninterest expense was $114 million, an increase of $36 million compared to the third quarter of 2023. The increase was primarily driven by increased contributions of $49 million to housing and community development initiatives, compared to $17 million for the third quarter of 2023.

•As of September 30, 2024, we remained in compliance with all of our regulatory capital requirements.

Summary and Outlook

Third Quarter 2024 Dividends and Dividend Guidance

On October 22, 2024, the Board of Directors declared a dividend of 9.25% (annualized) for Class B1 activity stock and a dividend of 4.65% (annualized) for Class B2 membership stock based on preliminary financial results for the third quarter of 2024. The dividend for the third quarter of 2024 will be paid by crediting members’ accounts on November 15, 2024. The Bank pays a higher dividend per share on activity stock compared to membership stock to recognize members’ support of the cooperative through the use of our products. We expect to maintain at least a 9.25% (annualized) dividend for Class B1 activity stock for the fourth quarter of 2024 and at least an 8.50% (annualized) dividend for Class B1 activity stock for the first quarter of 2025, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payment remains subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Delivering on Our Commitment to Housing and Community Development

The Bank has disbursed more than $30 million through its Downpayment Plus® (DPP®) Program through the third quarter of 2024 to provide downpayment and closing cost assistance to over 3,000 homebuyers in partnership with 202 member financial institutions. The DPP Program will remain open through year-end. In October, the Bank announced that it awarded over $47

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

million in grants through its 2024 Affordable Housing Program (AHP) General Fund to support affordable housing projects and developments.

Additionally, the Bank offers Community Development, Housing and Small Business Advances at below market rates to help members fund affordable housing and economic development needs in their communities. Over $1.4 billion was funded in these advances through the third quarter of 2024 to support over 7,500 housing units and more than 7,000 jobs.

New in 2024, the Bank established the Community Impact Advance Pilot Program to provide $50 million in subsidies to discount the rate on advances up to 200 basis points. Over $250 million was funded in Community Impact Advances through the third quarter of 2024.

In the third quarter of 2024, the Bank also announced initiatives to facilitate more equitable housing lending and sustainable homeownership, including:

•The Low-Income Housing Tax Credit (LIHTC) Collateral Pilot Program which provides members with increased lendable value on their pledged collateral for up to a program total of $300 million of qualifying mortgage loans on LIHTC multi-family housing projects through August 2027.
•The acceptance of mortgage collateral using Vantagescore 4.0 to promote mortgage lending to creditworthy homebuyers who have historically been left out of conventional credit models.
•New MPF Conventional Housing Impact Pricing Grids to help support low and very low-income households through improved pricing for loans to borrowers with income at or below 80% of area median income (AMI).
•Increased funding for its Community First Housing Counseling Resource Program to $3.5 million in 2024, partnering with the Illinois Housing Development Authority (IHDA) and the Wisconsin Housing and Economic Development Authority (WHEDA). The program supports housing counseling agencies in expanding their services to minority and low- and moderate-income homebuyers, and by extension, expanding the pipeline of purchase-ready homebuyers for members.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	September 30, 2024			September 30, 2023			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$29,762	$453	6.09%	$25,747	$403	6.26%	$63	$(13)	$50
Advances	69,293	982	5.67%	84,199	1,190	5.65%	(211)	3	(208)
MPF Loans held in portfolio	12,751	127	3.98%	10,824	91	3.36%	16	20	36
Federal funds sold	5,866	79	5.39%	9,805	131	5.34%	(53)	1	(52)
Securities purchased under agreements to resell	7,480	101	5.40%	6,527	88	5.39%	13	—	13
Interest-bearing deposits	3,588	49	5.46%	4,196	58	5.53%	(8)	(1)	(9)
Other interest-earning assets	65	1	6.15%	70	1	5.71%	—	—	—
Interest-earning assets	128,805	1,792	5.57%	141,368	1,962	5.55%	(180)	10	(170)
Noninterest-earning assets	1,631			1,861
Total assets	$130,436			$143,229

Consolidated obligation discount notes	43,885	579	5.28%	46,717	609	5.21%	(38)	8	(30)
Consolidated obligation bonds	74,124	958	5.17%	82,952	1,062	5.12%	(113)	9	(104)
Deposits and other interest-bearing liabilities	1,118	15	5.37%	1,477	21	5.69%	(5)	(1)	(6)
Interest-bearing liabilities	119,127	1,552	5.21%	131,146	1,692	5.16%	(156)	16	(140)
Noninterest-bearing liabilities	2,779			3,687
Total liabilities	$121,906			$134,833

Net yield on interest earning assets	$128,805	$240	0.75%	$141,368	$270	0.76%	$(27)	$(3)	$(30)

For the nine months ended
Investment debt securities	$27,417	$1,265	6.15%	$24,116	$1,064	5.88%	$145	$56	$201
Advances	70,336	2,998	5.68%	83,790	3,278	5.22%	(523)	243	(280)
MPF Loans held in portfolio	12,130	349	3.84%	10,433	253	3.23%	41	55	96
Federal funds sold	6,131	247	5.37%	10,793	400	4.94%	(173)	20	(153)
Securities purchased under agreements to resell	7,641	308	5.37%	6,556	244	4.96%	41	23	64
Interest-bearing deposits	3,741	155	5.52%	4,294	165	5.12%	(21)	11	(10)
Other interest-earning assets	76	3	5.26%	90	3	4.44%	—	—	—
Interest-earning assets	127,472	5,325	5.57%	140,072	5,407	5.15%	(490)	408	(82)
Noninterest-earning assets	1,754			1,661
Total assets	$129,226			$141,733

Consolidated obligation discount notes	40,912	1,611	5.25%	52,707	1,898	4.80%	(425)	138	(287)
Consolidated obligation bonds	75,757	2,945	5.18%	75,995	2,742	4.81%	(7)	210	203
Deposits and other interest-bearing liabilities	1,064	46	5.76%	1,331	55	5.51%	(11)	2	(9)
Interest-bearing liabilities	117,733	4,602	5.21%	130,033	4,695	4.81%	(443)	350	(93)
Noninterest-bearing liabilities	2,988			3,547
Total liabilities	$120,721			$133,580

Net yield on interest-earning assets	$127,472	$723	0.76%	$140,072	$712	0.68%	$(65)	$76	$11

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

•Interest income from investment debt securities increased primarily due to increased volume.

•Interest income from advances decreased primarily due to a decline in volume due to depository members experiencing lower funding needs on their balance sheets along with reduced loan demand which resulted in paydowns. To a lesser extent, advances maturing in 2023 with a former captive insurance company member also contributed to this decrease in interest income.

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

•Interest income from securities purchased under agreements to resell increased primarily due to increased volume.

•Interest expense on our consolidated obligation discount notes decreased primarily due to a decline in volume.

•Interest expense on our consolidated obligation bonds for the three months ended September 30, 2024 decreased primarily due to a decline in volume in 2024 compared to 2023. In contrast, interest expense on our consolidated obligation bonds for the nine months ended September 30, 2024 increased primarily due to higher overall market interest rates and the maturity of low coupon-rate bonds in 2024 compared to 2023.

•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 42.

Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Trading securities	$64	$4	$69	$(4)
Derivatives and hedging activities	(70)	11	(53)	23
Instruments held under the fair value option	14	(12)	8	(8)
MPF fees, $7, $7, $21 and $19 from other FHLBs	9	9	27	25
Other, net	3	(1)	10	5
Noninterest income (loss)	$20	$11	$61	$41

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Gains from trading securities and instruments held under the fair value option were the primary driver of the increase in noninterest income.

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

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended September 30, 2024
Recorded in net interest income	$189	$156	$1	$9	$(342)	$1	$14
Recorded in derivatives and hedging activities	(4)	(51)	(4)	—	(12)	1	(70)
Recorded in trading securities	—	63	—	—	—	—	63
Recorded on instruments held under the fair value option	4	—	2	—	8	—	14
Total net effect gain (loss) of hedging activities	$189	$168	$(1)	$9	$(346)	$2	$21

Three months ended September 30, 2023
Recorded in net interest income	$187	$140	$—	$10	$(396)	$—	$(59)
Recorded in derivatives and hedging activities	4	5	4	—	(1)	(1)	11
Recorded in trading securities	—	4	—	—	—	—	4
Recorded on instruments held under the fair value option	(2)	—	—	(3)	(7)	—	(12)
Total net effect gain (loss) of hedging activities	$189	$149	$4	$7	$(404)	$(1)	$(56)

Nine months ended September 30, 2024
Recorded in net interest income	$577	$439	$2	$28	$(1,077)	$—	$(31)
Recorded in derivatives and hedging activities	1	(41)	—	—	(12)	(1)	(53)
Recorded in trading securities	—	69	—	—	—	—	69
Recorded on instruments held under the fair value option	3	—	—	(2)	7	—	8
Total net effect gain (loss) of hedging activities	$581	$467	$2	$26	$(1,082)	$(1)	$(7)

Nine months ended September 30, 2023
Recorded in net interest income	$477	$356	$1	$27	$(1,095)	$—	$(234)
Recorded in derivatives and hedging activities	6	15	10	(4)	(3)	(1)	23
Recorded in trading securities	—	(4)	—	—	—	—	(4)
Recorded on instruments held under the fair value option	5	—	—	4	(17)	—	(8)
Total net effect gain (loss) of hedging activities	$488	$367	$11	$27	$(1,115)	$(1)	$(223)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees for the three months ended September 30, 2024 were comparable to the comparable prior period in 2023. MPF fees for the nine months ended September 30, 2024 increased compared to the comparable prior period in 2023, primarily driven by an increase in volume in MPF Loans held in portfolio.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Compensation and benefits	$32	$35	$96	$98
Nonpayroll operating expenses	27	22	77	72
Voluntary Community Investment contributions	49	17	69	17
Federal Housing Finance Agency and Office of Finance	5	5	14	14
Other, net	1	(1)	3	3
Noninterest expense	$114	$78	$259	$204

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits for the three and nine months ended September 30, 2024 decreased primarily due to decreased employee headcount and decreases in severance and pension-related expenses. We had 481 employees as of September 30, 2024, compared to 498 employees as of September 30, 2023.

Nonpayroll operating expenses for the three and nine months ended September 30, 2024 increased as we continued our planned investment in information technology, specifically applications, infrastructure and resiliency.

Voluntary Community Investment contributions for the three and nine months ended September 30, 2024 increased primarily due to subsidies on advances we offer at below market rates to support the local economy and community revitalization efforts in members' communities.

As required by statute, we allocate 10% of income before assessments to fund affordable housing grants through the AHP General Fund and the DPP Programs (see Note 11 - Affordable Housing Program to the financial statements in our 2023 Form 10-K for further details.) Recognizing that additional funds would be beneficial in meeting community needs in affordable housing, as well as business and community development, the Bank plans to continue to commit at least 5% of prior year income before assessments to discretionary funds for this purpose. As of the end of the third quarter of 2024, we have expensed 9% of prior year income before assessments to discretionary funds to support our communities. For more information on some of these voluntary contributions, see Executive Summary on page 37.

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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
MPF fees earned	$9	$9	$27	$25
Expenses related to MPF fees earned	8	9	25	26

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2023 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,		Balance remaining in AOCI as of
	2024	2023	2024	2023	September 30, 2024
Net unrealized gain (loss) available-for-sale debt securities	$(36)	$(64)	$205	$(44)	$7
Net unrealized gain (loss) cash flow hedges	(38)	5	(36)	(1)	36
Postretirement plans	(2)	—	(4)	21	6
Other comprehensive income (loss)	$(76)	$(59)	$165	$(24)	$49

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

For the three months ended September 30, 2024, the net unrealized loss on our AFS portfolio was primarily driven by spreads to swaps widening. For the nine months ended September 30, 2024, the net unrealized gain on our AFS portfolio was primarily due to spreads to swaps tightening in 2024. As these securities approach maturity, we expect the net unrealized gains in our AOCI as of September 30, 2024 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for 2024 was primarily driven by the movement in long term market interest rates.

Postretirement plans

The loss on postretirement plans for 2024 was primarily due to an actuarial adjustment resulting from a slight decrease in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of September 30, 2024 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2024	December 31, 2023
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$23,104	$14,472
Investment debt securities	29,583	26,405
Advances	59,336	65,306
MPF Loans held in portfolio, net of allowance for credit losses	13,033	11,410
Other, net of allowance for credit losses	767	791
Assets	$125,823	$118,384

Consolidated obligation discount notes	$35,756	$28,109
Consolidated obligation bonds	79,751	80,389
Other	1,870	1,746
Liabilities	117,377	110,244
Capital stock	3,165	3,277
Retained earnings	5,232	4,979
Accumulated other comprehensive income (loss)	49	(116)
Capital	8,446	8,140
Total liabilities and capital	$125,823	$118,384

The following is an analysis of the above table and comparisons apply to September 30, 2024 compared to December 31, 2023.

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

In the third quarter of 2024, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased at the end of the third quarter of 2024 compared to year end 2023 with the change primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

Advances

Advance balances decreased at the end of the third quarter of 2024 compared to year end 2023. This was primarily attributable to depository members experiencing lower funding needs on their balance sheets along with reduced loan demand which resulted in paydowns. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. In addition, as our remaining advances with our former captive insurance company member continue to mature, our total advance levels may decrease. For a discussion of risks relating to our former captive insurance company member see Risk Factors starting on page 21 in our 2023 Form 10-K. For details on our advances with our former captive insurance company member, see Note 6 - Advances.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at the end of the third quarter of 2024 compared to year end 2023. This was primarily attributable to new acquisition volume that outpaced paydown activity. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending September 30, 2024, we maintained a liquidity position in accordance with FHFA regulations and guidance, which may be amended from time to time, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements. See Liquidity, Funding, & Capital Resources on page 51 in our 2023 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:

Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $4.4 billion as of September 30, 2024). As of September 30, 2024, our overnight liquidity was $28.3 billion or 22% of total assets, giving us an excess overnight liquidity of $23.9 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2024, we had excess liquidity of $55.9 billion to support member deposits.

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

In an effort to satisfy our current liquidity requirements, we generally maintain increased balances in short-term or liquid investments. In addition, we target a minimum amount of positive cash flow for the next five calendar days at the beginning of each day. Depending on market conditions, the Liquidity AB may require the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see Risk Factors on page 21 in our 2023 Form 10-K.

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

	MPF Loans	Investment Debt Securities
As of September 30, 2024	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$2,467	$1,231	$440
After one year through five years	4,914	7,965	160
After five years through ten years	2,969	14,942	60
After ten years	2,523	2,306	16
Total	$12,873	$26,444	$676

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 21 in our 2023 Form 10-K.

Funding

For a discussion of our sources of funding, see Sources of Funding starting on page 56 in our 2023 Form 10-K.

Conditions in Financial Markets

After keeping the target federal funds rate unchanged at its July 2024 meeting, the Federal Open Market Committee (FOMC) cut that rate 50 basis points to a range of 4.75-5.00% at its September 2024 meeting, which was the first rate cut since March 2020. Leading up to the September 2024 meeting, market participants expected a cut, given economic data that suggested some softening in the labor market and easing inflation, as well as commentary from FOMC Chairman Powell at the Jackson Hole Economic Symposium in August 2024 indicating a policy adjustment in the near term. One matter of debate among market participants was the size of the expected cut; and, for the first time since 2005, one member of the FOMC dissented, preferring instead only a 25 basis point cut at the September 2024 meeting. Market participants continue to anticipate further rate cuts in the future. Yields for U.S. Treasuries were lower for all points across the curve at the end of the third quarter 2024 relative to the prevailing yields at the end of the second quarter 2024.

After increasing 1.6% in the first quarter of 2024, U.S. Gross Domestic Product (GDP) rose by 3.0% in the second quarter of 2024. According to the Department of Commerce, GDP growth in the second quarter primarily reflected increases in consumer spending, private inventory investment, and nonresidential fixed investment. The U.S. stock market gained during the third quarter 2024. The Dow Jones Industrial Average attained a record closing high at the end of September 2024 with the index ending the quarter at 42,330 points on September 30, 2024, versus 39,119 points on June 28, 2024.

We maintained ready access to funding throughout the third quarter of 2024.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Condensed Statements of Cash Flows

Net cash flows from operating activities

Nine months ended September 30,	2024	2023
Net cash provided by (used in) operating activities	$352	$1,975

In 2024, the majority of our operating cash inflows was related to net income. In 2023, the majority of our operating cash inflows was related to cash received from clearinghouses to settle mark-to-market positions and net income, as well as the impact of increased interest accrued on our consolidated obligation bond issuances.

Net cash flows from investing activities with significant activity

Nine months ended September 30,	2024	2023
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$(8,643)	$2,635
Investment debt securities	(2,570)	(3,403)
Advances	6,368	(8,881)
MPF Loans held in portfolio	(1,641)	(922)
Other	(12)	(9)
Net cash provided by (used in) investing activities	$(6,498)	$(10,580)

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

•In 2024, our net cash inflows for advances were attributable to depository members experiencing lower funding needs on their balance sheets along with reduced loan demand which resulted in paydowns. In 2023, our net cash outflows for advances were attributable to increased borrowing from our depository members.

•In 2024 and 2023, our net cash outflows for MPF Loans held in portfolio were due to new acquisition volume that outpaced paydown activity.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Net cash flows from financing activities with significant activity

Nine months ended September 30,	2024	2023
Consolidated obligation discount notes	$7,704	$(21,738)
Consolidated obligation bonds	(1,571)	25,642
Proceeds on discount note transfers with other FHLBs	—	4,266
Other	2	438
Net cash provided by (used in) financing activities	$6,135	$8,608

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

•In 2024, our net cash inflows for Other was primarily due to proceeds from issuance of our capital stock and cash from deposits. In 2023, our net cash inflows for Other were primarily due to proceeds from issuance of our capital stock.

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

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At September 30, 2024, RCAP advances outstanding totaled $13.0 billion to 82 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

	September 30, 2024	December 31, 2023
Capital stock	$3,165	$3,277
Mandatorily redeemable capital stock (MRCS) recorded as a liability	83	83
Regulatory capital stock	3,248	3,360
Retained earnings	5,232	4,979
Regulatory capital	$8,480	$8,339

Capital stock	$3,165	$3,277
Retained earnings	5,232	4,979
Accumulated other comprehensive income (loss)	49	(116)
GAAP capital	$8,446	$8,140

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

We may not pay dividends if we fail to satisfy our minimum capital and/or liquidity requirements under the FHLB Act and FHFA regulations. On October 22, 2024, our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 4.65% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2024. This dividend totaled $73 million (recorded as $71 million dividends on capital stock and $2 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 15, 2024.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $59.6 billion were advances (par value) and $15.5 billion were letters of credit at September 30, 2024, compared to $66.0 billion and $12.6 billion at December 31, 2023.

	September 30, 2024			December 31, 2023
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	526	$73,544	$180,113	516	$77,291	$167,023
4	11	1,799	2,258	10	1,453	1,916
5	6	130	179	8	77	135
Total	543	$75,473	$182,550	534	$78,821	$169,074

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

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the nine months ended September 30, 2024 and 2023, we purchased and concurrently delivered $0.5 billion and $0.5 billion in unpaid principal balance of these loans to Fannie Mae.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Debt Securities

We hold a variety of investment debt securities, mostly government backed or insured securities. There have been no material changes in the credit ratings of these securities since December 31, 2023 except for our FFELP ABS portfolio, which was downgraded in the second quarter of 2024. As of September 30, 2024, we have a remaining balance of $1.14 billion in FFELP ABS downgraded from AA to A, and $262 million in FFELP ABS downgraded from AA to BBB. We believe these investments are currently low risk. For further details see Investment Debt Securities on page 71 in our 2023 Form 10-K.

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

As of September 30, 2024	AA	A	Total
Domestic U.S.
Interest-bearing deposits	$—	$2,570	$2,570
Foreign commercial banks - federal funds sold:
Australia	1,100	—	1,100
Canada	—	1,800	1,800
Finland	86	—	86
Germany	—	1,100	1,100
Netherlands	—	1,000	1,000
Norway	1,100	—	1,100
Sweden	1,100	—	1,100
Total U.S. branches and agency offices of foreign commercial banks	3,386	3,900	7,286
Total unsecured credit exposure	$3,386	$6,470	$9,856

All $9.86 billion of the unsecured credit exposure shown in the above table were overnight investments.

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

The following table presents our derivative positions where we have such credit exposures. The ratings shown in the following table reflect the lowest long-term debt rating reported among the three largest NRSROs. FHFA regulations require the Bank to develop and assign internal credit ratings for its counterparties that do not rely exclusively on ratings reported by NRSROs. As such, the ratings shown in the following table are for presentation purposes only. Noncash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the DCOs for cleared derivatives and is included in our derivative positions with credit exposure. Noncash collateral pledged also consists of net initial margin exchanged on our bilateral derivatives, which for presentation purposes we have reported on a net basis. As of September 30, 2024, we had no material concentration of credit risk with any one bilateral derivative counterparty.

	Net Derivative Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties	[a]
As of September 30, 2024
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$318	$(309)	$—	$9
Cleared derivatives	91	—	865	956

Overcollateralized liability positions -
Bilateral derivatives -
A	(223)	225	19	21
BBB	(468)	466	20	18
Nonmember counterparties	(282)	382	904	1,004
Member counterparties	1	—	—	1
Total	$(281)	$382	$904	$1,005
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

FHFA's Review and Analysis of the FHLB System. On November 7, 2023, the FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLB System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLB System. The report focused on four broad themes: (1) the mission of the FHLB System; (2) the FHLB System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLB System operational efficiency, structure, and governance. The FHFA has stated that it expects to continue a multi-year collaborative effort with the FHLBs, their member institutions, and other stakeholders to address the recommended actions in the System at 100 Report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action. The FHFA made legislative recommendations for the FHLB System in its 2023 Report to Congress issued on June 14, 2024 consistent with proposed plans and actions included in the System at 100 Report. Other significant recent regulatory actions for the FHLBs are discussed in this section.

Advisory Bulletin on FHLB Member Credit Risk Management (AB 2024-03). On September 27, 2024, the FHFA issued an advisory bulletin setting forth the FHFA’s expectations that an FHLB’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBs to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of: escalation policies; processes for coordination with members’ prudential regulators; and management policies addressing default, failure, and insolvency situations. While the Bank is still evaluating this advisory bulletin against its current member credit risk management policies and procedures to assess its potential impact on the Bank and its operations, the Bank does not expect this guidance will impact its role as a reliable source of liquidity for its members.

Advisory Bulletin on Federal Home Loan Bank System Climate-Related Risk Management (AB 2024- 04). On September 30, 2024, the FHFA issued an advisory bulletin setting forth the FHFA’s expectation that each FHLB should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate, monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBs to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. Some aspects of this advisory bulletin also apply to the Office of Finance, as relevant. The Bank is evaluating the potential impact of the advisory bulletin on the Bank and its operations.

Proposed Rule on Unsecured Credit Limits for Federal Home Loan Banks. On October 3, 2024, the FHFA published a proposed rule with a comment deadline of December 2, 2024, to amend the FHFA’s regulation on capital requirements (“Capital Regulation”) to modify unsecured credit limits for FHLBs. The proposed rule would include interest bearing deposit accounts (“IBDAs”) in a category of authorized overnight investments that would be excluded from the general limit on unsecured credit to a single counterparty. IBDAs are non-maturity deposits in approved counterparties which may be used to manage liquidity. The proposed rule would, among other things, increase the frequency of the required performance of certain capital calculations and clarify that certain non-interest-bearing deposit accounts (such as settlement, payment or other transactional accounts) are to be considered unsecured extensions of credit subject to the Capital Regulation’s unsecured general or overall (less restrictive) limit. Although excluding IBDAs from the general unsecured credit limit could provide greater flexibility for an FHLB’s liquidity management, several of the other proposed changes, if adopted, could result in significant changes to the Bank’s current business processes. The Bank is evaluating the potential impact of the proposed rule on the Bank and its operations.

Proposed Rule on Federal Home Loan Bank System Boards of Directors and Executive Management. On November 4, 2024, the FHFA published a proposed rule with a comment deadline of February 3, 2025, revising its regulations addressing boards of directors and overall corporate governance of the FHLBs and the OF. If adopted as presented, the proposed rule would, among other things: (1) impact director compensation by allowing the Director of the FHFA to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the FHLBs to complete and submit background checks to the FHFA on every nominee for a directorship; (3) impact public interest independent director qualifications, in part by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all FHLB independent directors to

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions, business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing FHLB directors for cause. Other proposed revisions address, among other things, FHLB conflicts of interest policies, covering all FHLB employees, including specific limitations on executive officers and senior management and record retention.

While some proposed revisions would codify existing guidance and practice, several of the proposed revisions could result in significant changes to the nomination, election and retention of the Bank’s board of directors. Additional director eligibility requirements and limitations on, and potential reductions or limitations to, director compensation resulting from the proposed rule, if adopted, could hinder the Bank’s ability to recruit and retain directors with the talent and expertise that are critical to the Bank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. The Bank continues to analyze the impact that the proposed rule could have on us.

The Bank continues to monitor the FHFA’s efforts to implement the recommendations from the System at 100 Report and the Bank is not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on the Bank, its members, or the FHLB System in the future. The Bank plans to continue to engage with the FHFA and other stakeholders in an effort to ensure that the FHLB System remains well positioned to serve the Bank’s members and their communities. For a further discussion of the System at 100 Report, including proposed plans and actions, and related risks, see the Legislative and Regulatory Developments and Risk Factors sections of our 2023 Form 10-K.

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

	September 30, 2024		December 31, 2023
Scenario as of	Change in Market Value of Equity	Loss Limit	Change in Market Value of Equity	Loss Limit
-200 bp	$(17)	$(650)	$(112)	$(650)
-100 bp	19	(290)	(30)	(290)
-50 bp	18	(130)	(8)	(130)
-25 bp	11	(65)	(2)	(65)
+25 bp	(14)	(65)	(2)	(65)
+50 bp	(32)	(130)	(7)	(130)
+100 bp	(75)	(290)	(26)	(290)
+200 bp	(192)	(650)	(86)	(650)

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of September 30, 2024	As of December 31, 2023
Yield Curve Risk	$5	$8
Option Risk
Implied Volatility	(5)	(5)
Basis Risk
Spread to Swap Curve	(10)	(3)

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

As of September 30, 2024, our sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $(5) million, compared to $(5) million at December 31, 2023. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	September 30, 2024	December 31, 2023
Down 200 bps	-0.5	-1.1
Base	0.5	0.0
Up 200 bps	1.4	0.7

As of September 30, 2024, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $297 million, and our market value of equity to book value of equity ratio was 104%, compared to $390 million and 105% at December 31, 2023. The decline in the market value of equity to book value of equity was largely a result of fixed income instruments approaching par value and consolidated obligation spread tightening in the markets.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	November 7, 2024		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		Name:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 7, 2024		(Principal Financial Officer and Principal Accounting Officer)