Form 10-K
period 2024-12-31
Federal Home Loan Bank of Chicago
filed 2025-03-10
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to applicable regulatory and statutory limits. At June 30, 2024, the aggregate par value of the stock held by current and former members was $3,288,614,651. As of January 31, 2025, registrant had 33,249,977 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

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

Introduction

We are a federally chartered corporation and one of 11 Federal Home Loan Banks (the FHLBs) that, with the Office of Finance, comprise the Federal Home Loan Bank System (the FHLB System or the System). The FHLBs are government-sponsored enterprises (GSEs) of the United States of America and were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLB Act), in order to improve the availability of funds to support home ownership. The mission of the FHLBs is to provide liquidity to members and support housing and community development.

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

Mission Statement

The Bank is a mission-oriented organization. Our mission is to partner with our members in Illinois and Wisconsin to provide them competitively priced funding, a reasonable return on their investment in the Bank, and support for their community investment activities.

We fulfill our mission through the advances, mortgage finance, and other credit businesses we conduct and the support we give our communities through our community investment programs, as further discussed in this Item 1.

a    Unless otherwise specified, references to we, us, our and the Bank are to the Federal Home Loan Bank of Chicago.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2024				December 31, 2023
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	276	134	410	63%	283	135	418	64%
Savings institutions	37	18	55	9%	39	18	57	9%
Credit unions	51	51	102	16%	51	53	104	16%
Insurance companies	48	22	70	11%	47	21	68	10%
Community Development Financial Institutions	5	3	8	1%	5	2	7	1%
Total	417	228	645	100%	425	229	654	100%

The following table presents our FDIC-insured depository institution members by asset size. Community Financial Institution (CFI) is defined by our regulator, the FHFA, as FDIC-insured institutions with no more than $1.461 billion (the limit during 2024) in average total assets over three years. This limit is adjusted annually for inflation. See the Glossary of Terms for "CFI" on page 122 for further details.

As of December 31,	2024	2023
FDIC-insured depository institution member asset size:
Community Financial Institutions	87.53%	87.79%
Larger non-community financial institutions	12.47%	12.21%
Total	100.00%	100.00%

In 2024, our total membership declined by nine institutions.

We lost 14 members due to mergers and three members due to involuntary terminations by our Board of Directors. Although 12 of these members were ultimately acquired by other Bank members, five were ultimately acquired by out-of-district institutions.

We gained eight new members by adding three credit unions, two banks, two insurance companies, and one community development financial institution during 2024. We continue to work toward our goal of building a stronger cooperative by adding new members.

In 2024, 92% of our member institutions and housing associates used at least one of our core product offerings - advances, letters of credit, or MPF Program products - or Community Investment (as further described below) products.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Business Overview

Our mission-focused business is different from that of a typical financial services firm. As a cooperative, we use our resources to support member utilization of the cooperative, and to support the communities in which members operate.

Our vision is to continue to be a reliable source of liquidity and funding that strengthens our members and empowers them to enhance access to quality, affordable housing in their communities. Two core pillars drive our strategy to help us achieve our vision:

1. Engaged Membership: We seek to empower our members to build vibrant communities by reliably providing funding and liquidity, innovative solutions, community investments, and an exceptional experience that drives engagement.
2. Housing Leadership: We seek to leverage our influence, financial strength, and partnerships with our members to increase the supply of, and access to, quality owner-occupied housing within our District.

Additionally, we believe that optimizing operations enabled by technology and cultivating a high performing workforce will help us achieve our vision.

Mission Asset Ratio

The following table represents a view of the mission-focused business we do as a cooperative bank.

	2024	2023
Average par value for the year ended December 31,
Advances	$70,268	$83,500
Mortgage assets (Acquired Member Assets - AMA)	12,274	10,533
Primary mission assets	$82,542	$94,033
Consolidated obligations	$118,473	$130,429
U.S. Treasuries	2,869	1,247
Consolidated obligations less U.S. Treasuries	$115,604	$129,182
Primary mission asset ratio	71.4%	72.8%

Supplemental mission assets and activities as of December 31,
MPF Program Loans held by other third party investors	$21,917	$23,633
Member standby letters of credit	12,908	12,601
Mission related liquidity	30,426	13,681
Small Business Administration investments	3,137	2,426
Housing authority standby bonds purchased and commitments outstanding	527	539
MPF Loan delivery commitments	93	155
Advance commitments	445	6
Member derivatives	2	2
Community First Fund loans and commitments	51	47
Supplemental mission assets and activities	$69,506	$53,090

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

Our primary mission asset ratio for the year ended December 31, 2024 was 71.4%.

For a discussion on how the change in business activities with significant members and the loss of such members may negatively impact our primary mission asset ratio, see Risk Factors on page 18.

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

We are required to obtain and maintain a first-lien security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Establishing Credit Limits on page 63.

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

As the market of SOFR-linked products continues to develop, the Bank may consider additional products to meet our members' business needs.

The FHLB Act authorizes us to make advances to non-member housing associates that meet regulatory eligibility requirements including that the housing associate is approved under Title II of the National Housing Act. We currently have approved four non-member housing associates that are eligible to borrow from the Bank. We had $11 million in advances outstanding to non-member housing associates at December 31, 2024, and $90 million at December 31, 2023.

For disclosure relating to our five largest advance borrowers as of December 31, 2024, see page 49.

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

The availability of alternative funding sources influences the demand and pricing for our advances and can vary as a result of a number of factors, such as the regulatory environment, market conditions, products offered, members' creditworthiness, and availability of collateral. Changes to legislation, regulations, or guidance affecting our members or their use of our products or requiring them to use other products (such as the Federal Reserve discount window), or changes to our members’ business models may impact demand for our advances. We compete for advances on the basis of the total cost of our products to our members (which include the rates we charge, required capital stock purchases, and any dividends we pay), credit and collateral terms, prepayment terms, product features such as embedded options, and the ability to meet members' specific requests on a timely basis.

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

We make customary representations and warranties regarding the eligibility of the off-balance sheet MPF Loans to third party investors. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. PFIs make the same representations and warranties to us with respect to the MPF Loans. When a PFI sells a mortgage loan under any MPF Loan product that fails to comply with the representations and warranties, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans if the failure cannot be cured. See Mortgage Repurchase Risk on page 67 for further information about MPF Loans repurchases.

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

Competition

We face competition in the markets for conventional loans, Government Loans, and loans with credit risk sharing arrangements from secondary market participants. Secondary market participants include, but are not limited to, dealers, banks, hedge funds, money managers, insurance companies, large mortgage aggregators (including non-bank mortgage companies), private investors, and other GSEs such as Fannie Mae and Freddie Mac. Some of these competitors have greater resources, larger volumes of business, and longer operating histories. As a result, our ongoing revenue derived from MPF Loan products may be affected by the volume of business done by our competitors. For further discussion of risks relating to competition and the MPF Program, see Risk Factors on page 18.

Other Activities

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits, entered into with or issued by highly rated institutions and other eligible counterparties. For further discussion of unsecured credit exposures related to our short-term investment portfolio, see Unsecured Short-Term Investments on page 71.

Our longer-term investment debt securities portfolio includes securities issued by the U.S. government, U.S. government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset-backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs. For a discussion of the carrying values and ratings of these securities, see Investment Debt Securities on page 69. For this purpose, GSE includes Fannie Mae and Freddie Mac. Securities issued by GSEs are not guaranteed by the U.S. government.

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

The FHFA's regulations and our internal derivatives and hedging policies establish guidelines for our use of interest rate derivatives. These regulations prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 73 and Note 9 - Derivatives and Hedging Activities to the financial statements.

Community Investment Activities

We provide financing and direct funding tools that support the affordable housing and community lending initiatives of our members that benefit very low to moderate-income individuals, households, businesses and neighborhoods. Outlined below is a more detailed description of the programs that we currently administer and fund.

Affordable Housing Program (AHP) - We offer AHP subsidies in the form of direct grants to members to stimulate affordable rental and homeownership opportunities for households with incomes at or below 80% of the area's median income. By statute, we are required to contribute 10% of our income before assessments to fund AHP. Of that required contribution, we may allocate up to the greater of $4.5 million or 35% to provide funds to members participating in our homeownership set-aside programs.

Direct grants are available under our competitive AHP General Fund to members in partnership with community sponsors and may be used to fund the acquisition, rehabilitation, and new construction of affordable rental or owner-occupied housing. We awarded competitive AHP subsidies of $48 million for the year ended December 31, 2024 and $33 million for the year ended December 31, 2023.

In addition, direct grants are available to members under our Downpayment Plus® (DPP®) homeownership set-aside programs and may be provided to eligible homebuyers to assist with down payment, closing, counseling, or rehabilitation costs in conjunction with an acquisition. We also recognize that additional funding is beneficial in meeting community needs in affordable housing, so we contribute additional funds in excess of the amounts allocated by statute for our DPP programs. During the years ended December 31, 2024 and 2023, we disbursed $42 million and $33 million, respectively, through our DPP programs.

Assessments for our AHP are included in affordable housing assessments in our Statements of Income. During the year ended December 31, 2024, we recognized a statutory assessment of $70 million to fund our AHP General Fund and DPP programs in 2025. For additional information on our AHP General Fund and DPP programs, see Note 11 - Affordable Housing Program to the financial statements.
Voluntary Grant Programs - In addition to the grants provided through AHP, the Bank offered additional grant programs to support affordable housing and economic development needs in our district. The voluntary grant programs offered in 2024 were:

•Community First® Accelerate Grants for Small Business: A grant program that provides grant funds to strengthen small businesses located in Illinois and Wisconsin.
•Community First Housing Counseling Resource Program: A grant program to support housing counseling agencies in expanding their service to low- and moderate-income homebuyers.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

•Community First Developer Program: A grant program to fund career development initiatives that support developers of affordable housing.

We awarded $17 million and $8 million through these voluntary grant programs during the years ended December 31, 2024 and 2023, respectively.

Community Lending

Community Advances and related letters of credit - We offer products where members may apply for advances or letters of credit to support affordable housing or community economic development lending (called Community Advances). These discounted advance products provide funding at interest rates below regular advance rates for terms typically up to 10 years. Community Advances may be used to finance affordable homeownership units, multi-family rental projects, industrial and manufacturing facilities, agricultural businesses, healthcare facilities, educational centers, public or private infrastructure projects, or commercial businesses. The credit products we offered under our Community Advances in 2024 were:

•Community Development Advances: Supports our members’ efforts to promote economic development in their communities through small business, agricultural, commercial, and infrastructure lending.
•Community Housing Advances: Supports our members’ affordable housing lending.
•Community Small Business Advances: Supports our members’ small business lending.

Community Impact Advance Pilot Program - In addition to the credit products described above, in 2024, the Bank launched the Community Impact Advance Pilot Program to provide up to $50 million in interest rate subsidies to support our members’ lending and investments in affordable housing, economic development, and community partnerships. The program was designed in response to members’ needs and challenges, particularly the critical issues of rising costs and interest rates, which have made accessing needed capital more difficult. By offering an up to a two percent reduction in interest rates on advances, the program helps lessen these barriers, increasing the funding members can provide their communities.

Community First Fund - Our Board of Directors approved $50 million in 2011 to supplement our current affordable housing and community investment programs, which became the foundation for the Community First Fund (the Fund). The Fund is an innovative revolving credit facility that provides subsidized or low-cost, longer term financing to CDFIs, community development loan funds, and state housing finance authorities promoting affordable housing and economic development in our district. For additional information on the Fund, see Note 8 - Allowance for Credit Losses to the financial statements.

As of December 31, 2024, and 2023, we had approximately $1.2 billion and $0.9 billion in advances and loans outstanding, respectively, under our community lending programs and $17 million and $46 million outstanding, respectively, related to our Community Advances letters of credit. In total, the Bank has funded approximately $2.5 billion and $2.4 billion in advances and loans through our community lending programs in 2024 and 2023, respectively, leveraging total subsidies of $60 million and $0 million for below-cost lending.

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

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. For further discussion of market conditions and their potential impact on us, see Risk Factors on page 18 and Funding on page 52.

Although the available supply of funds from the FHLBs' debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Business Environment

Our financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within our district of Illinois and Wisconsin, and the conditions in the financial, housing, and credit markets. In particular, our net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. We endeavor to manage our interest rate risk by entering into fair value hedge relationships utilizing interest rate derivative agreements to hedge a portion of our advances, investment debt securities, and debt. We are exposed to the variability in the net proceeds received from forecasted zero-coupon discount notes, and the variability of cash flows associated with periodic SOFR-indexed bond issuances, which is attributable to changes in the benchmark interest rate. Our cash flow hedge strategy is to hedge, on a "rolling" basis, our exposure to the variability in the net proceeds received from forecasted zero-coupon discount notes and the variability of cash flows associated with periodic SOFR-indexed bond issuances attributable to changes in the benchmark interest rate, by entering into interest rate swaps to mitigate such risk. Additionally, we enter into economic hedges using derivative agreements to hedge our mortgage-related assets, which are sensitive to changes in mortgage rates.

Our profitability is significantly affected by the interest rate environment. We earn relatively narrow spreads between yields on assets and the rates paid on corresponding liabilities. A large portion of our advance business is based on our funding costs plus a narrow spread. We also expect our ability to generate significant earnings on capital and short-term investments will be affected by the Federal Reserve’s policy of setting the short-term federal funds rate. Income and spreads can also be affected by changes in regulations or accounting rules, which can change the funding, hedging, and the liquidity profile of our balance sheet. Short-term interest rates also directly affect our earnings on invested capital. The size of our balance sheet and amount of our earnings are also affected by the level of advances outstanding, the demand for which is affected by the amount of liquidity in the financial system, which in turn depends in part on the level of monetary stimulus from the Federal Reserve and fiscal stimulus from the government, as well as the demand for loans in the economy and the relative attractiveness of investments. For further discussion of the risk we face relating to the interest rate environment and government monetary policies, see Risk Factors on page 18.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Human Capital Resources

Our human capital is a major contributor to the success of our strategic business objectives. In managing our human capital, the Bank focuses on its workforce profile, as well as the various programs described below.

Workforce Profile

Our workforce is primarily comprised of permanent employees, with our principal operations in one location. We also use consultants, independent contractors, and temporary employees in the normal course of our business. As of December 31, 2024, we had 469 full-time and 12 part-time employees. As of December 31, 2024, our permanent workforce composition is 45% female, 55% male, 56% White, and 44% People of Color. Our workforce has traditionally included a number of longer-tenured employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas, continuous improvement, and our goals of a high-performing workforce. As of December 31, 2024, the average tenure of our employees was 8 years.

There are no collective bargaining agreements with our employees.

Total Rewards

We seek to attract, develop and retain talented employees to achieve our strategic business initiatives, enhance business performance and provide members a reasonable return on their investment in the Bank. We support this objective through a combination of development programs, benefits and employee well-being programs, and recognizing and rewarding performance. Specifically, our programs include:

•Cash compensation that includes competitive salary and performance based incentives
•Benefits, including health insurance, life and AD&D insurance, supplemental life insurance, a lifestyle spending account, 401(k) retirement savings plans with employer match, and pension benefits
•Well-being programs, including an employee assistance program
•Time away from work, including time off for vacation, illness, personal, holiday, and volunteer opportunities
•Culture programs, including employee resource groups, employee engagement teams, and philanthropic volunteer groups
•Work/Life balance, including 100% paid salary continuation for short-term disability, family leave, new child leave, military leave, bereavement, jury duty and court appearances, flexible scheduling, and a hybrid work environment
•Development programs and training, including leadership development, educational assistance programs, internal educational and development opportunities, access to Udemy for Business, McKinsey Academy, and Speak by Design training, and fee reimbursement for external educational and development programs

Our performance management framework includes annual goal setting as well as mid-year and year-end performance reviews. Merit and incentive payments are differentiated for the Bank’s highest performers.

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

Our business is subject to extensive regulation and supervision. As discussed throughout this Form 10-K, the laws, regulations, and regulatory guidance to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, collateral practices, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As a result, such laws and regulations have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, product and service offerings, risk management, and costs of compliance. For a discussion of risks relating to the complex body of laws and regulations to which we are subject, see Risk Factors on page 18. For a discussion of the impacts of recent regulatory and legislative developments, see Legislative and Regulatory Developments below.

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

Legislative and Regulatory Developments

Certain significant legislative and regulatory actions and developments are summarized below.

The Bank is subject to various legal and regulatory requirements and priorities. Certain early actions by the current federal executive administration indicate the Bank’s regulatory environment is changing. Changes in the regulatory environment under the current administration, including regulatory priorities and areas of focus, could, and likely will, affect the Bank’s business operations, results of operations and reputation. For example, on January 20, 2025, the current administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule. This memorandum applies to proposed rules, among other regulatory actions, including those discussed in this section. Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of the impacted regulatory actions and their ultimate effects on the Bank and the FHLB System.

FHFA’s Review and Analysis of the FHLB System. On November 7, 2023, the FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLB System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLB System. The report focused on four broad themes as part of a multi-year collaborative effort with the FHLBs, their member institutions, and other stakeholders to:
•update and clarify its regulatory statement of the FHLBs' mission;
•clarify the FHLBs' liquidity role;
•expand the FHLBs' housing and community development focus; and
•promote the FHLBs' operational efficiency.

The FHFA has since issued rulemakings and requests for input and made legislative recommendations for the FHLB System in its 2023 Report to Congress issued on June 14, 2024 consistent with proposed plans and actions included in the System at 100 Report.

Given the current regulatory environment, the Bank is not able to predict what actions, if any, will ultimately result from the FHFA’s recommendations in the System at 100 Report, the timing of any such actions, the extent of any changes to the Bank or the FHLB System, or the ultimate effect on the Bank or the FHLB System of any such actions. For a further discussion of related risks, see Risk Factors starting on page 18.

Advisory Bulletin FHLB System Climate-Related Risk Management. On September 30, 2024, the FHFA issued an advisory bulletin setting forth the FHFA’s expectation that each FHLB should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate, monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBs to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures; conduct climate-related scenario

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

analyses; implement processes to report and communicate climate-related risks to internal stakeholders; and have a plan to respond to natural disasters and support climate resiliency. The advisory bulletin also requires the FHLBs to identify and incorporate climate-related legal and compliance risk into their existing enterprise risk management frameworks, including applicable climate-related regulations and federal and state disclosure requirements. Relatedly, the Bank continues to monitor developments relevant to the SEC’s final rule on the enhancement and standardization of climate-related disclosures and notes recent statements from the Acting SEC Chair that indicate that the SEC could take steps to rescind the rule. The Bank also continues to monitor the status of certain climate-related state laws to assess their possible impacts on the Bank.

Advisory Bulletin on FHLB Member Credit Risk Management. On September 27, 2024, the FHFA issued an advisory bulletin setting forth the agency's expectations that an FHLB’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBs to implement policies for credit risk governance, member credit assessment, and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies; processes for coordination with members’ prudential regulators; and management policies addressing default, failure, and insolvency situations.The Bank is in the process of implementing appropriate adjustments and does not expect this guidance will impact its role as a reliable source of liquidity for its members.

FHFA Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On May 16, 2024, the FHFA published in the Federal Register its final rule that specifies requirements related to the FHLBs’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act (the FTC Act). The final rule (i) addresses the enforcement authority of the FHFA; (ii) articulates standards related to boards of directors’ oversight of fair housing, fair lending, and the prohibitions on unfair or deceptive acts or practices under the FTC Act; and (iii) requires each FHLB to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (Equitable Housing Report Requirements). The final rule became effective on July 15, 2024 except that the Equitable Housing Report Requirements will become effective on February 15, 2026.The FHFA has since issued advisory bulletins setting forth its expectations regarding the FHLBs’ compliance with the final rule. The Bank has reviewed this rule and both related advisory bulletins and has taken steps to comply with the requirements and proceed in accordance with the guidance. The Bank expects to continue to make progress in these efforts.

Agreements Regarding Process to End the Conservatorships of Fannie Mae and Freddie Mac (the Enterprises). The Enterprises have been in conservatorship since September 2008. On January 2, 2025, the FHFA and the U.S. Department of the Treasury entered into certain agreements one of which, among other things, sets out a process that would govern the resolution of the conservatorships of the Enterprises other than in the instances of receivership of the Enterprises. The resolution of the Enterprises’ conservatorships could result in heightened competition with the Enterprises for the purchase of mortgage loans. For example, the Enterprises currently operate subject to certain asset and indebtedness limitations. However, the resolution of their conservatorships could result in such limitations being lifted resulting in increases of their purchases of mortgage loans, which could result in upward pressure on mortgage loan prices. As a result, the Bank’s opportunities to purchase mortgage loans or the profitability from its investments in mortgage loans could be impacted. Further, the ultimate resolution of their conservatorships could result in an actual or perceived competitive advantage to the Enterprises in the issuance of unsecured debt relative to the FHLBs thereby resulting in less favorable debt funding costs for the Bank.

Proposed Rule on FHLB System Boards of Directors and Executive Management. On November 4, 2024, the FHFA published a notice of proposed rulemaking in the Federal Register that would revise regulations addressing boards of directors and overall corporate governance of the FHLBs and the Office of Finance. If adopted as proposed, it would, among other things: (1) affect director compensation by allowing the Director of the FHFA to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the Bank to complete and submit background checks to the FHFA on every nominee for a directorship; (3) change public interest independent director qualifications, in part, by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all Bank independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing Bank directors for cause. Other proposed revisions address, among other things, Bank conflicts of interest policies, covering all Bank employees, including specific limitations on executive officers and senior management, and record retention.

Several of the proposed revisions would result in significant changes to the nomination, election, and retention of directors on the Bank’s board if adopted as proposed. Additional director eligibility requirements and limitations on, and potential reductions or limitations to, director compensation resulting from the proposed rule could hinder the Bank’s ability to recruit and retain the talent and expertise that are critical to the Bank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. The Bank continues to consider the effect that the proposed rule could have on it.

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

The FHFA’s extensive regulatory authority over the FHLBs includes the authority to liquidate, merge, consolidate, or redistrict the FHLBs. With respect to an FHLB merger or consolidation, members will be subject to the terms and conditions of any plan of merger and/or terms established or approved by the FHFA. Likewise, members’ rights in a liquidation will be subject to approval of the FHFA and may be inconsistent with our capital plan. The FHFA also has authority over FHLB liquidity and capital requirements, and authority over the scope of permissible FHLB products and activities (including the authority to impose limits on, or restrict member access to, those products and activities). We cannot predict the extent to which future FHFA rule changes or guidance could impact our business or our members. Changes in our statutory or regulatory requirements or policies, or changes in their application, could result in changes in or impacts to, among other things: our membership base and membership eligibility; our members’ access to our products and services; our cost of funds; liquidity requirements; retained earnings and capital requirements; accounting policies; debt issuance limits; dividend payments; capital redemption and repurchase practices; permissible business activities; product pricing and structure; collateral practices; compliance requirements; operational processes; demand for our products (including as a result of changes to credit underwriting standards and member credit risk management requirements); the size, scope, or nature of our lending, investment and MPF Program activities; how we manage our balance sheet; or, all and any of which could be detrimental to our business operations and financial condition.

The Bank notes a November 2023 FHFA report on the FHLB System, which is a potential source of important regulatory changes. The report focuses on the FHLB System's: (i) mission; (ii) role as a stable and reliable source of liquidity; (iii) role in housing and community development; and (iv) operational efficiency, structure and governance. The report is discussed in greater detail in Legislative and Regulatory Developments on page 15. The Bank is not able to predict what changes, if any, will ultimately result from the FHFA's recommendations in the report nor is the Bank able to predict the extent or timing of such changes, particularly in light of the changes in the FHFA’s leadership and subsequent potential changes in the Bank’s regulatory environment, including, without limitation, as discussed in Legislative and Regulatory Developments on page 15. Any such changes as well as any resulting increased scrutiny of the Bank and the FHLB System and its mission and activities, however, could materially affect the Bank’s business operations, results of operations and reputation, and the value of FHLB membership.

Certain early actions by the current federal executive administration indicate the Bank’s regulatory environment is changing. Changes in the regulatory environment under the new administration, including regulatory priorities and areas of focus, could, and likely will, affect the Bank’s business operations, results of operations and reputation. We are not able to predict the ultimate impact resulting from the recent change in administration, including from any resulting changes to FHFA actions and regulatory activity, along with impacts to the FHLB System and Bank members. Potential changes to FHFA regulatory expectations, other political changes, policy changes, trends, government or government advisory committee actions or inaction, new or modified legislation, or government actions impacting our members and counterparties, could increase the Bank’s operational costs and expenses, result in heightened scrutiny of the Bank, and/or impact the Bank’s business, strategy and operations, which may affect the Bank’s financial condition, results of operations, or the value of membership in the Bank. These changes may include changes relating to the FHLBs’ mission, liquidity role, membership and lending requirements, affordable housing contributions, voluntary programs and support for community investment, or changes to our operations, structure, and governance. We also cannot predict the new administration’s actions relating to U.S. housing finance, including regarding the conservatorship of Fannie Mae and Freddie Mac and potential reforms to their structure, along with any corresponding impacts to the FHLB System or the mortgage industry.

See Legislative and Regulatory Developments on page 15 for more information related to recent regulatory developments, including the FHFA's "FHLBank System at 100: Focusing on the Future” report and enhanced FHFA fair lending and fair housing oversight.

Our business and results of operations may be adversely affected by changing economic conditions, including the condition of the U.S housing and mortgage markets, and related U.S. government policies.

Our business and results of operations are sensitive to changing economic conditions, including the conditions of the domestic and district-specific markets, international markets, and the U.S. housing and mortgage markets. An economic downturn or

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

recession, adverse trends in employment levels or labor force access, a slowdown in regional or national economic activity, prolonged inflation, geopolitical instability, tension, or conflicts, trade and supply chain disruptions, economic or other sanctions, or a sustained capital market correction could adversely affect overall economic conditions and could result in market volatility and disruptions, which in turn may result in adverse consequences in our or our members’ or counterparties’ businesses and their respective credit obligations to us.

Additionally, adverse trends in the mortgage lending sector and residential, farm, and commercial real estate sector, including declines in housing prices or deterioration in loan performance trends, could reduce the value of collateral pledged to secure member credit. A prolonged downturn in the condition of the U.S housing market, whether as a result of further increases in interest rates, lack of housing supply, rising home insurance premiums, or otherwise, could result in decreases in mortgage loan production volume, which in turn could result in a decline in our MPF Program volume. These trends could also lead to a reduction in the fair value of the Bank’s investments and MPF Loan portfolio, could adversely affect demand for Bank products, and could cause members to default on their credit obligations to us. If economic and market conditions deteriorate, the Bank’s financial condition, results of operation, ability to pay dividends, meet dividend guidance, provide meaningful community support, achieve affordable housing objectives, or redeem or repurchase capital stock could be adversely impacted.

Our business and results of operations are also affected by the fiscal and monetary policies and actions of the federal government and its agencies in response to changing economic conditions, including the Federal Reserve, which regulates the supply of money and credit in the United States. There continues to be volatility in the financial markets and uncertainties about the economic outlook. Federal government actions and policies, including rate cuts/hikes, stimulus measures, or quantitative tightening/easing programs, may directly and indirectly influence the level of rates and shape of the yield curve, impacting interest rates on the Bank’s assets and liabilities, the demand for FHLB debt or advances, or prepayment on our MPF Loans and investments with associated reinvestment risks, all of which could adversely affect our financial condition, results of operations, and ability to pay dividends. Moreover, our member’s access to our credit products, including our advances, is directly related to the value of the eligible collateral they can pledge to us. Where a member’s collateral is comprised of fixed income instruments, the value of that collateral is negatively impacted by increasing interest rates and a borrower's ability to repay loans could be challenging, which in turn may decrease their capacity to do business with us. Any such decrease in business could adversely affect our financial condition and results of operation.

We face competition for advances, which could adversely affect our business.

We are able to achieve balance sheet scale to maintain desired levels of community support primarily through making advances to members. In making advances to members, we compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBs with which members have a relationship through affiliates. Changes to legislation or regulations affecting our members or their use of our products, changes to our members’ business models, or the availability of alternative funding sources, may negatively affect our advance levels. Moreover, if we are unable to structure our advance products, collateral requirements, and pricing to satisfy the specific funding requirements of all members, our members may turn to other sources of liquidity and our advance levels could decrease.

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

Much of our future success depends on the continued availability and service of senior management and other qualified personnel, the loss of whom could harm our business. Additionally, we must continue to recruit, retain and motivate a qualified pool of employees to maintain our current business and to execute our organizational and other strategic initiatives. Within the financial services industry and from businesses of varying sizes outside the financial services industry, there is competition for qualified personnel, and often with specialized skill sets. Also, our ability to attract and retain employees could be impacted by changing workforce concerns and expectations, remote working arrangements, and increased wages and costs of other benefits necessary to attract and retain high-quality employees with the right skill sets. If we are unable to recruit, retain and motivate

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

high-caliber employees to maintain our current business, transform our operations, and support our projected growth, our business and financial performance may be adversely affected.

Each FHLB’s board of directors has the statutory authority and responsibility to select, employ and fix the compensation of its officers and employees in order to help ensure the hiring and retention of qualified staff. However, as the regulator of the FHLBs, the FHFA has the authority to review compensation paid to any executive officer or director. Any regulatory limits on compensation could adversely impact the Bank’s ability to recruit and retain qualified executive officers and directors. See Legislative and Regulatory Developments on page 15 for more information related to recent regulatory developments, including the proposed rule on FHLB boards of directors and executive management.

Our and our members’ inability to adapt to a rapidly evolving financial services industry amid a highly competitive and regulated landscape, while managing expenditures, could harm our business.

Our and our members’ success depends on the ability to adapt to evolving industry standards and to meet customer needs and demographic changes, particularly amid a highly competitive and regulated landscape that may impact our and our members’ ability to effectively respond to changing market and regulatory conditions. If we or our members are unable to adopt new technologies (including use of artificial intelligence) or improve our technological capabilities, including managing costs and retaining key technology personnel, we and our members may not be able to remain competitive and our businesses, financial conditions, and results of operations may be significantly compromised. We and our members may not be successful in developing or introducing new products, technologies, systems, and services to keep pace with larger competitors, in integrating new products, systems, or services into existing platforms, in responding or adapting to changes in customer behavior or preferences, or in reducing costs, any of which may harm our business and results of operations.

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

At December 31, 2024, our five largest advance borrowers held 34.6% of total advances outstanding. Advance balances with our largest members and our other members could change due to factors such as a change in member demand or borrowing capacity, regulatory changes, market conditions, or the competitive factors discussed herein or otherwise. If, for any reason, we experience sustained decreases in business with our largest members, including as a result of prepayments, or if we lose such members, our financial condition and results of operations could be negatively impacted. Unless these advances are replaced by additional business from other members, our advance and capital stock levels would decrease, which would decrease the scale of our balance sheet and our capacity for investments.

Additionally, various factors, including regulatory requirements, have contributed to increased consolidation in the financial services industry, and could reduce the number of current and potential Bank members. For example, depository institutions continue to experience consolidation due to, among other things, increased regulatory burden, greater competition from non-bank fintech companies, lower interest margin, and/or higher technology costs that incentivize increased scale. Moreover, future stress events affecting the financial services industry could impact the markets and result in financial difficulties for our members, which could ultimately result in further consolidation of their businesses. If for any reason, we were to lose a member or members whose business and capital stock investments are significant to our business, our financial condition and results of operations could be negatively impacted. And to the extent that reduced demand as a result of further industry consolidation is not replaced by demand from our other or new members, our results of operations, primary mission asset ratio and supplemental mission asset ratio may be negatively impacted.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Additionally, FHFA guidance regarding our capital stock levels relative to total assets and our retained earnings and dividend policy has impacted and may continue to impact how we manage our balance sheet, which could adversely affect our business and members’ investment in our stock. For a discussion of our retained earnings and dividend policy, see Retained Earnings and Dividend Policy on page 60.

Changes in the perception, status or regulation of GSEs and the related effect on debt issuance could reduce demand or increase the cost of the FHLBs' debt issuance and adversely affect our earnings.

The FHLBs are GSEs organized under the authority of the FHLB Act. Negative news articles, industry reports, and other announcements relating to any GSE have historically created, and may in the future create, pressure on debt pricing for all GSEs, as investors could perceive such instruments as bearing increased risk. Any such negative information or other factors could result in the FHLBs having to pay a higher rate of interest on consolidated obligations to make them attractive to investors, which could negatively affect our results of operations, and access to funding.

Moreover, the scope, timing, and effect of any regulatory reform affecting the GSEs could have a significant effect on the FHLB System and could negatively change the perception of the risks associated with the GSEs and their debt securities. For example, the ultimate end to the conservatorship of Fannie Mae and Freddie Mac, or any intermediate steps prior thereto, and any resulting changes could have a significant effect on the FHLB System. While there are significant differences between the FHLB System and Fannie Mae and Freddie Mac, legislation or other regulatory reform affecting the GSEs could inadequately account for these differences, which could negatively change the perception of the risks associated with the GSEs and their debt securities. This change in the perception of risk generally, or any actual or perceived competitive advantage to Fannie Mae and Freddie Mac arising from the ultimate end to their conservatorship, could adversely affect the FHLBs’ funding costs, access to funding, competitive position, and the Bank’s financial condition and results of operations.

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
•As further discussed in Liquidity Measures on page 50, we are subject to the Liquidity AB. Under certain market conditions, the Liquidity AB may require us to hold additional liquid assets, adjust pricing for our short-term advances and letters of credit, and fund overnight or shorter-term investments and advances with discount notes that have maturities that extend beyond the maturities of the related investments or advances, all of which may ultimately result in a reduction in our net income.

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

We strive to pay a reasonable dividend on our Class B2 membership stock and a higher dividend on Class B1 activity stock in order to recognize those members that are using our products. See Dividend Payments on page 60. The Bank’s board of directors may declare dividends from the Bank’s previously retained earnings and/or current net income. We have a retained earnings and dividend policy, as further described under Retained Earnings and Dividend Policy on page 60, which guides our Board in setting dividend levels. Events such as changes in interest rates, changes in spreads, changes in collateral value and/or credit quality of members, changes to regulatory capital requirements, and any future credit losses may result in the Bank reducing its dividend and dividend guidance levels relative to market rates, failing to maintain a higher dividend on Class B1 activity stock, or suspending dividends altogether. Relatedly, our ability to meet or provide any dividend guidance may be

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

impacted by a change in financial or economic conditions, or regulatory or statutory limitations, and any other relevant factors. Moreover, the Bank’s ability to pay dividends and to repurchase or redeem capital stock is subject to statutory and regulatory restrictions and dependent on the Bank’s ability to generate income.

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

The MPF Program is a secondary mortgage market business under which we purchase mortgage loans from our PFIs and PFIs of other FHLBs for on- and off-balance sheet products (together with us, the MPF Banks). We also provide programmatic and operational support for a fee in our role as the administrator of the MPF Program on behalf of the other MPF Banks. Accordingly, the success of the program depends not only on the participation of our PFIs, but also on the participation of other MPF Banks as well as their PFIs. To the extent an insufficient number of our PFIs, other FHLBs and their PFIs choose to participate in the MPF Program, net revenues may decline and ultimately negatively impact our results of operation and business.

As of the end of the fourth quarter of 2024, our top five PFIs, in the aggregate, accounted for 36% of our MPF on balance sheet purchases held in portfolio. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

Total market mortgage originations have declined substantially since mortgage rates began to rise in late 2021. While gradual improvements in market conditions have developed during 2024, the mortgage origination environment remains historically challenging for lenders and borrowers. To the extent that national mortgage originations continue to be lower, we may experience a decrease in volume available to purchase from our PFIs. There has also been a shift from a mortgage loan refinancing market, in which our PFIs are more active, to a purchase market, in which our PFIs have been historically less active, and accordingly, we may incur a decrease in volume available to purchase from our PFIs. In addition, PFIs may stop selling loans into the MPF Program due to mergers with or into other organizations, or as a result of market competition, including from non-bank originators who are not eligible to be members of the FHLBs and therefore not eligible to participate in our MPF Program. To the extent a sufficient number of our PFIs experience a decline in new mortgage originations or discontinue selling into the MPF Program, and we do not gain a sufficient number of new PFIs to offset such decline or departures, or experience increased loan volume purchased from current PFIs, we may incur a decrease in volume available to purchase, resulting in a decline in MPF Program volume.

Moreover, in connection with managing the overall composition of our balance sheet, we place volume caps limiting the dollar value of MPF Traditional loans PFIs can sell into the MPF Program. Since these volume caps often fluctuate with the size of the Bank’s overall balance sheet assets, the ability to continue acquiring new loans may be impacted if there are unanticipated shifts in advances demand or large advance prepayments occur. To the extent we cannot offset these limitations with product enhancements or through development of new channels, our business may be negatively impacted.

Further, to the extent FHFA regulation or guidance necessitates changes to MPF Traditional loan products, there could be a negative impact on the volume of loans sold into the MPF Program. For example, the MPF Program is currently developing new MPF products to better align with regulatory requirements relating to credit risk sharing. Any of these developments could have a negative impact on the volume of loans sold into the MPF Program, which in turn could require the MPF Program to adjust its business strategy, the results of which could have a negative impact on our business and results of operation.

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

There is no guarantee that we will be able to redeem capital stock held by a shareholder even at the end of the redemption period or to repurchase excess capital stock. FHFA regulations and our Capital Plan restrict us from redeeming or repurchasing capital stock under certain scenarios, including in instances where the redemption or repurchase would cause us to fail to meet our minimum capital requirements. For additional information on limitations on our ability to repurchase or redeem capital stock, see Statutory and Regulatory Restrictions on Capital Stock Repurchase and Redemption on page 58.

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

We realize net interest income primarily from the spread between interest earned on our outstanding advances, MPF Loans, and investments less the interest paid on our consolidated obligations and other liabilities and our corresponding derivative hedging instruments. When interest rates increase, we may experience extension risk, which is the risk that our mortgage-based assets will remain outstanding longer than expected at below-market yields or refunding risk, to the extent our liabilities are rolling over faster than our fixed rate assets, especially if costs are higher. Therefore, any rapid change in interest rates or more costly debt refunding could adversely affect our net interest income. Conversely, a very low interest-rate environment could adversely impact us in various ways, including lower market yields on investments and faster prepayments on our MPF Loans and investments with associated premium write-offs, debt overhang, and reinvestment risk. These risks are increased to the extent we have concentrations of high/low mortgage interest rate loans, concentrations of loan vintages, funding mismatches between assets and liabilities, or geographic concentrations. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted as a result. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 73 for additional discussion and analysis regarding our sensitivity to interest rate changes and the use of derivatives to manage our exposure to interest-rate risk.

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

Our primary source of funds is the sale of FHLB consolidated obligations in the capital markets, including the short-term capital markets due to our continued reliance on discount note funding. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing market conditions, such as investor demand and liquidity in the financial markets, which are beyond the control of the FHLBs. Additionally, any Congressional failure to raise the U.S. Treasury debt ceiling could raise the potential for defaults on U.S. Treasury debt, which, in turn, would lead to disorderly markets and impact the demand for, and pricing of, our consolidated obligations for an unknown time period. Our ability to operate our business, meet our obligations, and generate net interest income depends primarily on the ability of the FHLB System to issue debt in sufficient amounts to meet member demand and to refinance our existing outstanding consolidated obligations at attractive rates, maturities, indices, and

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

call features, when needed. A significant portion of our advances renew near-term or are issued at interest rates that reset periodically at a fixed spread to an FHLB discount note rate-based index, so member demand for such advances may decrease to the extent that the FHLB System is unable to continue to issue debt at attractive rates.

The sale of FHLB consolidated obligations can also be influenced by factors other than conditions in the capital markets, including legislative and regulatory developments, civil unrest, geopolitical instability or conflicts, government actions (including U.S. government’s financial or economic measures), and the impact of government shutdowns that affect the relative attractiveness of FHLB consolidated obligations. As policymakers examine measures intended to improve the resilience of money market funds and broader short-term funding markets, any resulting regulatory changes could decrease money market demand for FHLB consolidated obligations, and in turn could have a negative effect on our financial condition and results of operations. The FHLB System currently plays a predominant role as lenders in the federal funds market; therefore any disruption in the federal funds market or any related regulatory or policy change may have an adverse effect on our cash management activities, results of operation, and reputation. For example, sudden or large increases in the supply of Treasury securities could lead to a general increase in short-term market interest rates, including those for short-term GSE debt securities. Additionally, increases in Treasury issuances could temporarily reduce the capacity of dealers of consolidated obligations, many of which are also primary dealers for the Federal Reserve Bank of New York, to participate in the issuances of consolidated obligations, which could in turn increase the FHLBs’ cost of funding. These factors could also cause temporary technical market distortions that may diminish the relative value and pricing of certain consolidated obligations and the FHLBs’ hedging strategies. In addition, a decrease in the level of dealer participation and support may also adversely affect liquidity in the agency debt markets and have an adverse effect on our results of operations.

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

The FHLBs also compete with the U.S. government, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities, including the World Bank, for funds raised through the issuance of unsecured debt in the domestic and global debt markets. Increases in the supply of competing debt products, such as an increase in the supply of Treasury securities in response to the U.S. government's fiscal budgeting process or statutory debt limits or any actual or perceived competitive advantage to Fannie Mae and Freddie Mac in the issuance of unsecured debt arising from an end of their conservatorship, could result in higher debt costs and negatively affect demand for consolidated obligations. This could adversely affect our financial condition, results of operations, or ability to pay dividends, meet dividend guidance, or redeem or repurchase capital stock.

Our funding costs and/or access to the capital markets and demand for certain of our products could be adversely impacted by changes in the credit ratings for FHLB System consolidated obligations or our individual credit ratings.

The FHLBs’ consolidated obligations are rated AA+/A-1+ with a stable outlook by S&P and Aaa/P-1 with a negative outlook by Moody’s. Rating agencies may from time to time change a rating or outlook or issue negative reports. Because all of the FHLBs have joint and several liability for all FHLB consolidated obligations, negative developments at any FHLB may adversely affect these credit ratings or result in the issuance of a negative report regardless of the financial condition and results of operations of the other FHLBs. In addition, because of the FHLBs' GSE status, the credit ratings of the FHLB System, the FHLBs, and consolidated obligations are directly influenced by the sovereign credit rating of the United States, which was downgraded in 2023 and may be downgraded again for reasons such as failure to address its fiscal budget deficit or statutory debt limits. In August 2023, Fitch Ratings downgraded the ratings of the United States and, in November 2023, Moody’s changed the outlook on the ratings of the United States to negative from stable, which also caused the respective rating agencies to take similar ratings actions with respect to certain GSEs (in particular, Moody’s affirmed our Bank's Aaa long-term deposit rating, and changed the outlook on this rating to negative from stable). If the U.S. sovereign credit ratings or outlooks are further downgraded, similar downgrades in the credit ratings or outlook of the FHLBs and FHLB System consolidated obligations would mostly likely occur even though they are not obligations of, or guaranteed by, the United States.

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

We are exposed to credit risk principally through advances or commitments to our members, MPF Loans and related exposures, derivatives counterparties, unsecured counterparties, repurchase agreement transactions, and issuers of investment securities or the collateral underlying them. We assume secured and unsecured credit risk exposure associated with the risk that a borrower or counterparty could default, and we could suffer a loss if we are unable to fully recover amounts owed on a timely basis. In addition, we have exposure to credit risk because of the financial condition of the borrower or counterparty, including the borrower’s or counterparty’s ability to meet outstanding obligations; the fair value of collateral may decline as a result of deterioration in the creditworthiness of the obligor or the credit quality of a security instrument (whether due to economic conditions or otherwise); or because the value of the collateral may not be what we assigned to it (whether as a result of misrepresentation or inaccurate valuation). We have a high concentration of credit risk exposure to financial institutions and mortgage assets. If we have insufficient collateral before or after an event of default, or we are unable to liquidate the collateral for the value assigned to it in the event of default, we could experience a credit loss, which could adversely affect our financial condition and results of operations.

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

Advances. To the extent our members are under financial stress, we are exposed to the risk that they may default on their outstanding obligations to us, including the repayment of advances. Additionally, to the extent a member failure is accelerated, this could increase our repayment risk by limiting our ability to fully enact risk mitigants. If a member defaults on its obligations, or the FDIC, or any other applicable receiver, fails either to promptly repay all of that failed institution's obligations or to assume the outstanding advances, then we may be required to liquidate the collateral pledged by the failed institution. The volatility of market prices and interest rates could affect the value of the collateral. The proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations or the operational cost of liquidating the collateral. Default by a member with significant outstanding obligations to us could adversely affect our results of operations and financial condition. Although we closely monitor our credit and collateral agreement processes, we may experience credit losses and our business may be adversely affected if we are unable to sufficiently collateralize our risk exposures in the event of potential default by or resolution of members.

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

If we experience disruptions in the credit markets, it may increase the likelihood that one or more of our derivatives counterparties will fail to meet their obligations to us. If a counterparty defaults on payments due to us, we may need to enter into a replacement derivative contract with a different counterparty, which may be at a higher cost, or we may be unable to obtain a replacement contract on acceptable terms or at all. Additionally, the insolvency of one or more of our counterparties representing a relatively large portion of our derivatives portfolio, combined with an adverse change in the market before we are able to transfer or replace the affected derivative transaction could adversely affect our financial condition and results of operations. We may also be exposed to collateral losses to the extent that we have pledged collateral and its value declines, or could experience losses if the counterparty fails to return the collateral. These losses may be greater to the extent we have high-volumes of derivatives with counterparties with more exposure to market swings or that are concentrated in option-based products. Losses from any of the foregoing could negatively affect our financial condition and results of operations and the value of FHLB membership.

Federal Funds and Interest-Bearing Deposits. We invest in Federal Funds sold and deposits with banks in order to ensure the availability of funds to meet members' credit and liquidity needs and for income. Because these investments are unsecured, our credit policies and FHFA regulations restrict these investments to short-term maturities and certain eligible counterparties. If the

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

credit markets experience disruptions, it may increase the likelihood that one of our Federal Funds or deposit counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our Federal Funds and deposit investments, see Unsecured Short-Term Investments on page 71.

Securities Purchased Under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs and for income. These investments are secured by marketable securities held by a third party custodian. If the credit markets experience disruptions, it may increase the likelihood that one or more of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. If the collateral pledged to secure those obligations has decreased in value, we may suffer a credit loss. See the table in Investment Debt Securities on page 69 for a summary of counterparty credit ratings for these investments.

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

We are exposed to losses on our conventional MPF Loans held in our portfolio through our obligation to absorb losses up to the FLA (to the extent those losses are not recoverable from PFIs from withholding performance-based CE Income (Recoverable CE Income)) and losses that exceed the PFI’s CE Amount. Our FLA exposure as of December 31, 2024 is $180 million. The next layer of losses after the FLA is the CE Amount and is allocated to the PFI, or SMI purchased by the PFI, as applicable. If losses accelerate in the overall mortgage market, we may experience increased losses that are allocated to us through the FLA and also exceed the PFI's CE Amount and Recoverable CE Income. Further, the PFIs may experience credit deterioration and default on their CE Amount, which, to the extent not offset against collateral provided by the PFIs, could cause us to incur additional losses and have an adverse effect on our results of operations.

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

The occurrence of weather-related events, other natural or environmental disasters, health emergencies, or other disruptive events, especially ones affecting our district and/or members in our district, could negatively impact our business and results of operations. Climate events may have a material adverse impact on our members and our business operations.

The occurrence of weather-related events, other natural or environmental disasters, terrorist attacks, civil unrest, health emergencies, pandemics, geopolitical instability or conflicts, or other disruptive events (any such event, a “major disruptive event”), especially ones affecting our district, could negatively impact our business and results of operations. A major disruptive event that damages or destroys real estate securing mortgage loans, or negatively impacts the ability of borrowers to continue to make principal and interest payments on mortgage loans, or negatively impacts our members’ business, could increase delinquency rates and default rates, and negatively impact our collateral, MPF Loan portfolio, MBS or other investment portfolios,

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

community investment programs, or cause our members to become delinquent or to default on their advances and other credit obligations to us. A decline in the local economies in which our members operate resulting from a major disruptive event could reduce members’ needs for funding, which could reduce demand for our advances. The nature and level of these major disruptive events cannot be predicted. If major disruptive events occur, they may have a material effect on our financial condition or results of operations.

Relatedly, the Bank’s business, and the activities of its members, are impacted by climate events, including adverse weather-related events and environmental disasters. In addition, these events may prompt changes in regulations or consumer preferences, which in turn could have negative consequences for the business models of the Bank and its members. The Bank and its members will need to respond to any new laws and regulations, as well as consumer and business preferences, resulting from climate-related concerns. The Bank and its members may face cost increases, asset value reductions, gaps in insurance coverage, operating and modeling process changes, and the like. The Bank could experience a drop in demand for its products and services. In addition, the Bank could face reductions in creditworthiness on the part of some members or counterparties or in the value of Bank investments or loans pledged as collateral or acquired through our MPF Program.

Operational Risks

A cyberattack, information or security breach, or a technology failure of ours or a third or fourth party, including our use of vendor cloud-based services, could adversely affect our ability to conduct our business, result in significant disclosure or misuse of confidential or proprietary information, and adversely impact our results of operations and financial condition, as well as cause legal or reputational harm.

Our operations are highly dependent on the security, controls and efficacy of our infrastructure, computer, communications, and internet and data management systems, as well as those of our counterparties and other third parties, including their downstream service providers. Our business relies on effective access management and the secure collection, processing, transmission, storage and retrieval of confidential, proprietary, personally identifiable, and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third or fourth parties. Cyber-attacks and information and security breaches, in particular those on financial institutions and financial market infrastructures, have become more frequent, sophisticated, and difficult to detect and prevent. They are pervasive and evolving and include computer viruses, malicious or destructive code (such as ransomware), phishing attacks, denial of service or information or other security breach tactics that could result in: the unauthorized release, gathering, monitoring, misuse, loss or destruction or theft of confidential, proprietary, personally identifiable, and other information; damages to systems, or other material disruptions to our or our members’ or other third or fourth parties’ network access or business operations; and the loss of funds, including from attempts to defraud us and/or our members. Additionally, threats of cyber terrorism, external extremist parties, and state-sponsored actors or campaigns result in heightened risk exposure. The techniques used in cyberattacks and information and security breaches change frequently and have grown increasingly sophisticated, and these attacks and potentially ensuing security breaches could persist for an extended period of time before being detected. The proliferation of emerging technologies (whether used by the Bank, a counterparty, or other third-party) such as artificial intelligence (AI), may increase our cybersecurity risks and exposure, including from the use of AI for malicious code generation or AI manipulated technologies that attempt to change output to make inaccurate predications, impersonate employees, or expose confidential information. It could take considerable additional time for us to determine the scope, extent, amount, and type of information compromised, at which time the impact on the Bank and measures to recover and restore to a business as usual state may be difficult to assess.

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

We make significant use of both internal and external business and financial models to measure and monitor our risk exposures; including interest rate, prepayment, and other market risks, as well as credit risk. We also use models in determining the fair value of financial instruments when independent price quotations are not available or reliable. The information provided by these models is also used in making business decisions relating to strategies, initiatives, risk management, transactions, and products, and for financial reporting and dividend guidance. Models are inherently imperfect predictors of actual results. Moreover, compared to standard models, the usage of AI models requires new methods and approaches for addressing bias, fairness, interpretability, hyperparameter tuning, and other elements. We use assumptions to predict interest rates, prepayment speeds, default rates, severity rates, and other factors that may overstate or understate future experience. When market conditions change rapidly and dramatically, the assumptions used for our models may not keep pace with changing conditions. Inaccurate or incomplete data or assumptions in these models are likely to produce unreliable results. For example, uncertainty in the housing and mortgage markets may increase our exposure to the inherent risks associated with the reliance on internal models that use key assumptions to project future trends and performance. Although we regularly adjust our internal models in response to changes in economic conditions and the housing market and rely on our vendors to adjust our external models, the risk remains that our models could produce unreliable results or estimates that vary considerably from actual results.

If these models fail to produce reliable results, we may not make appropriate risk management or business decisions, including those related to our dividend guidance. This could adversely affect our earnings, liquidity, capital position, reputation, and overall financial condition. Additionally, if the data used by our models is deficient, inaccurate or biased, the model output will also be impacted, which may ultimately negatively impact our financial condition and results of operations. Any strategies we employ to manage the risks associated with model usage may not be effective.

Failures or interruptions in our information systems and other technology, our controls, or our operating processes generally, may harm our business, financial condition, results of operations, and reputation.

Our business is dependent upon our ability to interface effectively with other FHLBs, members, PFIs, and other third parties. Our products and services involve a complex and sophisticated operating environment supported by operating systems and technologies, which may be purchased, custom-developed, or hosted by third parties. Maintaining the availability, resiliency, and effectiveness of the technology used in our operations, including our information systems, is dependent on the continued timely implementation of technology solutions and improvements (including software updates and security patches) and systems necessary to effectively manage the Bank and mitigate risks, which may require significant capital expenditures. If we are unable to maintain or improve these technological capabilities, including retention of key technology personnel and the development of necessary operating and management processes, we may not be able to remain competitive and our business, financial condition, and results of operations may be significantly compromised.

Additionally, failures in our controls, including internal controls over financial reporting, could result from a number of causes and conditions, including human error, fraud, design flaws, breakdowns in information and computer systems, or natural or man-made disasters. Moreover, lapses in, and inadequacies with respect to, our operating processes, including manual processes and data management, as a result of organizational restructuring, human error, or any other factors, could significantly and adversely affect our overall operations, including collateral maintenance. We also rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or a failure or breach of systems or infrastructure, expose us to significant risk and adverse effects resulting from such risk. A significant control failure, or a lapse in certain operating processes, could materially impact our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair some or all the negative effects of such failures. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report information accurately and within the time periods specified in the rules and forms of the SEC and Financial Crimes Enforcement Network (FINCEN) could be adversely affected. A significant failure in our internal control over financial reporting or a lapse in our operating processes could cause our members to lose confidence in our reported financial information, in our processes, or in us as a whole, subject us to government enforcement actions, and generally, materially, and adversely impact our business and financial condition.

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

Additionally, we rely on the Office of Finance to facilitate the issuance and servicing of our consolidated obligations. A significant failure, interruption, or breach in the security of the Office of Finance's or their critical vendors' or third parties’ (including the Federal Reserve Banks’) operating systems could disrupt our access to funds, and may harm our business. Moreover, any operational failure of the Office of Finance or their critical vendors or third parties could also expose us to the risk of loss of data or confidential information, or other harm, including reputational damage.

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

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We are subject to cybersecurity risks, which include intentional and unintentional acts that may jeopardize the confidentiality, integrity, or availability of our information technology assets and data under our control. Cybersecurity risks can take the form of a variety of circumstances to cause harm to us, our members, our service providers, and the economy in general. These circumstances include, but are not limited to, malicious software or exploited vulnerabilities, social engineering such as phishing, denial-of-service attacks, viruses, malware, and natural disasters. For a discussion of cybersecurity and related risks impacting our Bank, see Risk Factors starting on page 18.

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

Cybersecurity Governance

Our CISO provides reporting to the Risk Management Committee and Operations and Technology Committee of our Board of Directors on topics such as threat intelligence, major cybersecurity risk areas and threats, technologies and best practices, and any cybersecurity incidents that may have impacted us, as needed when there are status updates or changes. Our CISO reports annually (or more often as needed) to the full Board of Directors on the Bank’s cybersecurity risk management program. The Bank’s Enterprise Risk Management team, which is part of the Bank’s risk management function, provides quarterly reports to the Risk Management Committee (and ultimately, the Board of Directors) on the Bank’s risk tolerance conditions, including reports on any cybersecurity matters that may fall outside of the Bank’s risk tolerance conditions. Our Board of Directors provides

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

oversight for information security and cyber security risk management activities and approval of the overall cybersecurity risk management program, and the Bank’s overall risk management program at large. In addition to full Board oversight, the Risk Management Committee oversees the Bank’s cybersecurity risks in accordance with the Bank’s risks tolerance. Additionally, the Operations and Technology Committee oversees the Bank’s cybersecurity risk management program, and reviews and validates that the direction of the program is in support the Bank’s objectives. The Audit Committee of the Board is also involved with ensuring that the internal audit team has an audit plan and resources adequate to evaluate the Bank’s cybersecurity risks and controls.

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

Our CISO, who reports both to our Chief Risk Officer and our Chief Information Officer, manages the Bank’s information security and cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of the Bank’s information technology assets and data under our control. Our CISO has more than 15 years of experience in cyber security matters, including over 14 years in information technology with the Bank in roles of increased responsibilities. Our information security department executes our cybersecurity risk management program, and is responsible for developing, documenting, and approving our information security control standards, guidelines, and procedures, in line with the policies and standards set forth by our Board of Directors. Our threat and incident response team, a subset of our information security department, is responsible for responding to potential threats that may require a system change, modifications and other methods to maintain business continuity to minimize cybersecurity threats. Personnel in the security program hold a variety of technical certifications relevant to their job functions and engage in continuing education.

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

Item 2. Properties.

As of February 28, 2025, we occupy 129,065 square feet of leased office space at 433 West Van Buren Street, Chicago, Illinois 60607 (the “OPO Location”).

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

We issue only one class of capital stock, Class B stock, consisting of two sub-classes of stock, Class B1 stock and Class B2 stock which, under our Capital Plan has a par value of $100 per share. As of January 31, 2025, we had 33,249,977 shares of capital stock outstanding, including mandatorily redeemable capital stock recorded as a liability, and we had 653 stockholders of record. For details on our Capital Plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements and Capital Resources on page 56.

Information regarding our cash dividends declared in each quarter in 2023 and 2024, and information regarding regulatory requirements and restrictions on dividends, is set forth in the Retained Earnings and Dividends Policy section on page 60.

The following table presents, by type of institution, the outstanding capital stock holdings of our members and former members. Our capital stock may be redeemed upon five years' notice from the member to the Bank, subject to applicable conditions. For a description of our policies and related restrictions regarding capital stock redemptions and repurchases, see Capital Resources on page 56.

As of	December 31, 2024	December 31, 2023
Commercial banks	$1,522	$1,871
Savings institutions	109	109
Credit unions	963	682
Insurance companies	671	613
Community Development Financial Institutions	2	2
Total GAAP capital stock	3,267	3,277
Stock reclassified as mandatorily redeemable capital stock (liability)	4	83
Total regulatory capital stock outstanding	$3,271	$3,360

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five fiscal years.

As of or for the years ended December 31,	2024	2023	2022	2021	2020
Other selected data at period end
Member standby letters of credit outstanding	$12,908	$12,601	$10,750	$11,317	$16,395
MPF Loans par value outstanding - FHLB System [a]	72,205	68,300	65,562	66,297	70,326
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	20,243	19,060	18,331	18,600	18,934
Number of members	645	654	671	676	686
Total employees (full and part time)	481	486	495	466	474
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$11,041	$8,671	$8,126	$17,078	$27,387
Number of PFIs funding MPF products - FHLB System	721	687	704	795	877
MPF Loans par value amounts funded - FHLB Chicago PFIs	$3,426	$2,415	$2,122	$5,170	$8,852
Number of PFIs funding MPF products - FHLB Chicago	186	185	195	191	207
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.65%	7.04%	6.15%	6.87%	6.34%
Market value of equity to book value of equity	101%	105%	105%	107%	105%
Primary mission asset ratio [b]	71.4%	72.8%	72.0%	70.3%	71.5%
Dividend rate class B1 activity stock-period paid	9.06%	7.69%	5.60%	5.00%	5.00%
Dividend rate class B2 membership stock-period paid	5.01%	4.09%	2.32%	2.00%	2.25%
Return on average assets	0.48%	0.47%	0.38%	0.28%	0.36%
Return on average equity	7.28%	8.03%	5.94%	4.13%	6.10%
Average equity to average assets	6.59%	5.85%	6.40%	6.78%	5.90%
Net yield on average interest-earning assets	0.75%	0.70%	0.62%	0.56%	0.59%
Cash dividends	$288	$245	$112	$86	$84
Dividend payout ratio	46.45%	37.12%	26.99%	31.27%	22.46%
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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Forward-Looking Information

Statements contained in this report, including statements describing the plans, objectives, projections, estimates, strategies, future predictions or commitments of the Bank, statements of belief, any projections or guidance on dividends or other financial items, or any statements of assumptions underlying the foregoing, may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “expects,” “could,” "plans," “estimates,” “may,” “should,” “will,” their negatives, or other variations of these terms. We caution that, by their nature, forward-looking statements involve risks and uncertainties related to our operations and business and regulatory environment, all of which are difficult to predict and many of which are beyond our control. These risks and uncertainties could cause actual results to differ materially from those expressed or implied in these forward-looking statements and could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, undue reliance should not be placed on such statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, changes in perception, guidance, regulation, and/or legislation relating to the FHFA's Review and Analysis of the Federal Home Loan Bank System “FHLBank System at 100: Focusing on the Future” report, housing finance, the FHLBs, or GSE reform; changes in the federal executive administration and the Congress; changes in our regulator or changes affecting our regulator and changes in the FHLB Act or applicable regulations or changes in their application; and the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

•general economic and market conditions, including the timing and volume of market activity, recession, prolonged inflation, unemployment rates, housing prices, the condition of the mortgage and housing markets, increased delinquencies and/or loss rates on mortgages, prolonged or delayed foreclosure processes, and the effects on, among other things, mortgage-backed securities; disruptions in the credit and debt markets and their effect on our members, future funding costs, and sources and availability of funds; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations or programs, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; impacts from various measures to stimulate the economy and help borrowers refinance home mortgages; the impact of the occurrence of a major natural or other disaster, a pandemic or other disruptive event; the impact of climate events; the impact of geopolitical uncertainties or conflicts;

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Executive Summary

2024 Financial Highlights

•Net income for 2024 was $620 million, compared to $660 million for 2023, driven by decreased advance balances in 2024 and an increase in noninterest expense.
•Net interest income for 2024 was $960 million, compared to $970 million for 2023, with the decline primarily driven by the factors discussed above.
•Noninterest income (loss) increased by $37 million to $89 million in 2024, compared to $52 million in 2023, with the increase primarily driven by gains on trading securities.
•Noninterest expense was $357 million for 2024, compared to $286 million for 2023. The increase was largely driven by increased contributions of $98 million to housing and community development initiatives, compared to $28 million for 2023.
•Total assets increased to $129.1 billion at year-end 2024, compared to $118.4 billion at year-end 2023, with the change primarily due to an increase in our liquidity portfolio.
•Advances outstanding decreased to $55.8 billion at year-end 2024, compared to $65.3 billion at year-end 2023. This decrease was mostly due to depository members experiencing lower funding needs on their balance sheets along with reduced loan demand, which resulted in paydowns. Advances maturing with a former captive insurance company member also contributed to this decrease.
•MPF loans held in portfolio increased to $13.3 billion at year-end 2024, compared to $11.4 billion at year-end 2023, primarily attributable to new acquisition volume that outpaced paydown and maturity activity.
•Total investment securities were $30.0 billion at year-end 2024, compared to $26.4 billion at year-end 2023, with the change primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.
•Retained earnings were $5.3 billion at year-end 2024, up from $5.0 billion at year-end 2023.
•Letters of credit commitments increased to $12.9 billion at year-end 2024, up from $12.6 billion at year-end 2023, primarily due to increased usage from Bank members for public unit deposits.
•The Bank remained in compliance with all of its regulatory capital requirements as of year-end 2024.

Summary and Outlook

Fourth Quarter 2024 Dividends and Dividend Guidance

Based on our preliminary fourth quarter 2024 results, the Board of Directors declared our dividend on January 31, 2025 – 9.25% (annualized) for Class B1 activity stock and 4.20% (annualized) for Class B2 membership stock. Dividends were paid February 13, 2025.

We expect to maintain at least a 8.75% (annualized) dividend for Class B1 activity stock for the first and second quarters of 2025, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Success in Housing and Community Development

The Bank recognized $98 million in expenses to voluntary community investment contributions for 2024. In addition, the Bank expensed a contribution of 10% of 2024 net income before assessments as required by statute to fund $70 million in grants through its 2025 Affordable Housing Program. In total, the Bank expensed $168 million in 2024 to support affordable housing and community investment, helping to create thriving communities across Illinois and Wisconsin.

In 2024, the Bank achieved many successes in housing and community development, including the following:

•Over $1.9 billion was funded in below-market rate Community Housing Advances, Community Development Advances and Community Small Business Advances through year-end 2024 to support over 7,300 housing units and more than 7,800 jobs.
•The Community Impact Advance Pilot Program was established in 2024 to amplify and incentivize select affordable housing and community development activities, and over $550 million was funded through year-end 2024.
•Through the AHP General Fund, over $47 million in grants were awarded to help finance 35 affordable housing projects in 2024. In partnership with 24 member financial institutions, these funds will support the acquisition, rehabilitation, and new construction of more than 1,300 housing units. For additional information on our AHP General Fund, see Note 11 - Affordable Housing Program to the financial statements.
•More than $42 million was disbursed through the DPP in 2024 to provide downpayment and closing cost assistance to

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
over 4,400 homebuyers in partnership with 223 member financial institutions. For additional information on our DPP programs, see Note 11 - Affordable Housing Program to the financial statements.
•Over $16 million was awarded through the Community First grant programs in 2024 to assist the growth and development of more than 500 small businesses, expand access to home buying counseling to 29 organizations, and provide over 60 internships and fellowships across 14 organizations focused on affordable housing development.

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

Managing Interest Rate Risk

We carry all derivatives at fair value in our Statements of Condition. We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate. Our cash flow hedge strategy is to hedge, on a "rolling" basis, our exposure to the variability in the net proceeds received from forecasted zero-coupon discount notes and the variability of cash flows associated with periodic SOFR-indexed bond issuances attributable to changes in the benchmark interest rate, by entering into interest rate swaps to mitigate such risk.

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

As of December 31, 2024, we held $122.5 billion notional of interest-rate derivatives with a total, net asset (liability) fair market value of $1 billion, excluding posted collateral. These derivatives hedge mostly our fixed rate interest-earning assets and interest-bearing liabilities. The following table shows the estimated changes in the fair market value of our interest-rate derivatives under parallel interest-rate shifts allowing interest rates to go negative under the current rate environment (for example the same change to interest rates on short-, intermediate-, and long-term fixed income maturities):

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	As of December 31, 2024
Change from base case in bps	-200	-100	-50	-25	+25	+50	+100	+200
Net change in fair market value	$(3,085)	$(1,373)	$(643)	$(310)	$288	$554	$1,030	$1,853

The above table includes total derivatives entered into by the Bank, which includes interest-rate derivatives related to fair value hedges, cash flow hedges, and economic hedges.

In addition to performing the above sensitivity analysis, we also compare our fair value estimates of our outstanding derivatives to the estimates of our counterparties. At December 31, 2024 the difference between our total, net estimated fair market value of derivatives versus that of the counterparties' estimated values was $(46) million or 4.6%.

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

For the valuation of hedged assets or liabilities in fair-value hedging relationships where the hedged risk is the change in the fair value of the benchmark interest rate, we use OIS or SOFR as the discount rate, depending on which interest-rate index was designated as the benchmark rate at inception of the hedge relationship. These valuations are calculated using the same valuation model that calculates the fair values of the associated hedging derivatives. This valuation model is subject to a periodic model validation by either an external party or an internal validation group. We periodically review and refine, as appropriate, the

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
assumptions and valuation methodologies to reflect market indications as closely as possible.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
2024 compared to 2023

	2024			2023			Increase (decrease) due to
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the years ended December 31,
Investment debt securities	$27,911	$1,672	5.99%	$24,411	$1,472	6.03%	$211	$(11)	$200
Advances	69,537	3,856	5.55%	82,404	4,402	5.34%	(692)	146	(546)
MPF Loans held in portfolio	12,408	482	3.88%	10,640	353	3.32%	60	69	129
Federal funds sold	6,518	338	5.19%	10,166	513	5.05%	(184)	9	(175)
Securities purchased under agreements to resell	7,225	379	5.25%	6,671	339	5.08%	28	12	40
Interest-bearing deposits	3,660	196	5.36%	4,251	223	5.25%	(31)	4	(27)
Other interest-earning assets	73	2	2.74%	83	4	4.82%	—	(2)	(2)
Interest-earning assets	127,332	6,925	5.44%	138,626	7,306	5.27%	(608)	227	(381)
Noninterest-earning assets	1,705			1,677
Total assets	129,037			140,303

Consolidated obligation discount notes	39,504	2,025	5.13%	49,492	2,428	4.91%	(490)	87	(403)
Consolidated obligation bonds	77,038	3,878	5.03%	77,797	3,837	4.93%	(36)	77	41
Deposits and other interest-bearing liabilities	1,103	62	5.62%	1,259	71	5.64%	(9)	—	(9)
Interest-bearing liabilities	117,645	5,965	5.07%	128,548	6,336	4.93%	(535)	164	(371)
Noninterest-bearing liabilities	2,872			3,539
Total liabilities	120,517			132,087

Net yield on interest-earning assets	$127,332	$960	0.75%	$138,626	$970	0.70%	$(74)	$64	$(10)

•Interest income from investment debt securities increased primarily due to increased volume in 2024 compared to 2023.
•Interest income from advances decreased primarily due to a decline in volume due to depository members experiencing lower funding needs on their balance sheets along with reduced loan demand which resulted in paydowns. To a lesser extent, advances maturing in 2024 with a former captive insurance company member also contributed to this decrease in interest income.
•Interest income from MPF Loans held in portfolio increased primarily due to the higher mortgage rate environment increasing the yield earned on new loan originations in 2024 compared to 2023. To a lesser extent, new acquisition volume that outpaced paydown and maturity activity also contributed to this increase in interest income.
•Interest income from overnight federal funds sold and interest-bearing deposits decreased primarily due to a decline in volume in 2024 compared to 2023.
•Interest income from securities purchased under agreements to resell increased primarily due to increased volume in 2024 compared to 2023.
•Interest expense on our consolidated obligation discount notes decreased primarily due to a decline in volume in 2024 compared to 2023.
•Interest expense on our consolidated obligation bonds increased primarily due to higher overall market interest rates and the maturity of low coupon-rate bonds in 2024 compared to 2023.
•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 44.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
2023 compared to 2022

	2023			2022			Increase (decrease) due to
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the years ended December 31,
Investment debt securities	$24,411	$1,472	6.03%	$22,630	$604	2.67%	$48	$820	$868
Advances	82,404	4,402	5.34%	61,198	1,322	2.16%	$460	$2,620	$3,080
MPF Loans held in portfolio	10,640	353	3.32%	9,961	284	2.85%	$19	$50	$69
Federal funds sold	10,166	513	5.05%	8,125	170	2.09%	$42	$301	$343
Securities purchased under agreements to resell	6,671	339	5.08%	4,586	95	2.07%	$43	$201	$244
Interest-bearing deposits	4,251	223	5.25%	2,555	58	2.27%	$38	$127	$165
Other interest-earning assets	83	4	4.82%	83	3	3.61%	$—	$1	$1
Interest-earning assets	138,626	7,306	5.27%	109,138	2,536	2.32%	$650	4,120	$4,770
Noninterest-earning assets	1,677			680
Total assets	140,303			109,818

Consolidated obligation discount notes	49,492	2,428	4.91%	36,680	738	2.01%	255	1,435	1,690
Consolidated obligation bonds	77,797	3,837	4.93%	62,154	1,090	1.75%	273	2,474	2,747
Deposits and other interest-bearing liabilities	1,259	71	5.64%	1,210	31	2.56%	1	39	40
Interest-bearing liabilities	128,548	6,336	4.93%	100,044	1,859	1.86%	529	3,948	4,477
Noninterest-bearing liabilities	3,539			2,785
Total liabilities	132,087			102,829

Net yield on interest-earning assets	$138,626	$970	0.70%	$109,138	$677	0.62%	$182	$111	$293

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
•For details of the effect our 2022 fair value and cash flow hedge activities had on our net interest income see the Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option table on page 45 in our Form 10-K for the year ended December 31, 2023 (2023 Form 10-K).

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Noninterest Income

For comparisons to 2022 see Noninterest Income on page 45 in our 2023 Form 10-K.

For the years ended December 31,	2024	2023
Trading securities	$39	$11
Derivatives and hedging activities	5	6
Instruments held under the fair value option	(3)	(11)
MPF fees, $29 and $26 from other FHLBs	36	33
Other, net	12	13
Noninterest income (loss)	$89	$52

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Gains on trading securities were the primary driver of the increase in noninterest income.

Total Net Effect Gain (Loss) of Hedging Activities

The following table details the effect of hedging transactions recorded in the various line items in our Statements of Income. Hedge ineffectiveness on hedges qualifying for hedge accounting are recorded in net interest income rather than recorded in derivatives, as noted in the table below.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Year ended December 31, 2024
Recorded in net interest income	$841	$551	$3	$36	$(1,326)	$—	$105
Recorded in derivatives and hedging activities	5	4	7	—	(11)	—	5
Recorded in trading securities	—	40	—	—	—	—	40
Recorded on instruments held under the fair value option	—	—	(1)	(2)	—	—	(3)
Total net effect gain (loss) of hedging activities	$846	$595	$9	$34	$(1,337)	$—	$147

Year ended December 31, 2023
Recorded in net interest income	$670	$505	$1	$37	$(1,509)	$—	$(296)
Recorded in derivatives and hedging activities	1	9	3	(3)	(2)	(2)	6
Recorded in trading securities	—	11	—	—	—	—	11
Recorded on instruments held under the fair value option	10	—	(1)	1	(21)	—	(11)
Total net effect gain (loss) of hedging activities	$681	$525	$3	$35	$(1,532)	$(2)	$(290)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees earned increased compared to the prior period, primarily driven by an increase in volume in MPF Loans held in portfolio.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

For comparisons to 2022 see Noninterest Expense on page 46 in our 2023 Form 10-K.

For the years ended December 31,	2024	2023
Compensation and benefits	$128	$129
Nonpayroll operating expenses	108	108
Voluntary Community Investment contributions	98	28
Federal Housing Finance Agency and Office of Finance	19	18
Other, net	4	3
Noninterest expense	$357	$286

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits were comparable to the prior period. We had 481 employees as of December 31, 2024, compared to 486 employees as of December 31, 2023.

Nonpayroll operating expenses were comparable to the prior period.

Voluntary Community Investment contributions increased primarily due to subsidies on advances we offer at below market rates to support the local economy and community revitalization efforts in members' communities.

2024 Voluntary Community Investment contribution commitment

As required by statute, we allocate 10% of net income before assessments to fund affordable housing grants through the AHP General Fund and the DPP Programs. See Note 11 - Affordable Housing Program to the financial statements for further details. We appreciate that additional funds would be beneficial in meeting community needs in affordable housing, as well as business and community development. For 2024, in addition to the 10% statutory allocation, the Bank made a voluntary contribution commitment of at least 5% of prior year net income subject to assessments, as adjusted, to discretionary funds to support our community needs. Prior year net income subject to assessments, as adjusted, represents our prior year net income after adjustments have been made for specific line items that would have otherwise reduced our commitment amount.

For the year ended December 31, 2024, our voluntary Community Investment contributions totaled 13% of our prior year net income subject to assessments, as adjusted.

The following table details the components of our voluntary Community Investment contributions as recorded in our Statements of Income.

For the year ended December 31,	2024
Voluntary advance and loan subsidies	$60
Voluntary Community First grants	17
Voluntary Downpayment Plus expense	11
Voluntary contributions excluding supplemental voluntary contribution to AHP	88
Supplemental voluntary contribution to AHP	10
Voluntary Community Investment contributions	$98

The income statement effects of the Bank's voluntary Community Investment contributions reduces net income before assessments which, in turn, reduces the statutory AHP assessment each year. As such, we have committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. The line item above titled “Supplemental voluntary contribution to AHP” represents this amount. Excluding supplemental voluntary contributions to AHP, for the year ended December 31, 2024, our voluntary Community Investment contributions totaled 11% of prior year net income subject to assessment, as adjusted.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

For 2025, in addition to the 10% statutory allocation, our Board of Directors approved 10% of prior year net income before assessments to discretionary funds to support our community needs. We expect to expense these funds throughout the year in our financial statements; however, the Bank’s voluntary Community Investment contributions remain subject to many factors, including progress on initiating new programs, nature of the programs, and utilization by members. For further discussion of risks faced by the Bank see Risk Factors starting on page 18.

Federal Housing Finance Agency and Office of Finance expenses consist of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs.

Other, net expenses includes net benefit costs associated with our non-qualified deferred compensation plan.

As noted in Noninterest Income on page 44, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs but also include income from other third party investors. These fees are designed to compensate us for the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. Expenses related to MPF fees earned decreased compared to the prior period, primarily due to a impairment write-down of certain internal use software in 2023. The following table summarizes MPF related fees and expenses.

For the years ended December 31,	2024	2023
MPF fees earned	$36	$33
Expenses related to MPF fees earned	33	41

Statutory AHP Assessment and Supplemental Voluntary Contributions to AHP

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS.

The income statement effect of our voluntary Community Investment contributions reduces net income before assessments which, in turn, reduces the statutory AHP assessment each year. As such, we have committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects.

Statutory AHP assessments accrued in the current year are primarily awarded in the subsequent year and may be disbursed over multiple years. Our supplemental voluntary contribution to AHP also follows this schedule. See Note 11 - Affordable Housing Program to the financial statements for further details.

Other Comprehensive Income (Loss)

For comparisons to 2022 see Other Comprehensive Income (Loss) on page 47 in our 2023 Form 10-K.

	For the years ended December 31,		Balance remaining in AOCI as of
For the years ended December 31,	2024	2023	December 31, 2024
Net unrealized gain (loss) available-for-sale debt securities	$165	$(19)	$(33)
Net unrealized gain (loss) cash flow hedges	(5)	(30)	67
Postretirement plans	(2)	21	8
Other comprehensive income (loss)	$158	$(28)	$42

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized gain on our AFS portfolio for 2024 was primarily due to spreads to swaps tightening in 2024. As these securities approach maturity, we expect the net unrealized gains in our AOCI as of December 31, 2024 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for 2024 was primarily driven by the movement in market interest rates in 2024.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Postretirement plans

The loss on postretirement plans for 2024 was primarily due to an actuarial adjustment resulting from a slight decrease in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our Statements of Comprehensive Income as of December 31, 2024 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 13 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Statements of Condition

As of	December 31, 2024	December 31, 2023
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$29,715	$14,472
Investment debt securities	29,560	26,405
Advances	55,847	65,306
MPF Loans held in portfolio, net of allowance for credit losses	13,320	11,410
Other, net of allowance for credit losses	670	791
Assets	$129,112	$118,384

Consolidated obligation discount notes	$36,739	$28,109
Consolidated obligation bonds	81,859	80,389
Other	1,894	1,746
Liabilities	120,492	110,244
Capital stock	3,267	3,277
Retained earnings	5,311	4,979
Accumulated other comprehensive income (loss)	42	(116)
Capital	8,620	8,140
Total liabilities and capital	$129,112	$118,384

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

As of December 31, 2024, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased at year-end 2024 compared to year-end 2023, with the change primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

Advances

Advance balances decreased at year-end 2024 compared to year-end 2023, with the change primarily attributable to depository members experiencing lower funding needs on their balance sheets along with reduced loan demand, which resulted in paydowns. Advances maturing with a former captive insurance company member also contributed to this decrease. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources. For details on our advances with our former captive insurance company member, see Note 6 - Advances to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table sets forth the current period par amount of advances outstanding for the five largest advance borrowers.

As of	December 31, 2024
The Northern Trust Company	$8,500	15.1%
The Northwestern Mutual Life Insurance Company	3,516	6.2%
BMO Bank, NA	3,050	5.4%
Reliance Standard Life Insurance Company	2,451	4.3%
Thrivent Financial for Lutherans	2,010	3.6%
All other borrowers	36,927	65.4%
Total par value	$56,454	100.0%

The following table presents outstanding advances by type of institution. Former members may withdraw from membership or merge with out-of-district institutions but continue to hold advances.

As of	December 31, 2024	December 31, 2023
Members
Commercial banks	$30,005	$37,993
Savings institutions	1,722	1,918
Credit unions	7,797	6,600
Insurance companies	16,788	15,273
Community Development Financial Institutions	50	48
Members total	56,362	61,832
Former members and Housing Associates	92	4,129
Total at par	56,454	65,961
Fair value hedging and other adjustments	(607)	(655)
Balance on the Statements of Condition	$55,847	$65,306

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at year-end 2024 compared to year-end 2023, with the change primarily attributable to new acquisition volume that outpaced paydown and maturity activity. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

The following table presents an aging of our fixed-rate MPF Loans held in portfolio by terms of contractual maturity. Contractual maturity is determined based on the MPF Loan's amortization schedule.

As of	December 31, 2024	December 31, 2023
Due in 1 year or less	$428	$389
Due after 1 year through 5 years	1,854	1,681
Due after 5 years through 15 years	4,683	4,226
Thereafter	6,196	4,974
Total unpaid principal balance	13,161	11,270
Other adjustments, net [a]	164	145
Total mortgage loans held in portfolio	13,325	11,415
Allowance for credit losses on mortgage loans	(5)	(5)
Mortgage loans held in portfolio, net	$13,320	$11,410
a    Consists of net premiums, credit enhancement, fair value hedging, delivery commitment basis adjustments, and/or deferred loan fees.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Liquidity, Funding, & Capital Resources

Liquidity

We establish our liquidity position primarily based on the factors outlined below.

•FHFA regulations and guidance, which may be amended from time to time.
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

•Our ability to use federal funds sold is restricted under our current policy and FHFA regulations. Specifically, we restrict these investments to short maturities and eligible counterparties as discussed in Unsecured Short-Term Investments on page 71 because such investments are unsecured. If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligation to us, these investments would not satisfy our liquidity needs and we may incur a credit loss.

•Securities purchased under agreements to resell are secured by marketable securities held by a third party custodian. If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligations to us, these investments would not satisfy our liquidity needs if the collateral pledged to secure those obligations has decreased in value. In such cases, we also may suffer a credit loss. A further explanation of our credit loss methodology with respect to these agreements is set forth in Note 8 – Allowance for Credit Losses to the financial statements and see Investment Debt Securities on page 69 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity from investing activities include interest-bearing deposits, trading debt securities, maturing advances, and maturing MPF Loans.

Liquidity from Debt

Our source of liquidity from debt is the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures
We use different measures of liquidity as follows:
Overnight Liquidity - Our overnight liquidity requirement is established by our Asset/Liability Committee. Currently, our Asset/Liability Management Policy (ALM Policy) requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $4.5 billion as of December 31, 2024). Under our ALM Policy, overnight liquidity includes money market assets, reverse repurchase agreements, federal funds sold, deposits, paydowns of advances, MPF Loans with one day to maturity, and inter FHLB loans with one day to maturity. As of December 31, 2024, our overnight liquidity was $34.5 billion or 26.7% of total assets. This amount represents excess overnight liquidity of $29.9 billion over the minimum threshold of 3.5% of total assets.
Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2024, we had excess liquidity of $53.4 billion to support member deposits.

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

In an effort to satisfy our current liquidity requirements, we generally maintain increased balances in short-term or liquid investments. In addition, we target a minimum amount of positive cash flow for the next five calendar days at the beginning of each day. Depending on market conditions, the Liquidity AB may require the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see Risk Factors on page 18.

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

		Investment Debt Securities
As of December 31, 2024	MPF Loans Held in Portfolio	Available-for- Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,821	$1,243	$1,442
After one year through five years	4,837	8,501	150
After five years through ten years	3,449	14,646	75
After ten years	3,054	2,222	1
Total	$13,161	$26,612	$1,668

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Funding

Conditions in Financial Markets

The Federal Open Market Committee (FOMC) cut the target federal funds rate by 25 basis points to a range of 4.50-4.75% at its November 2024 meeting. At its December 2024 meeting, the FOMC similarly cut the target federal funds rate by 25 basis points to a range of 4.25-4.50%. The FOMC’s dot plot matrix of individual members’ future rate expectations projected two further rate cuts in 2025, which was two fewer than the FOMC’s previous dot plot indications. Yields for U.S. Treasuries were lower for maturities 6-months and lower at the end of the fourth quarter 2024 relative to the prevailing yields at the end of the third quarter 2024, and rose for the other maturity points over the same period.

After increasing 3.0% in the second quarter of 2024, U.S. Gross Domestic Product (GDP) rose by 3.1% in the third quarter of 2024. According to the Department of Commerce, GDP growth in the third quarter of 2024 primarily reflected increases in consumer spending, exports, nonresidential fixed investment and federal government spending. The U.S. stock market gained during the fourth quarter 2024. The Dow Jones Industrial Average attained a record closing high during December, with the index ending the quarter at 42,544 points on December 31, 2024, versus 42,330 points on September 30, 2024.

Despite passage of a stopgap funding bill to fund the government to March 2025, the U.S. continues to face a possible shutdown of the government in the future. However, historically, the threat of a government shutdown has not had a significant impact on the FHLBs’ ability to issue debt at attractive levels.

We maintained ready access to funding throughout 2024.

Liquidity Analysis - Statements of Cash Flows

Our assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for their community investment activities. Our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe the cash flows from our operating and financing activities are sufficient to fund both our operating and investing liquidity needs. The following tables compare our significant cash flow activities in 2024 and 2023.

For comparisons to 2022 see Liquidity Analysis - Statements of Cash Flows on page 54 in our 2023 Form 10-K.

Net cash flows from operating activities with significant activity

For the years ended December 31,	2024	2023
Net cash provided by (used in) operating activities -
Net income	$620	$660
Net amortization (accretion)	(205)	82
Change in net fair value on derivatives and hedging activities	1,117	245
Change in accrued interest payable	13	355
Other	109	4
Net cash provided by (used in) operating activities	$1,654	$1,346

The majority of our operating cash inflows in 2024 were related to cash received from clearinghouses to settle mark-to-market positions and net income. The majority of our operating cash inflows in 2023 were related to cash received from net income and clearinghouses to settle mark-to-market positions, as well as the impact of increased interest accrued on our consolidated obligation bond issuances.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Net cash flows from investing activities with significant activity

For the years ended December 31,	2024	2023
Net cash provided by (used in) investing activities -
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$(15,245)	$13,075
Investment debt securities	(3,334)	(4,206)
Advances	9,521	1,496
MPF Loans held in portfolio	(1,936)	(1,274)
Other	(20)	(14)
Net cash provided by (used in) investing activities	$(11,014)	$9,077
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

•In 2024 and 2023 our net cash outflows from investment debt securities was attributable to purchases of GSE MBS and U.S. Treasuries.

•In 2024 our net cash inflows for advances was attributable to depository members experiencing lower funding needs on their balance sheets along with reduced loan demand, which resulted in paydowns. To a lesser extent, advances maturing with a former captive insurance company member also contributed to these net cash inflows. In 2023 our net cash inflows for advances was attributable to advances maturing with a former captive insurance company member, offset by increased advance borrowing from our depository members.

•In 2024 and 2023 our net cash outflows for MPF Loans held in portfolio was due to new-acquisition volume that outpaced paydown and maturity activity.

Net cash flows from financing activities with significant activity

For the years ended December 31,	2024	2023
Net cash provided by (used in) financing activities -
Consolidated obligation discount notes	$8,734	$(35,722)
Proceeds on discount note transfers with other FHLBs	—	4,266
Consolidated obligation bonds	789	21,097
Other	(165)	(65)
Net cash provided by (used in) financing activities	$9,358	$(10,424)

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below.

•In 2024 we increased our use of discount notes and bonds to align with advantageous funding opportunities. The increased borrowing on our discount notes and bonds reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above. In 2023 we paid down our discount notes and increased our use of bonds to align with advantageous funding opportunities. The increased borrowing on our bonds reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above.

•We assumed consolidated obligation discount notes from another FHLB due to an advantageous funding opportunity in the second quarter of 2023. In 2024 we had no such discount note transfers.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
•In 2024 our net cash outflows for Other was primarily due to cash dividends paid. In 2023 our net cash outflows for Other was primarily due to cash dividends paid and the redemption of MRCS.

Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2024, our consolidated obligations were rated Aaa/P-1 with a negative outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

Use of short-term debt offers us certain advantages which are weighed against the increased risk of using short-term debt. We have continued to benefit from interest rates below SOFR rates for our short-term debt which resulted in a positive impact on net interest income when used to fund SOFR-indexed assets.

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

At December 31, 2024, we had eligible assets free from pledges of $128.1 billion, compared to our outstanding consolidated obligations of $118.6 billion.

The Office of Finance has responsibility for the issuance of consolidated obligations. It also services all outstanding debt, provides us with information on capital market developments, manages our relationship with ratings agencies with respect to consolidated obligations, and prepares the FHLBs' combined quarterly and annual financial statements. The Office of Finance will allocate the proceeds from the issuance of consolidated obligations that cannot be issued in sufficient amounts to satisfy all FHLB demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, the proceeds in such circumstances will be allocated among the FHLBs pro-rata, based on the amount of each FHLB’s funding needs in four hierarchical categories, including principal and interest on payments on consolidation obligations. If funding needs in all four categories are fully satisfied, and there is additional funding available, the additional funding will be allocated based on the relative regulatory capital of each FHLB. As is the case during any instance of disruption in our ability to access the capital markets, market conditions or this allocation process could adversely impact our ability to finance our operations, which could thereby adversely impact our financial condition and results of operations.

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

We receive 100% of the net proceeds of a bond issued via direct negotiation with underwriters of FHLB debt when we are the only FHLB involved in the negotiation; we are the sole FHLB that is primary obligor on the bond in those cases. When we and one or more other FHLBs jointly negotiate the issuance of a bond directly with underwriters, we receive the portion of the proceeds of the bond agreed upon with the other FHLB(s); in those cases, we are primary obligor for the pro rata portion of the bond based on proceeds received. The majority of our bond issuance is conducted via direct negotiation with underwriters of the

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
FHLB bonds, some with, and some without, participation by other FHLBs.

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

Deposits totaled $0.8 billion at December 31, 2024, compared to $0.6 billion at December 31, 2023. All deposits are uninsured and the balance of deposits varies depending on market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, our members’ investment preferences with respect to the maturity of their investments, and our members’ liquidity. Interest-bearing demand and overnight deposits represented 78.6% and 80.4% of our deposits at December 31, 2024 and 2023, with the remaining deposits being noninterest-bearing deposits.

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

For the years ended December 31,	2024	2023	2022
Average balances of demand and overnight deposits	$635	$689	$712
Weighted-average interest rates paid on demand and overnight deposits	5.04%	4.97%	2.01%

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

The following table reflects the ranges of capital stock requirements permitted under our Capital Plan and requirements at year-end 2024.

Capital Plan Requirement	December 31, 2024	Ranges Permitted Under Capital Plan
% of Mortgage Assets [a]	0.40%	0.20%-1%
Membership Stock Floor	$10,000	None
Membership Stock Cap	$5 million	$1 million-$25 million
Advances Activity Stock Requirement [b]	4.50%	4%-5%
MPF Activity Stock Requirement	2% [c]	0%-5%
Letters of Credit Activity Stock Requirement	0.10% [d]	0.10%-2%

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Reduced Capitalization Advance Program

During 2024, we continued to offer our RCAP, which allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of December 31, 2024, RCAP advances outstanding totaled $9.7 billion to 72 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

The following table summarizes our risk-based capital amounts. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, as of December 31, 2024, we were adequately capitalized.

As of	December 31, 2024	December 31, 2023
Capital stock	$3,267	$3,277
Mandatorily redeemable capital stock (MRCS) recorded as a liability	4	83
Retained earnings	5,311	4,979
Total permanent capital	$8,582	$8,339
Credit risk capital	$282	$318
Market risk capital	1,137	1,374
Operational risk capital	426	507
Total risk based capital requirement	$1,845	$2,199

Excess permanent capital stock over risk based capital requirement	$6,737	$6,140

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

As of December 31, 2024	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$343	10.5%	$—
Alliant Credit Union	264	8.1%	—
The Northwestern Mutual Life Insurance Company	158	4.8%	—
BMO Bank, NA	140	4.3%	—
Associated Bank, NA	92	2.8%	—
All other members	2,274	69.5%	4
Regulatory capital stock	$3,271	100.0%	$4

		December 31, 2024	December 31, 2023
Capital Stock		$3,267	$3,277
MRCS		4	83
Regulatory capital stock		$3,271	$3,360

Capital stock		$3,267	$3,277
Retained earnings		5,311	4,979
Accumulated other comprehensive income (loss)		42	(116)
GAAP capital		$8,620	$8,140

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

•Capital stock was comparable to the prior period.
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
•Our risk-based capital is greater than or equal to 125% of the minimum amount required, as discussed in Capital Resources on page 56;
•Compliance with all of our minimum regulatory capital requirements;
•Projected compliance with each of our minimum regulatory capital requirements for the next four quarters using the most

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
recent expected case income projections; and
•Compliance with our contractual obligations under the Joint Capital Enhancement Agreement, as discussed in Joint Capital Enhancement Agreement with other FHLBs on page 61.

For further information on amounts of excess capital stock repurchased, see Statements of Capital to the financial statements.

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

Retained Earnings and Dividend Policy

Our Board of Directors has adopted a Retained Earnings and Dividend Policy (Policy) which was last updated in December 2024. The Bank reviews the level and adequacy of its retained earnings at least annually in accordance with the Policy and the guidelines established by the FHFA. Each quarter, the Bank monitors its retained earnings compared to the retained earnings target established by the Policy when determining dividend payments.

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

Under the Policy, we may, but are not required, to pay a dividend out of our net income (with certain adjustments as described below) and/or retained earnings, after consideration of the retained earnings target on a quarterly basis, the Board and management's assessment of the current adequacy of retained earnings, operating results, and any other factors the Board deems relevant. For these purposes, adjusted net income is net income resulting directly from certain business activities, excluding income from such activities as advance prepayments, transfers of debt to other FHLBs, agency multi-family investment paydowns, voluntary contributions to affordable housing and community development, and gains or losses resulting from certain hedge practices.

Our Board of Directors declared quarterly cash dividends at annualized percentage rates per $100 of par value as presented in the below table (based on the previous quarter's earnings).

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	B1 Activity Stock		B2 Membership Stock
Quarter in which dividend was declared (recorded) and paid	Dividends	Annualized Rate	Dividends	Annualized Rate
2024
1st quarter	$71	8.75%	$5	5.13%
2nd quarter	65	9.00%	5	5.13%
3rd quarter	67	9.25%	4	5.13%
4th quarter	66	9.25%	5	4.65%
Total	$269	9.06%	$19	5.01%
2023
1st quarter	$45	7.13%	$3	3.06%
2nd quarter	52	7.38%	3	3.19%
3rd quarter	66	8.00%	4	5.00%
4th quarter	67	8.25%	5	5.13%
Total	$230	7.69%	$15	4.09%

On January 31, 2025 our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 4.20% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the fourth quarter of 2024. This dividend totaled $72 million (recorded as $71 million dividends on capital stock and $1 million interest expense on mandatorily redeemable capital stock) and was paid on February 13, 2025. As further discussed in Executive Summary on page 36, on January 31, 2025, the Bank also provided dividend guidance for the next two quarters.

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

Governance and Control Activities

The Board of Directors has established Bank-wide policies governing operational risk, which include Enterprise Risk Management Policy, Enterprise Operational Risk Management Policy, Cyber Risk Management Policy, and others. Primary oversight responsibility for operational risk is vested with our management level Operational Risk Oversight Committee. Responsibilities of this committee include, but are not limited to, oversight and review of Bank-wide operational risks such as the management of business continuity, technology (including information security) risks, reviews of operational risk decisions that may include risk acceptances, operational issues or updates, operational aspects of new business activities, analysis and mitigation of any operational loss, vendor management, oversight and direction to our compliance activities, and oversight of internal controls and procedures in compliance with the Sarbanes-Oxley Act of 2002. This committee monitors the performance of these operational activities by reviewing management reports prepared by the responsible business manager on a periodic basis. Also, the committee monitors the effectiveness of operational controls through the reporting of critical operational losses, events, risk assessments, operational risk metrics, and a quarterly certification of operational and internal controls over financial reporting.

Our executive officers or their delegates provide periodic reports, as appropriate, to the following Board committees: Risk Management Committee, Operations and Technology Committee, and the Audit Committee.

Business Resiliency

In order to ensure our ability to provide liquidity and service to our members and PFIs, we have business resumption plans designed to restore critical business processes and systems in the event of a variety of business interruptions. We maintain key information systems infrastructure with vendors that have reliable and consistent data recovery capabilities as well as more optimal geographic diversity to provide a more resilient technology infrastructure. We are party to a reciprocal arrangement with the FHLB Dallas to allow members to access their deposits as well as have access to overnight advances to the extent they have collateral already in place. Our business resiliency plans are subject to periodic testing. For additional discussion of our business resiliency management program, see Item 1C. Cybersecurity, starting on page 30.

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

Member Credit Outstanding - We track total credit risk with our members. The total credit risk concentrated with members (including any successor) with 10% or more of our total member credit outstanding is as follows:

As of December 31, 2024	Total Credit Outstanding	% of Total
The Northern Trust Company	$8,500	12.2%

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $56.5 billion were advances (par value) and $12.9 billion were letters of credit at December 31, 2024, compared to $66.0 billion and $12.6 billion at December 31, 2023.

	December 31, 2024			December 31, 2023
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	510	$67,491	$177,577	516	$77,291	$167,023
4	11	2,044	2,324	10	1,453	1,916
5	5	126	168	8	77	135
Total	526	$69,661	$180,069	534	$78,821	$169,074

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

▪In general, members pledging loan collateral via blanket reporting will receive the margin published, as a percent of unpaid principal balance.

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

MPF Loans and Related Exposures

For a description of the MPF Program see Mortgage Partnership Finance Program on page 8.

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by the borrower's equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan held in portfolio balance, our ability to recover losses from PMI, Recoverable CE Income, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. The unpaid principal balances of our conventional MPF Loans held in portfolio exposed to credit losses (which does not take into account the borrower's equity) was $12.3 billion at December 31, 2024, and $10.5 billion at December 31, 2023.

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

Setting Credit Enhancement Levels - For conventional MPF Loans held in portfolio, credit losses in an MC are first absorbed by the Bank’s First Loss Account (FLA) but, if applicable to the particular MPF product structure, we will withhold the PFI’s scheduled performance credit enhancement income payment in order to reimburse ourselves for any losses allocated to the FLA. We refer to these reimbursable credit enhancement income payments as Recoverable CE Income. If the FLA is exhausted, the credit losses are then absorbed by the PFI’s CE Amount, which is calculated by utilizing third party credit models. For further details on the FLA and PFI’s CE Amount, refer to Loss Structure for Credit Risk Sharing Products on page 9 and Conventional MPF Loans Held in Portfolio on page F-30 to the financial statements.

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
For the MPF Plus product, the PFI is required to provide an SMI policy covering the MPF Loans in the MC and having a deductible initially equal to the FLA. As of December 31, 2024, and 2023, the outstanding balances of MPF Loans under the MPF Plus product with SMI coverage were $48 million and $57 million and the amounts of SMI coverage provided against losses were $1 million and $1 million. Coverage was comparable to the prior period. Credit losses associated with MCs for which the SMI coverage has been discontinued are incorporated into the allowance for credit losses calculation. Such credit losses were immaterial.

The following table shows the status of the credit enhancement structure on conventional MPF Loans held in portfolio. Unpaid principal balances in this table include REO, and are impacted by the credit enhancement structure of a MC. As defined, the CE Amount includes SMI on the MPF Plus product. Government Loans are excluded from the table as they are not directly credit enhanced by the PFI.

	As of December 31, 2024
Conventional MPF Product Type	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI's CE Amount [b]
100	$38	1.42%	9.92%	2.35%
125	3,401	0.50%	2.38%	1.90%
Plus	247	2.13%	30.18%	0.36%
35	3,130	0.16%	0.65%	2.20%
Original	5,510	0.11%	0.30%	2.72%
a    For each product above, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of performance based CE Income from PFIs.
b    Credit losses on a loan may only be absorbed by the CE Amount in the MC related to the loan. For further detail refer to Conventional MPF Loans Held in Portfolio on page F-30 to the financial statements.

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

As of	December 31, 2024
WI	47%
IL	29%
All other states	24%
Total	100%

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Seller Concentration - During 2024, the top five PFIs, in the aggregate, accounted for 36% of our MPF Loans purchased and held in portfolio on our balance sheet. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

For further discussion of how concentration risks may affect us, see Risk Factors on page 18.

Mortgage Repurchase Risk - We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the years ended December 31, 2024 and 2023, we purchased and concurrently delivered $0.7 billion and $0.7 billion in unpaid principal balance of these loans to Fannie Mae. At December 31, 2024 and 2023, there were $20.3 billion and $22.0 billion of off-balance sheet MPF Xtra loans outstanding.

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

Based on the above factors, the mortgage repurchase liability recognized as of December 31, 2024 and December 31, 2023 was immaterial.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table presents various credit quality indicators of our MPF Loans Held in Portfolio.

As of	December 31, 2024	December 31, 2023
Unpaid Principal Balance
Average MPF Loans held in portfolio during the period	$12,255	$10,501
MPF Loans held for portfolio	13,161	11,270
Nonaccrual MPF Loans	33	22
Allowance for MPF credit losses	5	5
MPF credit losses charged-off	2	1

Ratio of MPF credit losses charged-off to average MPF Loans held in portfolio during the period	0.02%	0.01%
Ratio of allowance for MPF credit losses to MPF Loans held for portfolio	0.04%	0.04%
Ratio of nonaccrual MPF Loans to MPF Loans held for portfolio	0.25%	0.20%
Ratio of allowance for MPF credit losses to nonaccrual MPF Loans	15.15%	22.73%

Nonaccrual MPF Loans increased as our delinquent loan population slightly increased.

Key Credit Quality Indicators

The following table presents our key credit quality indicators (at origination) of FICO scores and Loan-to-Value (LTV) ratios for our conventional MPF Loans. Percentages shown are based on unpaid principal balance.

As of December 31, 2024	% of Total	Current	30 Days Delinquent	60 Days Delinquent	90 Days + Delinquent
FICO Score < 620	0.1%	88.2%	5.9%	—%	5.9%
FICO Score 620-659	3.7%	95.1%	3.1%	0.9%	0.9%
FICO Score >=660	95.7%	99.2%	0.5%	0.1%	0.2%
No FICO Score	0.5%	100.0%	—%	—%	—%
Total	100.0%	99.0%	0.6%	0.1%	0.3%
Weighted average FICO score	749
LTV Ratio <=60%	17.0%
LTV Ratio > 60% to 70%	14.0%
LTV Ratio > 70% to 80%	47.0%
LTV Ratio > 80% to 90%	11.0%
LTV Ratio > 90%	11.0%
Total	100.0%
Weighted average LTV %	74.0%

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

	AAA	AA	A	BBB	Unrated	Carrying Amount
December 31, 2024
Investment debt securities-
U.S. Government & other governmental related	$—	$7,387	$—	$—	$—	$7,387
State or local housing agency	—	5	—	—	—	5
FFELP ABS	—	203	1,092	258	—	1,553
MBS
GSE	131	20,395	—	—	—	20,526
Government guaranteed	—	84	—	—	—	84
Other	—	—	5	—	—	5
Total investment debt securities	131	28,074	1,097	258	—	29,560
Interest-bearing deposits	—	800	1,770	—	—	2,570
Federal funds sold	—	1,388	3,250	—	—	4,638
Securities purchased under agreements to resell	—	15,500	6,475	—	500	22,475
Total carrying amount of investments	$131	$45,762	$12,592	$258	$500	$59,243

December 31, 2023
Investment debt securities-
U.S. Government & other governmental related	$—	$5,176	$—	$—	$—	$5,176
State or local housing agency	—	8	—	—	—	8
FFELP ABS	—	1,957	—	—	—	1,957
MBS
GSE	132	19,047	—	—	—	19,179
Government guaranteed	—	79	—	—	—	79
Other	—	—	6	—	—	6
Total investment debt securities	132	26,267	6	—	—	26,405
Interest-bearing deposits	—	—	2,570	—	—	2,570
Federal funds sold	—	273	3,900	—	—	4,173
Securities purchased under agreements to resell	—	—	6,200	—	1,495	7,695
Total carrying amount of investments	$132	$26,540	$12,676	$—	$1,495	$40,843

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

As of December 31,	2024					2023
	Due in one year or less	Due one through five years	Due five through ten years	Due after ten years	Net Carrying Amount	Net Carrying Amount
AFS debt securities
U.S. Government & other governmental related	$490	$629	$465	$1,027	$2,611	$2,025
State or local housing agency	—	—	5	—	5	8
FFELP ABS [a]	—	—	—	1,553	1,553	1,957
MBS [a]
GSE	—	5,216	13,420	1,773	20,409	19,039
Government guaranteed	—	—	—	76	76	55
AFS debt securities	$490	$5,845	$13,890	$4,429	$24,654	$23,084
Yield on AFS debt securities	1.39%	3.39%	3.61%	3.35%	3.47%	3.32%

HTM debt securities
U.S. Government & other governmental related	$1,363	$35	$141	$(1)	$1,538	$1,385
State or local housing agency	—	—	—	—	—	—
MBS [a]
GSE	—	—	30	85	115	137
Government guaranteed	—	—	—	8	8	24
Other	—	—	5	—	5	6
HTM debt securities	$1,363	$35	$176	$92	$1,666	$1,552
Yield on HTM debt securities	5.04%	3.13%	3.96%	4.51%	4.86%	5.61%
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

The credit ratings of securities purchased under agreements to resell are disclosed along with investment debt securities and unsecured short-term investments in the Investment Debt Securities table on page 69.

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

As of December 31, 2024	AA	A rated	Total
Domestic U.S.
Interest-bearing deposits	$800	$1,770	$2,570
Foreign commercial banks - federal funds sold:
Australia	1,100	—	1,100
Canada	—	2,350	2,350
Finland	288	—	288
Germany	—	150	150
Netherlands	—	750	750
Total unsecured credit exposure	$2,188	$5,020	$7,208

All $7.2 billion of the unsecured credit exposure in the above table represent overnight investments and $800 million in the above table were with members or former members, and their affiliates. Any amounts related to members over a 10% concentration are included in the amounts in the Member Credit Outstanding table on page 63.

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
As of December 31, 2024
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$53	$(43)	$—	$10
Cleared derivatives	3	—	806	809
Overcollateralized liability positions -
Bilateral derivatives -
AA	(46)	47	—	1
A	(137)	139	—	2
BBB	(37)	38	—	1
Nonmember counterparties	(164)	181	806	823
Total	$(164)	$181	$806	$823
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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Consolidated Obligation Discount Notes

Cash Flow Hedges

Our cash flow hedge strategy is to hedge, on a "rolling" basis, our exposure to the variability in the net proceeds received from forecasted zero-coupon discount notes and the variability of cash flows associated with periodic SOFR-indexed bond issuances attributable to changes in the benchmark interest rate, by entering into interest rate swaps to mitigate such risk. The life of the hedging relationship is from hedge inception date until the date of the last forecasted discount note or SOFR-indexed bond issuance. We are hedging the net proceeds attributable to changes in the benchmark interest rate related to either the forecasted issuance (and re-issuance) of zero-coupon fixed-rate discount notes with a three or six month tenor, or periodic SOFR-indexed bond issuances. We primarily use an interest rate swap as the hedging instrument in which the interest rate resets consistent with the terms of the underlying discount note or bond.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The table below reflects the expected change in market value of equity versus base market value of equity for the stated increase or decrease in interest rates based on our models and related loss limit for each scenario established in the policy. For our down scenario shock analysis, the down shocks are constrained by scenarios provided by our regulator, which currently are limited so that shocked rates will not go negative but are subject to change. As a result, where applicable, we apply a floor to the down shock scenario at 10 bps. In the current rate environment, this floor setting was not triggered for any of the shock scenarios presented below.

	December 31, 2024		December 31, 2023
Scenario as of	Change in Market Value/Base Market Value of Equity	Loss Limit	Change in Market Value/Base Market Value of Equity	Loss Limit
-200 bp	0.9%	(8.7)%	(1.3)%	(7.5)%
-100 bp	0.7%	(3.9)%	(0.4)%	(3.4)%
-50 bp	0.4%	(1.8)%	(0.1)%	(1.5)%
-25 bp	0.2%	(0.9)%	—%	(0.8)%
+25 bp	(0.2)%	(0.9)%	—%	(0.8)%
+50 bp	(0.5)%	(1.8)%	(0.1)%	(1.5)%
+100 bp	(1.0)%	(3.9)%	(0.3)%	(3.4)%
+200 bp	(2.0)%	(8.7)%	(1.0)%	(7.5)%

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table outlines our hedge activity by hedged item or economic risk exposure, hedging instrument, hedge type and notional amount by hedging activity.

As of December 31,			Notional Amount
Hedged Item/Economic Risk Exposure [a]	Hedge Type	Hedging Instrument	2024	2023
Investment Debt Securities	Fair value	Pay fixed, receive floating, interest rate swap	$23,013	$21,355
	Economic	Pay fixed, received floating, interest rate swap	3,250	1,750
			26,263	23,105

Advances	Fair value	Pay fixed, receive floating, interest rate swap (without options)	22,366	22,295
		Pay fixed, receive floating, interest rate swap (with options)	12,167	12,350
	Economic	Pay fixed, receive floating, interest rate swap (without options)	3	8
		Pay fixed, receive floating, interest rate swap (with options)	187	190
			34,723	34,843

MPF Loans	Economic	A combination that may include swaps, swaptions, caps, floors, futures, forward settlements and/or to-be-announced (TBA) forward contracts	284	429

Discount Notes	Economic	Receive fixed, pay floating interest rate swap	—	3,615
	Cash flow	Pay fixed, receive floating, interest rate swap	929	1,030
			929	4,645

Consolidated Obligation Bonds	Fair value	Receive fixed, pay floating interest rate swap (without options)	15,220	12,491
		Receive fixed, pay floating interest rate swap (with options)	33,597	57,902
	Economic	Receive fixed, pay floating interest rate swap (without options)	—	31
		Receive fixed, pay floating interest rate swap (with options)	10,104	1,313
	Cash flow	Pay fixed, receive floating, interest rate swap	690	—
			59,611	71,737

Intermediary transactions on behalf of members with counterparties	Economic	Pay fixed, receive floating, interest rate swap	2	13
Mortgage purchase commitments	Standalone	Mortgage delivery commitment	115	183
CO Bond firm commitments	Standalone	CO Bond firm commitment	764	—
Total			$122,691	$134,955
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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve
As of December 31, 2024
Advances	$(6)	$4	$—	$(7)
MPF Loans	(3)	(6)	2	(3)
Mortgage-backed securities	(8)	—	1	(9)
Other interest-earning assets	(1)	—	—	(1)
Interest-bearing liabilities	8	9	—	9
Derivatives	9	—	—	—
Total	$(1)	$7	$3	$(11)

As of December 31, 2023
Advances	$(4)	$2	$—	$(5)
Mortgage-backed securities	(8)	—	—	(8)
Interest-bearing liabilities	10	6	—	10
Derivatives	10	(13)	—	—
Total	$8	$(5)	$—	$(3)

As of December 31, 2024, our total sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $7 million. At December 31, 2023, our sensitivity to changes in implied volatility was $(5) million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to, non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	December 31, 2024	December 31, 2023
Down 200 bps	0.0	-1.1
Base	0.8	0.0
Up 200 bps	0.9	0.7

As of December 31, 2024, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $91 million, and our market value of equity to book value of equity ratio was 101%, compared to $390 million and 105% at December 31, 2023. The decline in the market value of equity to book value of equity was largely a result of fixed income instruments approaching par value, mortgage spread widening, and consolidated obligation spread tightening in the markets. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management uses as guidance the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” and other authoritative guidance on governance and internal control. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on these factors, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of December 31, 2024, and as a result, we did not accrue a liability. For additional information, see Note 10 - Consolidated Obligations and Note 16 - Commitments and Contingencies to the financial statements.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
2024 Director Election

Voting rights and process with regard to the election of member and independent directors are set forth in the FHLB Act and FHFA regulations. For the election of both member directors and independent directors, each eligible member institution is entitled to cast one vote for each share of capital stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of capital stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2024 was the election of certain member and independent directors, which occurred in the fourth quarter of 2024 as described above. We conducted this election to fill three open member directorships and two open independent directorships for 2025 as designated by the FHFA. In 2024, the nomination and election of directors was conducted electronically. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in a Form 8-K filed on October 16, 2024, as amended by a Form 8-K/A filed on December 17, 2024.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 28, 2025.

Name	Age	Director Since	Expiration of Term as of December 31,

Joseph Fazio III, Chairperson [b]	63	2017	2028
Michelle L. Gross, Vice Chairperson [a]	54	2015	2028
Dean A. Ahlers [a]	58	2025	2028
Kathleen Burns [d]	59	2024	2027
Mark J. Eppli [d]	63	2012	2025
James H. Hegenbarth [b]	61	2018	2025
Betsy A. Johnson [a]	62	2023	2026
Phyllis Lockett [d]	59	2015	2027
David J. Loundy [a]	56	2020	2027
Kevin L. Newell [c]	40	2023	2026
Michael G. O'Rourke [a]	56	2023	2026
John W. Pietrowicz [d]	60	2025	2028
Lois A. Scott [d]	64	2017	2027
Ty R. Taylor [b]	57	2019	2026
Kenneth D. Thompson [b]	64	2024	2027
Daniel G. Watts [a]	65	2018	2025
Maria E. Wynne [d]	67	2022	2025
Andrea L. Zopp [c]	68	2021	2028
a    Illinois member director.
b    Wisconsin member director.
c    Public interest independent director.
d    Independent director.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Dean A. Ahlers has served as President, CEO and member of the Board of Directors of Sterling Federal Bank in Sterling, Illinois since 2013. From 2007 to 2013, Mr. Ahlers served as Sterling Federal Bank’s Vice President of Operations. Prior to joining his current institution, Mr. Ahlers already had 17 years of experience in the financial services industry, earning several certifications of distinction including the CFP (Certified Financial Planner), ChFC (Chartered Financial Consultant), CLU (Chartered Life Underwriter), and CSA (Certified Senior Advisor). Mr. Ahlers is actively involved in community service organizations, including serving as Vice Chairperson of the Board of Directors for Sinnissippi Centers, Inc. (a nonprofit community based behavioral healthcare center) and serving as mentor for the WACC CEO program (a local entrepreneurial educational program for high school juniors and seniors). He was the past President of the Board of Directors for Home of Hope Cancer Wellness Center and the past President of Twin Cities Sunrise Rotary. Mr. Ahlers graduated with honors from the Graduate School of Banking at the University of Wisconsin-Madison and earned his undergraduate degree in Finance from Iowa State University.

Mr. Ahlers serves on the following Board committees of the Bank: Affordable Housing and Audit.

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

Ms. Burns serves on the following Board committees of the Bank: Operations & Technology and Risk Management (Vice Chairperson).

Mark J. Eppli is a faculty member at the Wisconsin School of Business Graaskamp Center for Real Estate at the University of Wisconsin - Madison, a position he's held since August 2024. Prior to being a full-time faculty member, he was Director of the Graaskamp Center for Real Estate from 2018-2024. Dr. Eppli was previously Robert B. Bell, Sr. Chair in Real Estate at Marquette University in Milwaukee, Wisconsin from 2002 to 2018, and served as the Director of the Center for Real Estate from 2009 to 2018. He also served as Interim Keyes Dean of Business at Marquette University from 2012 to 2015. Dr. Eppli was also Assistant, Associate, and Full Professor of Finance and Real Estate in the School of Business and Public Management at The George Washington University from 1991 to 2002. He was an active instructor and author for the Urban Land Institute from 1992 to 2012. Dr. Eppli was also a Lecturer and Teaching Assistant at the University of Wisconsin-Madison from 1987 to 1991. Prior to obtaining his doctorate, Dr. Eppli pursued a career in commercial real estate, serving as Manager of Research and Investment Analysis with PM Realty Advisors from 1985 to 1986 and a Specialist in Real Estate Acquisitions at GE Capital Corporation from 1984 to 1985. Dr. Eppli is past recipient of the Greater Milwaukee Foundation's "Frank Kirkpatrick Award", the Greater Washington Urban League's “Volunteer of the Year,” the Urban Land Institute's “Star Performer”, and LISC-Milwaukee's “Navigator” awards for his efforts to attract minorities to the commercial real estate industry. He is a board member and past president of the Real Estate Research Institute and Distinguished Fellow at NAIOP, the Commercial Real Estate Development Association. The Board nominated Dr. Eppli to serve as an independent director based on his knowledge of and experience in financial management and risk management practices, as indicated by his background.

Dr. Eppli serves on the following Board committees of the Bank: Affordable Housing (Vice Chairperson), Executive & Governance (Alternate), and Risk Management.

Joseph Fazio III is currently a Chairman of the Board of Directors for Bristol Morgan Bank in Oakfield, Wisconsin and Oakfield Bancorp, Inc., positions he's held since April 2023. He joined these institutions in October 2022 as a board member. Mr. Fazio was the co-founder, Chairman of the Board of Directors, and CEO of Commerce State Bank from 2005 to October 2022, when it was acquired by Summit Credit Union. Prior to founding Commerce State Bank, Mr. Fazio led a privately-held marketing company from 2002 to 2004, was Director of Corporate Marketing for Metavante (now FIS) from 1998 to 2002, led Personal Trust Administration for M&I Trust Company (now BMO) from 1995 to 1998, and held several management positions with IBM from 1983 to 1995. Mr. Fazio is a 1983 graduate of St. Norbert College, and in 1988 earned his master's degree from Edgewood College. He served as a member of the board of directors of the Wisconsin Bankers Association from 2013 to 2016. Mr. Fazio has served as an elected official for the City of Cedarburg and has held several city board appointments. He is the past President of the Greater Cedarburg Community Foundation and chaired the 2018 Washington County United Way Campaign. He has served on the board of non-profits such as St. Francis Borgia School, Walker's Point Youth and Family Center, and the Cedarburg Athletic Booster Club. Mr. Fazio is the Founder and Past President of the Wisconsin Chapter of the Private Directors Association, and a member of the National Association of Corporate Directors and is an NACD Board Leadership Fellow. Mr. Fazio is the author of the book, "This Might be a Dumb Question, but How Does Money Work?"

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

Michelle L. Gross has served as Executive Vice President/Chief Operating Officer, Information Systems Officer, and Director of the State Bank of Bement in Bement, Illinois since 2012 in addition to being Community Bank President of the State Bank of Bement – Monticello facility. She has worked at the State Bank of Bement since 1996 in roles with increasing responsibilities, including as Vice President & Information Systems Officer from 2008 to 2012. Ms. Gross currently serves as a director of Bement Bancshares, Inc. in Bement, Illinois. She is a former director at the State Bank of Cerro Gordo in Cerro Gordo, Illinois and The First National Bank of Ivesdale in Ivesdale, Illinois. Ms. Gross is active in a variety of community service organizations and with the Illinois Bankers Association. Through the Illinois Bankers Association, Ms. Gross has served on a number of committees and is a past chairperson. Ms. Gross is also active in the Community Bankers Association of Illinois. She serves on the Board of Directors of Kirby Medical Center and is a member of its Executive Committee as well as serving as Treasurer. She also serves on the board of the Heart of Illinois Community Foundation and is Chairman of the Bement Foundation. Ms. Gross is a graduate of the Graduate School of Banking in Madison, Wisconsin, and earned a Bachelor of Science from Western Illinois University.

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

Betsy A. Johnson has served as the President and CEO of Solutions Bank in Forreston, Illinois (formerly known as Forreston State Bank) since 2020, and has been with the bank since 1996, serving in various capacities including Chief Operating Officer and Executive Vice President. Ms. Johnson has also served as a member of the Board of Directors of Solutions Bank and its holding company since 2010. Ms. Johnson’s involvement with the Illinois Bankers Association (IBA) includes serving on numerous committees, including as a member of the Board of Directors in 2017, a member of the Executive Committee in 2019 and as Chairman in 2021-2022. Ms. Johnson also served on the Federal Deposit Insurance Corporation Community Banker Advisory Committee 2020-2022. Ms. Johnson is a 2003 graduate of the Graduate School of Banking at the University of Wisconsin-Madison, and has served on the school’s Banker Advisory Board since 2017 and the 2022-2024 Chairperson.

Ms. Johnson serves on the following Board committees of the Bank: Human Resources & Compensation and Operations & Technology (Vice Chairperson).

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Phyllis Lockett is the CEO of LEAP-X, a consultancy that advises on education innovation. From 2014 through 2024, Ms. Lockett served as the founding CEO of LEAP Innovations, a national non-profit organization that works with educators and technology companies from across the nation to research, pilot and scale new instructional designs and technology solutions that advance student learning. Prior to her role at LEAP, Ms. Lockett served as President and CEO of New Schools for Chicago, a venture philanthropy organization that invested in the start-up of new public schools, since 2005. Ms. Lockett served from 1999 to 2005 as Executive Director of the Civic Consulting Alliance, a pro-bono consulting firm sponsored by the Civic Committee of the Commercial Club of Chicago that leads strategic planning initiatives, process improvement and program development projects for government agencies. She has played an instrumental role in some of the largest initiatives for the City of Chicago, Chicago Public Schools, and Chicago Housing Authority, including the reorganization of the management structure, resident relocation, capital construction, asset management, and economic development strategies to support the Chicago Housing Authority’s $1.5 billion Plan for Transformation. Currently, Ms. Lockett serves as a director of the CME Group and is an advisor to GSV Ventures. She has served on the boards for a number of civic and non-profit boards, including The Economic Club of Chicago, The Chicago Network, Adler Planetarium, SAGA Education, ISTE+ASCD, and Civic Consulting Alliance. Ms. Lockett earned a Master of Management from the Kellogg Graduate School of Management at Northwestern University and a Bachelor of Science in Industrial Engineering from Purdue University. The Board nominated Ms. Lockett to serve as an independent director based on her knowledge of and experience in organizational management, financial management and project development, as indicated by her background.

Ms. Lockett serves on the following Board committees of the Bank: Executive & Governance, Human Resources & Compensation, and Operations & Technology (Chairperson).

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

Mr. Loundy serves on the following Board committees of the Bank: Executive & Governance, Operations & Technology, and Risk Management (Chairperson).

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

Mr. O'Rourke serves on the following Board committees of the Bank: Human Resources & Compensation and Operations & Technology.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

John W. Pietrowicz had a 20-year career at CME Group where he served as Chief Financial Officer from 2014 until his retirement in April 2023. Prior to joining CME Group, Mr. Pietrowicz held financial leadership positions for Ameritech, after beginning his career as an auditor for Arthur Andersen. Mr. Pietrowicz previously served as a director on the boards of the World Federation of Exchanges, Bolsa Mexicana de Valores, and S&P Dow Jones Indices. He also served as a member of the Financial Accounting Standards Advisory Committee. Mr. Pietrowicz currently is an independent board director of Marex, a global financial services firm. Mr. Pietrowicz holds a Bachelor of Business Administration in Accountancy from the University of Notre Dame and a Master of Business Administration in Finance from Loyola University Chicago. He is also a Certified Public Accountant. The Board nominated Mr. Pietrowicz to serve as an independent director based on his knowledge of and experience in accounting and financial management practices, as indicated by his background.

Mr. Pietrowicz serves on the following Board committees of the Bank: Audit and Risk Management.

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

Kenneth "Ken" D. Thompson is the former President/CEO of Capitol Bank (2003 – 2024), and currently serves as Executive Chairman of its Board of Directors. Mr. Thompson has been in the Madison, Wisconsin banking industry for over 35 years, including 10 years at M&I Bank, before helping to start and grow Capitol Bank. Mr. Thompson served as a Director and past Chair of the Wisconsin Bankers' Association (2016-2022) and director of the Realtors Association of South -Central Wisconsin (2003-04). He has also served on the boards of a variety of local non -profits including Agrace HospiceCare, Inc. (since 2010, presently Chairperson), American Family Children's Hospital, Catholic Charities and the Breakfast Optimist Club of Madison. He currently serves on the boards for Hy Cite Enterprises and Extreme Engineering Solutions, Inc. Mr. Thompson was recognized as the Wisconsin Bankers Association (WBA) Banker of the Year for 2024. Mr. Thompson holds a Bachelor of Business Administration degree from UW-Stevens Point (1983) and earned his EMBA from UW-Madison (1997). He also completed the Graduate School of Banking in Madison (2004) and is a graduate of Leadership Greater Madison (1996).

Mr. Thompson serves on the following Board committees of the Bank: Affordable Housing, Audit (Vice Chairperson), and Executive & Governance (Alternate).

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

Mr. Watts serves on the following Board committees of the Bank: Affordable Housing (Chairperson), Audit, and Executive & Governance.

Maria E. Wynne currently serves as a board member of the National Association of Corporate Directors’ Chicago chapter. Most recently, from 2014 to 2023, Ms. Wynne was CEO of Leadership Greater Chicago, a civic leadership development organization. From 2008 to 2013, Ms. Wynne served as CEO for Girl Scouts of Greater Chicago and Northwest Indiana. She has also served as a former technology and marketing executive at Microsoft (2003-2008) and Xerox (1998-2003). She has served as president of Goodman Theatre's board of trustees (2020-2023) and as board treasurer for P33 (2020- present). She is also a multi-year member of The Economic Club of Chicago, The Chicago Network, and The Chicago Club. Ms. Wynne is the recipient of the Latino Leaders Magazine's 2022 Maestro of Entrepreneurship Award and has been honored by Crain's Chicago Business multiple times, including as one of their 2019 Notable Women Executives of Color and in 2019's Who's Who in Chicago Business. She was also selected by Chicago United to join their 2023 Business Leaders of Color cohort and co-chaired Mayor Lightfoot's transition committee. She earned her MBA from Northern Illinois University and her bachelor's degree from North Central College and has continued her executive education at Harvard Business School, Northwestern's Kellogg School of Management, and the Center for Creative Leadership.The Board nominated Ms. Wynne to serve as an independent director based on her knowledge of and experience in financial management, organizational management and project development, as indicated by her background.

Ms. Wynne serves on the following Board committees of the Bank: Human Resources & Compensation and Operations & Technology

Andrea L. Zopp currently serves as Managing Partner at Cleveland Avenue in Chicago, Illinois, a position she’s held since 2021. At Cleveland Avenue, Ms. Zopp leads the organization’s work investing in and supporting minority and women entrepreneurs and their companies. Ms. Zopp also currently serves as a director of Relativity, a global e-discovery and data management software company and as a director of Intelligent Growth Solutions, a Scotland based manufacturer of vertical farms and related technology and as a director of Cion Grosvenor Infrastructure Fund. Ms. Zopp previously served as a director of Empowerment and Inclusion Capital Corp (NYSE: EPWR), a special purpose acquisition company from 2021 to 2022. From 2017 to 2020, Ms. Zopp was Chief Executive Officer and President of World Business Chicago, where she led an economic development organization focused on business recruitment, expansion and support and job creation. From 2016-2017, Ms. Zopp served as Deputy Mayor, Neighborhood Development and Community Engagement for the City of Chicago and from 2010-2015, she served as President and CEO of the Chicago Urban League, a 100-year-old non-profit that works for economic, educational and social progress for African Americans. Ms. Zopp holds a BA in History of Science from Harvard College and a J.D. from Harvard Law School, and she served on the Harvard Alumni Association Board and the Board of the Chicago Chapter of the Harvard Alumni Association. The Board nominated Ms. Zopp to serve as a public interest independent director based on her experience in representing community interests in credit needs and housing, as indicated by her background.

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

Audit Committee Report

March 10, 2025

The Audit Committee is composed of seven non-executive directors, two of whom are non-member directors, and operates under a written charter adopted by the Board of Directors that was last amended on June 4, 2024. Our Board of Directors determined that all Audit Committee members (Directors Scott, Ahlers, Gross, Pietrowicz, Fazio, Thompson, and Watts) are “Audit Committee financial experts” for purposes of SEC requirements. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2024 and currently, is not independent as they are officers or directors of member institutions which do business with the Bank, with the exception of Directors Scott and Pietrowicz, who do not serve as officers or directors of a Bank member. Under Federal Housing Finance Agency (FHFA) regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Director Independence on page 117.

In accordance with its written charter adopted by the Board of Directors, the Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the Bank's accounting, reporting and financial practices, including the integrity of its financial statements, among other areas. The Audit Committee is directly responsible for the appointment and oversight of our independent auditors, PricewaterhouseCoopers LLP (PwC), including review of their qualifications, independence and performance. Among other duties, the Audit Committee also oversees:

•the integrity of the Bank’s financial statements, the Bank’s accounting and financial reporting processes and systems;
•internal control over the Bank’s financial reporting and safeguarding the Bank’s assets;
•internal controls and reporting processes of the Bank’s community activities and other regulatory reporting;
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
•the appropriateness of PwC’s fees, on both an absolute basis and as compared to its peer firms; and
•the breadth of experience of PwC’s leadership and staff assigned to the engagement.

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

Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the appointment of PwC as the Bank's independent registered public accounting firm for 2025.

The Audit Committee annually reviews its written charter and practices and has determined that its charter and practices are consistent with the applicable FHFA regulations and the provisions of the Sarbanes-Oxley Act of 2002.

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

The Audit Committee has established procedures for the receipt, retention and treatment, on a confidential basis, of complaints we receive. The Bank encourages employees and third-party individuals and organizations to report concerns about the Bank’s accounting controls, auditing matters or anything else that appears to involve financial or other wrongdoing.

Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PwC, is responsible for performing an independent audit of the Bank's financial statements and of the effectiveness of internal control over financial reporting in accordance with the standards of the PCAOB and, with respect to the financial statements, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 12 times during 2024, and has regular executive sessions with key executives as well as internal and independent auditors.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

In this context, prior to their issuance, the Audit Committee reviewed and discussed the quarterly and annual earnings releases, financial statements (including the presentation of non-GAAP financial information) and disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including significant accounting policies and judgments) with management, the Bank’s internal auditors and PwC. The Audit Committee also reviewed the Bank’s policies and practices with respect to financial risk assessment, as well as its processes and practices with respect to enterprise risk assessment and management. The Audit Committee discussed with PwC matters required to be discussed by the applicable requirements of the PCAOB and the SEC. The Audit Committee has also received the written disclosures and the letter from PwC required by the applicable requirements of the PCAOB regarding PwC’s communications with the Audit Committee concerning independence, and has discussed with PwC its independence [Item 407(d)(3) of Reg. S-X]. The Audit Committee met with PwC and with the Bank’s internal auditors, in each case, with and without other members of management present, to discuss the results of their respective examinations, the evaluations of the Bank’s internal controls and the overall quality and integrity of the Bank’s financial reporting. Management represented to the Audit Committee that the Bank's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Based on the reviews and discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2024, for filing with the Securities and Exchange Commission.

As of the date of filing for this Annual Report on Form 10-K, the members of the Audit Committee are:

Lois A. Scott, Chairperson
Kenneth D. Thompson, Vice Chairperson
Dean A. Ahlers
Michelle L. Gross
John W. Pietrowicz
Daniel G. Watts
Joseph Fazio III (ex officio)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of February 28, 2025:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Michael A. Ericson	53	President and Chief Executive Officer	2005
Christian Claffy	47	Executive Vice President, Group Head, Bank Operations	2010
Kim Cullotta	55	Executive Vice President, Group Head, People, Culture, and Communications	2011
Virxhini Gjonzeneli	43	Executive Vice President and Chief Financial Officer	2003
Thomas H.W. Harper [a]	59	Executive Vice President, General Auditor	2005
Carolyn Jaw	42	Executive Vice President, Group Head, Sales, Strategy, and Solutions	2004
Michelle Jonson	51	Executive Vice President and Chief Risk and Compliance Officer	2000
Samuel J. Nicita	64	Executive Vice President and Chief Information Officer	2008
Patrick Sullivan	40	Executive Vice President, Group Head, Mortgage Partnership Finance Program	2024
Cedric D. Thurman	60	Executive Vice President, Group Head, Community Investments and OMWI Office	2018
Laura M. Turnquest	60	Executive Vice President, General Counsel and Corporate Secretary	2004
a    Although Mr. Harper is a non-voting member of the Bank's Executive Team, he is not considered an "executive officer" as defined in Rule 3b-7 of the Securities Exchange Act of 1934 because he is not in charge of a principal business unit, division or function, nor does he perform a similar policy making function.

Michael A. Ericson became President and Chief Executive Officer of the Bank on January 1, 2021. Prior to that, Mr. Ericson held the following positions at the Bank: Executive Vice President and Chief Operating Officer during 2020, Executive Vice President and Group Head, Members and Markets from 2014 to 2020, Executive Vice President and Chief Risk Officer from December 2008 to 2014, Senior Vice President and Chief Risk Officer from July 2008 to December 2008, and Senior Vice President of Accounting Policy and SEC Reporting from January 2005 to July 2008. Prior to joining the Bank, Mr. Ericson was Vice President, Accounting Policy at Bank One before the merger with JPMorgan Chase and became Global Treasury Controller at JPMorgan Chase subsequent to the merger from 2003 to 2004. Mr. Ericson was Senior Manager with PricewaterhouseCoopers LLP in the Financial Services Group from 1994 to 2003. Mr. Ericson currently serves on the Board of Directors of the Pentegra Defined Benefit Plan for Financial Institutions and the FHLBs’ Office of Finance.

Christian Claffy became Executive Vice President and Group Head, Member Support and Strategy (now Bank Operations) on January 1, 2023. Prior to that, Mr. Claffy was Senior Vice President, Process Optimization from 2021 to 2022, leading the Bank’s Process Optimization team, which includes aspects of project management, risk, compliance and security, in addition to driving operational excellence efforts throughout the Bank. From 2016 to 2020, Mr. Claffy was Senior Vice President, Member Product Support where he had oversight of Member, Collateral, and Investment Operations. Prior to joining the Bank in 2010, Mr. Claffy worked in multiple positions within the banking and mortgage industries. Mr. Claffy received his MBA from the University of Notre Dame and a dual undergraduate degree in Economics and Math from Illinois State University.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Virxhini Gjonzeneli became Chief Financial Officer and Group Head, Financial Accounting and Markets on January 1, 2023. She became an Executive Vice President of the Bank in January 2021, and was Group Head of Member Support and Strategy from 2017 to 2022. Prior to that, Ms. Gjonzeneli was Senior Vice President, Director of Enterprise Risk Management starting in 2015. Ms. Gjonzeneli joined the Bank in 2003, and from 2007 to 2015 held positions of increasing levels of responsibilities. Ms. Gjonzeneli received her MBA from the University of Chicago Booth School of Business and her undergraduate degree from Northwestern University. She received her CFA charter designation in 2008. Ms. Gjonzeneli serves on the Board of Legal Aid Chicago and Chicago Common Ground.

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

Carolyn Jaw joined the Bank’s Executive Team in January 2020, and became Senior Vice President and Group Head, Sales, Strategy, and Solutions. She became Executive Vice President in January 2021. From 2015 to 2019, Ms. Jaw was Senior Vice President and Managing Director, Institutional Sales, and most recently had responsibility over institutional sales, marketing, and events. Ms. Jaw has worked in various groups at the Bank since 2004, including the sales, capital markets, and mortgage groups. Previously, Ms. Jaw worked at Hillenbrand Capital Partners, a structured products investment fund, where she focused on pricing, funding, and hedging the residential and commercial mortgage loan and securities portfolios. Ms. Jaw serves on the board of The People’s Music School (the largest completely free music school serving Chicago metropolitan area children) and Chicagoland Habitat for Humanity (a support organization for the six Habitat for Humanity affiliates in the Chicagoland area), and is a Northwestern University Affinity Leaders and Learners (ALL) Mentor. Ms. Jaw holds a Bachelor of Arts degree in Economics and International Studies from Northwestern University and a Master of Business Administration degree with concentrations in Finance, Economics, Accounting, and Entrepreneurship from the University of Chicago, Booth School of Business. She is a graduate of the Harvard Business School Executive Education General Management Program and is part of the 2025 Class of the Leadership Greater Chicago Signature Fellows.

Michelle Jonson became Executive Vice President, Chief Risk Officer of the Bank in July 2014, adding responsibility for Compliance in July 2024. Prior to that, she was Senior Vice President and Co-Head of the Members and Markets Group since May 2014. Previously, Ms. Jonson served as Managing Director of the sales, member support, and member marketing relations functions since 2011. In 2000, Ms. Jonson joined the Bank and has managed responsibilities around pricing, funding, and hedging of advances and MPF, and developing operational risk strategies for the Members and Markets Group. Prior to joining the Bank, Ms. Jonson worked as an Investment Analyst for Aon Advisors. She received her CFA charter designation in 2008.

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

Cedric D. Thurman currently serves as Executive Vice President and Group Head, Community Investments and OMWI (Office of Minority and Women Inclusion) Office, and he has served in similar roles since joining the Bank in September 2018. In his role leading Community Investments, Mr. Thurman is responsible for oversight of the Bank’s products, programs and awards to support its member institutions’ affordable housing and community lending initiatives. In his role leading the Bank’s OMWI Office, Mr. Thurman is responsible for shaping the Bank’s culture to provide opportunities for all employees and help the Bank be a catalyst for change for its member institutions and the communities they serve. From 2014 to 2017, Mr. Thurman served as U.S. Head of Inclusion at BMO Harris Bank. In this role, Mr. Thurman was responsible for the diversity and inclusion strategy for the U.S. while overseeing BMO’s Enterprise Resource Groups in the U.S. and Canada, as well as compliance related activities. Mr. Thurman began his career at BMO Harris, spending nearly 10 years in a variety of roles from International Trade Finance, Community Development Lending, and Branch Management and Development from 1987 to1996. Prior to re-joining BMO Harris, Mr. Thurman spent 14 years at JLL in office and retail brokerage capacities, as well as leading HR strategy for the Americas region. He also served as JLL’s first Chief Diversity Officer. Mr. Thurman is very active in Chicago’s civic community. He currently serves on the Governing Board of UCAN; Central Division Board member for Junior Achievement of Chicago; University of Illinois Gies College of Business Dean’s Business Council; Board of Directors, University of Illinois Alumni Association; member of the President’s Council for the Museum of Science and Industry; and Commissioner, Illinois Attorney Registration and

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Disciplinary Commission of the Supreme Court of Illinois. Mr. Thurman holds an MBA in Management Strategy and Marketing from the Kellogg School of Management of Northwestern University and a BS in Finance from the University of Illinois, Urbana-Champaign.

Patrick Sullivan became Executive Vice President and Group Head, Mortgage Partnership Finance Program (MPF) on August 26, 2024. From 2021 to August 2024, he was Senior Vice President and Chief Financial Officer of Wintrust Mortgage, where he oversaw financial planning and analysis, accounting, balance sheet management, and strategic analytics for the bank mortgage originator and servicer. During 2023, Mr. Sullivan’s role at Wintrust Financial Corporation expanded to include leadership responsibilities for the Divisional CFO organizations supporting Wintrust’s other non-bank entities. He previously worked at the Bank from 2014 to 2021, holding several positions across the MPF Program and Financial Accounting and Markets (FAM) groups, with a primary focus on risk management and analytics. Prior to that, Mr. Sullivan held positions with Fannie Mae in Single-Family financial planning and analysis and credit risk management, and at Navigant Consulting, conducting forensic investigations into complex financial and accounting disputes or improprieties. He studied Finance and International Business at Georgetown University’s McDonough School of Business.

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

Insider Trading Policy

The Bank is cooperatively owned. Our member institutions (and, in limited circumstances, our former member institutions) own our capital stock. No individuals (including our directors, officers and employees) may own our capital stock.

Our capital stock can only be acquired, redeemed or repurchased at a par value of $100 per share. Our capital stock is not publicly traded, and no market mechanism exists for the disposition of our capital stock outside our cooperative structure. Members must purchase and maintain capital stock in our Bank as a condition of membership and may be required to purchase additional stock in order to transact advances, MPF and/or letter of credit activity with us. Transactions in our capital stock are governed by applicable regulatory requirements and the Bank’s Capital Plan (for more information on the Bank’s capital plan see Capital Resources, starting on page 56. In addition to the Bank’s cooperative structure, the Bank’s primary source of funding is the issuance of debt securities (or consolidated obligations) issued to the public through the Office of Finance using authorized securities dealers.

Taking into account our cooperative and debt issuance structure, the Bank has adopted a Policy Statement on the Use of Material Nonpublic Information aimed at promoting compliance with insider trading laws, rules, and regulations applicable to the Bank. This policy is filed as Exhibit 19 to this Form 10-K.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2024 named executive officers (NEOs). For 2024, our NEOs include: Michael A. Ericson, President and CEO; Virxhini Gjonzeneli, Executive Vice President & Chief Financial Officer; Michelle Jonson, Executive Vice President & Chief Risk and Compliance Officer; Laura M. Turnquest, Executive Vice President, General Counsel & Corporate Secretary; and Samuel J. Nicita, Executive Vice President & Chief Information Officer. Our NEOs for 2024 also include a former executive officer who served during 2024: John Stocchetti, who was our Executive Vice President & Group Head, Mortgage Partnership Finance Program until August 2024. After he stepped down from his executive officer position, Mr. Stocchetti retired from the Bank on December 31, 2024. Additionally, in February 2025, Mr. Nicita notified the Bank that he intends to retire from the Bank, although he has not yet determined an official date for his retirement. Mr. Nicita, who has been with the Bank since 2008, wants to ensure a smooth transition and will continue to serve in his current role until a successor is appointed.

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

Our current compensation program is comprised of base salary, short-term incentive compensation, long-term incentive compensation, retirement, severance, and other benefits which reflect total compensation that is consistent with individual performance, business results, job responsibility levels and the competitive market. Because we are a cooperative and our capital stock may only be held by members and former members, and can only be issued, transferred, redeemed and repurchased at par value of $100 per share, we are unable to provide compensation to executives in the form of stock or other equity-based compensation, which is typical in the financial services industry.

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

The FHFA has also issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive's incentive-based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the FHLB's Board of Directors should promote accountability and transparency in the process of setting compensation. In 2020 and 2023, the FHFA provided the FHLBs further guidance to supplement these principles and to clarify its expectations regarding certain statutory and regulatory provisions relevant to executive compensation. Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the right to prohibit or limit golden parachute payments under certain conditions as described in Severance Arrangements on page 103. For a discussion of risks relating to regulatory limitations on executive compensation, see Risk Factors starting on page 18.

The HR&C Committee has established a risk review framework in connection with its review and approval of incentive compensation plan requirements and goals, risks, and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to the Risk Management Committee of the Board of Directors evaluating certain risk principles against the requirements and goals, risks, and payouts associated with our short-term, deferred and long-term incentive compensation plans, and evaluating whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Bank. The HR&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for 2024 and 2025 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the HR&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the HR&C Committee reviews comparable market compensation information.

We engaged McLagan, part of Aon plc, a compensation consultant, to conduct the November 2023 Executive Compensation Benchmarking survey, a broad-based compensation survey that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards, and total compensation. The survey compared our executive officer compensation against three peer groups: (1) other FHLBs (principal peer group), (2) banks with $10 to $20 million in assets (primary commercial peer group), and (3) banks with $20 to $65 billion in assets (used as a market reference). McLagan reviewed the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviewed the surveys with our HR&C Committee.

The information obtained from the 2023 McLagan Executive Compensation Benchmarking survey (the Compensation Survey) was considered by the Board of Directors, the HR&C Committee, and our President and CEO, as appropriate, when making compensation decisions for 2024.

Elements of Our Compensation Program

On an annual basis, the HR&C Committee reviews the components of our NEO compensation: salary, short- and long-term/deferred incentive compensation, matching bank contributions, severance benefits, and projected payments under our retirement plans.

Base salary is included in our NEO compensation package because the HR&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. During 2024, none of our executives received perquisites in excess of $10,000 in annual value, except our President and CEO (as further described in the Summary Compensation Table).

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

Mr. Ericson's employment agreement in effect during 2024 provided for a four-year employment term starting January 1, 2021 and ending December 31, 2024 (the Employment Agreement). The Employment Agreement provided for automatic one-year extensions until such date as the Board of Directors or Mr. Ericson elects not to renew the agreement. The Bank entered into a new employment agreement with Mr. Ericson effective January 1, 2025, as reported on a Form 8-K filed on February 19, 2025. The new employment agreement contains substantially similar terms to the Employment Agreement in effect during 2024.

The HR&C Committee reviews Mr. Ericson's performance annually and following its review for the 2023 calendar year, the HR&C Committee recommended that the Board increase Mr. Ericson's base salary from $975,000 to $1,020,000, effective January 1, 2024, after considering his performance and accomplishments during 2023 and the overall competitive market data from the Compensation Survey which brings Mr. Ericson's base salary to just below the 50th percentile of the base salaries paid to other FHLB presidents.

The Employment Agreement allowed Mr. Ericson to participate in the Bank’s President and Executive Team Incentive Compensation Plan (as amended to date, the Incentive Plan). In addition, Mr. Ericson is entitled to participate in our health insurance, life insurance, retirement, and other benefit plans that are generally applicable to our other senior executives. Under the Employment Agreement, Mr. Ericson is responsible for the payment of all federal, state and local income and other taxes that may be due with respect to any payments made to him pursuant to the Employment Agreement, although if any provision of the Employment Agreement would cause Mr. Ericson to incur any additional tax or interest under Section 409A of the Code, then the Bank may reform such provision provided that it maintains (to the maximum extent practicable), the original intent of the applicable provision.

For a description of Mr. Ericson’s post-termination compensation payable under the Employment Agreement, see Severance Arrangements on page 103.

Base Salary

Base salary is a key component of our compensation program. In making base salary determinations, the HR&C Committee and, with respect to making compensation recommendations for the other executive officers, the President and CEO, review competitive market data from the Compensation Survey and consider factors such as prior related work experience, individual job performance, and the position's scope of duties and responsibilities within our organizational structure and hierarchy.

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the HR&C Committee; it set Mr. Ericson’s base salary at $1,020,000 for 2024 as described above.

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the HR&C Committee. In setting base salaries for 2024, Mr. Ericson and the HR&C Committee generally considered competitive market data from the Compensation Survey and individual performance, including the attainment of personal goals. The HR&C Committee and Mr. Ericson determined that the compensation guideline for base salaries for NEOs (other than the President and CEO) should generally target the 75th percentile of the base salaries paid to senior executives serving in similar positions at the other FHLBs. Due to the complex nature and operations and geographic market of the Bank relative to the other FHLBs and the importance of retaining key members of the executive management team, and the tenure of our NEOs, salaries for certain NEOs may be targeted above the 75th percentile.

Ms. Gjonzeneli received a 4.60% increase in base salary for 2024 from $435,000 to $455,000, which brings her base salary slightly below the 25th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs. The higher salary percentage increase for Ms. Gjonzeneli reflects an effort to try to better align her base salary with the other Chief Financial Officers in the FHLB System. Ms. Jonson received a 3.94% increase in base salary for 2024 from $482,800 to $501,800, which maintains her base salary above the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects her individual performance, tenure, and experience. Ms. Turnquest received a 3.00% increase in base salary for 2024 from $476,700 to $491,000 which maintains her base salary above the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects her individual performance, tenure, and experience. Mr. Nicita received a 4.01% increase in base salary for 2024 from $461,000 to $479,500, which maintains his base salary above the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects his individual performance, tenure, and experience. Mr. Stocchetti’s base salary for 2024 remained unchanged at $691,000, which maintains his base salary above the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects the increased complexities of his job compared to those serving in similar positions at

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

the other FHLBs. As previously stated, Mr. Stocchetti retired from the Bank, effective December 31, 2024. The new base salaries for these NEOs became effective February 1, 2024.

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

The Incentive Plan establishes two performance periods. Incentive Plan participants may earn an annual award following a one-year performance period (an Annual Award) and may receive a deferred award following a three-year deferral period (a Deferred Award). For each performance period, the Board will present an opportunity to Incentive Plan participants to earn a total award (an Incentive Award), which is composed of the Annual Award and the Deferred Award, equal to a percentage of each Incentive Plan participant’s annual base salary at the end of the performance period for the Annual Award. After the end of a performance period, the Board will determine the total Incentive Award of the President and CEO, and the HR&C Committee will determine the total Incentive Award of each other Incentive Plan participant, based on the achievement of the Performance Requirements at a "minimum", "target", or "maximum" level. As approved by the Board (for the President and CEO) and HR&C Committee (for the other NEOs) for the 2024 - 2027 performance period, the Incentive Award may range from 40% to 80% of base salary for NEOs other than the President and CEO and from 60% to 100% of base salary for the President and CEO. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results. The Annual Award will be equal to 50% of the Incentive Award and the Deferred Award will be equal to 50% of the Incentive Award (subject to adjustment based upon achievement of certain Performance Requirements) and will be deferred during the three-year deferral period. The HR&C Committee (or the Board in the case of the President and CEO) may, to the extent it deems appropriate in its sole discretion make awards or adjust awards, including making no awards, to reflect: (1) any extraordinary event, (2) individual performance that is not captured in the Performance Requirements, or (3) other significant changes which may have occurred during the performance period which alter the basis upon which the Performance Requirements were determined, or otherwise.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The Performance Requirements for the 2024 Annual Awards and applicable weighting for each requirement are as follows:

	Performance Requirements	Weighting for NEOs other than CRO	Weighting for Chief Risk Officer (CRO)
A	Adjusted annual GAAP net income as compared to the Bank’s operating plan at 12/31/2024. Adjusted net income means annual GAAP net income adjusted by (1) subtracting the product of (a) difference of the monthly average three-month SOFR from the Bank’s plan average and (b) the average plan total capital (2) unusual events or significant uses of current income for members outside of the plan.	10.00%	7.50%
B	As of 12/31/2024, the year to date average advances outstanding to all members (including housing associates and excluding former members with advances still outstanding).	10.00%	7.50%
C	As of 12/31/2024, the year to date average advances outstanding to all members and housing associates with total assets under the Community Financial Institution (CFI) asset threshold.	5.00%	5.00%
D	The percentage increase of mortgage loans acquired from the Bank's members through the MPF Traditional and MPF Government MBS programs in 2024 that qualify for housing goals relative to 2023. Housing goal loans are defined as MPF Traditional loans and MPF Government MBS loans either (1) located in low income areas, or (2) to low income or very low income borrowers.	10.00%	10.00%
E	The percentage of members and associate members who engaged with at least one of the Bank's community impact product offerings, including Downpayment Plus, Affordable Housing Program, Community Advances/letters of credit, and other products.	10.00%	10.00%
F	The percentage increase of households/housing units and organizations that were supported by funds awarded through the Bank's community impact products relative to 2023.	10.00%	10.00%
G	Total Bank core operating expenses capping actual incentive at target vs. plan level. Core operating expenses are the Bank's operating expenses reduced by amortization/depreciation and do not include Community Investment voluntary programs.	10.00%	10.00%
H	Completion in 2024 of deliverables for Bank’s operations and technology roadmap projects. Each deliverable is given certain points.	15.00%	17.50%
I	Participation in enhanced risk culture session and completion of a survey.	5.00%	7.50%
J	Corporate citizenship volunteer hours per employee.	3.00%	3.00%
K	Employee participation in corporate citizenship activities.	2.00%	2.00%
L	Achievement of key drivers of workforce and vendor strategy. Each driver is worth 1 point, and the sum of the points is the measurement.	10.00%	10.00%

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The minimum, target and maximum achievement levels for each Performance Requirement for the 2024 Annual Awards (which awards are reflected in the Summary Compensation Table) along with 2024 results and the actual weighted achievement (as a percentage of base salary) are set forth in the following table:

					Actual Weighted Incentive Award as % of Salary for
Requirement	Minimum	Target	Maximum	2024 Results	President [a]	Chief Risk Officer [b]	All Other NEOs [b]
A	$-50 million	$0 million	$40 million	$8.5 million	8.43%	4.82%	6.43%
B	$58.1 billion	$63.5 billion	$68.6 billion	$67.0 billion	9.37%	5.53%	7.37%
C	$8.85 billion	$9.82 billion	$10.66 billion	$10.8 billion	5.00%	4.00%	4.00%
D	0%	10%	20%	34.9%	10.00%	8.00%	8.00%
E	48% of members and associate members	52% of members and associate members	57% of members and associate members	67% of members and associate members	10.00%	8.00%	8.00%
F	0%	10%	20%	128%	10.00%	8.00%	8.00%
G	2.00%	0.00%	-5.00%	-1.58%	8.63%	6.63%	6.63%
H	16 points	21 points	25 points	25 points	15.00%	14.00%	12.00%
I	85% of employees	90% of employees	95% of employees	96% of employees	5.00%	6.00%	4.00%
J	6 hours per employee	12 hours per employee	18 hours per employee	22 hours per employee	3.00%	2.40%	2.40%
K	55% of employees	65% of employees	75% of employees	91% of employees	2.00%	1.60%	1.60%
L	3 points	5 points	7 points	6 points	9.00%	7.00%	7.00%
Total Actual Incentive Award as a % of Salary [c]					95.43% [d]	75.98%	75.43% [d]

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
c    50% of the Incentive Award achieved is the Annual Award, which is payable at the end of 2024, and 50% of the Incentive Award is the Deferred Award, which is payable at the end of the 2025-2027 deferral period.
d    The Board began with an award opportunity of 95.43% for Mr. Ericson. After considering Mr. Ericson’s individual performance, the Board increased the Incentive Award to 100% of his base salary. The HR&C began with an award opportunity of 75.43% for each of Ms. Gjonzeneli, Ms. Turnquest, Mr. Stocchetti, and Mr. Nicita. After considering Ms. Gjonzeneli’s individual performance, the HR&C increased the Incentive Award to 86.42% of her base salary. After considering Ms. Turnquest’s individual performance, the HR&C increased the Incentive Award to 80.52% of her base salary. After considering Mr. Stocchetti’s individual performance, the HR&C decreased the Incentive Award to 60.96% of his base salary. After considering Mr. Nicita’s individual performance, the HR&C decreased the Incentive Award to 67.92% of his base salary.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Performance Requirements for Deferred Awards

2022-2024 Deferred Award (Earned for 2024)

The performance results and weighted achievement for the 2022-2024 Deferred Award (as a percentage of the initial deferred portion of the Incentive Award achieved for the 2021-2024 performance period) are set forth in the following table. This Deferred Award was earned in 2024 and is reflected in the Summary Compensation Table.

2022-2024 Performance Requirement Results	Actual Weighted Deferred Award as % of Deferred Award [a]
Ratio of the market value of equity to par value of the Bank’s capital stock as of 12/31/24 is 266%.	41.67%
Maintained the three minimum regulatory capital ratios at each month end through 12/31/24.	41.67%
Maintained positive quarterly net income during 2022, 2023, and 2024.	41.66%
Deferred Award as a % of the Initial Deferred Portion of the Incentive Award Achieved for the 2021-2024 Performance Period [b]	125.00%
a    The percentages shown above represent the actual achievement, which equates to an opportunity percentage ranging from 75% to 125% of the initial deferred portion of the Incentive Award achieved for the 2021-2024 performance period (which includes interpolated amounts where performance fell between the achievement levels), multiplied by the applicable weighting for each requirement. All conditions for payment of the 2022-2024 Deferred Award were satisfied and the maximum levels were achieved for each Performance Requirement.
b    The 2022-2024 Deferred Award is part of the Incentive Award achieved for the 2021-2024 performance period. 50% of the Incentive Award achieved is the Annual Award, which was earned in 2021, 50% of the Incentive Award achieved is the Deferred Award, which is payable following the end of 2024, and reflected in the Summary Compensation Table.

2025-2027 Deferred Award (Part of 2024 Incentive Award)

The minimum, target, and maximum achievement levels for each Performance Requirement for the Deferred Award for the 2025-2027 deferral period, along with the applicable weightings for each requirement, are set forth in the following table:

	Performance Requirements	Weighting for all NEOs [a]	Minimum	Target	Maximum
A	Ratio of the market value of equity to outstanding capital stock as of 12/31/27.	33.34%	>100%	>105%	>150%
B	Maintain the quarterly minimum capital ratios through 12/31/2027.	33.33%	In 10 of 12 quarters	In 11 of 12 quarters	In all 12 quarters
C	Maintain positive quarterly net income during 2025, 2026, and 2027.	33.33%	In 10 of 12 quarters	In 11 of 12 quarters	In all 12 quarters
a    If the composite Safety and Soundness exam rating remains the same as the level at 12/31/23 or improves during 2025, 2026, or 2027, the Deferred Award paid will be at 100% of applicable weighting for each Performance Requirement above. If the composite Safety and Soundness exam rating declines during any of 2025, 2026, or 2027 from the level at 12/31/23 then the calculation based on actual achievement of the Performance Requirements for the Deferred Awards will be reduced by 33% in the weightings of each Performance Requirement above.

The HR&C Committee may, in its discretion, reduce or eliminate an Annual Award or a Deferred Award for any applicable performance period under any of the following circumstances: (1) the Bank receives the lowest or second-lowest cumulative rating in its FHFA examination in any calendar year in a particular performance period; (2) the Board determines that a material safety and soundness problem has occurred, or a material risk management deficiency exists at the Bank, or if (a) operational errors or omissions result in material revisions to the Bank’s financial results, information submitted to the FHFA, or to data used to determine Incentive Awards, (b) submission of material information to the Securities and Exchange Commission, the Office of Finance, or the FHFA is materially beyond any deadline or applicable grace period, or (c) the Bank fails to make sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, or other supervisory findings; (3) a Deferred Award may be reduced for each year during the deferral period in which the Bank has negative net income; or (4) with respect to an individual Incentive Plan participant only, (a) such Incentive Plan participant's job performance was not satisfactory with respect to their established personal goals or the Bank’s core competencies either during a

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

performance period or at the scheduled time of an Incentive Award payment, (b) such Incentive Plan participant becomes subject to any disciplinary action at the scheduled time of an Incentive Award payout, or (c) such Incentive Plan participant fails to comply with regulatory requirements or standards, internal control standards, the standards of his or her profession, any internal Bank standard, or fails to perform responsibilities assigned to such Incentive Plan participant under the Bank’s strategic business plan. The amount of the Deferred Award may increase or decrease based on the level of achievement of the Performance Requirements during the deferral period. For the 2021 - 2024 performance period, the amount of the Deferred Award (earned in 2024) as approved by the Board for each participant can range from 75% to 125% of the initial deferred portion of the Incentive Award as determined at the end of the initial performance period. For the 2024 - 2027 performance period, the amount of the Deferred Award (awarded in 2024) as approved by the Board for each participant will be determined by multiplying the initial deferred portion of the 2024 Incentive Award by 60% (minimum), 80% (target), or 100% (maximum) of a market rate of return. The market rate of return consists of (a) 50% weighting of the 20-year moving average S&P 500 Total Return Index, and (2) 50% weighing of the yearly average FHLB CO Bond Rate (5Y Indicative), both compounded over three years. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results.

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

See President and Executive Team Incentive Compensation Plan on page 99 for the awards made to the NEOs under this plan.

Post-Termination Compensation

Severance Arrangements

Our NEOs (other than the President and CEO) are eligible to receive severance benefits under our Employee Severance Plan. Under the plan, if an NEO covered by the plan were to be terminated by the Bank other than for cause or through voluntarily termination of their employment because of a constructive discharge, that NEO would be entitled to receive the greater of: (1) four weeks' base salary for each full year of calendar service, but not to exceed 104 weeks; or (2) one year's base salary, subject to certain limits. In addition, we will make the Bank's portion of the COBRA payments required to continue health insurance benefits for a time period generally equal to the number of weeks of pay such employee is entitled to receive (not to exceed the statutory COBRA continuation period). Payments under the Employee Severance Plan shall be made during the payment period (as defined in such plan) with the regular payroll schedule of the Bank. An NEO’s receipt of benefits under the Employee Severance Plan is conditioned on an executed general release waiving all claims against the Bank.

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

as determined without any regard to whether Mr. Ericson’s termination affects his eligibility to receive an Incentive award under the Incentive Plan; provided, however that the HR&C Committee may, in its discretion, reduce or eliminate any incentive compensation amounts paid under this item (3) for any of the circumstances set forth in Section 5.3(b)(1)-

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

(3) or (5) the Incentive Plan, to the extent the circumstances existed at or before the time Mr. Ericson provided notice of termination, as applicable, and

4.participation in the Bank’s retiree health care benefit plans for Mr. Ericson and his spouse, in accordance with the terms of the Federal Home Loan Bank of Chicago Description of Retiree Medical Coverage.

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

The Employment Agreement specified that the HR&C Committee may in its discretion reduce or eliminate any incentive compensation amounts in item (3) above for certain circumstances as more fully set forth in the Incentive Plan, and as summarized in Performance Requirements for Deferred Awards on page 102.

The Employment Agreement provided that Mr. Ericson would not be entitled to any other compensation, bonus, incentive, or severance pay from the Bank other than as specified above and any vested rights which he has under any pension, thrift, or other benefit plan, excluding the severance plan, and, for termination by all means except for Cause, the Incentive Plan.

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

We participate in the Pension Plan, a multiple employer, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's consecutive five-year average highest earnings, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2024, the limitation on annual earnings was $345,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $275,000 in 2024.

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

Savings Plan Benefits

The Federal Home Loan Bank of Chicago 401(k) Plan (the Savings Plan) is a tax-qualified, defined contribution savings plan that we established effective January 15, 2020. Prior to January 15, 2020, our eligible employees had the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC Plan), a tax-qualified multiemployer defined contribution savings plan. For our active and eligible employees, the Savings Plan replaced the Pentegra DC Plan on and after January 15, 2020. Under the Savings Plan, employees, including our NEOs, may contribute up to 50% of regular earnings on a before-tax basis to a 401(k) account or on an after-tax basis to a Roth Elective Deferral Account or a regular account. As of 2024, there is no minimum service requirement for full-time employees to receive matching contributions from the Bank under the Savings Plan. For 2024, our matching contribution was limited to $20,700 for each employee.

The Bank's matching contributions to the Savings Plan vest incrementally based on years of employment, with 100% vesting after six years of employment. Pursuant to IRS rules, and effective for 2024, the Savings Plan limits the annual additions that can be made to a participating employee's account to $69,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution by an employee to a 401(k) account is $23,000 per year. In addition, no more than $345,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants age 50 and over are eligible to make catch-up contributions of up to $7,500 per year. Generally, Savings Plan distributions can only be made at termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may also take one loan each year from the vested portion of the Regular, Roth Elective Deferral and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

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

The HR&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11. Executive Compensation. In reliance on such review and discussions, the HR&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The HR&C Committee:

Michelle L. Gross, Chairperson
James H. Hegenbarth, Vice Chairperson
Betsy A. Johnson
Phyllis Lockett
Michael G. O'Rourke
Maria E. Wynne
Andrea L. Zopp
Joseph Fazio III (ex officio)

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Compensation Tables

Summary Compensation Table

The following table sets forth summary compensation information for our NEOs for 2024.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation		Change in Pension Value [b]	All Other Compensation [c]	Total
			Annual Award	Deferred Award [a]
Michael A. Ericson	2024	$1,020,000	$510,000	$510,000	$630,000	$35,797	$2,705,797
President and Chief Executive Officer	2023	975,000	487,500	272,960	1,126,000	34,302	2,895,762
	2022	900,000	425,000	275,908	—	39,544	1,640,452

Virxhini Gjonzeneli [d]	2024	$453,333	$196,603	$158,909	$—	$25,700	$834,545
Executive Vice President and Chief Financial Officer	2023	435,000	165,300	146,859	281,000	19,800	1,047,959

John Stocchetti	2024	$691,000	$210,611	$301,655	$—	$20,700	$1,223,966
Former Executive Vice President and Group Head, Mortgage Partnership Finance Program [e]	2023	688,495	236,330	296,532	478,000	19,800	1,719,157
	2022	660,412	236,168	338,367	—	15,250	1,250,197

Laura M. Turnquest	2024	$489,808	$197,681	$198,447	$75,000	$20,700	$981,636
Executive Vice President, General Counsel and Corporate Secretary	2023	474,820	191,146	197,021	494,000	19,800	1,376,787
	2022	452,858	162,272	210,338	—	18,300	843,768

Michelle Jonson	2024	$500,217	$190,634	$201,904	$—	$25,633	$918,388
Executive Vice President and Chief Risk and Compliance Officer	2023	480,892	181,050	199,636	428,000	19,800	1,309,378
	2022	459,864	159,733	212,686	—	18,300	850,583

Samuel J. Nicita [f]	2024	$477,959	$162,844	$212,009	$284,000	$21,700	$1,158,512
Executive Vice President and Chief Information Officer

a    All amounts earned for all NEOs reflect the Deferred Award under the Incentive Plan.
b    The amount reported in this column for 2024 represents the aggregate change in the actuarial present value of the NEO's accumulated benefit under the Pension Plan and BEP from December 31, 2023 to December 31, 2024. During 2024, total pension value for Ms. Gjonzeneli, Ms. Jonson and Mr. Stocchetti decreased by $23,000; $105,000; $100,000, respectively. In accordance with SEC rules, these negative amounts are not included in this table. The changes in present value differ among the NEOs because of differences in age, service, and salary. Additionally, present value amounts were impacted by a slight decrease in interest rates during 2023, compared to increases in interest rates during 2024.
c    For Ms. Gjonzeneli, Ms. Jonson and Mr. Nicita for 2024, amounts reported for all other compensation include Bank contributions to employee 401(k) and BEP plans (which was $20,700 for each individual), as well as a matching charitable contribution generally available to all employees. For Ms. Turnquest and Mr. Stocchetti for 2024, amounts reported for all other compensation include Bank contributions to employee 401(k) and BEP plans ($20,700 for each individual). For Mr. Ericson in 2024, amounts reported for all other compensation include: Bank contributions to employee 401(k) and BEP plans ($20,700); life and long-term disability insurance premiums paid by the Bank; reimbursement for office parking; an airline club membership; and an airline wireless internet annual fee.
d    The Board of Directors named Ms. Gjonzeneli as Chief Financial Officer of the Bank, effective January 1, 2023.
e     Mr. Stocchetti stepped down as Group Head, Mortgage Partnership Finance Program in August 2024, and retired from the Bank on December 31, 2024.
f    Mr. Nicita is a new NEO for the Bank.

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

President and Executive Team Incentive Compensation Plan

Annual Awards for 2024 to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan on page 99.

Name	Base Salary	Actual Annual Award as a % of Salary [a]	Actual Annual Award
Michael A. Ericson	$1,020,000	50.00%	$510,000
Virxhini Gjonzeneli	455,000	43.21%	196,603
John Stocchetti	691,000	30.48%	210,611
Laura M. Turnquest	491,000	40.26%	197,681
Michelle Jonson	501,800	37.99%	190,634
Samuel J. Nicita	479,500	33.96%	162,844
a    50% of the Incentive Award achieved as a percentage of base salary is the Annual Award for 2024.

Deferred Awards for the 2022-2024 performance period to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan on page 99.

Name	Deferred Award [a]	Actual Award Percentage [b]	Actual Deferred Award
Michael A. Ericson	$425,000	125%	$510,000	[c]
Virxhini Gjonzeneli	127,128	125%	158,909
John Stocchetti	241,324	125%	301,655
Laura M. Turnquest	158,758	125%	198,447
Michelle Jonson	161,523	125%	201,904
Samuel J. Nicita	169,607	125%	212,009
a    Represents the initial deferred portion of the Incentive Award achieved for the 2022-2024 performance period.
b    Represents the earned percentage of the initial deferred portion of the Incentive Award achieved for the 2021-2024 performance period.
c    The Board of Directors adjusted Mr. Ericson's Deferred Award such that his total incentive compensation for 2024 did not exceed 100% of his 2024 base salary.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Grants of Plan-Based Awards

The following table describes the potential NEO awards under the Incentive Plan for the performance period covering January 1, 2024, through December 31, 2027. See President and Executive Team Incentive Compensation Plan starting on page 99 for a description of the performance criteria under this plan.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Incentive Plan	Minimum	Target	Maximum
Michael A. Ericson	Annual [a]	$306,000	$408,000	$510,000
	Deferred [b]	592,314	619,752	647,190
Virxhini Gjonzeneli	Annual [a]	91,000	136,500	182,000
	Deferred [b]	228,335	238,912	249,490
John Stocchetti	Annual [a]	138,200	207,300	276,400
	Deferred [b]	244,603	255,934	267,265
Laura M. Turnquest	Annual [a]	98,200	147,300	196,400
	Deferred [b]	229,586	240,222	250,857
Michelle Jonson	Annual [a]	100,360	150,540	200,720
	Deferred [b]	221,402	231,658	241,914
Samuel J. Nicita	Annual [a]	95,900	143,850	191,800
	Deferred [b]	189,126	197,887	206,648

a    Annual Award under the Incentive Plan. The amounts shown are based on the potential awards for each NEO for 2024. Annual awards granted in 2024 were earned in the same year; for such amounts actually earned, please see the Summary Compensation Table.
b    Deferred Award under the Incentive Plan. The minimum, target, and maximum amounts shown reflect the actual Deferred Awards granted for 2025-2027 based on actual performance for 2024. Deferred Awards granted for 2025-2027 will be determined by multiplying the initial deferred portion of the 2024 Incentive Award by 60% (minimum), 80% (target), or 100% (maximum) of a market rate of return. The market rate of return consists of (a) 50% weighting of the 20-year moving average S&P 500 Total Return Index, and (2) 50% weighing of the yearly average FHLB CO Bond Rate (5Y Indicative), both compounded over three years. The amounts shown reflect the actual Deferred Awards granted for 2025-2027 based on actual performance for 2024, multiplied by 60%, 80%, or 100% (as applicable) of the market rate of return consisting of (a) 50% weighting of the 20-year moving average S&P 500 Total Return Index, and (2) 50% weighing of the yearly average FHLB CO Bond Rate (5Y Indicative), both compounded over three years ended 2024. The Deferred Awards remain subject to adjustment based upon achievement of certain Performance Requirements during the 2025-2027 deferral period and may be reduced to zero if actual achievement is below the minimum achievement level for those Performance Requirements.

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Ericson	Pension	19.42	$907,000	$—
	BEP	19.42	4,054,000	—
Virxhini Gjonzeneli	Pension	20.92	591,000	—
	BEP	20.92	757,000	—
John Stocchetti	Pension	17.75	1,470,000	—
	BEP	17.75	4,312,000	—
Laura M. Turnquest	Pension	19.75	1,386,000	—
	BEP	19.75	2,385,000	—
Michelle Jonson	Pension	21.75	960,000	—
	BEP	21.75	1,707,000	—
Samuel J. Nicita	Pension	16.17	1,333,000	—
	BEP	16.17	2,212,000	—

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

The participant's accumulated benefit is calculated as of December 31, 2024 and 2023. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. The present value is calculated using the accumulated benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2023, 55% of the Pension Plan benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2021) and 45% of the Pension Plan benefit is valued using the IRS Applicable mortality table for lump sums projected to 2023. As of December 31, 2024, 55% of the Pension Plan benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with IRS 2024 adjusted mortality improvement scale MP-2021) and 45% of the Pension Plan benefit is valued using the IRS Applicable mortality table for lump sums projected to 2024. The interest rates used are 4.83% as of December 31, 2023 and 5.54% as of December 31, 2024.

The present value amount discounted back to reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2024 accumulated benefit and the present value of the December 31, 2023 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the BEP, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the BEP are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the BEP. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. The present value is calculated by multiplying the benefits accumulated at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2023, the BEP benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2021). As of December 31, 2024, the BEP benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with IRS 2024 adjusted mortality improvement scale MP-2021). The interest rates used are 4.68% as of December 31, 2023 (participants who elected a lump sum as their form of benefit from the BEP have their lump sum amounts at age 65 valued at 4.83%, then discounted back to current age at 4.68%) and 5.31% as of December 31, 2024 (participants who elected a lump sum as their form of benefit from the BEP have their lump sum amounts at age 65 valued at 5.54%, then discounted back to current age at 5.31%).

The difference between the present value of the December 31, 2024 accumulated benefit and the present value of the December 31, 2023 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

The difference in the interest rates used for the assumptions under the Pension Plan and the BEP is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our BEP being a single employer plan.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY [b]	Registrant Contributions in Last FY [c]	Aggregate Earnings in Last FY [d]	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE [e]
Michael A. Ericson	BEP	$40,900	$—	$6,173	$—	$300,177
Virxhini Gjonzeneli	BEP	8,733	13	3,175	—	146,918
John Stocchetti	BEP	38,600	1,717	39,263	—	1,751,055
Laura M. Turnquest	BEP	—	—	223	—	9,783
Michelle Jonson	BEP	34,528	6,189	9,560	—	448,582
Samuel J. Nicita	BEP	—	—	305	—	13,384

a    The table above includes salary reduction contributions by our NEOs, and matching contributions by the Bank under the Savings Plan benefit under the Benefit Equalization Plan (BEP). For a description of the BEP, see Benefit Equalization Plan on page 105.
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
d    Not included in 2024 compensation as rate paid was not above a market rate.
e    The aggregate balance at December 31, 2024, as reported above, includes amounts that are either currently reported or were previously reported as compensation in the Summary Compensation Table for 2024 and prior years for the NEOs to the extent they were NEOs in such years, except the aggregate earnings on deferred compensation to the extent such compensation was not above market rate.

Potential Payments Upon Termination Table

Name	Severance	President and Executive Team Incentive Plan	Health Care	Total
Michael A. Ericson	$1,020,000	$2,552,252	$32,373	$3,604,625
Virxhini Gjonzeneli	735,000	910,161	10,851	1,656,012
John Stocchetti [a]	—	1,240,698	—	1,240,698
Laura M. Turnquest	755,385	989,767	32,373	1,777,525
Michelle Jonson	694,800	964,979	—	1,659,779
Samuel J. Nicita	590,154	909,676	27,962	1,527,792
a Mr. Stocchetti stepped down as Group Head, Mortgage Partnership Finance Program in August 2024, and retired from the Bank on December 31, 2024. The table above and the narrative disclosure below disclose payments relating to his retirement.

The table above and the narrative below outline payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2024 under certain conditions. Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the potential termination events discussed, the actual amounts paid or distributed may be different.

For Mr. Ericson, the table above outlines termination under the following conditions in accordance with his Employment Agreement: by reason of death or disability, or by the Bank other than for Cause, or by resignation for good reason, or by non-renewal of the Employment Agreement by the Bank (each as defined in the Employment Agreement). For purposes of calculating the benefits outlined in the table above, we have also assumed that Mr. Ericson would continue to receive Bank-subsidized health care coverage. For Mr. Ericson, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the earned 2024 Annual Award and the Deferred Awards for the following performance periods: 2022-2024 (as earned); 2023-2025 (assuming target performance); 2024-2026 (assuming target performance); and 2025-2027 (assuming target performance, and calculated described in the Grants of Plan-Based Awards table above).

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

For the other NEOs, the table above outlines termination under the following conditions in accordance with the Employee Severance Plan: without cause or as a result of constructive discharge (each as defined in the Employee Severance Plan). In addition, we assumed that their severance payments do not exceed the limits set forth in the Employee Severance Plan and that they continue to receive Bank-subsidized health care coverage if the NEO was enrolled in the Bank’s health care benefit plan during 2024. For the other NEOs, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the 2024 Annual Award (as earned) and the Deferred Awards for the following performance periods: 2022-2024 (as earned); 2023-2025 (assuming target performance); 2024-2026 (assuming target performance); and 2025-2027 (assuming target performance, and calculated described in the Grants of Plan-Based Awards table above).

Additionally, under the Incentive Plan, assuming termination at December 31, 2024, the same awards as set forth under the “President and Executive Team Incentive Plan” column in the table above would be available to the NEOs (excluding Mr. Ericson, whose Employment Agreement outlines all possible termination scenarios) in the event they terminate employment for any reason, including as set forth in the immediately following sentence. Under the Incentive Plan, the 2024 Annual Award and the 2022-2024, 2023-2025, 2024-2026, and 2025-2027 Deferred Awards as reflected in the table above will also be available to these NEOs in the event they die, become disabled, retire, terminate employment for good reason, or a change of control occurs (as such terms are defined in the Incentive Plan) at December 31, 2024, assuming they did not participate in any activity constituting cause (as defined in the Incentive Plan). Mr. Stocchetti retired from the Bank on December 31, 2024. He is entitled to receive the awards as set forth under the "President and Executive Team Incentive Plan" column, and the applicable amounts described below.

For further details on payments due upon these circumstances to the NEOs, see Severance Arrangements on page 103.

In various termination scenarios, including the death, disability or retirement of the NEOs, our NEOs would be entitled to receive benefits generally available to other employees (although for Mr. Ericson the Employment Agreement as described on page 98 outlines all possible benefits he is entitled to receive). The narrative disclosure and tables above describe and quantify the compensation and benefits that are paid in addition to compensation and benefits generally available to other employees. Examples of compensation and benefits generally available to other employees, and thus not included above, are distributions under the Savings Plan, disability and life insurance benefits to the extent such employee has paid for such benefits, health and life insurance benefits, and amounts for accrued and unpaid salary and vacation.

For more information on the Pension Plan and the BEP, see Retirement and Other Post-Employment Compensation Table and Narrative on page 109 and the Nonqualified Deferred Compensation Table on page 111, as well as Pension Plan Benefits on page 104 and Benefit Equalization Plan on page 105.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual total compensation of our employees and the annual total compensation of Mr. Ericson, our President and CEO in 2024.

For 2024, the median of the annual total compensation of all employees of the Bank (other than Mr. Ericson) (the Median Employee) was $159,466 and the annual total compensation of Mr. Ericson was $2,705,797. Annual total compensation for the Median Employee and Mr. Ericson is calculated in the same manner as the “Total” column in the Summary Compensation Table on page 107. Based on this information, for 2024, the ratio of the annual total compensation of Mr. Ericson to the Median Employee was 16.97 to 1.

The median employee who was used for purposes of calculating the ratio of the annual total compensation of our President and CEO to the median of the annual total compensation of all employees is the same employee who was identified for purposes of the disclosure in our Form 10-K for the year ended 2023. There has been no change in our employee population or employee compensation arrangements since that median employee was identified that we believe would significantly impact our pay ratio disclosure.

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

Director Compensation

The goal of our policy governing compensation and travel reimbursement for our Board of Directors is to compensate members of the Board of Directors for work performed on our behalf and to make them whole for out-of-pocket travel expenses incurred while working for the Bank. The fees compensate Directors for their time preparing for and attending in-person and virtual meetings, attending Bank-sponsored member meetings and events, attending Community Investment Advisory Council meetings, attending FHLB System meetings, Board of Directors training, activities that provide information pertinent to the Bank or service on the Board of Directors that are learning opportunities and other activities related to service on the Board of Directors. Director compensation levels are established at the discretion of each FHLB's Board of Directors, provided that the fees are reasonable. In connection with setting director compensation, we participated in an FHLB System review of director compensation in October 2023 which includes a director compensation study prepared by McLagan. The McLagan study includes peer group analysis of director compensation at the FHLBs (principal peer group), publicly traded banks with between $10 billion and $20 billion in assets (primary commercial peer group), and publicly traded banks with between $20 billion and $65 billion in assets (reference comparison).

Our Board of Directors set compensation levels for 2024 as follows:

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The Chairperson of the Board, the Vice Chairperson of the Board, and the Chairperson of the Human Resources & Compensation Committee reviewed director performance, as required by the 2024 Board of Directors Compensation Policy, and determined that directors serving during 2024 earned the compensation disclosed in the table below. The HR&C Committee was notified of the determination.

Name	2024 Total Fees Earned	2024 Fees Paid in Cash	2024 Fees Deferred [a]
Joseph Fazio III - Chairperson	$165,000	$165,000	$—
Michelle L.Gross - Vice Chairperson	142,000	142,000	—
James T. Ashworth	123,000	123,000	—
Kathleen Burns	123,000	123,000	—
Mary J. Cahillane	137,000	137,000	—
Mark J. Eppli	123,000	123,000	—
James H. Hegenbarth	123,000	123,000	—
Betsy Johnson	123,000	—	123,000
Phyllis Lockett	130,000	130,000	—
David Loundy	123,000	116,850	6,150
Kevin Newell	123,000	123,000	—
Michael O'Rourke	123,000	123,000	—
Lois A. Scott	137,000	137,000	—
Kenneth Thompson	123,000	123,000	—
Ty R.Taylor	123,000	123,000	—
Daniel G. Watts	130,000	130,000	—
Maria E. Wynne	123,000	123,000	—
Andrea Zopp	123,000	123,000	—
Total	$2,317,000	$2,187,850	$129,150
a    Directors could elect to defer fees to a director's non-qualified, unfunded, deferred compensation plan. Earnings on this deferred compensation are not included above as the rate paid was not above a market rate.

All directors serving on the Bank’s Board for 2025 are expected to receive compensation under the Bank’s 2025 Board of Directors Compensation Policy, which includes terms similar to the 2024 Board of Directors Compensation Policy, including the maximum annual payments. The Board compensation policy for 2025 is attached as Exhibit 10.9 to this Form 10-K.

We are a cooperative and our capital stock may only be held by current and former member institutions, so we do not provide compensation to our directors in the form of stock or stock options. In addition, our directors do not participate in any of our incentive or pension plans.

FHLB director compensation is subject to FHFA regulations that permit an FHLB to pay its directors reasonable compensation and expenses, subject to the authority of the FHFA Director to object to, and to prohibit prospectively, compensation and other expenses that the FHFA Director determines are not reasonable. For a discussion of risks relating to regulatory limitations on director compensation, see Risk Factors starting on page 18.

Compensation Committee Interlocks and Insider Participation

During 2024, the following directors served on our HR&C Committee: Michelle L. Gross (Chairperson), James H. Hegenbarth, (Vice Chairperson), James T. Ashworth, Betsy A. Johnson, Phyllis Lockett, Maria E. Wynne, Andrea L. Zopp, and Joseph Fazio III (ex-officio). No member of our HR&C Committee has at any time been an officer or employee of the Bank. None of our executive officers have served or are serving on the Board of Directors or the compensation committee of any entity (as defined by Instruction to Item 407(e) of Regulation S-K) whose executive officers served on our HR&C Committee or Board of Directors.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members in 2024 are for the election of our directors, as more fully discussed in 2024 Director Election on page 84.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock:

As of January 31, 2025	Regulatory Capital Stock	% of Total
The Northern Trust Company	$343	10.31%
50 South La Salle Street Chicago, IL 60603
Alliant Credit Union	268	8.05%
11545 Touhy Avenue Chicago, IL 60666
Wintrust	175	5.27%
231 South La Salle Street Chicago, IL 60604

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table sets forth information about those members with an officer or director serving as a director of the Bank. Independent directors do not control any capital stock of the Bank.

As of January 31, 2025	Director Name	Regulatory Capital Stock [a]	% of Total
Devon Bank 6445 Western Avenue Chicago, IL 60645	David J. Loundy	$5.95	0.18%
Signature Bank 191 North Wacker Drive Chicago, IL 60606	Michael G. O'Rourke	5.75	0.17%
Sterling Federal Bank 110 East Fourth Street Sterling, IL 61081	Dean A. Ahlers	4.83	0.15%
Solutions Bank 200 East Main Street Forreston, IL 61030	Betsy A. Johnson	4.05	0.12%
Waukesha State Bank 151 East St. Paul Avenue Waukesha, WI 53187	Ty R. Taylor	2.68	0.08%
Capitol Bank 710 North High Point Road Madison, WI 53717	Kenneth D. Thompson	2.37	0.07%
Greenwoods State Bank 365 Tyranena Park Road Lake Mills, WI 53551	James H. Hegenbarth	1.61	0.05%
Bristol Morgan Bank 103 South Main Street Oakfield, WI 53065	Joseph Fazio III	1.02	0.03%
State Bank of Bement 180 East Bodman Street Bement, IL 61813	Michelle L. Gross	0.88	0.03%
Community Investment Corporation 222 South Riverside Plaza, Suite 380 Chicago, IL 60606	Daniel G. Watts	0.70	0.02%
Forest Park National Bank and Trust Company 7348 West Madison Street Forest Park, IL 60130	Daniel G. Watts	0.58	0.02%
Total members with a Director as a group		$30.42	0.92%
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

During 2024, we did not have a separate written policy requiring the Board of Directors to review, approve, or ratify transactions with related persons that are outside the ordinary course of our business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, to seek approval or ratification from the Board, or recusal as needed. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President, and the CEO and President may seek a waiver from the Board.

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

Applying the NYSE independence standards for boards of directors to our current member directors and those who served during 2024, our Board determined that only member director Fazio did not trigger any of the objective NYSE independence disqualifications. However, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of these member directors, consisting of Ahlers, Ashworth (whose term ended on December 31, 2024), Fazio, Gross, Hegenbarth, Johnson, Loundy, O'Rourke, Taylor, Thompson, and Watts meets the independence criteria under the NYSE independence standards. In contrast, none of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors, consisting of Burns, Cahillane (whose term ended on December 31, 2024), Eppli, Lockett, Newell, Pietrowicz, Scott, Wynne, and Zopp is independent under the NYSE independence standards. The Board also determined that the following current member directors serving on the Audit Committee, and member directors who served on the Audit Committee during 2024, are not independent under the NYSE independence standards for audit committees: Ahlers, Fazio, Gross, Loundy, Taylor, Thompson, and Watts. Finally, the Board also determined that the following current member directors serving on the HR&C Committee, and member directors who served on the HR&C Committee in 2024, are not independent under the NYSE independence standards for compensation committees: Ashworth, Fazio, Gross, Hegenbarth, Johnson, and O'Rourke.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been charged (or accrued) by our external accounting firm.

	(in thousands)
For the Years Ended December 31,	2024	2023
Audit fees	$1,166	$1,207
Audit related fees	286	281
All other fees	36	2
Total fees	$1,488	$1,490

Audit fees were for professional services rendered for the audits of our financial statements. Audit related fees were for other assurance and related services. Other fees related to software license fees. No tax related fees were paid. No fees were paid for financial information system design or implementation.

Our Audit Committee has adopted the Pre-Approval of Audit-Related and Non-Audit Services Policy (the Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, and permissible non-audit services to be provided by its independent auditor. The term of any pre-approval of audit services is the Bank's financial year, and of audit-related and non-audit services in the calendar year, unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months.

Federal Home Loan Bank of Chicago
PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a) See "2024 Annual Financial Statements and Notes"

(b) The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 10, 2025, or as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports or registration statements, copies of which may be obtained by going to the SEC's website at http://www.sec.gov. Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed is identified with a "*".

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

10.3	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, as amended and restated effective January 1, 2023 *f
10.4	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 *g
10.5	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, as amended and restated effective January 1, 2013 *h
10.6	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 *i
10.7	Federal Home Loan Bank of Chicago 2023 Board of Directors Compensation Policy *[j]
10.8	Federal Home Loan Bank of Chicago 2024 Board of Directors Compensation Policy *[k]
10.9	Federal Home Loan Bank of Chicago 2025 Board of Directors Compensation Policy *[o]
10.10	Federal Home Loan Bank of Chicago Board of Directors Deferred Compensation Plan, effective September 1, 2013 *l
10.11	Joint Capital Enhancement Agreement, as amended August 5, 2011 [m]
10.12	Employment Agreement between Federal Home Loan Bank of Chicago and Michael Ericson, entered into as of January 1, 2025 *[n]
19	Federal Home Loan Bank of Chicago Policy Statement on the Use of Material Nonpublic Information [o]
24	Power of Attorney [o]
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [o]
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [o]
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [o]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [o]
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document [o]
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [o]
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [o]
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [o]
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [o]
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
j    Filed as Exhibit 10.12 with our Form 10-K on March 8, 2023, SEC File No.: 000-51401
k    Filed as Exhibit 10.9 with our Form 10-K on March 7, 2024, SEC File No.: 000-51401
l    Filed as Exhibit 10.4 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401
m    Filed as Exhibit 99.1 with our 8-K Current Report on August 5, 2011, SEC File No.: 000-51401
n    Filed as Exhibit 10.1 with our 8-K Current Report on February 19, 2025, SEC File No.:000-51401
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

CFI: Community Financial Institution - FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA and adjusted annually for inflation. Effective in January 2025, the limit is $1.500 billion (for 2024, the limit was $1.461 billion).

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

TDR: Troubled Debt Restructuring.

UPB: Unpaid Principal Balance.

U.S.: United States.

VA: Department of Veterans Affairs.

Federal Home Loan Bank of Chicago
2024 Annual Financial Statements and Notes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Chicago

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Chicago (the "Bank") as of December 31, 2024 and 2023, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "financial statements"). We also have audited the Bank's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 9 and 15 to the financial statements, the Bank uses derivatives to manage interest rate risk. The total notional amount of derivatives as of December 31, 2024 was $123 billion, of which 89% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2024 was $18 million and $27 million, respectively. The fair values of interest-rate derivatives and hedged items not transacted in an active market use standard valuation techniques, such as discounted cash-flow analysis and comparisons to similar instruments. The discounted cash-flow analysis uses market-observable inputs, related to interest rate curves, volatility, and, if applicable, prepayment assumptions.

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
March 10, 2025

We have served as the Bank’s auditor since 1990.

Federal Home Loan Bank of Chicago
Statements of Condition
(U.S. Dollars in millions, except capital stock par value)

	December 31, 2024	December 31, 2023
Assets
Cash and due from banks	$32	$34
Interest-bearing deposits	2,570	2,570
Federal funds sold	4,638	4,173
Securities purchased under agreements to resell	22,475	7,695
Investment debt securities -
Trading	3,240	1,769
Available-for-sale, $24,687 and $23,282 amortized cost, includes $806 and $856 pledged as collateral that may be repledged	24,654	23,084
Held-to-maturity, $1,662 and $1,547 at fair value	1,666	1,552
Investment debt securities	29,560	26,405
Advances, $130 and $135 carried at fair value	55,847	65,306
MPF Loans held in portfolio, net of $(5) and $(5) allowance for credit losses	13,320	11,410
Derivative assets	18	82
Other assets, $57 and $68 carried at fair value	652	709
net of $(8) and $(7) allowance for credit losses
Assets	$129,112	$118,384

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$180	$123
Demand and overnight - interest-bearing, $11 and $12 from other FHLBs	660	505
Deposits	840	628
Consolidated obligations, net -
Discount notes, $— and $3,591 carried at fair value	36,739	28,109
Bonds, $8,390 and $1,107 carried at fair value	81,859	80,389
Consolidated obligations, net	118,598	108,498
Derivative liabilities	27	20
Affordable Housing Program liability	160	139
Mandatorily redeemable capital stock	4	83
Other liabilities	863	876
Liabilities	120,492	110,244
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock, 24 and 26 million shares issued and outstanding	2,443	2,624
Class B2 membership stock, 8 and 7 million shares issued and outstanding	824	653
Capital stock - putable, $100 and $100 par value per share	3,267	3,277
Retained earnings - unrestricted	4,269	4,061
Retained earnings - restricted	1,042	918
Retained earnings	5,311	4,979
Accumulated other comprehensive income (loss)	42	(116)
Capital	8,620	8,140
Liabilities and capital	$129,112	$118,384
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Income
(U.S. Dollars in millions)

For the years ended December 31,	2024	2023	2022
Interest income	$6,925	$7,306	$2,536
Interest expense	5,965	6,336	1,859
Net interest income	960	970	677
Provision for (reversal of) credit losses	2	1	2
Net interest income after provision for (reversal of) credit losses	958	969	675

Noninterest income (loss) -
Trading securities	39	11	1
Derivatives and hedging activities	5	6	48
Instruments held under the fair value option	(3)	(11)	(56)
MPF fees, $29, $26 and $24, from other FHLBs	36	33	36
Other, net	12	13	3
Noninterest income (loss)	89	52	32

Noninterest expense -
Compensation and benefits	128	129	117
Nonpayroll operating expenses	108	108	93
Voluntary Community Investment contributions	98	28	11
Federal Housing Finance Agency and Office of Finance	19	18	19
Other, net	4	3	4
Noninterest expense	357	286	244

Income before assessments	690	735	463

Affordable Housing Program assessment	70	75	48

Net income	$620	$660	$415

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Comprehensive Income
(U.S. Dollars in millions)

For the years ended December 31,	2024	2023	2022
Net income	$620	$660	$415

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	165	(19)	(545)
Net unrealized gain (loss) cash flow hedges	(5)	(30)	113
Postretirement plans	(2)	21	2
Other comprehensive income (loss)	158	(28)	(430)

Comprehensive income (loss)	$778	$632	$(15)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Capital
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2023	26	$2,624	7	$653	$4,061	$918	$(116)	$8,140
Comprehensive income (loss)					496	124	158	778
Issuance of capital stock	23	2,286	—	10				2,296
Repurchases of capital stock	—	—	(24)	(2,302)				(2,302)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(2)	—	(2)				(4)
Transfers between classes of capital stock	(25)	(2,465)	25	2,465
Cash dividends - class B1 annualized rate and amount		9.06%			(269)			(269)
Cash dividends - class B2 annualized rate and amount				5.01%	(19)			(19)
Total change in period	(2)	(181)	1	171	208	124	158	480
December 31, 2024	24	$2,443	8	$824	$4,269	$1,042	$42	$8,620
December 31, 2022	23	$2,310	7	$679	$3,778	$786	$(88)	$7,465
Comprehensive income (loss)					528	132	(28)	632
Issuance of capital stock	38	3,793	—	10				3,803
Repurchases of capital stock	—	—	(35)	(3,510)				(3,510)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(4)	—	(1)				(5)
Transfers between classes of capital stock	(35)	(3,475)	35	3,475
Cash dividends - class B1 annualized rate and amount		7.69%			(230)			(230)
Cash dividends - class B2 annualized rate and amount				4.09%	(15)			(15)
Total change in period	3	314	—	(26)	283	132	(28)	675
December 31, 2023	26	$2,624	7	$653	$4,061	$918	$(116)	$8,140
December 31, 2021	14	$1,409	7	$740	$3,558	$703	$342	$6,752
Comprehensive income (loss)					332	83	(430)	(15)
Issuance of capital stock	27	2,633	—	20				2,653
Repurchases of capital stock	—	—	(17)	(1,754)				(1,754)
Capital stock reclassed to mandatorily redeemable capital stock liability	(1)	(55)	—	(4)				(59)
Transfers between classes of capital stock	(17)	(1,677)	17	1,677
Cash dividends - class B1 annualized rate and amount		5.60%			(103)			(103)
Cash dividends - class B2 annualized rate and amount				2.32%	(9)			(9)
Total change in period	9	901	—	(61)	220	83	(430)	713
December 31, 2022	23	$2,310	7	$679	$3,778	$786	$(88)	$7,465

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago

Statements of Cash Flows
(U.S. Dollars in millions)

	For the years ended December 31,	2024	2023	2022
Operating	Net income	$620	$660	$415
	Adjustments to reconcile net income to net cash provided by operating activities -
	Net amortization (accretion)	(205)	82	350
	Change in net fair value on derivatives and hedging activities	1,117	245	1,018
	Net change in fair value on trading securities	(39)	(11)	(1)
	Net change in fair value on financial instruments held under the fair value option	3	11	56
	Other, net	69	7	27
	Changes in operating assets and liabilities -
	Change in accrued interest payable	13	355	124
	Other operating assets and liabilities	76	(3)	(215)
	Net cash provided by (used in) operating activities	1,654	1,346	1,774

Investing	Net change interest-bearing deposits	—	—	(1,715)
	Net change federal funds sold	(465)	2,270	(2,916)
	Net change securities purchased under agreements to resell	(14,780)	10,805	(9,760)
	Trading debt securities -
	Proceeds from maturities and paydowns	1,000	1	952
	Purchases	(2,455)	(1,749)	—
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	977	1,002	4,881
	Purchases	(2,743)	(3,339)	(6,101)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	2,933	3,371	3,492
	Purchases	(3,046)	(3,492)	(3,121)
	Advances -
	Principal collected	1,730,628	2,113,336	1,014,661
	Issued	(1,721,107)	(2,111,840)	(1,034,411)
	MPF Loans held in portfolio -
	Principal collected	1,303	937	1,272
	Purchases	(3,239)	(2,211)	(1,630)
	Other investing activities	(20)	(14)	(18)
	Net cash provided by (used in) investing activities	$(11,014)	$9,077	$(34,414)

Federal Home Loan Bank of Chicago

	For the years ended December 31,	2024	2023	2022
Financing	Net change deposits, $(1), $1 and $(1), from other FHLBs	$212	$57	$(463)
	Discount notes -
	Net proceeds from issuance	544,912	892,370	728,840
	Payments for maturing and retiring	(536,178)	(928,092)	(694,144)
	Proceeds on discount note transfers with other FHLBs	—	4,266	—
	Consolidated obligation bonds -
	Net proceeds from issuance	62,156	46,024	20,753
	Payments for maturing and retiring	(61,367)	(24,927)	(23,085)
	Capital stock -
	Proceeds from issuance	2,296	3,803	2,653
	Repurchases	(2,302)	(3,510)	(1,754)
	Cash dividends paid	(288)	(245)	(112)
	Other financing activities	(83)	(170)	(58)
	Net cash provided by (used in) financing activities	9,358	(10,424)	32,630

	Net increase (decrease) in cash and due from banks	(2)	(1)	(10)
	Cash and due from banks at beginning of period	34	35	45
	Cash and due from banks at end of period	$32	$34	$35

Supplemental	Cash activities
	Interest paid	$4,862	$4,474	$1,253
	Statutory Affordable Housing Program assessments paid	59	38	34
	Voluntary grant disbursements	32	20	7
	Noncash activities
	Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	116	152	216
	Investment securities purchased but settled in subsequent periods	145	63	325
	Voluntary advance and loan subsidies	60	—	—
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

“Mortgage Partnership Finance”, “MPF”, "eMPF", “MPF Xtra”, "Downpayment Plus", "DPP", "Downpayment Plus Advantage", "DPP Advantage", and "Community First" are federally registered trademarks of the Federal Home Loan Bank of Chicago.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Basis of Presentation

The Bank is a mission-oriented organization and its mission is to provide members in Illinois and Wisconsin with competitively priced funding, a reasonable return on their investment in the Bank, and support for their community investment activities. The Bank fulfills its mission through the advances, mortgage finance, and other credit businesses it conducts and the support it gives through its community investment programs. The Bank manages operations to support these activities as one reportable operating segment. The Bank’s primary business activities are: its member credit products, which include secured loans, known as advances, standby letters of credit, and other extensions of credit to borrowers, and a secondary mortgage market business (the MPF program) under which it purchases mortgage loans. In addition, the Bank maintains a portfolio of debt investments. The Bank's primary source of funding and liquidity is the sale to the public of FHLB debt instruments, called consolidated obligations, in the capital markets. Additionally, the Bank is capitalized through the issuance of capital stock to its members. The Bank’s net income is primarily attributable to net interest income - the difference between the interest income earned on advances, interest and expense related to MPF Loans, investments, and the interest expense paid on consolidated obligations. The Bank manages its risk and monitors its financial performance across the entire balance sheet. Significant accounting policies related to the Bank’s activities are included in Note 2 - Summary of Significant Accounting Policies. The Bank's chief operating decision maker (CODM) is its President and Chief Executive Officer. The CODM assesses the performance and allocation of resources primarily based on net interest income (derived from total assets and total liabilities as reported in the Statements of Condition), and net income (as reported in the Bank’s Statements of Income). These measures are used for the Bank's benchmark and budget analysis. The CODM regularly reviews the same level of financial information as is reported in the Bank’s Statements of Condition, Statements of Income, and footnotes to the financial statements.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 2 – Summary of Significant Accounting Policies

Allowance for Credit Losses

We perform an allowance for credit loss evaluation on our Advances, MPF Loans held in portfolio, and our held-to-maturity (HTM) securities as well as on our available-for-sale (AFS) securities portfolios. An allowance for credit losses is a contra valuation account attributable to an on-balance sheet portfolio segment. We recognize the change in our allowance for credit losses during the reporting period as a provision for (reversal of) credit losses on our Statements of Income. The allowance for credit losses on Advances, MPF Loans held in portfolio, and HTM securities are provided through an expected loss methodology referred to as the Current Expected Credit Losses (CECL) methodology. The allowance for credit losses on AFS securities is provided when a credit loss is deemed to have occurred for securities which the Bank does not intend to sell or is not required to sell. The measurement of CECL is based on relevant information about certain events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial instrument’s reported amount. Expected recoveries of amounts previously written off and expected to be written off should be included in the allowance for credit losses determination but should not exceed the aggregate of amounts previously written off and expected to be written off by us. In addition, for collateral dependent financial assets, an allowance for credit losses that is added to the amortized cost of the financial asset(s) should not exceed amounts previously written off. The CECL methodology also applies to credit exposures on off-balance sheet financial instruments. We recognize the change in credit losses attributable to off-balance sheet financial instruments during the reporting period if any, as a provision for (reversal of) credit losses on our Statements of Income. See Note 8 - Allowance for Credit Losses for further details.

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

Interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The Bank uses the collateral maintenance provision practical expedient for our securities purchased under agreements to resell, which allows expected credit losses to be measured based on the difference between the fair value of the collateral and the investment’s amortized cost. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. These investments provide short-term liquidity and are carried at amortized cost. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. We did not establish an allowance for credit losses for our unsecured overnight interest-bearing deposits or federal funds sold as of December 31, 2024 since all federal funds sold were repaid and all unsecured overnight interest-bearing deposits were returned according to their contractual terms.

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

AFS securities are carried at fair value with any changes in fair value immediately recognized into Other Comprehensive Income (OCI) as net unrealized gains (losses) on AFS securities, except for AFS securities that are in a fair value hedge relationship. Changes in the fair value related to the benchmark interest rate on AFS securities in a fair value hedging relationship are immediately recognized into interest income in our Statements of Income together with the related change in the fair value of the derivative with the remainder of the change in fair value of the security recorded in OCI as net unrealized gains (losses) on AFS securities. Accrued interest receivable is presented separately in Other assets on our Statements of Condition.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

For securities classified as AFS, we evaluate an individual security for impairment on a quarterly basis by comparing the security's fair value to its amortized cost. Impairment exists when the fair value of the investment is less than its amortized cost basis (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, we consider whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost basis, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited to the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as AFS, or more likely than not will be required to sell the security before expected recovery of its amortized cost, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment recorded in earnings as net gains (losses) on investment securities. If management does not intend to sell an AFS security, or it is not more likely than not that management will be required to sell the debt security prior to recovery of the amortized cost basis, the credit portion of the impairment is recognized as an allowance for credit losses while the non-credit portion is recognized as net unrealized gains (losses) on AFS securities within OCI.

HTM securities are carried at amortized cost. Amortized cost represents the original cost of a security adjusted for accretion, amortization, and collection of principal. Accrued interest receivable is presented separately in Other assets on our Statements of Condition.

HTM securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. See Note 8 - Allowance of Credit Losses for further details.

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

We issued advances with below market or zero-coupon interest rates in 2024 as part of our Voluntary Community Investment contributions. We imputed an interest rate based on prevailing market rates creating a discount on the advance with the offset immediately recognized to the Voluntary Community Investment contributions expense. We accrete the discount as a yield adjustment to interest income over the life of the advance.

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

We make customary representations and warranties regarding the underwriting and loan eligibility of MPF Loans that are sold to third party investors. If a loan underwriting requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. We establish reserves for mortgage representation and warranty related matters when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss can be reasonably estimated. The reserves associated with these representations and warranties were not material.

We act as master servicer for the MPF Program, however, the Bank does not own the servicing rights related to these sold loans because the servicing is either retained by the PFI or sold by the PFI to a third party. The Bank has ongoing operating expenses related to administering these loans that are expensed as incurred.

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

If the Bank can clearly document that the delinquent loan is well secured and in the process of collection, such that collection will occur regardless of delinquency status, then the loan need not be "adversely classified" - which is when a loan is classified as "Substandard", "Doubtful", or "Loss". A well secured loan is collateralized by a perfected security interest in real property with an estimated fair value, less cost to sell, sufficient to recover the amortized cost in the loan. In the process of collection means that either a collection effort or legal action is proceeding and is reasonably expected to result in recovery of the loan balance or restoration of the loan to a current status, generally within the next 90 days. Other exceptions to this adverse classification policy might be for loans that are supported by valid insurance claims, like federal loan guarantee programs.

Nonaccrual

Conventional MPF Loans held in portfolio are placed on nonaccrual when they become 90 days past due and/or are adversely classified.

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

Refer to Note 8 - Allowance for Credit Losses for further details.

Derivatives

We carry all derivatives at fair value in our Statements of Condition. We designate derivatives either as fair value hedges, cash flow hedges, or economic hedges. We use fair value hedges to manage our exposure to changes in fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment attributable to changes in a benchmark interest rate. Our cash flow hedge strategy is to hedge, on a "rolling" basis, our exposure to the variability in the net proceeds received from forecasted zero-coupon discount notes and the variability of cash flows associated with periodic SOFR-indexed bond issuances attributable to changes in the benchmark interest rate, by entering into interest rate swaps to mitigate such risk. We use economic hedges in cases where hedge accounting treatment is not permitted or achievable.

Accounting for Variation Margin Payments - We account for variation margin payments made to or received by the DCOs (Derivatives Clearing Organization) through our FCMs (Futures Commission Merchant) as settlements to our cleared derivative assets and derivative liabilities.

Derivative Hedge Accounting - For qualified fair value hedges, we presented hedge ineffectiveness and net interest settlements as either interest income or interest expense in our Statements of Income. For cash flow hedges, we recognize changes in fair value on the hedged item in AOCI until they are required to be reclassified into our Statements of Income - that is, amounts recorded in AOCI are reclassified either to interest income or interest expense depending on the hedged item during the period in which the hedged transaction affects earnings. We apply hedge accounting to qualifying hedge relationships. A qualifying hedge relationship exists when a derivative hedging instrument is expected to be highly effective in offsetting changes in fair values, cash flows, or underlying risk of the hedged item during the term of the hedge relationship. We prepare formal contemporaneous documentation at inception of the hedge relationship to support that the hedge relationship qualifies for hedge accounting treatment and assess hedge effectiveness on an ongoing basis.

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

Leases

Expenses attributable to our leases are included in noninterest expense - operating expenses in our Statements of Income. Payments related to our leases are classified within operating activities in our Statements of Cash Flows.

The lease agreement for our office space at 433 West Van Buren Street, Chicago, IL terminates in December 2035, subject to options to extend the lease or terminate early. At December 31, 2024 our lease net asset was $38 million and our lease liability was $43 million, compared to $41 million and $46 million at December 31, 2023. We recognized noninterest expense of lease amortization of $3 million for each of the years ended December 31, 2024, 2023, and 2022.

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

Note 3 – Recently Adopted and Issued Accounting Guidance

Accounting Guidance Adopted in the Current Period

During November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this Update are effective for the Bank for the year ended December 31, 2024 and for interim periods beginning January 1, 2025. The Bank has a single reportable operating segment. The Bank adopted the ASU during the fourth quarter of 2024 and our related disclosure is located in Note 1 – Background and Basis of Presentation.

Accounting Guidance Yet To Be Adopted

Disaggregation of Income Statement Expenses (ASU 2024-03): In November 2024, the FASB issued amendments to require disclosure, in the notes to financial statements, of specified information about certain costs and expenses on an interim and annual basis. The ASU will be effective for the Bank for the annual period ended December 31, 2027 and will be effective for interim periods beginning January 1, 2028. Early adoption is permitted. The adoption of this guidance may result in additional disclosures but will not impact the Bank's financial condition, results of operations, or cash flows.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

For the years ended December 31,	2024	2023	2022
Interest income -

Trading	$97	$37	$1

Available-for-sale interest income	1,507	1,364	521
Available-for-sale prepayment fees	—	1	47
Available-for-sale	1,507	1,365	568

Held-to-maturity	68	70	35

Investment debt securities	1,672	1,472	604

Advances interest income	3,856	4,402	1,311
Advances prepayment fees, net	—	—	11
Advances	3,856	4,402	1,322

MPF Loans held in portfolio	482	353	284
Federal funds sold	338	513	170
Securities purchased under agreements to resell	379	339	95
Interest-bearing deposits	196	223	58
Other	2	4	3

Interest income	6,925	7,306	2,536

Interest expense -

Consolidated obligations -
Discount notes	2,025	2,428	738
Bonds	3,878	3,837	1,090

Other	62	71	31

Interest expense	5,965	6,336	1,859

Net interest income	$960	$970	$677

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

Trading Debt Securities

The following table presents our trading debt securities by major security type at fair value.

As of	December 31, 2024	December 31, 2023
U.S. Government & other government related	$3,238	$1,766
MBS
GSE	2	3
Trading debt securities	$3,240	$1,769

The following table presents our gains and losses on trading debt securities recorded in Trading securities on our Condensed Statements of Income.

For the years ended December 31,	2024	2023	2022
Net unrealized gains (losses) on securities held at period end	$20	$11	$1
Net realized gains (losses) on securities sold/matured during the period	19	—	—
Net gains (losses) on trading debt securities	$39	$11	$1

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of December 31, 2024
U.S. Government & other government related	$2,736		$4	$(129)	$2,611
State or local housing agency	5		—	—	5
FFELP ABS	1,510		45	(2)	1,553

MBS
GSE	20,360		137	(88)	20,409
Government guaranteed	76		—	—	76
Available-for-sale debt securities	$24,687		$186	$(219)	$24,654

As of December 31, 2023
U.S. Government & other government related	$2,141		$—	$(116)	$2,025
State or local housing agency	8		—	—	8
FFELP ABS	1,903		58	(4)	1,957

MBS
GSE	19,176		40	(177)	19,039
Government guaranteed	54		1	—	55
Available-for-sale debt securities	$23,282		$99	$(297)	$23,084
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of December 31, 2024
U.S. Government & other government related	$1,538		$2	$(7)	$1,533

MBS
GSE	115		1	—	116
Government guaranteed	8		—	—	8
Other	5		—	—	5
Held-to-maturity debt securities	$1,666		$3	$(7)	$1,662

As of December 31, 2023
U.S. Government & other government related	$1,385		$2	$(9)	$1,378

MBS
GSE	137		2	—	139
Government guaranteed	24		—	—	24
Other	6		—	—	6
Held-to-maturity debt securities	$1,552		$4	$(9)	$1,547
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

	Available-for-Sale		Held-to-Maturity
As of December 31,	2024	2023	2024	2023
Non-MBS
Fixed-rate	$2,742	$2,147	$1,538	$1,385
Variable-rate	1,509	1,905	—	—
MBS
Fixed-rate	20,074	18,860	77	92
Variable-rate	362	370	51	75
Total	$24,687	$23,282	$1,666	$1,552

Contractual Maturity

The maturity of our AFS and HTM debt securities is detailed in the following table. MBS and FFELP ABS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	Available-for-Sale		Held-to-Maturity
As of December 31, 2024	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non-MBS and FFELP ABS Year of Maturity -
Due in one year or less	$491	$490	$1,362	$1,363
Due after one year through five years	630	628	35	34
Due after five years through ten years	493	471	141	136
Due after ten years	1,127	1,027	—	—
MBS and FFELP ABS	21,946	22,038	128	129
Total debt securities	$24,687	$24,654	$1,666	$1,662

As of December 31, 2023
Non-MBS and FFELP ABS Year of Maturity -
Due in one year or less	$3	$3	$1,180	$1,181
Due after one year through five years	1,084	1,078	56	55
Due after five years through ten years	301	275	149	142
Due after ten years	761	677	—	—
MBS and FFELP ABS	21,133	21,051	167	169
Total debt securities	$23,282	$23,084	$1,552	$1,547

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of December 31, 2024
U.S. Government & other government related	$625	$(12)	$1,291	$(117)	$1,916	$(129)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	258	(2)	258	(2)
MBS
GSE	2,544	(9)	4,565	(79)	7,109	(88)
Government guaranteed	49	—	3	—	52	—
Available-for-sale debt securities	$3,218	$(21)	$6,122	$(198)	$9,340	$(219)

As of December 31, 2023
U.S. Government & other government related	$231	$—	$1,396	$(116)	$1,627	$(116)
State or local housing agency	—	—	8	—	8	—
FFELP ABS	—	—	314	(4)	314	(4)
MBS
GSE	6,062	(25)	6,861	(152)	12,923	(177)
Government guaranteed	—	—	17	—	17	—
Available-for-sale debt securities	$6,293	$(25)	$8,596	$(272)	$14,889	$(297)

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

As of	December 31, 2024		December 31, 2023
	Par Value Amount	Weighted Average Contractual Interest Rate	Par Value Amount		Weighted Average Contractual Interest Rate
Due in one year or less	$24,129	4.22%	$26,321	[a]	5.17%
One to two years	10,864	3.90%	14,180		4.39%
Two to three years	5,602	3.94%	8,592		4.08%
Three to four years	3,907	3.29%	3,811		4.18%
Four to five years	3,521	3.74%	4,423		3.39%
Five to fifteen years	7,927	3.37%	8,129		3.13%
More than fifteen years	504	5.13%	505		5.13%
Total	$56,454	3.92%	$65,961		4.43%
a    At December 31, 2023, of the advances due in one year or less, $4.0 billion remained outstanding to One Mortgage Partners Corp. (now JPMorgan Chase Bank, NA), our former captive insurance company member, whose membership was terminated in 2021 in connection with an FHFA rule.

The following table presents our advances by terms of contractual maturity and reconciles the par value of our advances to the carrying amount on our Statements of Condition as of the dates indicated.

As of	December 31, 2024	December 31, 2023
Fixed-rate due in one year or less	$17,688	$11,959
Fixed-rate due after one year	27,099	30,097
Total fixed-rate	44,787	42,056
Variable-rate due in one year or less	6,441	14,362
Variable-rate due after one year	5,226	9,543
Total variable-rate	11,667	23,905
Par value	56,454	65,961
Fair value hedging adjustments	(550)	(675)
Other adjustments	(57)	20
Advances	$55,847	$65,306

The following advance borrower exceeded 10% of our advances outstanding.

As of December 31, 2024	Par Value	% of Total Outstanding
The Northern Trust Company	$8,500	15.1%

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

As of	December 31, 2024	December 31, 2023
Medium term (15 years or less)	$1,395	$1,450
Long term (greater than 15 years)	11,766	9,820
Unpaid principal balance	13,161	11,270
Net premiums, credit enhancement, and/or deferred loan fees	186	168
Fair value hedging and delivery commitment basis adjustments	(22)	(23)
MPF Loans held in portfolio, before allowance for credit losses	13,325	11,415
Allowance for credit losses on MPF Loans	(5)	(5)
MPF Loans held in portfolio, net	$13,320	$11,410
Conventional mortgage loans	$12,319	$10,514
Government Loans	842	756
Unpaid principal balance	$13,161	$11,270

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Conventional MPF Loans Held in Portfolio

We measure expected credit losses on conventional MPF Loans held in portfolio on a collective basis, by pooling loans with similar risk characteristics. If an MPF Loan no longer shares risk characteristics with other loans in the pool (for example, the loan has become collateral dependent), it is removed from the pool and evaluated for expected credit losses on an individual basis.

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

As economic and market uncertainties persist that have affected and are expected to continue to affect borrowers across our conventional MPF Loans, significant judgment is required to estimate the impact and scope of the current economic environment, as well as its potential impact on borrower defaults and loss severities. It can be difficult to predict exactly how borrower behavior will be impacted by changes in economic conditions. We expect that any subsequent changes to this forecast and the related estimates will be reflected in the provision for credit losses in future periods.

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

The following table presents the activity in our allowance for credit losses for MPF Loans for the three years ended December 31, 2024.

For the years ended December 31,	2024	2023	2022

Allowance for MPF credit losses beginning balance	$5	$5	$5
MPF credit losses charged-off	(2)	(1)	(3)
Credit loss recovery	1	1	1
Provision for (reversal of) MPF for credit losses	1	—	2
Allowance for MPF credit losses ending balance	$5	$5	$5

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	December 31, 2024			December 31, 2023
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2020 to 2024	Prior to 2020	Total	2019 to 2023	Prior to 2019	Total
Past due 30-59 days	$42	$37	$79	$34	$23	$57
Past due 60-89 days	7	11	18	7	8	15
Past due 90 days or more	12	19	31	5	16	21
Past due	61	67	128	46	47	93
Current	10,210	2,137	12,347	9,348	1,209	10,557
Total outstanding	$10,271	$2,204	$12,475	$9,394	$1,256	$10,650

As of	December 31, 2024			December 31, 2023
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$12	$4	$16	$11	$5	$16
Serious delinquency rate	0.27%	1.42%	0.34%	0.22%	1.57%	0.31%
Past due 90 days or more and still accruing interest	$5	$11	$16	$4	$11	$15
Loans on nonaccrual status	33	—	33	23	—	23
Loans on nonaccrual status with no allowance for credit losses	18	—	18	9	—	9

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

We did not establish an allowance for credit losses for our unsecured overnight interest-bearing deposits or federal funds sold as of December 31, 2024 since all federal funds sold were repaid and all unsecured overnight interest-bearing deposits were returned according to their contractual terms.

We invest in overnight securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs. Securities purchased under agreements to resell are secured by marketable securities held by a third party custodian and collateral is adjusted daily to ensure full collateral coverage. If the credit markets experience disruptions and as a result, one of our counterparties becomes insolvent or otherwise defaults on their obligations to us and the collateral is insufficient to cover our exposure, we may suffer a credit loss. We did not record credit losses for our securities purchased under an agreement to resell portfolio segment since the portfolio was not adversely classified and sufficient collateral existed as of December 31, 2024. We also did not establish an allowance for credit losses for overnight securities purchased under an agreement to resell as of December 31, 2024 since overnight securities purchased under agreements to resell were paid according to their contractual terms.

Community First Fund (the Fund)

We created the Fund, which is structured as an on-balance sheet revolving pool of funds, with a mission to provide access to capital that supports economic development and affordable housing needs in the communities that our members serve in Illinois and Wisconsin. This is accomplished by providing long-term, unsecured loans to community development intermediary organizations (Partners). Partners to the Fund are unregulated. We calculate a loss allowance based on expected loss rates on representative rated securities and average tenor of the outstanding portfolio. As of December 31, 2024 we had $51 million in Fund loans outstanding compared to $47 million at December 31, 2023.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our allowance for credit losses on Fund loans.

For the year ended December 31,	2024	2023	2022

Allowance for Fund loan credit losses beginning balance	$7	$7	$7
Provision for (reversal of) Fund loan for credit losses	1	—	—
Allowance for Fund loan credit losses ending balance	$8	$7	$7

Municipal Securities and Standby Bond Purchase Agreements

We invest in municipal securities consisting of Housing Finance Authority (HFA) securities and off-balance sheet Standby Bond Purchase Agreements (SBPAs) with HFAs. The HFA securities were classified as AFS. We review the ratings of the HFA securities and the corresponding Moody’s Default Balance to determine potential credit exposure. Our HFA securities are rated above BBB, and no credit losses were expected for HFA securities and SBPAs at December 31, 2024.

U.S. Government related assets

•Investment debt securities issued or guaranteed by the U.S. Government

•Investment debt securities issued or guaranteed by U.S. Government Sponsored Enterprises

•U.S. Government guaranteed Federal Family Education Loan Program (FFELP)

•U.S. Government guaranteed MPF Loans held in portfolio

We have not established an allowance for credit losses for U.S. Government related assets, as we do not expect any losses on the basis of: 1) an explicit U.S. Government guarantee; 2) the assumption that an implicit U.S. Government guarantee exists; 3) a demonstration of the U.S. Government’s willingness to act on the implicit guarantee as evidenced by U.S. Government capitalization and support during past financial crises that resulted in no losses for investors in such securities; and 4) the assumption of the U.S. Government’s willingness and ability to act on the explicit and implicit guarantees in the future on the basis of the importance of federal agencies and GSEs in terms of promoting public policy and economic stability.

With respect to U.S. Government guaranteed MPF Loans, the MPF PFI servicer provides or maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted U.S. Government guaranteed MPF Loans. Any losses incurred on these loans that are not recovered from the U.S. Government insurer or guarantor are absorbed by the MPF PFI servicer. Accordingly, credit losses are based on our assessment of our servicers' ability to absorb losses not covered by the applicable U.S. Government guarantee or insurance. We did not establish an allowance for credit losses on our Government Loans held in portfolio for the reporting periods presented based on our assessment that our servicers have the ability to absorb such losses.

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

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	December 31, 2024	December 31, 2023
MPF Loans held in portfolio	$85	$65
HTM securities	13	15
AFS securities	101	90
Interest-bearing deposits	8	10
Federal funds sold	1	2
Securities purchased under agreements to resell	3	3
Advances	166	241
Accrued interest receivable	$377	$426

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

Managing Interest Rate Risk

We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate, such as SOFR. We use the cash flow hedge strategy to hedge, on a "rolling" basis, our exposure to the variability in the net proceeds received from forecasted zero-coupon discount notes and the variability of cash flows associated with periodic SOFR-indexed bond issuances attributable to changes in the benchmark interest rate, by entering into interest rate swaps to mitigate such risk.

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

As of December 31, 2024, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

We must exchange variation margin and, for transactions executed on or after September 1, 2022, two-way initial margin with certain of our bilateral derivative transaction counterparties. Variation margin is exchanged daily based on the marked-to-market value of the underlying transactions, and is fully collateralized with a zero unsecured threshold. Initial margin is calculated daily based on the potential future exposure of the underlying transactions, and is collateralized when our aggregate bilateral derivative transaction exposure with a counterparty exceeds a specified threshold. Unlike variation margin, which is exchanged directly between counterparties, initial margin is held with a third-party custodian and does not change ownership. The party whose custodian is holding posted collateral (the pledgor) grants a security interest in the posted collateral to its counterparty and such counterparty, as the secured party, can only take ownership of the posted collateral upon the occurrence of certain events, including bankruptcy of the pledgor. As of December 31, 2024, we pledged no investment securities (that can be sold or repledged by a counterparty) for variation margin on our bilateral derivative transactions, and we did not pledge or receive initial margin with our bilateral derivative counterparties.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $806 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at December 31, 2024. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at December 31, 2024.

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

As of	December 31, 2024			December 31, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$108,746	$983	$1,409	$127,433	$1,058	$2,064
Derivatives not in hedge accounting relationships-
Interest rate contracts	13,744	100	12	7,223	23	20
Mortgage delivery commitments	115	—	—	183	1	—
Other	86	1	—	116	—	1
Derivatives not in hedge accounting relationships	13,945	101	12	7,522	24	21
Gross derivatives amount before netting adjustments and cash collateral	$122,691	1,084	1,421	$134,955	1,082	2,085
Netting adjustments and cash collateral		(1,066)	(1,394)		(1,000)	(2,065)
Derivatives on Statements of Condition		$18	$27		$82	$20
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$826			$1,361
Cash collateral received and related accrued interest	$498			$296

The following table presents the noninterest income (loss) - derivatives and economic hedging activities as presented in the Statements of Income.

For the years ending December 31,	2024	2023	2022
Economic hedges -
Interest rate contracts	$4	$7	$66
Other	1	—	4
Economic hedges	5	7	70
Variation margin on derivatives	—	(1)	(22)
Noninterest income (loss) - Derivatives and hedging activities	$5	$6	$48

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

	Derivative Assets
	As of December 31, 2024			As of December 31, 2023
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,032	$52	$1,084	$993	$88	$1,081
Netting adjustments and cash collateral	(1,018)	(48)	(1,066)	(913)	(87)	(1,000)
Derivatives with legal right of offset - net	14	4	18	80	1	81
Derivatives without legal right of offset	—	—	—	1	—	1
Derivatives on Statements of Condition	14	4	18	81	1	82
Less:
Noncash collateral received or pledged and can be sold or repledged	—	—	—	61	—	61
Net amount	$14	$4	$18	$20	$1	$21

	Derivative Liabilities
	As of December 31, 2024			As of December 31, 2023
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,373	$48	$1,421	$1,979	$106	$2,085
Netting adjustments and cash collateral	(1,346)	(48)	(1,394)	(1,978)	(87)	(2,065)
Derivatives with legal right of offset - net	27	—	27	1	19	20
Derivatives on Statements of Condition	27	—	27	1	19	20
Less:
Noncash collateral received or pledged and can be sold or repledged	—	—	—	—	19	19
Net amount	$27	$—	$27	$1	$—	$1

At December 31, 2024 and December 31, 2023 we had $805 million and $837 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of December 31, 2024 we did not pledge or receive initial margin with our bilateral derivative counterparties. As of December 31, 2023, we posted an additional $43 million in noncash initial margin collateral to our custodian for the benefit of certain bilateral derivative counterparties to offset initial margin exposure related to our bilateral derivative transactions.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in the fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of December 31, 2024 we did not have any active fair value hedges on our MPF Loans.

For the years ending December 31,	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
2024
Available-for-sale debt securities	$1,017	$(466)	$551
Advances	716	125	841
Consolidated obligation bonds	(756)	(574)	(1,330)
Other	—	3	3
Total	$977	$(912)	$65
2023
Available-for-sale debt securities	$194	$311	$505
Advances	154	516	$670
Consolidated obligation bonds	(362)	(1,146)	$(1,508)
Other	—	1	1
Total	$(14)	$(318)	$(332)
2022
Available-for-sale debt securities	$2,368	$(2,427)	$(59)
Advances	1,535	(1,418)	117
Consolidated obligation bonds	(3,112)	2,905	(207)
Other	—	1	1
Total	$791	$(939)	$(148)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
As of December 31, 2024
Available-for-sale securities	$21,195	$(1,972)	$146	$(1,826)
Advances	33,947	(549)	—	(549)
Consolidated obligation bonds	47,670	(1,384)	(10)	(1,394)
Other	148	—	2	2

As of December 31, 2023
Available-for-sale securities	$19,962	$(1,554)	$194	$(1,360)
Advances	33,983	(675)	—	(675)
Consolidated obligation bonds	68,847	(1,956)	(11)	(1,967)
Other	179	—	3	3

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

We are exposed to the variability in the net proceeds received from forecasted zero-coupon discount notes, and the variability of cash flows associated with periodic SOFR-indexed bond issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships on a "rolling" basis utilizing interest rate swaps to mitigate such risk. The maximum length of time over which we are hedging this exposure is 5 years. We reclassify amounts in AOCI into our Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. There were no deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next 12 months as of December 31, 2024.

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

For the years ending December 31,	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
2024
Discount notes	$20	$36
Bonds	15	4
Total	$35	$40

2023
Discount notes	$12	$42

2022
Discount notes	$114	$2
Bonds	—	(1)
Total	$114	$1

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	December 31, 2024	December 31, 2023
Consolidated obligation discount notes - carrying amount	$36,739	$28,109
Consolidated obligation discount notes - principal amount	36,921	28,283
Weighted Average Interest Rate	4.41%	5.23%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2024	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$38,226	4.03%	$69,602
One to two years	17,198	2.12%	7,111
Two to three years	7,218	2.98%	4,118
Three to four years	4,046	3.27%	1,420
Four to five years	4,986	4.19%	300
Thereafter	11,496	3.37%	619
Total par value	$83,170	3.43%	$83,170

The following table presents consolidated obligation bonds, for which we are the primary obligor, outstanding by call feature.

As of	December 31, 2024	December 31, 2023
Noncallable	$32,933	$19,068
Callable	50,237	63,307
Par value	83,170	82,375
Fair value hedging adjustments	(1,394)	(1,967)
Other adjustments	83	(19)
Consolidated obligation bonds	$81,859	$80,389

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

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated.

As of	December 31, 2024	December 31, 2023
Fixed-rate	$64,926	$74,760
Variable-rate	12,645	820
Step-up	5,584	6,795
Step-down	15	—
Par value	$83,170	$82,375

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of December 31, 2024 and December 31, 2023. Refer to Note 16 - Commitments and Contingencies for further details.

Par value as of	December 31, 2024			December 31, 2023
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$863,788	$329,180	$1,192,968	$914,431	$289,885	$1,204,316
FHLB Chicago as primary obligor	83,170	36,921	120,091	82,375	28,283	110,658
As a percent of the FHLB System	10%	11%	10%	9%	10%	9%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 - Affordable Housing Program

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an AHP by each FHLB. Through this program, we provide subsidies in the form of direct grants for members to support the acquisition, construction, and/or rehabilitation of affordable housing. Annually, each FHLB must set aside for its AHP the greater of 10% of its current year's income subject to assessments (e.g., excluding any interest expense related to MRCS), or the prorated sum required to ensure the aggregate contribution by the FHLBs is no less than $100 million. The exclusion of interest expense related to MRCS is a regulatory calculation that was established by the FHFA. Interest expense related to MRCS for 2024, 2023, and 2022, was, respectively, $7 million, $17 million, and $16 million. We accrue the statutory AHP assessment monthly based on our income subject to assessments and recognize an AHP liability. Corresponding AHP awards are primarily granted in the subsequent year, and as disbursements are made, the AHP liability is reduced. The statutory AHP assessment funds affordable housing grants through our AHP General Fund and DPP Programs.

The Bank also voluntarily contributes additional amounts to our DPP programs above the statutory AHP assessment. Expenses related to voluntary contributions to the DPP programs are accrued when considered to be probable and estimable based on member demand (not to exceed a limit established by the Bank’s Board of Directors). Such expenses are recorded to the AHP liability until disbursed.

The income statement effect of our voluntary Community Investment contributions reduces net income before assessments which, in turn, reduces the statutory AHP assessment each year. As such, we have committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. The line item below titled “Supplemental voluntary contribution to AHP” represents this amount. Our supplemental voluntary contribution to AHP is accrued and disbursed in the same manner as our statutory AHP assessment.

The following table summarizes the changes in the AHP liability for the periods indicated.

For the years ended December 31,	2024	2023	2022
AHP liability balance at beginning of year	$139	$99	$85
AHP assessment	70	75	48
Voluntary DPP expense [a]	11	20	7
Supplemental voluntary contributions to AHP [a]	10	—	—
Cash disbursements for voluntary DPP	(11)	(17)	(7)
AHP assessments paid	(59)	(38)	(34)
AHP liability balance at end of year	$160	$139	$99
a    Voluntary DPP expense and supplemental voluntary contributions to AHP are recorded in voluntary Community Investment contributions in our Statements of Income.

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

As of	December 31, 2024		December 31, 2023
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$5,164	$8,582	$4,735	$8,339
Total regulatory capital ratio	4.00%	6.65%	4.00%	7.04%
Leverage capital	$6,456	$12,873	$5,919	$12,508
Leverage capital ratio	5.00%	9.97%	5.00%	10.57%
Risk-based capital	$1,845	$8,582	$2,199	$8,339

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

Capital Concentration

The following member(s) (including any successor) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of December 31, 2024.

As of December 31, 2024	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$343	10.5%	$—

Mandatorily Redeemable Capital Stock (MRCS)

The following table shows our MRCS redemption terms by year payable.

As of December 31, 2024	Amount
Two to three years	$1
Three to four years	2
Four to five years	1
Mandatorily Redeemable Capital Stock	$4

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

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On January 31, 2025 our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 4.20% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the fourth quarter of 2024. This dividend totaled $72 million (recorded as $71 million dividends on capital stock and $1 million interest expense on mandatorily redeemable capital stock) and was paid on February 13, 2025. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized -	Net Unrealized -
For the years ended December 31,	Available-for-sale Debt Securities	Cash Flow Hedges	Post-Retirement Plans	AOCI
2024
Beginning balance	$(198)	$72	$10	$(116)
Other comprehensive income before reclassification - recorded to the Statements of Condition	165	35	(2)	198
Amounts reclassified in period to Statements of Income:
Net interest income		(40)		(40)
Ending balance	$(33)	$67	$8	$42

2023
Beginning balance	$(179)	$102	$(11)	$(88)
Other comprehensive income before reclassification - recorded to the Statements of Condition	(19)	12	22	15
Amounts reclassified in period to Statements of Income:
Net interest income		(42)		(42)
Noninterest expense			(1)	(1)
Ending balance	$(198)	$72	$10	$(116)

2022
Beginning balance	$366	$(11)	$(13)	$342
Other comprehensive income before reclassification - recorded to the Statements of Condition	(545)	114	—	(431)
Amounts reclassified in period to Statements of Income:
Net interest income		(1)		(1)
Noninterest expense			2	2
Ending balance	$(179)	$102	$(11)	$(88)

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

Relevant information concerning the Pension Plan is outlined below:

•The Pension Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333.
•A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the Pension Plan year ended June 30, 2024, as of the date of filing of this Form 10-K filing.
•Our contributions for the years ending December 31, 2024, December 31, 2023, and December 31, 2022 was not more than 5% of the total contributions to the Pension Plan.
•The Pension Plan is not a collective bargaining agreement.
•We did not pay any surcharges to the Pension Plan.
•There was no funding improvement plan or rehabilitation plan implemented, nor is any such plan pending.

Contributions to the Pension Plan include both mandatory amounts required under federal law and discretionary contributions to improve the Plan's funded status. The Moving Ahead for Progress in the 21st Century Act (“MAP-21”), enacted in 2012, provided temporary relief for employers like the Bank who participate in plans for which funding contributions are determined under the Employee Retirement Income Security Act of 1974. Specifically, MAP-21 allows the Bank to use a 25-year average discount rate within an upper and lower range rather than the current discount rate when determining its minimum funding obligation. At the time, the discount rate under MAP-21 was higher than the current discount rate, which reduced the Bank’s minimum funding obligation and expense recognized into earnings. This is due to the inverse relationship between the discount rate and the pension liability and expense - that is, the higher the discount rate, the lower the liability and expense amount. This discount rate relief was extended in 2014 when the Highway and Transportation Funding Act (HATFA) was signed into law; again extended through 2020 when the Bipartisan Budget Act of 2015 (BBA 2015) was enacted in 2015; and again extended through 2021 with the American Rescue Plan of 2021 (ARPA). The Infrastructure Investment and Jobs Act (IIJA), also known as the Bipartisan Infrastructure Law (BIL), was signed into law on November 15, 2021 which further extended this discount rate relief through 2031. However, recent increases in interest rates have significantly minimized the impact of this relief.

The following table provides details on our multiemployer Pension Plan. The funded status is calculated as the market value of plan assets divided by the funding target and reflects contributions received through the plan year ended June 30.

Pension Plan	2024	2023	2022
Net pension cost (minimum required contribution) including administrative fees, charged to compensation and benefits expense for the years ended December 31,	$10	$10	$2
Prepaid pension contributions, in other assets, as of December 31,	47	55	63
Plan funded status as of the plan years ended June 30,	112%	114%	119%
Our portion of plan funded status as of the plan years ended June 30,	135%	145%	159%
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

Consolidated obligations. For consolidated obligations with embedded options, we estimate fair values based on clustering of two pricing vendors and our internal valuation model if the instrument has vendor pricing coverage. For consolidated obligations without embedded options or no vendor pricing coverage, we use our internal valuation model only. Our internal valuation models use standard valuation techniques and estimate fair values based on the following significant inputs for those consolidated obligations carried at fair value:

•CO Curve for fixed-rate, noncallable (bullet) consolidated obligations and a spread to a benchmark swap curve for callable consolidated obligations based on price indications for callable consolidated obligations from the Office of Finance, if there is no vendor pricing coverage.

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
As of December 31, 2024
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,602	$2,602	$2,602
Federal funds sold and securities purchased under agreements to resell	27,113	27,113		$27,113
Held-to-maturity debt securities	1,666	1,662		1,657	$5
Advances	55,717	55,852		55,852
MPF Loans held in portfolio, net	13,309	12,112		12,103	9
Other assets	377	377		377
Carried at fair value on a recurring basis
Trading debt securities	3,240	3,240		3,240
Available-for-sale debt securities	24,654	24,654		24,654
Advances	130	130		130
Derivative assets	18	18		1,084		$(1,066)
Other assets	57	57		57
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	11	11			11
Financial assets	128,894	$127,828	$2,602	$126,267	$25	$(1,066)
Other nonfinancial assets	218
Assets	$129,112
Carried at amortized cost
Deposits	$(840)	$(840)		$(840)
Consolidated obligation discount notes	(36,739)	(36,738)		(36,738)
Consolidated obligation bonds	(73,469)	(72,213)		(72,213)
Mandatorily redeemable capital stock	(4)	(4)	$(4)
Other liabilities	(505)	(505)		(505)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(8,390)	(8,390)		(8,390)
Derivative liabilities	(27)	(27)		(1,421)		$1,394
Financial liabilities	(119,974)	$(118,717)	$(4)	$(120,107)	$—	$1,394
Other nonfinancial liabilities	(518)
Liabilities	$(120,492)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

As of December 31, 2023
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,604	$2,604	$2,604
Federal funds sold and securities purchased under agreements to resell	11,868	11,868		$11,868
Held-to-maturity debt securities	1,552	1,547		1,541	$6
Advances	65,171	65,208		65,208
MPF Loans held in portfolio, net	11,405	10,427		10,422	5
Other assets	426	426		426
Carried at fair value on a recurring basis
Trading debt securities	1,769	1,769		1,769
Available-for-sale debt securities	23,084	23,084		23,084
Advances	135	135		135
Derivative assets	82	82		1,082		$(1,000)
Other assets	68	68		68
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	5	5			5
Financial assets	118,169	$117,223	$2,604	$115,603	$16	$(1,000)
Other nonfinancial assets	215
Assets	$118,384
Carried at amortized cost
Deposits	$(628)	$(628)		$(628)
Consolidated obligation discount notes	(24,518)	(24,507)		(24,507)
Consolidated obligation bonds	(79,282)	(77,953)		(77,953)
Mandatorily redeemable capital stock	(83)	(83)	$(83)
Other liabilities	(591)	(591)		(591)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(3,591)	(3,591)		(3,591)
Consolidated obligation bonds	(1,107)	(1,107)		(1,107)
Derivative liabilities	(20)	(20)		(2,085)		$2,065
Financial liabilities	(109,820)	$(108,480)	$(83)	$(110,462)	$—	$2,065
Other nonfinancial liabilities	(424)
Liabilities	$(110,244)

We had no transfers between levels for the periods shown.

Level 3 Roll forward

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

The following table presents the gains (losses) in fair values of financial assets and liabilities carried at fair value under the fair value option, which are recognized in noninterest income (loss) - instruments held under the fair value option in our Statements of Income.

For the years ended December 31,	2024	2023	2022
Advances	$—	$10	$(73)
Discount notes	(2)	1	2
Bonds	—	(21)	23
Other	(1)	(1)	(8)
Noninterest income (loss) - Instruments held under the fair value option	$(3)	$(11)	$(56)

The following table reflects the difference between the aggregate UPB outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	December 31, 2024		December 31, 2023
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$140	$8,290	$145	$1,106
Fair value over (under) UPB	(10)	100	(10)	1
Fair value	$130	$8,390	$135	$1,107

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 16 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	December 31, 2024				December 31, 2023
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$6,252	$6,656	[a]	$12,908	$5,274	$7,327	[a]	$12,601
MPF delivery commitments	93	—		93	155	—		155
Advance commitments	445	—		445	1	5		6
Housing authority standby bond purchase agreements	134	388		522	91	439		530
Unsettled consolidated obligation bonds	835	—		835	10	—		10
Other	2	—		2	1	—		1
Commitments	$7,761	$7,044		$14,805	$5,532	$7,771		$13,303
a    Contains $5.9 billion and $6.4 billion of member standby letters of credit at December 31, 2024 and December 31, 2023, which were renewable annually.

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

Housing authority standby bond purchase agreements. We enter into agreements with state housing authorities within our district to provide them liquidity for a fee. Specifically, if required under the terms of the agreement, we purchase and hold a state housing authority's bonds until their designated marketing agent can find a suitable investor or the state housing authority repurchases the bond. As of December 31, 2024, these standby bond purchase commitments expire no later than 2029, although some may be renewable at our option. We purchased no bonds under these agreements during the periods presented above.

Advance commitments. We enter into forward-starting advances, which lock in a predetermined interest rate for an advance that will be funded at a future date subject to certain conditions.

MPF delivery commitments. Includes delivery commitments to purchase all MPF Loans, including MPF Loans we hold in our portfolio and MPF Loans that are subsequently sold or securitized.

Contingencies

Joint and Several Liability on Behalf of Another FHLB. We have a contingent obligation for the payment of principal and interest on consolidated obligations of all the FHLBs resulting from our joint and several liability. We did not expect to pay any additional amounts under our joint and several liability as of December 31, 2024 and December 31, 2023.

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

As of	December 31, 2024	December 31, 2023
Assets - Advances	$580	$595
Liabilities - Deposits	7	5
Equity - Capital Stock	31	28

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. These transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.

We have also, from time to time, assumed the outstanding consolidated obligations of another FHLB rather than issue new consolidated obligations. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the year ended December 31, 2024, the Bank did not assume any debt from other FHLBs. During the year ended December 31, 2023, the Bank assumed consolidated obligation discount notes with a par value of $4.32 billion from the FHLB of Atlanta with a corresponding transfer of funds to the Bank from the FHLB of Atlanta. During the year ended December 31, 2022, the Bank did not assume any debt from other FHLBs.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		By:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	March 10, 2025		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		By:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	March 10, 2025		(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Ericson	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2025
Michael A. Ericson

/s/ Virxhini Gjonzeneli	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2025
Virxhini Gjonzeneli

*/s/ Joseph Fazio III	Chairperson of the Board of Directors	March 10, 2025
Joseph Fazio III

*/s/ Michelle L. Gross	Vice Chairperson of the Board of Directors	March 10, 2025
Michelle L. Gross

*/s/ Dean A. Ahlers	Director	March 10, 2025
Dean A. Ahlers

*/s/ Kathleen Burns	Director	March 10, 2025
Kathleen Burns

*/s/ Mark J. Eppli	Director	March 10, 2025
Mark J. Eppli

*/s/ James H. Hegenbarth	Director	March 10, 2025
James H. Hegenbarth
S-1

Federal Home Loan Bank of Chicago

Signature	Title	Date

*/s/ Betsy A. Johnson	Director	March 10, 2025
Betsy A. Johnson

*/s/ Phyllis Lockett	Director	March 10, 2025
Phyllis Lockett

*/s/ David J. Loundy	Director	March 10, 2025
David J. Loundy

*/s/ Kevin L. Newell	Director	March 10, 2025
Kevin L. Newell

*/s/ Michael G. O'Rourke	Director	March 10, 2025
Michael G. O'Rourke

*/s/ John W. Pietrowicz	Director	March 10, 2025
John W. Pietrowicz

*/s/ Lois A. Scott	Director	March 10, 2025
Lois A. Scott

*/s/ Ty R. Taylor	Director	March 10, 2025
Ty R. Taylor

*/s/ Kenneth D. Thompson	Director	March 10, 2025
Kenneth D. Thompson

*/s/ Daniel G. Watts	Director	March 10, 2025
Daniel G. Watts

*/s/ Maria E. Wynne	Director	March 10, 2025
Maria E. Wynne

*/s/ Andrea L. Zopp	Director	March 10, 2025
Andrea L. Zopp

* By: /s/ Laura M. Turnquest		March 10, 2025
Laura M. Turnquest, Attorney-in-fact

S-2