Form 10-Q
period 2025-03-31
Federal Home Loan Bank of Chicago
filed 2025-05-08
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of March 31, 2025, the registrant had 33,871,715 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$23	$32
Interest-bearing deposits	2,570	2,570
Federal funds sold	6,537	4,638
Securities purchased under agreements to resell	16,500	22,475
Investment debt securities -
Trading	4,002	3,240
Available-for-sale, $25,753 and $24,687 amortized cost, includes $815 and $806 pledged as collateral that may be repledged	25,781	24,654
Held-to-maturity, $549 and $1,662 fair value	550	1,666
Investment debt securities	30,333	29,560
Advances, $147 and $130 carried at fair value	55,990	55,847
MPF Loans held in portfolio, net of $(3) and $(5) allowance for credit losses	13,532	13,320
Derivative assets	8	18
Other assets, $60 and $57 carried at fair value	641	652
net of $(8) and $(8) allowance for credit losses
Assets	$126,134	$129,112

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$179	$180
Demand and overnight - interest-bearing, $13 and $11 from other FHLBs	753	660
Deposits	932	840
Consolidated obligations, net -
Discount notes	35,083	36,739
Bonds, $540 and $8,390 carried at fair value	80,015	81,859
Consolidated obligations, net	115,098	118,598
Derivative liabilities	54	27
Affordable Housing Program liability	165	160
Mandatorily redeemable capital stock	4	4
Other liabilities	1,025	863
Liabilities	117,278	120,492
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 24 and 24 million shares issued and outstanding	2,427	2,443
Class B2 membership stock, 10 and 8 million shares issued and outstanding	956	824
Capital stock - putable, $100 and $100 par value per share	3,383	3,267
Retained earnings - unrestricted	4,324	4,269
Retained earnings - restricted	1,073	1,042
Retained earnings	5,397	5,311
Accumulated other comprehensive income (loss)	76	42
Capital	8,856	8,620
Liabilities and capital	$126,134	$129,112

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,
	2025	2024
Interest income	$1,488	$1,775
Interest expense	1,252	1,528
Net interest income	236	247
Provision for (reversal of) credit losses	(1)	—
Net interest income after provision for (reversal of) credit losses	237	247

Noninterest income (loss) -
Trading securities	24	2
Derivatives and hedging activities	(18)	15
Instruments held under the fair value option	—	(5)
MPF fees, $8 and $7 from other FHLBs	9	9
Other, net	4	3
Noninterest income (loss)	19	24

Noninterest expense -
Compensation and benefits	33	32
Nonpayroll operating expenses	24	25
Voluntary Community Investment contributions	15	6
Federal Housing Finance Agency and Office of Finance	6	5
Other, net	2	1
Noninterest expense	80	69

Income before assessments	176	202

Affordable Housing Program assessment	18	20

Net income	$158	$182

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,
	2025	2024
Net income	$158	$182

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	61	216
Net unrealized gain (loss) cash flow hedges	(27)	7
Postretirement plans	—	(2)
Other comprehensive income (loss)	34	221

Comprehensive income (loss)	$192	$403

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2024	24	$2,443	8	$824	$4,269	$1,042	$42	$8,620
Comprehensive income (loss)					127	31	34	192
Issuance of capital stock	6	561	—	—				561
Repurchases of capital stock	—	—	(4)	(445)				(445)
Transfers between classes of capital stock	(6)	(577)	6	577
Cash dividends - class B1 annualized rate and amount		9.25%			(68)			(68)
Cash dividends - class B2 annualized rate and amount				4.20%	(4)			(4)
Total change in period	—	(16)	2	132	55	31	34	236
March 31, 2025	24	$2,427	10	$956	$4,324	$1,073	$76	$8,856

December 31, 2023	26	$2,624	7	$653	$4,061	$918	$(116)	$8,140
Comprehensive income (loss)					146	36	221	403
Issuance of capital stock	6	669	—	—				669
Repurchases of capital stock	—	—	(8)	(780)				(780)
Transfers between classes of capital stock	(8)	(844)	8	844
Cash dividends - class B1 annualized rate and amount		8.75%			(71)			(71)
Cash dividends - class B2 annualized rate and amount				5.13%	(5)			(5)
Total change in period	(2)	(175)	—	64	70	36	221	216
March 31, 2024	24	$2,449	7	$717	$4,131	$954	$105	$8,356

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,	2025	2024
Operating	Net cash provided by (used in) operating activities	$(315)	$786
Investing	Net change federal funds sold	(1,899)	(3,834)
	Net change securities purchased under agreements to resell	5,975	(10,505)
	Trading debt securities -
	Proceeds from maturities and paydowns	751	—
	Purchases	(1,495)	—
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	212	246
	Purchases	(635)	(643)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	1,907	1,634
	Purchases	(791)	(627)
	Advances -
	Principal collected	547,770	334,209
	Issued	(547,660)	(328,709)
	MPF Loans held in portfolio -
	Principal collected	281	238
	Purchases	(495)	(554)
	Other investing activities	(4)	(3)
	Net cash provided by (used in) investing activities	3,917	(8,548)
Financing	Net change deposits, $2 and $(1) from other FHLBs	92	80
	Discount notes -
	Net proceeds from issuance	98,387	190,201
	Payments for maturing and retiring	(100,046)	(180,317)
	Consolidated obligation bonds -
	Net proceeds from issuance	19,185	13,462
	Payments for maturing and retiring	(21,273)	(15,461)
	Capital stock -
	Proceeds from issuance	561	669
	Repurchases	(445)	(780)
	Cash dividends paid	(72)	(76)
	Net cash provided by (used in) financing activities	(3,611)	7,779
	Net increase (decrease) in cash and due from banks	(9)	17
	Cash and due from banks at beginning of period	32	34
	Cash and due from banks at end of period	$23	$51

Supplemental	Cash activities
	Interest paid	$1,072	$1,232
	Affordable Housing Program assessments paid	12	11
	Noncash activities
	Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	31	17
	Investment securities purchased but settled in subsequent periods	311	75

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

Each FHLB is a privately-capitalized, member-owned cooperative with members from a specifically defined geographic district. Our defined geographic district is Illinois and Wisconsin. All federally insured depository institutions, insurance companies engaged in residential housing finance, credit unions and community development financial institutions located in our district are eligible to apply for membership with us. All our members are required to purchase our capital stock as a condition of membership. Our capital stock is not publicly traded, and is issued, repurchased or redeemed at par value, $100 per share, subject to certain statutory and regulatory limits. As a cooperative, we do business with our members, and former members (under limited circumstances). Specifically, we provide credit principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program.

Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (GAAP).

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited condensed financial statements and the accompanying notes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2024, included in our 2024 Annual Report on Form 10-K (2024 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

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

Basis of Presentation

The basis of presentation pertaining to our single reportable operating segment and chief operating decision-maker has not changed since we filed our 2024 Form 10-K. The basis of presentation pertaining to the consolidation of our variable interest entities has not changed since we filed our 2024 Form 10-K. The basis of presentation pertaining to our gross versus net presentation of derivative financial instruments also has not changed since we filed our 2024 Form 10-K. Refer to Note 1 - Background and Basis of Presentation to the financial statements in our 2024 Form 10-K with respect to our basis of presentation for single reportable operating segment, consolidation of variable interest entities and our gross versus net presentation of financial instruments for further details.

Note 2 – Summary of Significant Accounting Policies

Our significant accounting policies adopted through December 31, 2024, can be found in Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2024 Form 10-K.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Adopted and Issued Accounting Guidance

We adopted Accounting Standards Update No. 2023-07 Improvements to Reportable Segment Disclosures in the fourth quarter of 2024 and for interim periods thereafter.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

	Three months ended March 31,
	2025	2024
Interest income -

Trading	$28	$16

Available-for-sale	341	368

Held-to-maturity	23	23

Investment debt securities	392	407

Advances	781	1,018

MPF Loans held in portfolio	140	107
Federal funds sold	78	87
Securities purchased under agreements to resell	59	104
Interest-bearing deposits	36	52
Other	2	—

Interest income	1,488	1,775

Interest expense -

Consolidated obligations -
Discount notes	407	491
Bonds	833	1,024

Other	12	13

Interest expense	1,252	1,528

Net interest income	$236	$247

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

Trading Debt Securities

The following table presents our trading debt securities by major security type at fair value.

As of	March 31, 2025	December 31, 2024
U.S. Government & other government related	$4,000	$3,238
MBS
GSE	2	2
Trading debt securities	$4,002	$3,240

The following table presents our gains and losses on trading debt securities recorded in Trading securities on our Condensed Statements of Income.

	Three months ended March 31,
	2025	2024
Net unrealized gains (losses) on securities held at period end	$18	$2
Net realized gains (losses) on securities sold/matured during the period	6	—
Net gains (losses) on trading debt securities	$24	$2

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of March 31, 2025
U.S. Government & other government related	$2,993		$11	$(98)	$2,906
State or local housing agency	5		—	—	5
FFELP ABS	1,477		45	(3)	1,519
MBS
GSE	21,206		150	(78)	21,278
Government guaranteed	72		1	—	73
Available-for-sale debt securities	$25,753		$207	$(179)	$25,781

As of December 31, 2024
U.S. Government & other government related	$2,736		$4	$(129)	$2,611
State or local housing agency	5		—	—	5
FFELP ABS	1,510		45	(2)	1,553
MBS
GSE	20,360		137	(88)	20,409
Government guaranteed	76		—	—	76
Available-for-sale debt securities	$24,687		$186	$(219)	$24,654
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of March 31, 2025
U.S. Government & other government related	$430		$—	$(5)	$425
MBS
GSE	108		4	—	112
Government guaranteed	7		—	—	7
Other	5		—	—	5
Held-to-maturity debt securities	$550		$4	$(5)	$549

As of December 31, 2024
U.S. Government & other government related	$1,538		$2	$(7)	$1,533
MBS
GSE	115		1	—	116
Government guaranteed	8		—	—	8
Other	5		—	—	5
Held-to-maturity debt securities	$1,666		$3	$(7)	$1,662
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

	Available-for-Sale		Held-to-Maturity
As of March 31, 2025	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$494	$494	$234	$233
Due after one year through five years	821	808	39	39
Due after five years through ten years	347	349	145	141
Due after ten years	1,336	1,260	12	12
MBS and FFELP ABS	22,755	22,870	120	124
Total debt securities	$25,753	$25,781	$550	$549

As of December 31, 2024
Non MBS and FFELP ABS Year of Maturity -
Due in one year or less	$491	$490	$1,362	$1,363
Due after one year through five years	630	628	35	34
Due after five years through ten years	493	471	141	136
Due after ten years	1,127	1,027	—	—
MBS and FFELP ABS	21,946	22,038	128	129
Total debt securities	$24,687	$24,654	$1,666	$1,662

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of March 31, 2025
U.S. Government & other government related	$229	$(1)	$1,265	$(97)	$1,494	$(98)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	254	(3)	254	(3)
MBS
GSE	2,327	(8)	4,667	(70)	6,994	(78)
Government guaranteed	20	—	3	—	23	—
Available-for-sale debt securities	$2,576	$(9)	$6,194	$(170)	$8,770	$(179)

As of December 31, 2024
U.S. Government & other government related	$625	$(12)	$1,291	$(117)	$1,916	$(129)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	258	(2)	258	(2)
MBS
GSE	2,544	(9)	4,565	(79)	7,109	(88)
Government guaranteed	49	—	3	—	52	—
Available-for-sale debt securities	$3,218	$(21)	$6,122	$(198)	$9,340	$(219)

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

As of	March 31, 2025		December 31, 2024
	Par Value Amount	Weighted Average Contractual Interest Rate	Par Value Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$25,897	4.25%	$24,129	4.22%
One to two years	9,566	3.82%	10,864	3.90%
Two to three years	5,457	3.87%	5,602	3.94%
Three to four years	3,425	3.07%	3,907	3.29%
Four to five years	3,491	3.75%	3,521	3.74%
Five to fifteen years	8,004	3.34%	7,927	3.37%
More than fifteen years	504	5.13%	504	5.13%
Total	$56,344	3.92%	$56,454	3.92%

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated.

As of	March 31, 2025	December 31, 2024
Par value	$56,344	$56,454
Fair value hedging adjustments	(293)	(550)
Other adjustments	(61)	(57)
Advances	$55,990	$55,847

The following advance borrower exceeded 10% of our advances outstanding.

As of March 31, 2025	Par Value	% of Total Outstanding
The Northern Trust Company	$8,500	15.1%

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

As of	March 31, 2025	December 31, 2024
Medium term (15 years or less)	$1,373	$1,395
Long term (greater than 15 years)	11,995	11,766
Unpaid principal balance	13,368	13,161
Net premiums, credit enhancement, and/or deferred loan fees	186	186
Fair value hedging and delivery commitment basis adjustments	(19)	(22)
MPF Loans held in portfolio, before allowance for credit losses	13,535	13,325
Allowance for credit losses on MPF Loans	(3)	(5)
MPF Loans held in portfolio, net	$13,532	$13,320
Conventional mortgage loans	$12,484	$12,319
Government Loans	884	842
Unpaid principal balance	$13,368	$13,161

The above table excludes MPF Loans acquired under the MPF Xtra® and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies in our 2024 Form 10-K for information related to the accounting treatment of these off-balance sheet MPF Loan products.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 8 – Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2024 Form 10-K for further details regarding our accounting policies pertaining to allowances for credit losses.

Our allowances for credit losses are immaterial due to the nature of our credit enhancements, collateral support, and/or the credit worthiness of our counterparties. See Note 8 - Allowance for Credit Losses to the financial statements in our 2024 Form 10-K for more information.

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses on MPF Loans.

	Three months ended March 31,
For the periods ending	2025	2024
Allowance for MPF credit losses beginning balance	$5	$5
MPF credit losses charged-off	(1)	—
Provision for (reversal of) MPF for credit losses	(1)	—
Allowance for MPF credit losses ending balance	$3	$5

Allowance for Credit Losses on Community First® Fund (the Fund)

As of March 31, 2025 we had $52 million in Fund loans outstanding and at December 31, 2024 we had $51 million in Fund loans outstanding, recorded in Other assets in our Condensed Statements of Condition.

As of March 31, 2025, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans.

	Three months ended March 31,
For the periods ending	2025	2024
Allowance for Fund loan credit losses beginning balance	$8	$7
Provision for (reversal of) Fund loan for credit losses	1	—
Other	(1)	—
Allowance for Fund loan credit losses ending balance	$8	$7

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	March 31, 2025			December 31, 2024
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2021 to 2025	Prior to 2021	Total	2020 to 2024	Prior to 2020	Total
Past due 30-59 days	$30	$38	$68	$42	$37	$79
Past due 60-89 days	10	13	23	7	11	18
Past due 90 days or more	11	21	32	12	19	31
Past due	51	72	123	61	67	128
Current	8,311	4,208	12,519	10,210	2,137	12,347
Total outstanding	$8,362	$4,280	$12,642	$10,271	$2,204	$12,475

As of	March 31, 2025			December 31, 2024
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$19	$8	$27	$12	$4	$16
Serious delinquency rate	0.29%	1.64%	0.38%	0.27%	1.42%	0.34%
Past due 90 days or more and still accruing interest	$4	$13	$17	$5	$11	$16
Loans on nonaccrual status	37	—	37	33	—	33
Loans on nonaccrual status with no allowance for credit losses	23	—	23	18	—	18

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	March 31, 2025	December 31, 2024
MPF Loans held in portfolio	$88	$85
HTM securities	2	13
AFS securities	98	101
Interest-bearing deposits	8	8
Federal funds sold	1	1
Securities purchased under agreements to resell	2	3
Advances	167	166
Accrued interest receivable	$366	$377

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 9 – Derivatives and Hedging Activities

Refer to Note 2 - Summary of Significant Accounting Policies in our 2024 Form 10-K for our accounting policies for derivatives.

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

Managing Interest Rate Risk

We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate, such as the Secured Overnight Financing Rate (SOFR). We use the cash flow hedge strategy to hedge, on a "rolling" basis, our exposure to the variability in the net proceeds received from forecasted zero-coupon discount notes and the variability of cash flows associated with periodic SOFR-indexed bond issuances attributable to changes in the benchmark interest rate, by entering into interest rate swaps to mitigate such risks.

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

As of March 31, 2025, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value to the financial statements in our 2024 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

We must exchange variation margin and, for transactions executed on or after September 1, 2022, two-way initial margin, with certain of our bilateral derivative transaction counterparties. Variation margin is exchanged daily based on the marked-to-market value of the underlying transactions, and is fully collateralized with a zero unsecured threshold. Initial margin is calculated daily based on the potential future exposure of the underlying transactions, and is collateralized when our aggregate bilateral derivative transaction exposure with a counterparty exceeds a specified threshold. Unlike variation margin, which is exchanged directly between counterparties, initial margin is held with a third-party custodian and does not change ownership. The party whose custodian is holding posted collateral (the pledgor) grants a security interest in the posted collateral to its counterparty and such counterparty, as the secured party, can only take ownership of the posted collateral upon the occurrence of certain events, including bankruptcy of the pledgor. As of March 31, 2025, we pledged no investment securities (that can be sold or repledged by a counterparty) for variation margin on our bilateral derivative transactions, and we did not pledge or receive initial margin with our bilateral derivative counterparties.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2024 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $815 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at March 31, 2025. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at March 31, 2025.

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

As of	March 31, 2025			December 31, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$109,499	$874	$1,199	$108,746	$983	$1,409
Derivatives not in hedge accounting relationships-
Interest rate contracts	6,037	9	15	13,744	100	12
Mortgage delivery commitments	182	1	—	115	—	—
Other	77	—	—	86	1	—
Derivatives not in hedge accounting relationships	6,296	10	15	13,945	101	12
Gross derivatives amount before netting adjustments and cash collateral	$115,795	884	1,214	$122,691	1,084	1,421
Netting adjustments and cash collateral		(876)	(1,160)		(1,066)	(1,394)
Derivatives on Condensed Statements of Condition		$8	$54		$18	$27
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$714			$826
Cash collateral received and related accrued interest	429			498

The following table presents the noninterest income (loss) - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended March 31,
For the periods ending	2025	2024
Economic hedges -
Interest rate contracts	$(20)	$14
Mortgage delivery commitments	4	—
Other	(2)	1
Economic hedges	(18)	15
Noninterest income (loss) - Derivatives and hedging activities	$(18)	$15

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

	Derivative Assets
	As of March 31, 2025			As of December 31, 2024
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$846	$37	$883	$1,032	$52	$1,084
Netting adjustments and cash collateral	(839)	(37)	(876)	(1,018)	(48)	(1,066)
Derivatives with legal right of offset - net	7	—	7	14	4	18
Derivatives without legal right of offset	1	—	1	—	—	—
Derivatives on Condensed Statements of Condition	8	—	8	14	4	18
Net amount	$8	$—	$8	$14	$4	$18

	Derivative Liabilities
	As of March 31, 2025			As of December 31, 2024
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$1,146	$68	$1,214	$1,373	$48	$1,421
Netting adjustments and cash collateral	(1,125)	(35)	(1,160)	(1,346)	(48)	(1,394)
Derivatives with legal right of offset - net	21	33	54	27	—	27
Derivatives on Condensed Statements of Condition	21	33	54	27	—	27
Less:
Noncash collateral received or pledged and can be sold or repledged	—	33	33	—	—	—
Net amount	$21	$—	$21	$27	$—	$27

At March 31, 2025 and December 31, 2024, we had $782 million and $805 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of March 31, 2025 and December 31, 2024, we did not pledge or receive initial margin with our bilateral derivative counterparties.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in the fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of March 31, 2025 we did not have any active fair value hedges on our MPF Loans.

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$(373)	$470	$97	$617	$(475)	$142
Advances	(160)	258	98	522	(325)	197
Consolidated obligation bonds	178	(343)	(165)	(573)	204	(369)
Total	$(355)	$385	$30	$566	$(596)	$(30)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of March 31, 2025	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$22,054	$(1,492)	$137	$(1,355)
Advances	33,674	(293)	—	(293)
Consolidated obligation bonds	50,734	(1,041)	(9)	(1,050)
Other	141	—	2	2

As of December 31, 2024
Available-for-sale securities	$21,195	$(1,972)	$146	$(1,826)
Advances	33,947	(549)	—	(549)
Consolidated obligation bonds	47,670	(1,384)	(10)	(1,394)
Other	148	—	2	2

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

We are exposed to the variability in the net proceeds received from forecasted zero-coupon discount notes, and the variability of cash flows associated with periodic SOFR-indexed bond issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships on a "rolling" basis utilizing interest rate swaps to mitigate such risks. The maximum length of time over which we are hedging this exposure is 15 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. There were no deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next 12 months as of March 31, 2025.

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

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$(5)	$7	$18	$11
Bonds	(14)	1	—	—
Total	$(19)	$8	$18	$11

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2025	December 31, 2024
Consolidated obligation discount notes - carrying amount	$35,083	$36,739
Consolidated obligation discount notes - principal amount	35,243	36,921
Weighted Average Interest Rate	4.23%	4.41%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of March 31, 2025	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$39,179	3.61%	$67,458
One to two years	16,331	2.63%	8,234
Two to three years	5,271	3.29%	3,541
Three to four years	4,049	3.44%	820
Four to five years	4,316	4.39%	391
Thereafter	11,937	3.50%	639
Total par value	$81,083	3.41%	$81,083

The following table presents consolidated obligation bonds, for which we are the primary obligor, outstanding by call feature.

As of	March 31, 2025	December 31, 2024
Noncallable	$33,972	$32,933
Callable	47,111	50,237
Par value	81,083	83,170
Fair value hedging adjustments	(1,050)	(1,394)
Other adjustments	(18)	83
Consolidated obligation bonds	$80,015	$81,859

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2025, and December 31, 2024. Refer to Note 16 - Commitments and Contingencies in our 2024 Form 10-K for further details.

Par value as of	March 31, 2025			December 31, 2024
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$910,338	$244,581	$1,154,919	$863,788	$329,180	$1,192,968
FHLB Chicago as primary obligor	81,083	35,243	116,326	83,170	36,921	120,091
As a percent of the FHLB System	9%	14%	10%	10%	11%	10%

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 – Capital and Mandatorily Redeemable Capital Stock (MRCS)

Under our Capital Plan our stock consists of two sub-classes of stock, Class B1 activity stock and Class B2 membership stock (together, Class B stock), both with a par value of $100 and redeemable on five years' written notice, subject to certain conditions. Under the Capital Plan, each member is required to own capital stock in an amount equal to the greater of a membership stock requirement or an activity stock requirement. All stock that supports a member’s activity stock requirement with the Bank is classified as Class B1 activity stock. Any additional amount of stock necessary for the total amount of Class B stock held to equal a member’s minimum investment amount will be classified as Class B2 membership stock. Members purchase Class B2 membership stock to satisfy their membership stock requirement with the Bank. Stock held in excess of a member’s minimum investment requirement is classified as Class B2 excess capital stock. See Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2024 Form 10-K for further information on our capital stock and MRCS.

Minimum Capital Requirements

For details on our minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2024 Form 10-K. We complied with our minimum regulatory capital requirements as shown below.

As of	March 31, 2025		December 31, 2024
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$5,045	$8,784	$5,164	$8,582
Total regulatory capital ratio	4.00%	6.96%	4.00%	6.65%
Leverage capital	$6,307	$13,176	$6,456	$12,873
Leverage capital ratio	5.00%	10.45%	5.00%	9.97%
Risk-based capital	$1,904	$8,784	$1,845	$8,582

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

Capital Concentration

The following member(s) (including any successor) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of March 31, 2025.

As of March 31, 2025	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$343	10.1%	$—

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

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On April 22, 2025 our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 4.35% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2025. This dividend totaled $72 million (recorded as dividends on

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
capital stock) and is scheduled for payment on May 15, 2025. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Note 12 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized - Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post - Retirement Plans	Total in AOCI
Three months ended March 31, 2025
Beginning balance	$(33)	$67	$8	$42
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	61	(19)	1	43
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(8)		(8)
Noninterest expense			(1)	(1)
Ending balance	$28	$40	$8	$76

Three months ended March 31, 2024
Beginning balance	$(198)	$72	$10	$(116)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	216	18	(1)	233
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(11)		(11)
Noninterest expense			(1)	(1)
Ending balance	$18	$79	$8	$105

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 – Fair Value

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the Condensed Statements of Condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We measure instrument-specific credit risk attributable to our consolidated obligations based on our nonperformance risk, which includes the credit risk associated with the joint and several liability of other FHLBs (see Note 16 - Commitments and Contingencies in our 2024 Form 10-K). As a result, we did not recognize any instrument-specific credit risk attributable to our consolidated obligations that are carried at fair value. See Note 2 - Summary of Significant Accounting Policies in our 2024 Form 10-K for our fair value policies and Note 15 - Fair Value in our 2024 Form 10-K for our valuation techniques and significant inputs. See Note 9 - Derivatives and Hedging Activities for more information on the Netting and Cash Collateral amounts. The net carrying amount in the below table is net of any allowance for credit losses.

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
March 31, 2025
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,593	$2,593	$2,593
Federal funds sold and securities purchased under agreements to resell	23,037	23,037		$23,037
Held-to-maturity debt securities	550	549		544	$5
Advances	55,843	55,984		55,984
MPF Loans held in portfolio, net	13,523	12,558		12,541	17
Other assets	366	366		366
Carried at fair value on a recurring basis
Trading debt securities	4,002	4,002		4,002
Available-for-sale debt securities	25,781	25,781		25,781
Advances	147	147		147
Derivative assets	8	8		884		$(876)
Other assets	60	60		60
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	9	9			9
Financial assets	125,919	$125,094	$2,593	$123,346	$31	$(876)
Other nonfinancial assets	215
Assets	$126,134

Carried at amortized cost
Deposits	$(932)	$(932)		$(932)
Consolidated obligation discount notes	(35,083)	(35,078)		(35,078)
Consolidated obligation bonds	(79,475)	(78,524)		(78,524)
Mandatorily redeemable capital stock	(4)	(4)	$(4)
Other liabilities	(522)	(522)		(522)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(540)	(540)		(540)
Derivative liabilities	(54)	(54)		(1,214)		$1,160
Financial liabilities	(116,610)	$(115,654)	$(4)	$(116,810)	$—	$1,160
Other nonfinancial liabilities	(668)
Liabilities	$(117,278)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2024
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,602	$2,602	$2,602
Federal funds sold and securities purchased under agreements to resell	27,113	27,113		$27,113
Held-to-maturity debt securities	1,666	1,662		1,657	$5
Advances	55,717	55,852		55,852
MPF Loans held in portfolio, net	13,309	12,112		12,103	9
Other assets	377	377		377
Carried at fair value on a recurring basis
Trading debt securities	3,240	3,240		3,240
Available-for-sale debt securities	24,654	24,654		24,654
Advances	130	130		130
Derivative assets	18	18		1,084		$(1,066)
Other assets	57	57		57
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	11	11			11
Financial assets	128,894	$127,828	$2,602	$126,267	$25	$(1,066)
Other nonfinancial assets	218
Assets	$129,112

Carried at amortized cost
Deposits	$(840)	$(840)		$(840)
Consolidated obligation discount notes	(36,739)	(36,738)		(36,738)
Consolidated obligation bonds	(73,469)	(72,213)		(72,213)
Mandatorily redeemable capital stock	(4)	(4)	$(4)
Other liabilities	(505)	(505)		(505)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(8,390)	(8,390)		(8,390)
Derivative liabilities	(27)	(27)		(1,421)		$1,394
Financial liabilities	(119,974)	$(118,717)	$(4)	$(120,107)	$—	$1,394
Other nonfinancial liabilities	(518)
Liabilities	$(120,492)

We had no transfers between levels for the periods shown.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. Financial instruments for which we elected the fair value option along with their related fair value are shown on our Condensed Statements of Condition. Refer to Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2024 Form 10-K for further details.

The following table presents the gains (losses) in fair values of financial assets and liabilities carried at fair value under the fair value option, which are recognized in noninterest income (loss) - instruments held under the fair value option in our Condensed Statements of Income.

	Three months ended March 31,
	2025	2024
Advances	$2	$(1)
Discount notes	—	(2)
Bonds	(3)	(1)
Other	1	(1)
Noninterest income (loss) - Instruments held under the fair value option	$—	$(5)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	March 31, 2025		December 31, 2024
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$154	$540	$140	$8,290
Fair value over (under) UPB	(7)	—	(10)	100
Fair value	$147	$540	$130	$8,390

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	March 31, 2025				December 31, 2024
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$5,866	$5,967	[a]	$11,833	$6,252	$6,656	[a]	$12,908
MPF delivery commitments	147	—		147	93	—		93
Advance commitments	60	—		60	445	—		445
Housing authority standby bond purchase agreements	104	417		521	134	388		522
Unsettled consolidated obligation bonds	149	—		149	835	—		835
Other	—	—		—	2	—		2
Commitments	$6,326	$6,384		$12,710	$7,761	$7,044		$14,805
a    Contains $5.2 billion and $5.9 billion of member standby letters of credit as of March 31, 2025, and December 31, 2024, which were renewable annually.

For a description of the commitments in the table above see Note 16 - Commitments and Contingencies to the financial statements in our 2024 Form 10-K.

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

As of	March 31, 2025	December 31, 2024
Assets - Advances	$456	$580
Liabilities - Deposits	16	7
Equity - Capital Stock	27	31

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

Material transactions with other FHLBs, if any, are identified on the face of our condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Other selected data at period end
Member standby letters of credit outstanding	$11,833	$12,908	$15,549	$16,029	$12,796
MPF Loans par value outstanding - FHLB System [a]	72,740	72,205	71,308	69,955	68,532
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	20,334	20,243	20,076	19,553	19,019
Number of members	643	645	653	653	655
Total employees (full and part time)	472	481	481	482	479
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$2,092	$2,867	$3,142	$3,055	$1,977
Quarterly number of PFIs funding MPF products - FHLB System	552	607	608	583	553
MPF Loans par value amounts funded - FHLB Chicago PFIs	$530	$797	$1,042	$999	$588
Quarterly number of PFIs funding MPF products - FHLB Chicago	155	167	170	159	154
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.96%	6.65%	6.74%	6.89%	6.60%
Market value of equity to book value of equity	102%	101%	104%	101%	103%
Primary mission asset ratio [b]	71.2%	71.4%	71.6%	71.9%	71.6%
Dividend rate class B1 activity stock-period paid	9.25%	9.25%	9.25%	9.00%	8.75%
Dividend rate class B2 membership stock-period paid	4.20%	4.65%	5.13%	5.13%	5.13%
Return on average assets	0.49%	0.47%	0.40%	0.49%	0.56%
Return on average equity	7.12%	7.00%	6.12%	7.37%	8.64%
Average equity to average assets	6.88%	6.71%	6.54%	6.65%	6.48%
Net yield on average interest-earning assets	0.74%	0.75%	0.75%	0.75%	0.77%
Cash dividends	$72	$71	$71	$70	$76
Dividend payout ratio	45.57%	46.45%	54.62%	44.30%	41.76%
a    Includes all MPF products, whether on or off our balance sheet. See Mortgage Partnership Finance Program beginning on page 8 in our 2024 Form 10-K for details on our various MPF products.
b    Annual average year to date basis. The FHFA issued an advisory bulletin that provides guidance relating to a primary mission asset ratio by which the FHFA will assess each FHLB's core mission achievement. See Mission Asset Ratio on page 5 in our 2024 Form 10-K for more information.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, changes in perception, guidance, regulation, and/or legislation relating to housing finance, the FHLBs, or GSE reform; changes in the federal executive administration and the Congress; changes in our regulator or changes affecting our regulator and changes in the FHLB Act or applicable regulations or changes in their application; and the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

•general economic and market conditions, including the timing and volume of market activity, recession, prolonged inflation, unemployment rates, housing prices, the condition of the mortgage and housing markets, increased delinquencies and/or loss rates on mortgages, prolonged or delayed foreclosure processes, and the effects on, among other things, mortgage-backed securities; disruptions in the credit and debt markets and their effect on our members, future funding costs, and sources and availability of funds; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations or programs, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; impacts from various measures to stimulate the economy and help borrowers refinance home mortgages; the impact of the occurrence of a major natural or other disaster, a pandemic or other disruptive event; the impact of climate events; and the impact of trade wars or geopolitical uncertainties or conflicts;

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

•the pace of technological change and our ability to develop and support technology and information systems, including our ability to protect the security of our information systems and manage any failures, interruptions or breaches in our information systems or operations or technology services, including those provided to us through third party vendors;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors starting on page 18 in our 2024 Form 10-K.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2025 Financial Highlights

•Advances outstanding remained stable at $56.0 billion at March 31, 2025, compared to $55.8 billion at December 31, 2024.

•MPF Loans held in portfolio increased to $13.5 billion at March 31, 2025, compared to $13.3 billion at December 31, 2024, primarily attributable to new acquisition volume that outpaced paydown activity.

•Total investment debt securities increased to $30.3 billion at March 31, 2025, compared to $29.6 billion at December 31, 2024, primarily attributable to an increase in investment in U.S. Treasuries.

•Total liquid assets decreased to $25.6 billion at March 31, 2025, compared to $29.7 billion at December 31, 2024. We intend to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets decreased to $126.1 billion as of March 31, 2025, compared to $129.1 billion as of December 31, 2024, with the change mostly due to a decrease in our liquidity portfolio.

•Letters of credit commitments decreased to $11.8 billion at March 31, 2025, compared to $12.9 billion at December 31, 2025, attributable to decreased usage from our members for public unit deposits.

•We recorded net income of $158 million in the first quarter of 2025, down $24 million compared to the first quarter of 2024. The decrease was driven by interest rates declining quarter-over-quarter, decreasing net interest income. Additionally, the rise in noninterest expense from increased contributions to housing and community development initiatives also contributed to the decline in net income.

•In the first quarter of 2025, noninterest income (loss) was $19 million, a decrease of $5 million compared to the first quarter of 2024. Losses from our derivatives and hedging activities were the primary driver of this decrease, partially offset by gains from trading securities.

•In the first quarter of 2025, noninterest expense was $80 million, an increase of $11 million compared to the first quarter of 2024. The increase was primarily driven by contributions of $15 million to housing and community development initiatives, compared to $6 million for the first quarter of 2024.

•As of March 31, 2025, we remained in compliance with all our regulatory capital requirements.

Summary and Outlook

First Quarter 2025 Dividends and Dividend Guidance

On April 22, 2025, the Board of Directors declared a dividend of 9.25% (annualized) for Class B1 activity stock and a dividend of 4.35% (annualized) for Class B2 membership stock based on preliminary financial results for the first quarter of 2025. The dividend for the first quarter of 2025 will be paid by crediting members’ accounts on May 15, 2025. The Bank pays a higher dividend per share on activity stock compared to membership stock to recognize members’ support of the cooperative through the use of our products. We expect to maintain at least a 8.75% (annualized) dividend for Class B1 activity stock for the second and third quarters of 2025, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payment remains subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Ongoing Commitment to Housing and Community Development

The Bank has allocated $52 million toward its 2025 Affordable Housing Program (AHP) General Fund, to subsidize the acquisition, new construction, and/or rehabilitation of affordable rental or owner-occupied housing. The annual application round will be open May 12 through June 20, 2025.

The 2025 Downpayment Plus® (DPP®) grant programs opened February 2025 with a budget of $46 million. These programs allow participating members to help their income-eligible borrowers with down payment and closing costs of up to $10,000.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

To help members fund affordable housing and economic development needs in their communities, the Bank offers community advances at below market rates and $365 million was funded in the first quarter of 2025.

The MPF Program has an impact on housing finance and affordability. During the first quarter of 2025, 39% of mortgages purchased for investment or securitized through MPF products at the Bank were made to low-income borrowers or communities.

Additionally, the Bank has committed more than $8 million to its Community First grant programs in 2025 to target affordable housing development and expand access to financial education.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Critical Accounting Estimates

For a detailed description of our Critical Accounting Estimates see page 38 in our 2024 Form 10-K.

There have been no significant changes to our critical accounting estimates subsequent to December 31, 2024.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	March 31, 2025			March 31, 2024			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$30,029	$392	5.22%	$26,342	$407	6.18%	$57	$(72)	$(15)
Advances	67,487	781	4.63%	71,670	1,018	5.68%	(60)	(177)	(237)
MPF Loans held in portfolio	13,435	140	4.17%	11,575	107	3.70%	17	16	33
Federal funds sold	7,241	78	4.31%	6,484	87	5.37%	10	(19)	(9)
Securities purchased under agreements to resell	5,514	59	4.28%	7,714	104	5.39%	(30)	(15)	(45)
Interest-bearing deposits	3,292	36	4.37%	3,783	52	5.50%	(7)	(9)	(16)
Other interest-earning assets	62	2	12.90%	91	—	—%	—	2	2
Interest-earning assets	127,060	1,488	4.68%	127,659	1,775	5.56%	(13)	(274)	(287)
Noninterest-earning assets	1,626			1,837
Total assets	$128,686			$129,496

Consolidated obligation discount notes	38,425	407	4.24%	37,634	491	5.22%	10	(94)	(84)
Consolidated obligation bonds	77,845	833	4.28%	79,442	1,024	5.16%	(20)	(171)	(191)
Deposits and other interest-bearing liabilities	1,157	12	4.15%	933	13	5.57%	3	(4)	(1)
Interest-bearing liabilities	117,427	1,252	4.26%	118,009	1,528	5.18%	(7)	(269)	(276)
Noninterest-bearing liabilities	2,404			3,077
Total liabilities	$119,831			$121,086

Net yield on interest-earning assets	$127,060	$236	0.74%	$127,659	$247	0.77%	$(1)	$(10)	$(11)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

•Interest income from investment debt securities decreased primarily due to lower overall market interest rates in 2025 compared to 2024, partially offset by increased volume.

•Interest income from advances decreased primarily due to lower overall market interest rates in 2025 compared to 2024. To a lesser extent, a decline in volume due to depository members experiencing lower funding needs on their balance sheets, along with reduced loan demand which resulted in paydowns, also contributed to this decrease in interest income.

•Interest income from MPF Loans held in portfolio increased primarily due to new acquisition volume that outpaced paydown activity. Secondarily, the higher mortgage rate environment increasing the yield earned on new loan originations in 2025 compared to 2024 also contributed to this increase in interest income.

•Interest income from overnight federal funds sold decreased primarily due to lower overall market interest rates in 2025 compared to 2024, partially offset by increased volume.

•Interest income from securities purchased under agreements to resell decreased primarily due to a decline in volume. To a lesser extent, lower overall market interest rates in 2025 compared to 2024 also contributed to this decrease in interest income.

•Interest income from interest-bearing deposits decreased primarily due to lower overall market interest rates in 2025 compared to 2024. To a lesser extent, a decline in volume also contributed to this decrease in interest income.

•Interest expense on our consolidated obligation discount notes decreased primarily due to lower overall market interest rates in 2025 compared to 2024, partially offset by increased volume.

•Interest expense on our consolidated obligation bonds decreased primarily due to lower overall market interest rates in 2025 compared to 2024. To a lesser extent, a decline in volume also contributed to this decrease in interest expense.

•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 41.

Noninterest Income

	Three months ended March 31,
	2025	2024
Trading securities	$24	$2
Derivatives and hedging activities	(18)	15
Instruments held under the fair value option	—	(5)
MPF fees, $8 and $7 from other FHLBs	9	9
Other, net	4	3
Noninterest income (loss)	$19	$24

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Losses from our derivatives and hedging activities were the primary driver of the decrease in noninterest income (loss), partially offset by gains from trading securities.

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

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended March 31, 2025
Recorded in net interest income	$98	$97	$—	$7	$(164)	$—	$38
Recorded in derivatives and hedging activities	(2)	(17)	1	—	—	—	(18)
Recorded in trading securities	—	24	—	—	—	—	24
Recorded on instruments held under the fair value option	2	—	1	—	(3)	—	—
Total net effect gain (loss) of hedging activities	$98	$104	$2	$7	$(167)	$—	$44

Three months ended March 31, 2024
Recorded in net interest income	$197	$142	$—	$10	$(369)	$—	$(20)
Recorded in derivatives and hedging activities	3	7	5	—	—	—	15
Recorded in trading securities	—	2	—	—	—	—	2
Recorded on instruments held under the fair value option	(1)	—	(1)	(2)	(1)	—	(5)
Total net effect gain (loss) of hedging activities	$199	$151	$4	$8	$(370)	$—	$(8)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees earned for the three months ended March 31, 2025 were comparable to the first quarter of 2024.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Noninterest Expense

	Three months ended March 31,
	2025	2024
Compensation and benefits	$33	$32
Nonpayroll operating expenses	24	25
Voluntary Community Investment contributions	15	6
Federal Housing Finance Agency and Office of Finance	6	5
Other, net	2	1
Noninterest expense	$80	$69

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits for the three months ended March 31, 2025 were comparable to the first quarter of 2024. We had 472 employees as of March 31, 2025, compared to 479 employees as of March 31, 2024.

Nonpayroll operating expenses for the three months ended March 31, 2025 were comparable to the first quarter of 2024.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Voluntary Community Investment contributions for the three months ended March 31, 2025 increased compared to the first quarter of 2024, primarily due to an increase in subsidies on advances we offer at below market rates to support the local economy and community revitalization efforts in members' communities.

As required by statute, we allocate 10% of net income before assessments to fund affordable housing grants through the AHP General Fund and the DPP Programs (see Note 11 - Affordable Housing Program to the financial statements in our 2024 Form 10-K for further details.) We appreciate that additional funds would be beneficial in meeting community needs in affordable housing, as well as business and community development. For 2025, in addition to the 10% statutory allocation, our Board of Directors approved an allocation of 10% of prior year net income before assessments to discretionary funds to support our community needs. We expect to expense these funds throughout the year in our financial statements; however, the Bank’s voluntary Community Investment contributions remain subject to many factors, including progress on initiating new programs, the nature of the programs, and utilization by members. For further discussion of risks faced by the Bank, see Risk Factors starting on page 18 in our 2024 Form 10-K.

Federal Housing Finance Agency and Office of Finance expenses consist of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs.

As noted in Noninterest Income on page 40, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs, but also include income from other third party investors. These fees are designed to compensate us for the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. The following table summarizes MPF related fees and expenses.

	Three months ended March 31,
	2025	2024
MPF fees earned	$9	$9
Expenses related to MPF fees earned	8	9

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2024 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended March 31,		Balance remaining in AOCI as of
	2025	2024	March 31, 2025
Net unrealized gain (loss) available-for-sale debt securities	$61	$216	$28
Net unrealized gain (loss) cash flow hedges	(27)	7	40
Postretirement plans	—	(2)	8
Other comprehensive income (loss)	$34	$221	$76

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized gain on our AFS portfolio for 2025 was primarily driven by spreads to swaps tightening in 2025. As these securities approach maturity, we expect the net unrealized gains in our AOCI as of March 31, 2025 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for 2025 was primarily driven by the movement in market interest rates in 2025.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of March 31, 2025 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2025	December 31, 2024
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$25,630	$29,715
Investment debt securities	30,333	29,560
Advances	55,990	55,847
MPF Loans held in portfolio, net of allowance for credit losses	13,532	13,320
Other, net of allowance for credit losses	649	670
Assets	$126,134	$129,112

Consolidated obligation discount notes	$35,083	$36,739
Consolidated obligation bonds	80,015	81,859
Other	2,180	1,894
Liabilities	117,278	120,492
Capital stock	3,383	3,267
Retained earnings	5,397	5,311
Accumulated other comprehensive income (loss)	76	42
Capital	8,856	8,620
Total liabilities and capital	$126,134	$129,112

The following is an analysis of the above table and comparisons apply to March 31, 2025 compared to December 31, 2024.

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

In the first quarter of 2025, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased at the end of the first quarter of 2025 compared to year-end 2024, with the change primarily attributable to an increase in investment in U.S. Treasuries.

Advances

Advance balances remained stable at the end of the first quarter of 2025 compared to year-end 2024. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at the end of the first quarter of 2025 compared to year-end 2024, with the change primarily attributable to new acquisition volume that outpaced paydown activity. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending March 31, 2025, we maintained a liquidity position in accordance with FHFA regulations and guidance, which may be amended from time to time, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements for the foreseeable future. See Liquidity, Funding, & Capital Resources on page 50 in our 2024 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:

Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $4.4 billion as of March 31, 2025). As of March 31, 2025, our overnight liquidity was $30.1 billion or 24% of total assets, giving us an excess overnight liquidity of $25.7 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2025, we had excess liquidity of $53.9 billion to support member deposits.

Liquidity Reserves – As discussed on page 50 in the Liquidity, Funding, & Capital Resources section in our 2024 Form 10-K, the FHFA advisory bulletin on FHLB liquidity (the "Liquidity AB") requires that: (i) we hold positive cash flow assuming no access to the capital markets for a period of between ten to thirty calendar days and assuming renewal of all maturing advances, and (ii) we maintain liquidity reserves between one and 20 percent of our outstanding letter of credit commitments.

In an effort to satisfy our current liquidity requirements, we generally maintain increased balances in short-term or liquid investments. In addition, we target a minimum amount of positive cash flow for the next five calendar days at the beginning of each day. Depending on market conditions, the Liquidity AB may require the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see Risk Factors on page 18 in our 2024 Form 10-K.

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

	MPF Loans	Investment Debt Securities
As of March 31, 2025	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,953	$1,241	$309
After one year through five years	5,028	9,039	146
After five years through ten years	3,371	14,540	82
After ten years	3,016	2,383	15
Total	$13,368	$27,203	$552

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 18 in our 2024 Form 10-K.

Funding

For a discussion of our sources of funding, see Sources of Funding starting on page 54 in our 2024 Form 10-K.

Conditions in Financial Markets

The Federal Open Market Committee (FOMC) kept the target federal funds rate unchanged at a range of 4.25-4.50% as expected at both its January and March 2025 meetings. The FOMC considered potential economic effects of the policies of the new federal executive administration, particularly noting increasing uncertainty about the effects of potential tariffs at the March 2025 meeting. Officials downgraded the outlook for economic growth and slightly increased their inflation projection at the March 2025 meeting. The FOMC also announced that, beginning April 1, 2025, it will start reducing the pace of quantitative tightening to $5 billion in Treasury roll-offs per month, down from $25 billion.

Yields for U.S. Treasuries were lower for maturities 3-months and longer at the end of the first quarter of 2025 relative to the prevailing yields at the end of the fourth quarter of 2024, but rose for the 1-month maturity point over the same period. After increasing 3.1% in the third quarter of 2024, U.S. Gross Domestic Product (GDP) rose by 2.4% in the fourth quarter of 2024. According to the Department of Commerce, GDP growth in the fourth quarter of 2024 primarily reflected increases in consumer spending and government spending. The U.S. stock market declined during the first quarter of 2025. The Dow Jones Industrial Average attained a record closing high during December 2024, with the index ending the fourth quarter of 2024 at 42,544 points, but it fell to 42,002 points on March 31, 2025.

Starting in early April 2025, market volatility followed the federal executive administration’s comprehensive tariff policy announcement, although it has not impacted our ability to issue debt. Any future impact on the financial markets and the broader economy are uncertain. For a discussion of related risks, see Risk Factors starting on page 18 of the 2024 Form 10-K.

We maintained ready access to funding throughout the first quarter of 2025.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Condensed Statements of Cash Flows

Net cash flows from operating activities

Three months ended March 31,	2025	2024
Net cash provided by (used in) operating activities	$(315)	$786

In 2025, the majority of our operating cash outflows were related to cash paid to clearinghouses to settle mark-to-market positions. In 2024, the majority of our operating cash inflows were related to cash received from clearinghouses to settle mark-to-market positions and net income.

Net cash flows from investing activities with significant activity

Three months ended March 31,	2025	2024
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$4,076	$(14,339)
Investment debt securities	(51)	610
Advances	110	5,500
MPF Loans held in portfolio	(214)	(316)
Other	(4)	(3)
Net cash provided by (used in) investing activities	$3,917	$(8,548)

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

•In 2025, our net cash outflows from investment debt securities were primarily attributable to an increase in investment in U.S. Treasuries. In 2024, our net cash inflows from investment debt securities were primarily attributable to a reduction in investment in SBA securities, due to securities that matured and were not replaced.

•In 2025 and 2024, our net cash inflows for advances were attributable to depository members experiencing lower funding needs on their balance sheets along with reduced loan demand, which resulted in paydowns.

•In 2025 and 2024, our net cash outflows for MPF Loans held in portfolio were due to new acquisition volume that outpaced paydown activity.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Net cash flows from financing activities with significant activity

Three months ended March 31,	2025	2024
Consolidated obligation discount notes	$(1,659)	$9,884
Consolidated obligation bonds	(2,088)	(1,999)
Other	136	(106)
Net cash provided by (used in) financing activities	$(3,611)	$7,779

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the three months ended March 31, unless otherwise stated.

•In 2025, our net cash outflows for discount notes and bonds reflects a reduction in debt financing to match the overall decline in assets outstanding as discussed in investing activities above. In 2024, we paid down our bonds and increased our use of discount notes to align with advantageous funding opportunities. The increased borrowing on our discount notes reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above.

•In 2025, our net cash inflows for Other were primarily due to proceeds from issuance of our capital stock and cash from deposits. In 2024, our net cash outflows for Other were primarily due to repurchases of our capital stock.

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

For details on our capital stock requirements under our capital plan for year-end 2024, see Capital Resources on page 56 in our 2024 Form 10-K. Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

For details on our minimum regulatory capital requirements see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the condensed financial statements in this Form 10-Q, and Minimum Capital Requirements in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2024 Form 10-K.

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At March 31, 2025, RCAP advances outstanding totaled $10.2 billion to 64 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

Repurchase of Excess Capital Stock

Members may request repurchase of excess capital stock on any business day. Additionally, on a monthly basis, the Bank will repurchase excess capital stock held by each member or former member that exceeds certain thresholds set by the Bank. All repurchases of excess capital stock, including any future monthly repurchases, will continue until otherwise announced, but remain subject to our regulatory requirements, certain financial and capital thresholds, and prudent business practices. For details on the financial and capital thresholds relating to repurchases, see Repurchase of Excess Capital Stock on page 59 in our 2024 Form 10-K.
Capital Amounts

The following table reconciles our capital reported in our Condensed Statements of Condition to the amount of capital stock reported for regulatory purposes. MRCS is included in the calculation of the regulatory capital and leverage ratios but is recorded in liabilities in our Condensed Statements of Condition.

	March 31, 2025	December 31, 2024
Capital stock	$3,383	$3,267
Mandatorily redeemable capital stock (MRCS) recorded as a liability	4	4
Regulatory capital stock	3,387	3,271
Retained earnings	5,397	5,311
Regulatory capital	$8,784	$8,582

Capital stock	$3,383	$3,267
Retained earnings	5,397	5,311
Accumulated other comprehensive income (loss)	76	42
GAAP capital	$8,856	$8,620

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

We may not pay dividends if we fail to satisfy our minimum capital and/or liquidity requirements under the FHLB Act and FHFA regulations. On April 22, 2025, our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

4.35% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2025. This dividend totaled $72 million (recorded as dividends on capital stock) and is scheduled for payment on May 15, 2025.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend payment remains subject to declaration by our Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information on our Retained Earnings and Dividend Policy, see page 60 in our 2024 Form 10-K.

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2024 Form 10-K.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Credit Risk Management

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our members' overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information, please see Credit Risk Management starting on page 62 in our 2024 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $56.3 billion were advances (par value) and $11.8 billion were letters of credit at March 31, 2025, compared to $56.5 billion and $12.9 billion at December 31, 2024.

	March 31, 2025			December 31, 2024
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	511	$67,582	$181,480	510	$67,491	$177,577
4	10	790	856	11	2,044	2,324
5	5	120	167	5	126	168
Total	526	$68,492	$182,503	526	$69,661	$180,069

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

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by the borrower's equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan held in portfolio balance, our ability to recover losses from primary mortgage insurance, Recoverable CE Income, and the CE Amount which may include SMI. The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. For further details see Loss Structure for Credit Risk Sharing Products on page 9 in our 2024 Form 10-K, and Credit Risk Exposure and Setting Credit Enhancement Levels starting on page 65 in our 2024 Form 10-K.

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the three months ended March 31, 2025 and 2024, we purchased and concurrently delivered $0.1 billion and $0.1 billion in unpaid principal balance of these loans to Fannie Mae.

For additional details on our mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached, see Mortgage Repurchase Risk on page 67 in our 2024 Form 10-K.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Investment Debt Securities

We hold a variety of investment debt securities, mostly government backed or insured securities. There have been no material changes in the credit ratings of these securities since December 31, 2024. We believe these investments are currently low risk. For further details see Investment Debt Securities on page 69 in our 2024 Form 10-K.

Unsecured Short-Term Investments

See Unsecured Short-Term Investments on page 71 in our 2024 Form 10-K for further details on our unsecured short-term investments as well as policies and procedures to limit and monitor our unsecured credit risk exposure.

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

As of March 31, 2025	AA	A	Total
Domestic U.S.
Interest-bearing deposits	$800	$1,770	$2,570
Foreign commercial banks - federal funds sold:
Australia	1,100	—	1,100
Canada	—	1,850	1,850
Finland	412	—	412
Germany	—	275	275
Netherlands	—	1,000	1,000
Norway	900	—	900
Sweden	1,000	—	1,000
Total U.S. branches and agency offices of foreign commercial banks	3,412	3,125	6,537
Total unsecured credit exposure	$4,212	$4,895	$9,107

All $9.11 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of March 31, 2025
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$19	$(18)	$—	$1

Overcollateralized liability positions -
Bilateral derivatives -
AA	$(36)	$36	$—	$—
A	(81)	84	—	3
BBB	(410)	413	—	3
Cleared derivatives	(33)	—	815	782
Nonmember counterparties	(541)	515	815	789
Member counterparties	1	—	—	1
Total	$(540)	$515	$815	$790
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment. Changes in the regulatory environment, including regulatory priorities and areas of focus such as deregulation, have affected, and likely will continue to affect, certain aspects of the Bank's business operations, and could have impacts on the Bank's results of operations and reputation. For example, on January 20, 2025, the federal executive administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule.

Beginning in March 2025, the FHFA has rescinded several advisory bulletins (ABs) applicable to the FHLBs, including the ABs which had set out expectations related to: (i) fair lending and fair housing compliance, (ii) unfair or deceptive acts or practices compliance, (iii) climate-related risk management, (iv) diversity and inclusion examination ratings, (v) Board diversity and (vi) Board diversity data collection.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the Bank and the FHLB System. For further discussion of related risks, see Risk Factors starting on page 18 in the Bank’s 2024 Form 10-K.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Asset/Liability Management Committee and its subcommittees provide oversight of our risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 73 in our 2024 Form 10-K for further discussion on market risk.

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

	March 31, 2025		December 31, 2024
Scenario as of	Change in Market Value/Base Market Value of Equity	Loss Limit	Change in Market Value/Base Market Value of Equity	Loss Limit
-200 bp	1.3%	(8.7)%	0.9%	(8.7)%
-100 bp	0.9%	(3.9)%	0.7%	(3.9)%
-50 bp	0.5%	(1.8)%	0.4%	(1.8)%
-25 bp	0.3%	(0.9)%	0.2%	(0.9)%
+25 bp	(0.3)%	(0.9)%	(0.2)%	(0.9)%
+50 bp	(0.6)%	(1.8)%	(0.5)%	(1.8)%
+100 bp	(1.2)%	(3.9)%	(1.0)%	(3.9)%
+200 bp	(2.5)%	(8.7)%	(2.0)%	(8.7)%

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of March 31, 2025	As of December 31, 2024
Yield Curve Risk	$5	$(1)
Option Risk
Implied Volatility	(6)	7
Prepayment Speeds	—	3
Basis Risk
Spread to Swap Curve	(9)	(11)

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

As of March 31, 2025, our sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $(6) million, compared to $7 million at December 31, 2024. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	March 31, 2025	December 31, 2024
Down 200 bps	0.3	0.0
Base	1.1	0.8
Up 200 bps	1.2	0.9

As of March 31, 2025, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $138 million, and our market value of equity to book value of equity ratio was 102%, compared to $91 million and 101% at December 31, 2024. The increase in the market value of equity to book value of equity was largely a result of consolidated obligation spread widening in the markets.

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 81 in our 2024 Form 10-K.

Federal Home Loan Bank of Chicago

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any proceedings that might have a material effect on the Bank's financial condition or results of operations.
Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section starting on page 18 in our 2024 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	May 8, 2025		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		Name:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 8, 2025		(Principal Financial Officer and Principal Accounting Officer)