Form 10-Q
period 2025-06-30
Federal Home Loan Bank of Chicago
filed 2025-08-07
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025, the registrant had 36,881,411 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$25	$32
Interest-bearing deposits	2,570	2,570
Federal funds sold	6,294	4,638
Securities purchased under agreements to resell	26,600	22,475
Investment debt securities -
Trading	4,216	3,240
Available-for-sale, $27,013 and $24,687 amortized cost, includes $822 and $806 pledged as collateral that may be repledged	26,967	24,654
Held-to-maturity, $1,372 and $1,662 fair value	1,371	1,666
Investment debt securities	32,554	29,560
Advances, $148 and $130 carried at fair value	62,695	55,847
MPF Loans held in portfolio, net of $(4) and $(5) allowance for credit losses	13,905	13,320
Derivative assets	13	18
Other assets, $50 and $57 carried at fair value	660	652
net of $(9) and $(8) allowance for credit losses
Assets	$145,316	$129,112

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$205	$180
Demand and overnight - interest-bearing, $12 and $11 from other FHLBs	791	660
Deposits	996	840
Consolidated obligations, net -
Discount notes, $246 and $— carried at fair value	63,716	36,739
Bonds, $545 and $8,390 carried at fair value	70,205	81,859
Consolidated obligations, net	133,921	118,598
Derivative liabilities	77	27
Affordable Housing Program liability	168	160
Mandatorily redeemable capital stock	32	4
Other liabilities	1,001	863
Liabilities	136,195	120,492
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 27 and 24 million shares issued and outstanding	2,668	2,443
Class B2 membership stock, 10 and 8 million shares issued and outstanding	988	824
Capital stock - putable, $100 and $100 par value per share	3,656	3,267
Retained earnings - unrestricted	4,373	4,269
Retained earnings - restricted	1,104	1,042
Retained earnings	5,477	5,311
Accumulated other comprehensive income (loss)	(12)	42
Capital	9,121	8,620
Liabilities and capital	$145,316	$129,112

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income	$1,592	$1,758	$3,080	$3,533
Interest expense	1,355	1,522	2,607	3,050
Net interest income	237	236	473	483
Provision for (reversal of) credit losses	3	1	2	1
Net interest income after provision for (reversal of) credit losses	234	235	471	482

Noninterest income (loss) -
Trading securities	13	3	37	5
Derivatives and hedging activities	(2)	2	(20)	17
Instruments held under the fair value option	1	(1)	1	(6)
MPF fees, $7, $7, $15 and $14 from other FHLBs	10	9	19	18
Other, net	—	4	4	7
Noninterest income (loss)	22	17	41	41

Noninterest expense -
Compensation and benefits	33	32	66	64
Nonpayroll operating expenses	29	25	53	50
Voluntary Community Investment contributions	22	14	37	20
Federal Housing Finance Agency and Office of Finance	4	4	10	9
Other, net	1	1	3	2
Noninterest expense	89	76	169	145

Income before assessments	167	176	343	378

Affordable Housing Program assessment	16	18	34	38

Net income	$151	$158	$309	$340

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$151	$158	$309	$340

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(74)	25	(13)	241
Net unrealized gain (loss) cash flow hedges	(14)	(5)	(41)	2
Postretirement plans	—	—	—	(2)
Other comprehensive income (loss)	(88)	20	(54)	241

Comprehensive income (loss)	$63	$178	$255	$581

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
March 31, 2025	24	$2,427	10	$956	$4,324	$1,073	$76	$8,856
Comprehensive income (loss)					120	31	(88)	63
Issuance of capital stock	8	770	—	5				775
Repurchases of capital stock	—	—	(5)	(469)				(469)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(28)	—	(5)				(33)
Transfers between classes of capital stock	(5)	(501)	5	501
Cash dividends - class B1 annualized rate and amount		9.25%			(67)			(67)
Cash dividends - class B2 annualized rate and amount				4.35%	(4)			(4)
Total change in period, excl. cumulative effect	3	241	—	32	49	31	(88)	265
June 30, 2025	27	$2,668	10	$988	$4,373	$1,104	$(12)	$9,121

March 31, 2024	24	$2,449	7	$717	$4,131	$954	$105	$8,356
Comprehensive income (loss)					126	32	20	178
Issuance of capital stock	7	642	—	9				651
Repurchases of capital stock	—	—	(6)	(611)				(611)
Transfers between classes of capital stock	(6)	(595)	6	595
Cash dividends - class B1 annualized rate and amount		9.00%			(65)			(65)
Cash dividends - class B2 annualized rate and amount				5.13%	(5)			(5)
Total change in period, excl. cumulative effect	1	47	—	(7)	56	32	20	148
June 30, 2024	25	$2,496	7	$710	$4,187	$986	$125	$8,504

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2024	24	$2,443	8	$824	$4,269	$1,042	$42	$8,620
Comprehensive income (loss)					247	62	(54)	255
Issuance of capital stock	14	1,331	—	5				1,336
Repurchases of capital stock	—	—	(9)	(914)				(914)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(28)	—	(5)				(33)
Transfers between classes of capital stock	(11)	(1,078)	11	1,078
Cash dividends - class B1 annualized rate and amount		9.25%			(135)			(135)
Cash dividends - class B2 annualized rate and amount				4.28%	(8)			(8)
Total change in period	3	225	2	164	104	62	(54)	501
June 30, 2025	27	$2,668	10	$988	$4,373	$1,104	$(12)	$9,121

December 31, 2023	26	$2,624	7	$653	$4,061	$918	$(116)	$8,140
Comprehensive income (loss)					272	68	241	581
Issuance of capital stock	13	1,311	—	9				1,320
Repurchases of capital stock	—	—	(14)	(1,391)				(1,391)
Transfers between classes of capital stock	(14)	(1,439)	14	1,439
Cash dividends - class B1 annualized rate and amount		8.88%			(136)			(136)
Cash dividends - class B2 annualized rate and amount				5.13%	(10)			(10)
Total change in period	(1)	(128)	—	57	126	68	241	364
June 30, 2024	25	$2,496	7	$710	$4,187	$986	$125	$8,504

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Six months ended June 30,	2025	2024
Operating	Net cash provided by (used in) operating activities	$(222)	$1,011
Investing	Net change federal funds sold	(1,656)	36
	Net change securities purchased under agreements to resell	(4,125)	(5,605)
	Trading debt securities -
	Proceeds from maturities and paydowns	751	—
	Purchases	(1,698)	(1,737)
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	383	452
	Purchases	(1,865)	(1,756)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	1,921	1,653
	Purchases	(1,626)	(1,271)
	Advances -
	Principal collected	1,144,000	808,550
	Issued	(1,150,469)	(804,235)
	MPF Loans held in portfolio -
	Principal collected	652	523
	Purchases	(1,245)	(1,507)
	Other investing activities	(10)	(8)
	Net cash provided by (used in) investing activities	(14,987)	(4,905)
Financing	Net change deposits, $1 and $— from other FHLBs	156	174
	Discount notes -
	Net proceeds from issuance	187,935	347,286
	Payments for maturing and retiring	(161,048)	(332,497)
	Consolidated obligation bonds -
	Net proceeds from issuance	31,313	21,411
	Payments for maturing and retiring	(43,427)	(32,273)
	Capital stock -
	Proceeds from issuance	1,336	1,320
	Repurchases	(914)	(1,391)
	Cash dividends paid	(143)	(146)
	Other financing activities	(6)	1
	Net cash provided by (used in) financing activities	15,202	3,885
	Net increase (decrease) in cash and due from banks	(7)	(9)
	Cash and due from banks at beginning of period	32	34
	Cash and due from banks at end of period	$25	$25

Supplemental	Cash activities
	Interest paid	$2,136	$2,428
	Affordable Housing Program assessments paid	26	29
	Noncash activities
	Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	64	37
	Investment securities purchased but settled in subsequent periods	239	189

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Adopted and Issued Accounting Guidance

We adopted Accounting Standards Update No. 2023-07 Improvements to Reportable Segment Disclosures in the fourth quarter of 2024 and for interim and annual periods thereafter.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest income -

Trading	$35	$18	$63	$34
Available-for-sale	350	376	691	744
Held-to-maturity	11	11	34	34

Investment debt securities	396	405	788	812

Advances	856	998	1,637	2,016

MPF Loans held in portfolio	144	115	284	222
Federal funds sold	96	81	174	168
Securities purchased under agreements to resell	64	103	123	207
Interest-bearing deposits	36	54	72	106
Other	—	2	2	2

Interest income	1,592	1,758	3,080	3,533

Interest expense -

Consolidated obligations -
Discount notes	524	541	931	1,032
Bonds	816	963	1,649	1,987

Other	15	18	27	31

Interest expense	1,355	1,522	2,607	3,050

Net interest income	$237	$236	$473	$483

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

Trading Debt Securities

The following table presents our trading debt securities by major security type at fair value.

As of	June 30, 2025	December 31, 2024
U.S. Government & other government related	$4,214	$3,238
MBS
GSE	2	2
Trading debt securities	$4,216	$3,240

The following table presents our gains and losses on trading debt securities recorded in Trading securities on our Condensed Statements of Income.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net unrealized gains (losses) on securities held at period end	$12	$(13)	$30	$(11)
Net realized gains (losses) on securities sold/matured during the period	1	16	7	16
Net gains (losses) on trading debt securities	$13	$3	$37	$5

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of June 30, 2025
U.S. Government & other government related	$3,031		$13	$(85)	$2,959
State or local housing agency	5		—	—	5
FFELP ABS	1,438		40	(3)	1,475
MBS
GSE	22,125		105	(116)	22,114
Government guaranteed	414		1	(1)	414
Available-for-sale debt securities	$27,013		$159	$(205)	$26,967

As of December 31, 2024
U.S. Government & other government related	$2,736		$4	$(129)	$2,611
State or local housing agency	5		—	—	5
FFELP ABS	1,510		45	(2)	1,553
MBS
GSE	20,360		137	(88)	20,409
Government guaranteed	76		—	—	76
Available-for-sale debt securities	$24,687		$186	$(219)	$24,654
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of June 30, 2025
U.S. Government & other government related	$1,259		$2	$(3)	$1,258
MBS
GSE	104		2	—	106
Government guaranteed	4		—	—	4
Other	4		—	—	4
Held-to-maturity debt securities	$1,371		$4	$(3)	$1,372

As of December 31, 2024
U.S. Government & other government related	$1,538		$2	$(7)	$1,533
MBS
GSE	115		1	—	116
Government guaranteed	8		—	—	8
Other	5		—	—	5
Held-to-maturity debt securities	$1,666		$3	$(7)	$1,662
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

	Available-for-Sale		Held-to-Maturity
As of June 30, 2025	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Other debt securities
Due in one year or less	$498	$497	$1,034	$1,035
Due after one year through five years	824	814	48	47
Due after five years through ten years	347	351	158	157
Due after ten years	1,367	1,302	19	19
MBS and FFELP ABS	23,977	24,003	112	114
Total debt securities	$27,013	$26,967	$1,371	$1,372

As of December 31, 2024
Other debt securities
Due in one year or less	$491	$490	$1,362	$1,363
Due after one year through five years	630	628	35	34
Due after five years through ten years	493	471	141	136
Due after ten years	1,127	1,027	—	—
MBS and FFELP ABS	21,946	22,038	128	129
Total debt securities	$24,687	$24,654	$1,666	$1,662

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of June 30, 2025
U.S. Government & other government related	$377	$(1)	$1,261	$(84)	$1,638	$(85)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	249	(3)	249	(3)
MBS
GSE	4,308	(19)	5,415	(97)	9,723	(116)
Government guaranteed	272	(1)	3	—	275	(1)
Available-for-sale debt securities	$4,957	$(21)	$6,933	$(184)	$11,890	$(205)

As of December 31, 2024
U.S. Government & other government related	$625	$(12)	$1,291	$(117)	$1,916	$(129)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	258	(2)	258	(2)
MBS
GSE	2,544	(9)	4,565	(79)	7,109	(88)
Government guaranteed	49	—	3	—	52	—
Available-for-sale debt securities	$3,218	$(21)	$6,122	$(198)	$9,340	$(219)

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

As of	June 30, 2025		December 31, 2024
	Par Value Amount	Weighted Average Contractual Interest Rate	Par Value Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$35,062	4.35%	$24,129	4.22%
One to two years	7,207	3.51%	10,864	3.90%
Two to three years	5,346	3.80%	5,602	3.94%
Three to four years	3,736	3.28%	3,907	3.29%
Four to five years	3,477	3.42%	3,521	3.74%
Five to fifteen years	7,594	3.46%	7,927	3.37%
More than fifteen years	501	5.13%	504	5.13%
Total	$62,923	3.99%	$56,454	3.92%

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated.

As of	June 30, 2025	December 31, 2024
Par value	$62,923	$56,454
Fair value hedging adjustments	(162)	(550)
Other adjustments	(66)	(57)
Advances	$62,695	$55,847

The following advance borrower exceeded 10% of our advances outstanding.

As of June 30, 2025	Par Value	% of Total Outstanding
The Northern Trust Company	$8,500	13.5%

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

As of	June 30, 2025	December 31, 2024
Medium term (15 years or less)	$1,355	$1,395
Long term (greater than 15 years)	12,381	11,766
Unpaid principal balance	13,736	13,161
Net premiums, credit enhancement, and/or deferred loan fees	189	186
Fair value hedging and delivery commitment basis adjustments	(16)	(22)
MPF Loans held in portfolio, before allowance for credit losses	13,909	13,325
Allowance for credit losses on MPF Loans	(4)	(5)
MPF Loans held in portfolio, net	$13,905	$13,320
Conventional mortgage loans	$12,787	$12,319
Government Loans	949	842
Unpaid principal balance	$13,736	$13,161

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

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses on MPF Loans.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2025	2024	2025	2024

Allowance for MPF credit losses beginning balance	$3	$5	$5	$5
MPF credit losses charged-off	—	(1)	(1)	(1)
Provision for (reversal of) MPF for credit losses	1	1	—	1
Allowance for MPF credit losses ending balance	$4	$5	$4	$5

Allowance for Credit Losses on Community First® Fund (the Fund)

As of June 30, 2025 we had $56 million in Fund loans outstanding and at December 31, 2024 we had $51 million in Fund loans outstanding, recorded in Other assets in our Condensed Statements of Condition.

As of June 30, 2025, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2025	2024	2025	2024
Allowance for Fund loan credit losses beginning balance	$8	$7	$8	$7
Provision for (reversal of) Fund loan for credit losses	—	1	1	1
Other	1	—	—	—
Allowance for Fund loan credit losses ending balance	$9	$8	$9	$8

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	June 30, 2025			December 31, 2024
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2021 to 2025	Prior to 2021	Total	2020 to 2024	Prior to 2020	Total
Past due 30-59 days	$32	$36	$68	$42	$37	$79
Past due 60-89 days	8	8	16	7	11	18
Past due 90 days or more	13	20	33	12	19	31
Past due	53	64	117	61	67	128
Current	8,734	4,101	12,835	10,210	2,137	12,347
Total outstanding	$8,787	$4,165	$12,952	$10,271	$2,204	$12,475

As of	June 30, 2025			December 31, 2024
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$19	$6	$25	$12	$4	$16
Serious delinquency rate	0.27%	1.67%	0.37%	0.27%	1.42%	0.34%
Past due 90 days or more and still accruing interest	$3	$15	$18	$5	$11	$16
Loans on nonaccrual status	39	—	39	33	—	33
Loans on nonaccrual status with no allowance for credit losses	25	—	25	18	—	18

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	June 30, 2025	December 31, 2024
MPF Loans held in portfolio	$91	$85
HTM securities	10	13
AFS securities	107	101
Interest-bearing deposits	8	8
Federal funds sold	1	1
Securities purchased under agreements to resell	3	3
Advances	180	166
Accrued interest receivable	$400	$377

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

As of June 30, 2025, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value to the financial statements in our 2024 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

We must exchange variation margin and, for transactions executed on or after September 1, 2022, two-way initial margin, with certain of our bilateral derivative transaction counterparties. Variation margin is exchanged daily based on the marked-to-market value of the underlying transactions, and is fully collateralized with a zero unsecured threshold. Initial margin is calculated daily based on the potential future exposure of the underlying transactions, and is collateralized when our aggregate bilateral derivative transaction exposure with a counterparty exceeds a specified threshold. Unlike variation margin, which is exchanged directly between counterparties, initial margin is held with a third-party custodian and does not change ownership. The party whose custodian is holding posted collateral (the pledgor) grants a security interest in the posted collateral to its counterparty and such counterparty, as the secured party, can only take ownership of the posted collateral upon the occurrence of certain events, including bankruptcy of the pledgor. As of June 30, 2025, we pledged no investment securities (that can be sold or repledged by a counterparty) for variation margin on our bilateral derivative transactions, and we did not pledge or receive initial margin with our bilateral derivative counterparties.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2024 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $822 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at June 30, 2025. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at June 30, 2025.

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

As of	June 30, 2025			December 31, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$108,868	$847	$1,079	$108,746	$983	$1,409
Derivatives not in hedge accounting relationships-
Interest rate contracts	6,484	17	4	13,744	100	12
Mortgage delivery commitments	238	1	1	115	—	—
Other	101	—	1	86	1	—
Derivatives not in hedge accounting relationships	6,823	18	6	13,945	101	12
Gross derivatives amount before netting adjustments and cash collateral	$115,691	865	1,085	$122,691	1,084	1,421
Netting adjustments and cash collateral		(852)	(1,008)		(1,066)	(1,394)
Derivatives on Condensed Statements of Condition		$13	$77		$18	$27
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$547			$826
Cash collateral received and related accrued interest	390			498

The following table presents the noninterest income (loss) - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2025	2024	2025	2024
Economic hedges -
Interest rate contracts	$(5)	$6	$(25)	$20
Mortgage delivery commitments	2	(4)	6	(4)
Other	—	1	(2)	2
Economic hedges	(3)	3	(21)	18
Variation margin on derivatives	1	(1)	1	(1)
Noninterest income (loss) - Derivatives and hedging activities	$(2)	$2	$(20)	$17

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

	Derivative Assets
	As of June 30, 2025			As of December 31, 2024
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$824	$40	$864	$1,032	$52	$1,084
Netting adjustments and cash collateral	(812)	(40)	(852)	(1,018)	(48)	(1,066)
Derivatives with legal right of offset - net	12	—	12	14	4	18
Derivatives without legal right of offset	1	—	1	—	—	—
Derivatives on Condensed Statements of Condition	13	—	13	14	4	18
Net amount	$13	$—	$13	$14	$4	$18

	Derivative Liabilities
	As of June 30, 2025			As of December 31, 2024
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$978	$106	$1,084	$1,373	$48	$1,421
Netting adjustments and cash collateral	(968)	(40)	(1,008)	(1,346)	(48)	(1,394)
Derivatives with legal right of offset - net	10	66	76	27	—	27
Derivatives without legal right of offset	1	—	1	—	—	—
Derivatives on Condensed Statements of Condition	11	66	77	27	—	27
Less:
Noncash collateral received or pledged and can be sold or repledged	—	66	66	—	—	—
Net amount	$11	$—	$11	$27	$—	$27

At June 30, 2025 and December 31, 2024, we had $756 million and $805 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of June 30, 2025 and December 31, 2024, we did not pledge or receive initial margin with our bilateral derivative counterparties.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in the fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of June 30, 2025 we did not have any active fair value hedges on our MPF Loans.

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$(171)	$268	$97	$176	$(35)	$141
Advances	(35)	131	96	132	$59	191
Consolidated obligation bonds	43	(209)	(166)	(198)	$(169)	(367)
Other	—	1	1	—	1	1
Total	$(163)	$191	$28	$110	$(144)	$(34)

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$(544)	$738	$194	$793	$(510)	$283
Advances	(195)	389	194	654	(266)	388
Consolidated obligation bonds	221	(552)	(331)	(771)	35	(736)
Other	—	1	1	—	1	1
Total	$(518)	$576	$58	$676	$(740)	$(64)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of June 30, 2025	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$22,983	$(1,209)	$121	$(1,088)
Advances	33,200	(162)	—	(162)
Consolidated obligation bonds	49,062	(834)	(9)	(843)
Other	133	—	2	2

As of December 31, 2024
Available-for-sale securities	$21,195	$(1,972)	$146	$(1,826)
Advances	33,947	(549)	—	(549)
Consolidated obligation bonds	47,670	(1,384)	(10)	(1,394)
Other	148	—	2	2

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

We are exposed to the variability in the net proceeds received from forecasted zero-coupon discount notes, and the variability of cash flows associated with periodic SOFR-indexed bond issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships on a "rolling" basis utilizing interest rate swaps to mitigate such risks. The maximum length of time over which we are hedging this exposure is 15 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. There were no deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next 12 months as of June 30, 2025.

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

	Three months ended June 30, 2025		Three months ended June 30, 2024
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$(3)	$3	$5	$10
Bonds	(6)	2	1	1
Total	$(9)	$5	$6	$11

	Six months ended June 30, 2025		Six months ended June 30, 2024
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$(8)	$10	$23	$21
Bonds	(20)	3	1	1
Total	$(28)	$13	$24	$22

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2025	December 31, 2024
Consolidated obligation discount notes - carrying amount	$63,716	$36,739
Consolidated obligation discount notes - principal amount	64,046	36,921
Weighted Average Interest Rate	4.22%	4.41%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of June 30, 2025	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$29,586	3.43%	$57,352
One to two years	16,562	2.80%	9,472
Two to three years	4,961	3.34%	2,840
Three to four years	3,904	3.54%	419
Four to five years	3,973	4.20%	334
Thereafter	12,069	3.56%	638
Total par value	$71,055	3.35%	$71,055

The following table presents consolidated obligation bonds, for which we are the primary obligor, outstanding by call feature.

As of	June 30, 2025	December 31, 2024
Noncallable	$21,369	$32,933
Callable	49,686	50,237
Par value	71,055	83,170
Fair value hedging adjustments	(843)	(1,394)
Other adjustments	(7)	83
Consolidated obligation bonds	$70,205	$81,859

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2025, and December 31, 2024. Refer to Note 16 - Commitments and Contingencies in our 2024 Form 10-K for further details.

Par value as of	June 30, 2025			December 31, 2024
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$902,342	$329,785	$1,232,127	$863,788	$329,180	$1,192,968
FHLB Chicago as primary obligor	71,055	64,046	135,101	83,170	36,921	120,091
As a percent of the FHLB System	8%	19%	11%	10%	11%	10%

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

As of	June 30, 2025		December 31, 2024
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$5,813	$9,165	$5,164	$8,582
Total regulatory capital ratio	4.00%	6.31%	4.00%	6.65%
Leverage capital	$7,266	$13,747	$6,456	$12,873
Leverage capital ratio	5.00%	9.46%	5.00%	9.97%
Risk-based capital	$1,980	$9,165	$1,845	$8,582

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

Capital Concentration

There were no member(s) (including any successor) that had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of June 30, 2025.

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

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On July 31, 2025 our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 4.35% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2025. This dividend totaled $78 million (recorded as dividends on capital stock) and is scheduled for payment on August 15, 2025. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized - Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post - Retirement Plans	Total in AOCI
Three months ended June 30, 2025
Beginning balance	$28	$40	$8	$76
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(74)	(9)	—	(83)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(5)		(5)
Ending balance	$(46)	$26	$8	$(12)

Three months ended June 30, 2024
Beginning balance	$18	$79	$8	$105
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	25	6	—	31
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(11)		(11)
Ending balance	$43	$74	$8	$125

Six months ended June 30, 2025
Beginning balance	$(33)	$67	$8	$42
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(13)	(28)	1	(40)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(13)		(13)
Noninterest expense			(1)	(1)
Ending balance	$(46)	$26	$8	$(12)

Six months ended June 30, 2024
Beginning balance	$(198)	$72	$10	$(116)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	241	24	(1)	264
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(22)		(22)
Noninterest expense			(1)	(1)
Ending balance	$43	$74	$8	$125

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
June 30, 2025
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,595	$2,595	$2,595
Federal funds sold and securities purchased under agreements to resell	32,894	32,894		$32,894
Held-to-maturity debt securities	1,371	1,372		1,368	$4
Advances	62,547	62,670		62,670
MPF Loans held in portfolio, net	13,893	12,911		12,895	16
Other assets	400	400		400
Carried at fair value on a recurring basis
Trading debt securities	4,216	4,216		4,216
Available-for-sale debt securities	26,967	26,967		26,967
Advances	148	148		148
Derivative assets	13	13		865		$(852)
Other assets	50	50		50
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	12	12			12
Financial assets	145,106	$144,248	$2,595	$142,473	$32	$(852)
Other nonfinancial assets	210
Assets	$145,316

Carried at amortized cost
Deposits	$(996)	$(996)		$(996)
Consolidated obligation discount notes	(63,470)	(63,466)		(63,466)
Consolidated obligation bonds	(69,660)	(68,704)		(68,704)
Mandatorily redeemable capital stock	(32)	(32)	$(32)
Other liabilities	(567)	(567)		(567)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(246)	(246)		(246)
Consolidated obligation bonds	(545)	(545)		(545)
Derivative liabilities	(77)	(77)		(1,085)		$1,008
Financial liabilities	(135,593)	$(134,633)	$(32)	$(135,609)	$—	$1,008
Other nonfinancial liabilities	(602)
Liabilities	$(136,195)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2024
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,602	$2,602	$2,602
Federal funds sold and securities purchased under agreements to resell	27,113	27,113		$27,113
Held-to-maturity debt securities	1,666	1,662		1,657	$5
Advances	55,717	55,852		55,852
MPF Loans held in portfolio, net	13,309	12,112		12,103	9
Other assets	377	377		377
Carried at fair value on a recurring basis
Trading debt securities	3,240	3,240		3,240
Available-for-sale debt securities	24,654	24,654		24,654
Advances	130	130		130
Derivative assets	18	18		1,084		$(1,066)
Other assets	57	57		57
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	11	11			11
Financial assets	128,894	$127,828	$2,602	$126,267	$25	$(1,066)
Other nonfinancial assets	218
Assets	$129,112

Carried at amortized cost
Deposits	$(840)	$(840)		$(840)
Consolidated obligation discount notes	(36,739)	(36,738)		(36,738)
Consolidated obligation bonds	(73,469)	(72,213)		(72,213)
Mandatorily redeemable capital stock	(4)	(4)	$(4)
Other liabilities	(505)	(505)		(505)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(8,390)	(8,390)		(8,390)
Derivative liabilities	(27)	(27)		(1,421)		$1,394
Financial liabilities	(119,974)	$(118,717)	$(4)	$(120,107)	$—	$1,394
Other nonfinancial liabilities	(518)
Liabilities	$(120,492)

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Advances	$2	$—	$4	$(1)
Discount notes	—	—	—	(2)
Bonds	—	—	(3)	(1)
Other	(1)	(1)	—	(2)
Noninterest income (loss) - Instruments held under the fair value option	$1	$(1)	$1	$(6)

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	June 30, 2025		December 31, 2024
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$154	$540	$140	$8,290
Fair value over (under) UPB	(6)	5	(10)	100
Fair value	$148	$545	$130	$8,390

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	June 30, 2025				December 31, 2024
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$6,873	$7,110	[a]	$13,983	$6,252	$6,656	[a]	$12,908
MPF delivery commitments	187	—		187	93	—		93
Advance commitments	222	—		222	445	—		445
Housing authority standby bond purchase agreements	153	366		519	134	388		522
Unsettled consolidated obligation bonds	421	—		421	835	—		835
Other	—	—		—	2	—		2
Commitments	$7,856	$7,476		$15,332	$7,761	$7,044		$14,805
a    Contains $6.1 billion and $5.9 billion of member standby letters of credit as of June 30, 2025, and December 31, 2024, which were renewable annually.

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

As of	June 30, 2025	December 31, 2024
Assets - Advances	$317	$580
Liabilities - Deposits	10	7
Equity - Capital Stock	17	31

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Other selected data at period end
Member standby letters of credit outstanding	$13,983	$11,833	$12,908	$15,549	$16,029
MPF Loans par value outstanding - FHLB System [a]	74,418	72,740	72,205	71,308	69,955
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	20,584	20,334	20,243	20,076	19,553
Number of members	635	643	645	653	653
Total employees (full and part time)	478	472	481	481	482
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$3,525	$2,092	$2,867	$3,142	$3,055
Quarterly number of PFIs funding MPF products - FHLB System	610	552	607	608	583
MPF Loans par value amounts funded - FHLB Chicago PFIs	$794	$530	$797	$1,042	$999
Quarterly number of PFIs funding MPF products - FHLB Chicago	162	155	167	170	159
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.31%	6.96%	6.65%	6.74%	6.89%
Market value of equity to book value of equity	101%	102%	101%	104%	101%
Primary mission asset ratio [b]	71.6%	71.2%	71.4%	71.6%	71.9%
Dividend rate class B1 activity stock-period paid	9.25%	9.25%	9.25%	9.25%	9.00%
Dividend rate class B2 membership stock-period paid	4.35%	4.20%	4.65%	5.13%	5.13%
Return on average assets	0.44%	0.49%	0.47%	0.40%	0.49%
Return on average equity	6.78%	7.12%	7.00%	6.12%	7.37%
Average equity to average assets	6.49%	6.88%	6.71%	6.54%	6.65%
Net yield on average interest-earning assets	0.70%	0.74%	0.75%	0.75%	0.75%
Cash dividends	$71	$72	$71	$71	$70
Dividend payout ratio	47.02%	45.57%	46.45%	54.62%	44.30%
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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2025 Financial Highlights

•Advances outstanding increased to $62.7 billion at June 30, 2025, compared to $55.8 billion at December 31, 2024, primarily attributable to increased borrowings from insurance company and depository members.

•MPF Loans held in portfolio increased to $13.9 billion at June 30, 2025, compared to $13.3 billion at December 31, 2024, primarily attributable to new acquisition volume that outpaced paydown activity.

•Total investment debt securities increased to $32.6 billion at June 30, 2025, compared to $29.6 billion at December 31, 2024, primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

•Total liquid assets increased to $35.5 billion at June 30, 2025, compared to $29.7 billion at December 31, 2024. We intend to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $145.3 billion as of June 30, 2025, compared to $129.1 billion as of December 31, 2024, mainly due to increased volume in advances and liquidity.

•Letters of credit commitments increased to $14.0 billion at June 30, 2025, compared to $12.9 billion at December 31, 2025, attributable to increased usage from members for public unit deposits.

•We recorded net income of $151 million in the second quarter of 2025, down $7 million compared to the second quarter of 2024. The decline was primarily driven by higher noninterest expense, largely due to increased contributions to housing and community development initiatives. This was partially offset by an increase in noninterest income from gains on trading securities.

•In the second quarter of 2025, noninterest income (loss) was $22 million, up $5 million compared to the second quarter of 2024, primarily driven by gains on trading securities.

•In the second quarter of 2025, noninterest expense was $89 million, up $13 million compared to the second quarter of 2024, primarily driven by contributions of $22 million to housing and community development initiatives, compared to $14 million for the second quarter of 2024.

•As of June 30, 2025, we remained in compliance with all our regulatory capital requirements.

Summary and Outlook

Second Quarter 2025 Dividends and Dividend Guidance

On July 31, 2025, the Board of Directors declared a dividend of 9.25% (annualized) for Class B1 activity stock and a dividend of 4.35% (annualized) for Class B2 membership stock based on preliminary financial results for the second quarter of 2025. The dividend for the second quarter of 2025 will be paid by crediting members’ accounts on August 15, 2025. The Bank pays a higher dividend per share on activity stock compared to membership stock to recognize members’ support of the cooperative through the use of our products. We expect to maintain at least an 8.75% (annualized) dividend for Class B1 activity stock for the third and fourth quarters of 2025, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payment remains subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Housing and Community Development

Statutory Affordable Housing Program (AHP) Assessments: The Bank commits 10% of its income before assessments to support the affordable housing and community development needs of communities served by its members as required by regulation. As of June 30, 2025, we accrued $34 million to our AHP pool of funds.

Voluntary Housing and Community Development Contributions: In addition to the Bank's statutory AHP assessments, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities to

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

increase funding available to our members. During the first half of 2025, the Bank contributed $8 million toward community investment grants and $25 million in subsidies supporting our Community Advances and loans.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	June 30, 2025			June 30, 2024			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$31,006	$396	5.11%	$26,149	$405	6.20%	$75	$(84)	$(9)
Advances	73,755	856	4.64%	70,046	998	5.70%	53	(195)	(142)
MPF Loans held in portfolio	13,720	144	4.20%	12,065	115	3.81%	16	13	29
Federal funds sold	8,779	96	4.37%	6,042	81	5.36%	37	(22)	15
Securities purchased under agreements to resell	5,839	64	4.38%	7,729	103	5.33%	(25)	(14)	(39)
Interest-bearing deposits	3,179	36	4.53%	3,853	54	5.61%	(9)	(9)	(18)
Other interest-earning assets	67	—	—%	72	2	11.11%	—	(2)	(2)
Interest-earning assets	136,345	1,592	4.67%	125,956	1,758	5.58%	147	(313)	(166)
Noninterest-earning assets	1,597			1,792
Total assets	$137,942			$127,748

Consolidated obligation discount notes	49,312	524	4.25%	41,217	541	5.25%	106	(123)	(17)
Consolidated obligation bonds	75,845	816	4.30%	73,704	963	5.23%	29	(176)	(147)
Deposits and other interest-bearing liabilities	1,283	15	4.68%	1,141	18	6.31%	2	(5)	(3)
Interest-bearing liabilities	126,440	1,355	4.29%	116,062	1,522	5.25%	137	(304)	(167)
Noninterest-bearing liabilities	2,543			3,108
Total liabilities	$128,983			$119,170

Net yield on interest earning assets	$136,345	$237	0.70%	$125,956	$236	0.75%	$18	$(17)	$1

For the six months ended
Investment debt securities	$30,517	$788	5.16%	$26,245	$812	6.19%	$133	$(157)	$(24)
Advances	70,621	1,637	4.64%	70,858	2,016	5.69%	(8)	(371)	(379)
MPF Loans held in portfolio	13,578	284	4.18%	11,820	222	3.76%	33	29	62
Federal funds sold	8,010	174	4.34%	6,263	168	5.36%	47	(41)	6
Securities purchased under agreements to resell	5,676	123	4.33%	7,722	207	5.36%	(55)	(29)	(84)
Interest-bearing deposits	3,235	72	4.45%	3,818	106	5.55%	(16)	(18)	(34)
Other interest-earning assets	64	2	6.25%	82	2	4.88%	—	—	—
Interest-earning assets	131,701	3,080	4.68%	126,808	3,533	5.57%	134	(587)	(453)
Noninterest-earning assets	1,613			1,814
Total assets	$133,314			$128,622

Consolidated obligation discount notes	43,869	931	4.24%	39,425	1,032	5.24%	118	(219)	(101)
Consolidated obligation bonds	76,845	1,649	4.29%	76,573	1,987	5.19%	8	(346)	(338)
Deposits and other interest-bearing liabilities	1,220	27	4.43%	1,037	31	5.98%	5	(9)	(4)
Interest-bearing liabilities	121,934	2,607	4.28%	117,035	3,050	5.21%	131	(574)	(443)
Noninterest-bearing liabilities	2,473			3,093
Total liabilities	$124,407			$120,128

Net yield on interest-earning assets	$131,701	$473	0.72%	$126,808	$483	0.76%	$16	$(26)	$(10)

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

•Interest income from investment debt securities decreased due to lower overall market interest rates in 2025 compared to 2024, partially offset by increased volume.

•Interest income from advances decreased primarily due to lower overall market interest rates in 2025 compared to 2024.

•Interest income from MPF Loans held in portfolio increased primarily due to new acquisition volume that outpaced paydown activity. Secondarily, the new loans acquired were originated at higher mortgage rates than the loans paid down, increasing the yield earned in 2025 compared to 2024.

•Interest income from overnight federal funds sold increased due to increased volume, despite lower overall market interest rates in 2025 compared to 2024.

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

Noninterest Income

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Trading securities	$13	$3	$37	$5
Derivatives and hedging activities	(2)	2	(20)	17
Instruments held under the fair value option	1	(1)	1	(6)
MPF fees, $7, $7, $15 and $14 from other FHLBs	10	9	19	18
Other, net	—	4	4	7
Noninterest income (loss)	$22	$17	$41	$41

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Noninterest income (loss) increased for the three months ended June 30, 2025, primarily due to gains on trading securities. Noninterest income (loss) for the six months ended June 30, 2025 was comparable to the comparable prior period in 2024.

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

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended June 30, 2025
Recorded in net interest income	$96	$97	$1	$3	$(164)	$1	$34
Recorded in derivatives and hedging activities	—	(4)	1	—	—	1	(2)
Recorded in trading securities	—	13	—	—	—	—	13
Recorded on instruments held under the fair value option	2	—	(1)	—	—	—	1
Total net effect gain (loss) of hedging activities	$98	$106	$1	$3	$(164)	$2	$46

Three months ended June 30, 2024
Recorded in net interest income	$191	$141	$1	$9	$(366)	$(1)	$(25)
Recorded in derivatives and hedging activities	2	3	(1)	—	—	(2)	2
Recorded in trading securities	—	4	—	—	—	—	4
Recorded on instruments held under the fair value option	—	—	(1)	—	—	—	(1)
Total net effect gain (loss) of hedging activities	$193	$148	$(1)	$9	$(366)	$(3)	$(20)

Six months ended June 30, 2025
Recorded in net interest income	$194	$194	$1	$10	$(328)	$1	$72
Recorded in derivatives and hedging activities	(2)	(21)	2	—	—	1	(20)
Recorded in trading securities	—	37	—	—	—	—	37
Recorded on instruments held under the fair value option	4	—	—	—	(3)	—	1
Total net effect gain (loss) of hedging activities	$196	$210	$3	$10	$(331)	$2	$90

Six months ended June 30, 2024
Recorded in net interest income	$388	$283	$1	$19	$(735)	$(1)	$(45)
Recorded in derivatives and hedging activities	5	10	4	—	—	(2)	17
Recorded in trading securities	—	6	—	—	—	—	6
Recorded on instruments held under the fair value option	(1)	—	(2)	(2)	(1)	—	(6)
Total net effect gain (loss) of hedging activities	$392	$299	$3	$17	$(736)	$(3)	$(28)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees earned for the three and six months ended June 30, 2025 were comparable to the comparable prior periods in 2024.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Compensation and benefits	$33	$32	$66	$64
Nonpayroll operating expenses	29	25	53	50
Voluntary Community Investment contributions	22	14	37	20
Federal Housing Finance Agency and Office of Finance	4	4	10	9
Other, net	1	1	3	2
Noninterest expense	$89	$76	$169	$145

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits for the three and six months ended June 30, 2025 were comparable to the comparable prior periods in 2024. We had 478 employees as of June 30, 2025, compared to 482 employees as of June 30, 2024.

Nonpayroll operating expenses for the three and six months ended June 30, 2025 increased compared to the comparable prior periods in 2024, as we continued our planned investment in information technology, specifically applications, infrastructure, and resiliency.

Voluntary Community Investment contributions for the three and six months ended June 30, 2025 increased compared to 2024, primarily due to an increase in subsidies on advances we offer at below market rates to support the local economy and community revitalization efforts in members' communities.

As required by statute, we allocate 10% of net income before assessments to fund affordable housing grants through the AHP General Fund and the Downpayment Plus® (DPP®) Programs (see Note 11 - Affordable Housing Program to the financial statements in our 2024 Form 10-K for further details.) We appreciate that additional funds would be beneficial in meeting community needs in affordable housing, as well as business and community development. For 2025, in addition to the 10% statutory allocation, our Board of Directors approved an allocation of 10% of prior year net income before assessments to discretionary funds to support our community needs. We expect to expense these funds throughout the year in our financial statements; however, the Bank’s voluntary Community Investment contributions remain subject to many factors, including progress on initiating new programs, the nature of the programs, and utilization by members. For further discussion of risks faced by the Bank, see Risk Factors starting on page 18 in our 2024 Form 10-K.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
MPF fees earned	$10	$9	$19	$18
Expenses related to MPF fees earned	8	8	16	17

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2024 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,		Balance remaining in AOCI as of
	2025	2024	2025	2024	June 30, 2025
Net unrealized gain (loss) available-for-sale debt securities	$(74)	$25	$(13)	$241	$(46)
Net unrealized gain (loss) cash flow hedges	(14)	(5)	(41)	2	26
Postretirement plans	—	—	—	(2)	8
Other comprehensive income (loss)	$(88)	$20	$(54)	$241	$(12)

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on AFS securities for the three and six months ended June 30, 2025 was primarily driven by spreads to swaps widening in 2025. The net unrealized gain on AFS securities for the three and six months ended June 30, 2024 was primarily driven by spreads to swaps tightening in 2024. As these securities approach maturity, we expect the net unrealized losses in our AOCI as of June 30, 2025 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for the three and six months ended June 30, 2025 was primarily driven by the movement in market interest rates in 2025. The net unrealized loss on cash flow hedges for the three months ended June 30, 2024 was primarily driven by the movement in long term market interest rates in 2024. The net unrealized gain on cash flow hedges for the six months ended June 30, 2024 was primarily driven by higher overall long term market interest rates in 2024.

Postretirement plans

The loss on postretirement plans for the six months ended June 30, 2024 was primarily due to an actuarial adjustment resulting from a slight decrease in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of June 30, 2025 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	June 30, 2025	December 31, 2024
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$35,489	$29,715
Investment debt securities	32,554	29,560
Advances	62,695	55,847
MPF Loans held in portfolio, net of allowance for credit losses	13,905	13,320
Other, net of allowance for credit losses	673	670
Assets	$145,316	$129,112

Consolidated obligation discount notes	$63,716	$36,739
Consolidated obligation bonds	70,205	81,859
Other	2,274	1,894
Liabilities	136,195	120,492
Capital stock	3,656	3,267
Retained earnings	5,477	5,311
Accumulated other comprehensive income (loss)	(12)	42
Capital	9,121	8,620
Total liabilities and capital	$145,316	$129,112

The following is an analysis of the above table and comparisons apply to June 30, 2025 compared to December 31, 2024.

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

In the second quarter of 2025, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased at the end of the second quarter of 2025 compared to year-end 2024, primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

Advances

Advances increased at the end of the second quarter of 2025 compared to year-end 2024, primarily attributable to increased borrowings from insurance company and depository members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at the end of the second quarter of 2025 compared to year-end 2024, primarily attributable to new acquisition volume that outpaced paydown activity. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending June 30, 2025, we maintained a liquidity position in accordance with FHFA regulations and guidance, which may be amended from time to time, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements for the foreseeable future. See Liquidity, Funding, & Capital Resources on page 50 in our 2024 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:

Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $5.1 billion as of June 30, 2025). As of June 30, 2025, our overnight liquidity was $41.6 billion or 29% of total assets, giving us an excess overnight liquidity of $36.5 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2025, we had excess liquidity of $61.1 billion to support member deposits.

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

	MPF Loans	Investment Debt Securities
As of June 30, 2025	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$2,203	$1,297	$1,102
After one year through five years	5,239	9,920	151
After five years through ten years	3,333	14,553	100
After ten years	2,961	2,421	19
Total	$13,736	$28,191	$1,372

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 18 in our 2024 Form 10-K.

Funding

For a discussion of our sources of funding, see Sources of Funding starting on page 54 in our 2024 Form 10-K.

Conditions in Financial Markets

The federal executive administration’s tariff announcements in early April 2025 led to market volatility at the start of the second quarter of 2025. Subsequent tariff announcements, delays, and geopolitical events further contributed to persistent market turbulence in the second quarter of 2025. As expected, the Federal Open Market Committee (FOMC) kept the target federal funds rate unchanged at a range of 4.25-4.50% at both its May and June 2025 meetings, noting the committee’s patient approach regarding any potential future rate cuts.

Relative to the prevailing yields at the end of the first quarter 2025, yields for U.S. Treasuries at the end of the second quarter of 2025 were generally lower. After increasing 2.4% in the fourth quarter of 2024, U.S. Gross Domestic Product (GDP) declined by 0.5% in the first quarter of 2025. According to the Department of Commerce, the downturn in GDP in the first quarter primarily reflected an increase in imports and a decrease in government spending. The U.S. stock market rose during the second quarter of 2025. The Dow Jones Industrial Average was 44,095 points on June 30, 2025, versus 42,002 points on March 31, 2025.

In May 2025, Moody’s Ratings (Moody’s) downgraded the long-term senior unsecured debt ratings of the FHLB System to Aa1 from Aaa and changed the outlook on the ratings to stable from negative, reflecting the downgrade by Moody’s in the same month of the United States government’s long-term issuer and senior unsecured ratings to Aa1 with a stable outlook from Aaa with a negative outlook. The Bank's long-term deposit rating was also downgraded to Aa1 from Aaa with outlook changing to stable from negative. As discussed in Risk Factors on page 18 of the 2024 Form 10-K, rating agency actions could result in disruptions in the capital markets and increased cost of funds, which could have an adverse impact on the Bank's cost of funding, letters of credit, and overall impacts on liquidity. The recent downgrade by Moody’s did not impact any current obligations of the Bank or its members, nor did it have an impact on the Bank's cost of funding, access to liquidity or the Bank's financial condition and results of operations. We maintained ready access to funding throughout the second quarter of 2025.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Condensed Statements of Cash Flows

Net cash flows from operating activities

Six months ended June 30,	2025	2024
Net cash provided by (used in) operating activities	$(222)	$1,011

In 2025, the majority of our operating cash outflows were related to cash paid to clearinghouses to settle mark-to-market positions. In 2024, the majority of our operating cash inflows were related to cash received from clearinghouses to settle mark-to-market positions and net income.

Net cash flows from investing activities with significant activity

Six months ended June 30,	2025	2024
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$(5,781)	$(5,569)
Investment debt securities	(2,134)	(2,659)
Advances	(6,469)	4,315
MPF Loans held in portfolio	(593)	(984)
Other	(10)	(8)
Net cash provided by (used in) investing activities	$(14,987)	$(4,905)

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

•In 2025 and 2024, our net cash outflows from investment debt securities were primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

•In 2025, our net cash outflows from advances were primarily attributable to increased borrowings from insurance company and depository members. In 2024, our net cash inflows for advances were attributable to depository members experiencing lower funding needs on their balance sheets along with reduced loan demand, which resulted in paydowns.

•In 2025 and 2024, our net cash outflows for MPF Loans held in portfolio were due to new acquisition volume that outpaced paydown activity.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Net cash flows from financing activities with significant activity

Six months ended June 30,	2025	2024
Consolidated obligation discount notes	$26,887	$14,789
Consolidated obligation bonds	(12,114)	(10,862)
Other	429	(42)
Net cash provided by (used in) financing activities	$15,202	$3,885

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the six months ended June 30, unless otherwise stated.

•In 2025 and 2024, bonds matured or were called without being replaced, and we increased our use of discount notes to replace this funding. The increased borrowing on our discount notes also reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above.

•In 2025, our net cash inflows for Other were primarily due to proceeds from issuance of our capital stock. In 2024, our net cash outflows for Other was primarily due to cash dividends paid and repurchases of our capital stock.

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

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At June 30, 2025, RCAP advances outstanding totaled $11.7 billion to 64 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

	June 30, 2025	December 31, 2024
Capital stock	$3,656	$3,267
Mandatorily redeemable capital stock (MRCS) recorded as a liability	32	4
Regulatory capital stock	3,688	3,271
Retained earnings	5,477	5,311
Regulatory capital	$9,165	$8,582

Capital stock	$3,656	$3,267
Retained earnings	5,477	5,311
Accumulated other comprehensive income (loss)	(12)	42
GAAP capital	$9,121	$8,620

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

We may not pay dividends if we fail to satisfy our minimum capital and/or liquidity requirements under the FHLB Act and FHFA regulations. On July 31, 2025, our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 4.35% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2025. This dividend totaled $78 million (recorded as dividends on capital stock) and is scheduled for payment on August 15, 2025.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $62.9 billion were advances (par value) and $14.0 billion were letters of credit at June 30, 2025, compared to $56.5 billion and $12.9 billion at December 31, 2024.

	June 30, 2025			December 31, 2024
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	510	$76,356	$186,603	510	$67,491	$177,577
4	9	669	738	11	2,044	2,324
5	5	247	306	5	126	168
Total	524	$77,272	$187,647	526	$69,661	$180,069

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

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by the borrower's equity, which represents the fair value of the underlying property in excess of the outstanding MPF Loan held in portfolio balance, our ability to recover losses from primary mortgage insurance, Recoverable CE Income, and the CE Amount which may include supplemental mortgage insurance (SMI). The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. For further details see Loss Structure for Credit Risk Sharing Products on page 9 in our 2024 Form 10-K, and Credit Risk Exposure and Setting Credit Enhancement Levels starting on page 65 in our 2024 Form 10-K.

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the six months ended June 30, 2025 and 2024, we purchased and concurrently delivered $0.3 billion and $0.3 billion in unpaid principal balance of these loans to Fannie Mae.

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

As of June 30, 2025	AA	A	Total
Domestic U.S.
Interest-bearing deposits	$800	$1,770	$2,570
Total Domestic U.S.	800	1,770	2,570
Foreign commercial banks - federal funds sold:
Australia	1,100	—	1,100
Canada	—	2,250	2,250
Finland	459	—	459
France	—	235	235
Germany	—	350	350
Japan	—	700	700
Netherlands	—	450	450
Norway	250	—	250
Sweden	500	—	500
Total U.S. branches and agency offices of foreign commercial banks	2,309	3,985	6,294
Total unsecured credit exposure	$3,109	$5,755	$8,864

All $8.86 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of June 30, 2025
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$17	$(16)	$—	$1
Overcollateralized liability positions -
Bilateral derivatives -
AA	$(29)	$30	$—	$1
A	(84)	89	—	5
BBB	(359)	364	—	5
Cleared derivatives	(66)	—	822	756
Nonmember counterparties	(521)	467	822	768
Member counterparties	1	—	—	1
Total	$(520)	$467	$822	$769
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment, including regulatory priorities and areas of focus such as deregulation, which have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could impact the Bank’s results of operations and reputation.

Beginning in the second quarter of 2025, the FHFA: (a) modified several advisory bulletins applicable to the FHLBs, including with respect to expectations related to diversity practices with service providers; (b) rescinded guidance and other requirements relating to fair lending and fair housing reporting and unfair or deceptive acts or practices compliance, and issued a proposal repealing the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation; and (c) designated the number of directorships for the each FHLB starting January 1, 2026, which will reduce the number of director seats for the Bank from 18 director seats to 14 director seats, as discussed in the Bank’s Current Report on Form 8-K filed on July 17, 2025.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate impact on the Bank and the FHLB System. For further discussion of related risks, see Risk Factors starting on page 18 in the 2024 Form 10-K.

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

	June 30, 2025		December 31, 2024
Scenario as of	Change in Market Value/Base Market Value of Equity	Loss Limit	Change in Market Value/Base Market Value of Equity	Loss Limit
-200 bp	(0.2)%	(8.7)%	0.9%	(8.7)%
-100 bp	0.2%	(3.9)%	0.7%	(3.9)%
-50 bp	0.1%	(1.8)%	0.4%	(1.8)%
-25 bp	0.1%	(0.9)%	0.2%	(0.9)%
+25 bp	(0.1)%	(0.9)%	(0.2)%	(0.9)%
+50 bp	(0.2)%	(1.8)%	(0.5)%	(1.8)%
+100 bp	(0.4)%	(3.9)%	(1.0)%	(3.9)%
+200 bp	(1.1)%	(8.7)%	(2.0)%	(8.7)%

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of June 30, 2025	As of December 31, 2024
Yield Curve Risk	$(11)	$(1)
Option Risk
Implied Volatility	8	7
Prepayment Speeds	3	3
Basis Risk
Spread to Swap Curve	(15)	(11)

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

As of June 30, 2025, our sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $8 million, compared to $7 million at December 31, 2024. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	June 30, 2025	December 31, 2024
Down 200 bps	-0.4	0.0
Base	0.5	0.8
Up 200 bps	0.6	0.9

As of June 30, 2025, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $107 million, and our market value of equity to book value of equity ratio was 101%, compared to $91 million and 101% at December 31, 2024. The slight increase in the market value of equity to book value of equity was largely a result of lower overall market interest rates.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Federal Home Loan Bank of Chicago

Item 6. Exhibits.

3.1	Bylaws of the Federal Home Loan Bank of Chicago, as restated and effective July 31, 2025 [b]

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [a]

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [a]

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [a]

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [a]

101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. [a]

101.SCH	Inline XBRL Taxonomy Extension Schema Document [a]

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [a]

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [a]

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [a]

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [a]

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) [a]
a    Filed herewith.
b    Filed as Exhibit 3.1 with our 8-K Current Report on August 6, 2025, SEC File No.: 000-51401.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	August 7, 2025		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		Name:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 7, 2025		(Principal Financial Officer and Principal Accounting Officer)