Form 10-Q
period 2025-09-30
Federal Home Loan Bank of Chicago
filed 2025-11-07
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, the registrant had 35,622,514 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$51	$32
Interest-bearing deposits	2,790	2,570
Federal funds sold	8,695	4,638
Securities purchased under agreements to resell	19,000	22,475
Investment debt securities -
Trading	4,734	3,240
Available-for-sale, $27,730 and $24,687 amortized cost, includes $827 and $806 pledged as collateral that may be repledged	27,771	24,654
Held-to-maturity, $622 and $1,662 fair value	619	1,666
Investment debt securities	33,124	29,560
Advances, $145 and $130 carried at fair value	60,983	55,847
MPF Loans held in portfolio, net of $(4) and $(5) allowance for credit losses	14,372	13,320
Derivative assets	12	18
Other assets, $74 and $57 carried at fair value	672	652
net of $(9) and $(8) allowance for credit losses
Assets	$139,699	$129,112

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$226	$180
Demand and overnight - interest-bearing, $12 and $11 from other FHLBs	897	660
Deposits	1,123	840
Consolidated obligations, net -
Discount notes, $25,580 and $— carried at fair value	53,339	36,739
Bonds, $542 and $8,390 carried at fair value	74,769	81,859
Consolidated obligations, net	128,108	118,598
Derivative liabilities	31	27
Affordable Housing Program liability	174	160
Mandatorily redeemable capital stock	32	4
Other liabilities	1,049	863
Liabilities	130,517	120,492
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 26 and 24 million shares issued and outstanding	2,605	2,443
Class B2 membership stock, 9 and 8 million shares issued and outstanding	925	824
Capital stock - putable, $100 and $100 par value per share	3,530	3,267
Retained earnings - unrestricted	4,442	4,269
Retained earnings - restricted	1,141	1,042
Retained earnings	5,583	5,311
Accumulated other comprehensive income (loss)	69	42
Capital	9,182	8,620
Liabilities and capital	$139,699	$129,112

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income	$1,663	$1,792	$4,743	$5,325
Interest expense	1,422	1,552	4,029	4,602
Net interest income	241	240	714	723
Provision for (reversal of) credit losses	—	1	2	2
Net interest income after provision for (reversal of) credit losses	241	239	712	721

Noninterest income (loss) -
Trading securities	11	64	48	69
Derivatives and hedging activities	9	(70)	(11)	(53)
Instruments held under the fair value option	(2)	14	(1)	8
MPF fees, $9, $7, $24 and $21 from other FHLBs	10	9	29	27
Other, net	8	3	12	10
Noninterest income (loss)	36	20	77	61

Noninterest expense -
Compensation and benefits	32	32	98	96
Nonpayroll operating expenses	26	27	79	77
Voluntary Community Investment contributions	7	49	44	69
Federal Housing Finance Agency and Office of Finance	4	5	14	14
Other, net	2	1	5	3
Noninterest expense	71	114	240	259

Income before assessments	206	145	549	523

Affordable Housing Program assessment	21	15	55	53

Net income	$185	$130	$494	$470

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$185	$130	$494	$470

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	87	(36)	74	205
Net unrealized gain (loss) cash flow hedges	(6)	(38)	(47)	(36)
Postretirement plans	—	(2)	—	(4)
Other comprehensive income (loss)	81	(76)	27	165

Comprehensive income (loss)	$266	$54	$521	$635

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
June 30, 2025	27	$2,668	10	$988	$4,373	$1,104	$(12)	$9,121
Comprehensive income (loss)					148	37	81	266
Issuance of capital stock	4	498	—	2				500
Repurchases of capital stock	—	—	(6)	(625)				(625)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	1	—	(2)				(1)
Transfers between classes of capital stock	(5)	(562)	5	562
Cash dividends - class B1 annualized rate and amount		9.25%			(75)			(75)
Cash dividends - class B2 annualized rate and amount				4.35%	(4)			(4)
Total change in period	(1)	(63)	(1)	(63)	69	37	81	61
September 30, 2025	26	$2,605	9	$925	$4,442	$1,141	$69	$9,182

June 30, 2024	25	$2,496	7	$710	$4,187	$986	$125	$8,504
Comprehensive income (loss)					104	26	(76)	54
Issuance of capital stock	5	518	—	—				518
Repurchases of capital stock	—	—	(5)	(559)				(559)
Transfers between classes of capital stock	(6)	(601)	6	601
Cash dividends - class B1 annualized rate and amount		9.25%			(67)			(67)
Cash dividends - class B2 annualized rate and amount				5.13%	(4)			(4)
Total change in period	(1)	(83)	1	42	33	26	(76)	(58)
September 30, 2024	24	$2,413	8	$752	$4,220	$1,012	$49	$8,446

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2024	24	$2,443	8	$824	$4,269	$1,042	$42	$8,620
Comprehensive income (loss)					395	99	27	521
Issuance of capital stock	18	1,829	—	7				1,836
Repurchases of capital stock	—	—	(15)	(1,539)				(1,539)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(27)	—	(7)				(34)
Transfers between classes of capital stock	(16)	(1,640)	16	1,640
Cash dividends - class B1 annualized rate and amount		9.25%			(210)			(210)
Cash dividends - class B2 annualized rate and amount				4.30%	(12)			(12)
Total change in period	2	162	1	101	173	99	27	562
September 30, 2025	26	$2,605	9	$925	$4,442	$1,141	$69	$9,182

December 31, 2023	26	$2,624	7	$653	$4,061	$918	$(116)	$8,140
Comprehensive income (loss)					376	94	165	635
Issuance of capital stock	18	1,829	—	9				1,838
Repurchases of capital stock	—	—	(19)	(1,950)				(1,950)
Transfers between classes of capital stock	(20)	(2,040)	20	2,040
Cash dividends - class B1 annualized rate and amount		9.00%			(203)			(203)
Cash dividends - class B2 annualized rate and amount				5.13%	(14)			(14)
Total change in period	(2)	(211)	1	99	159	94	165	306
September 30, 2024	24	$2,413	8	$752	$4,220	$1,012	$49	$8,446

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Nine months ended September 30,	2025	2024
Operating	Net cash provided by (used in) operating activities	$(133)	$352
Investing	Net change interest-bearing deposits	(220)	—
	Net change federal funds sold	(4,057)	(3,113)
	Net change securities purchased under agreements to resell	3,475	(5,530)
	Trading debt securities -
	Proceeds from maturities and paydowns	751	750
	Purchases	(2,203)	(2,455)
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	1,229	728
	Purchases	(3,210)	(2,472)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	3,403	2,914
	Purchases	(2,355)	(2,035)
	Advances -
	Principal collected	1,807,135	1,283,087
	Issued	(1,811,849)	(1,276,719)
	MPF Loans held in portfolio -
	Principal collected	1,042	854
	Purchases	(2,107)	(2,495)
	Other investing activities	(16)	(12)
	Net cash provided by (used in) investing activities	(8,982)	(6,498)
Financing	Net change deposits, $1 and $1 from other FHLBs	283	330
	Discount notes -
	Net proceeds from issuance	250,560	432,571
	Payments for maturing and retiring	(234,064)	(424,867)
	Consolidated obligation bonds -
	Net proceeds from issuance	50,591	40,694
	Payments for maturing and retiring	(58,305)	(42,265)
	Capital stock -
	Proceeds from issuance	1,836	1,838
	Repurchases	(1,539)	(1,950)
	Cash dividends paid	(222)	(217)
	Other financing activities	(6)	1
	Net cash provided by (used in) financing activities	9,134	6,135
	Net increase (decrease) in cash and due from banks	19	(11)
	Cash and due from banks at beginning of period	32	34
	Cash and due from banks at end of period	$51	$23

Supplemental	Cash activities
	Interest paid	$3,448	$3,746
	Affordable Housing Program assessments paid	41	36
	Noncash activities
	Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	114	71
	Investment securities purchased but settled in subsequent periods	352	—

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 – Recently Adopted and Issued Accounting Guidance

The Bank adopted Accounting Standards Update No. 2023-07 Improvements to Reportable Segment Disclosures in the fourth quarter of 2024 and for interim and annual periods thereafter.

Newly Issued Accounting Guidance Yet To Be Adopted

During September 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-06 Intangibles - Goodwill and Other - Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software. The ASU is effective for the Bank starting on January 1, 2028 and for interim and annual periods thereafter. Early adoption is permitted. The Bank may apply any of three transition approaches: prospective, modified or retrospective. Management is evaluating the ASU and does not expect significant impacts to the Bank's financial statements as a result of implementation.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest income -

Trading	$36	$31	$99	$65
Available-for-sale	364	403	1,055	1,147
Held-to-maturity	19	19	53	53

Investment debt securities	419	453	1,207	1,265

Advances interest income	880	982	2,517	2,998
Advances prepayment fees, net	1	—	1	—
Advances	881	982	2,518	2,998

MPF Loans held in portfolio	151	127	435	349
Federal funds sold	96	79	270	247
Securities purchased under agreements to resell	82	101	205	308
Interest-bearing deposits	34	49	106	155
Other	—	1	2	3

Interest income	1,663	1,792	4,743	5,325

Interest expense -

Consolidated obligations -
Discount notes	631	579	1,562	1,611
Bonds	778	958	2,427	2,945

Other	13	15	40	46

Interest expense	1,422	1,552	4,029	4,602

Net interest income	$241	$240	$714	$723

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

Trading Debt Securities

The following table presents our trading debt securities by major security type at fair value.

As of	September 30, 2025	December 31, 2024
U.S. Government & other government related	$4,732	$3,238
MBS
GSE	2	2
Trading debt securities	$4,734	$3,240

The following table presents our gains and losses on trading debt securities recorded in Trading securities on our Condensed Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net unrealized gains (losses) on securities held at period end	$12	$63	$42	$52
Net realized gains (losses) on securities sold/matured during the period	(1)	1	6	17
Net gains (losses) on trading debt securities	$11	$64	$48	$69

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of September 30, 2025
U.S. Government & other government related	$3,039		$16	$(80)	$2,975
State or local housing agency	5		—	—	5
FFELP ABS	1,233		33	(2)	1,264
MBS
GSE	22,769		153	(79)	22,843
Government guaranteed	684		1	(1)	684
Available-for-sale debt securities	$27,730		$203	$(162)	$27,771

As of December 31, 2024
U.S. Government & other government related	$2,736		$4	$(129)	$2,611
State or local housing agency	5		—	—	5
FFELP ABS	1,510		45	(2)	1,553
MBS
GSE	20,360		137	(88)	20,409
Government guaranteed	76		—	—	76
Available-for-sale debt securities	$24,687		$186	$(219)	$24,654
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of September 30, 2025
U.S. Government & other government related	$512		$4	$(3)	$513
MBS
GSE	99		2	—	101
Government guaranteed	4		—	—	4
Other	4		—	—	4
Held-to-maturity debt securities	$619		$6	$(3)	$622

As of December 31, 2024
U.S. Government & other government related	$1,538		$2	$(7)	$1,533
MBS
GSE	115		1	—	116
Government guaranteed	8		—	—	8
Other	5		—	—	5
Held-to-maturity debt securities	$1,666		$3	$(7)	$1,662
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

	Available-for-Sale		Held-to-Maturity
As of September 30, 2025	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Other debt securities
Due in one year or less	$—	$—	$267	$267
Due after one year through five years	1,298	1,289	48	48
Due after five years through ten years	378	381	167	167
Due after ten years	1,368	1,310	30	31
MBS and FFELP ABS	24,686	24,791	107	109
Total debt securities	$27,730	$27,771	$619	$622

As of December 31, 2024
Other debt securities
Due in one year or less	$491	$490	$1,362	$1,363
Due after one year through five years	630	628	35	34
Due after five years through ten years	493	471	141	136
Due after ten years	1,127	1,027	—	—
MBS and FFELP ABS	21,946	22,038	128	129
Total debt securities	$24,687	$24,654	$1,666	$1,662

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of September 30, 2025
U.S. Government & other government related	$146	$(1)	$788	$(79)	$934	$(80)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	243	(2)	243	(2)
MBS
GSE	840	(2)	6,479	(77)	7,319	(79)
Government guaranteed	524	(1)	2	—	526	(1)
Available-for-sale debt securities	$1,510	$(4)	$7,517	$(158)	$9,027	$(162)

As of December 31, 2024
U.S. Government & other government related	$625	$(12)	$1,291	$(117)	$1,916	$(129)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	258	(2)	258	(2)
MBS
GSE	2,544	(9)	4,565	(79)	7,109	(88)
Government guaranteed	49	—	3	—	52	—
Available-for-sale debt securities	$3,218	$(21)	$6,122	$(198)	$9,340	$(219)

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

As of	September 30, 2025		December 31, 2024
	Par Value Amount	Weighted Average Contractual Interest Rate	Par Value Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$34,074	4.19%	$24,129	4.22%
One to two years	6,571	3.50%	10,864	3.90%
Two to three years	5,113	3.81%	5,602	3.94%
Three to four years	3,919	3.21%	3,907	3.29%
Four to five years	3,887	3.62%	3,521	3.74%
Five to fifteen years	7,002	3.39%	7,927	3.37%
More than fifteen years	602	5.21%	504	5.13%
Total	$61,168	3.91%	$56,454	3.92%

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated.

As of	September 30, 2025	December 31, 2024
Par value	$61,168	$56,454
Fair value hedging adjustments	(122)	(550)
Other adjustments	(63)	(57)
Advances	$60,983	$55,847

The following advance borrower exceeded 10% of our advances outstanding.

As of September 30, 2025	Par Value	% of Total Outstanding
The Northern Trust Company	$8,500	13.9%

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

As of	September 30, 2025	December 31, 2024
Medium term (15 years or less)	$1,350	$1,395
Long term (greater than 15 years)	12,841	11,766
Unpaid principal balance	14,191	13,161
Net premiums, credit enhancement, and/or deferred loan fees	198	186
Fair value hedging and delivery commitment basis adjustments	(13)	(22)
MPF Loans held in portfolio, before allowance for credit losses	14,376	13,325
Allowance for credit losses on MPF Loans	(4)	(5)
MPF Loans held in portfolio, net	$14,372	$13,320
Conventional mortgage loans	$13,207	$12,319
Government Loans	984	842
Unpaid principal balance	$14,191	$13,161

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

Allowance for Credit Losses on MPF Loans

The following table presents the activity in our allowance for credit losses on MPF Loans.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2025	2024	2025	2024

Allowance for MPF credit losses beginning balance	$4	$5	$5	$5
MPF credit losses charged-off	(1)	—	(2)	(1)
Provision for (reversal of) MPF for credit losses	1	—	1	1
Allowance for MPF credit losses ending balance	$4	$5	$4	$5

Allowance for Credit Losses on Community First® Fund (the Fund)

As of September 30, 2025 we had $56 million in Fund loans outstanding and at December 31, 2024 we had $51 million in Fund loans outstanding, recorded in Other assets in our Condensed Statements of Condition.

As of September 30, 2025, all Fund loans were current.

The following table details our allowance for credit losses on Fund loans.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2025	2024	2025	2024
Allowance for Fund loan credit losses beginning balance	$9	$8	$8	$7
Provision for (reversal of) Fund loan for credit losses	—	—	1	1
Allowance for Fund loan credit losses ending balance	$9	$8	$9	$8

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	September 30, 2025			December 31, 2024
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2021 to 2025	Prior to 2021	Total	2020 to 2024	Prior to 2020	Total
Past due 30-59 days	$38	$34	$72	$42	$37	$79
Past due 60-89 days	7	10	17	7	11	18
Past due 90 days or more	16	18	34	12	19	31
Past due	61	62	123	61	67	128
Current	9,271	3,988	13,259	10,210	2,137	12,347
Total outstanding	$9,332	$4,050	$13,382	$10,271	$2,204	$12,475

As of	September 30, 2025			December 31, 2024
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$17	$7	$24	$12	$4	$16
Serious delinquency rate	0.27%	1.93%	0.39%	0.27%	1.42%	0.34%
Past due 90 days or more and still accruing interest	$4	$18	$22	$5	$11	$16
Loans on nonaccrual status	40	—	40	33	—	33
Loans on nonaccrual status with no allowance for credit losses	23	—	23	18	—	18

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	September 30, 2025	December 31, 2024
MPF Loans held in portfolio	$97	$85
HTM securities	3	13
AFS securities	105	101
Interest-bearing deposits	8	8
Federal funds sold	1	1
Securities purchased under agreements to resell	2	3
Advances	175	166
Accrued interest receivable	$391	$377

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

As of September 30, 2025, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value to the financial statements in our 2024 Form 10-K for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

We must exchange variation margin and, for transactions executed on or after September 1, 2022, two-way initial margin, with certain of our bilateral derivative transaction counterparties. Variation margin is exchanged daily based on the marked-to-market value of the underlying transactions, and is fully collateralized with a zero unsecured threshold. Initial margin is calculated daily based on the potential future exposure of the underlying transactions, and is collateralized when our aggregate bilateral derivative transaction exposure with a counterparty exceeds a specified threshold. Unlike variation margin, which is exchanged directly between counterparties, initial margin is held with a third-party custodian and does not change ownership. The party whose custodian is holding posted collateral (the pledgor) grants a security interest in the posted collateral to its counterparty and such counterparty, as the secured party, can only take ownership of the posted collateral upon the occurrence of certain events, including bankruptcy of the pledgor. As of September 30, 2025, we pledged no investment securities (that can be sold or repledged by a counterparty) for variation margin on our bilateral derivative transactions, and we did not pledge or receive initial margin with our bilateral derivative counterparties.

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Basis of Presentation and Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2024 Form 10-K for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $827 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at September 30, 2025. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at September 30, 2025.

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

As of	September 30, 2025			December 31, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$112,571	$771	$876	$108,746	$983	$1,409
Derivatives not in hedge accounting relationships-
Interest rate contracts	31,835	7	5	13,744	100	12
Mortgage delivery commitments	273	1	—	115	—	—
Other	114	—	1	86	1	—
Derivatives not in hedge accounting relationships	32,222	8	6	13,945	101	12
Gross derivatives amount before netting adjustments and cash collateral	$144,793	779	882	$122,691	1,084	1,421
Netting adjustments and cash collateral		(767)	(851)		(1,066)	(1,394)
Derivatives on Condensed Statements of Condition		$12	$31		$18	$27
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$444			$826
Cash collateral received and related accrued interest	361			498

The following table presents the noninterest income (loss) - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2025	2024	2025	2024
Economic hedges -
Interest rate contracts	$7	$(71)	$(18)	$(51)
Mortgage delivery commitments	2	3	8	(1)
Other	—	(3)	(2)	(1)
Economic hedges	9	(71)	(12)	(53)
Variation margin on derivatives	—	1	1	—
Noninterest income (loss) - Derivatives and hedging activities	$9	$(70)	$(11)	$(53)

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

	Derivative Assets
	As of September 30, 2025			As of December 31, 2024
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$758	$20	$778	$1,032	$52	$1,084
Netting adjustments and cash collateral	(747)	(20)	(767)	(1,018)	(48)	(1,066)
Derivatives without legal right of offset	1	—	1	—	—	—
Derivatives on Condensed Statements of Condition	12	—	12	14	4	18
Net amount	$12	$—	$12	$14	$4	$18

	Derivative Liabilities
	As of September 30, 2025			As of December 31, 2024
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$840	$42	$882	$1,373	$48	$1,421
Netting adjustments and cash collateral	(830)	(21)	(851)	(1,346)	(48)	(1,394)
Derivatives without legal right of offset	—	—	—	—	—	—
Derivatives on Condensed Statements of Condition	10	21	31	27	—	27
Less:
Noncash collateral received or pledged and can be sold or repledged	—	21	21	—	—	—
Net amount	$10	$—	$10	$27	$—	$27

At September 30, 2025 and December 31, 2024, we had $806 million and $805 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of September 30, 2025 and December 31, 2024, we did not pledge or receive initial margin with our bilateral derivative counterparties.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in the fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of September 30, 2025 we did not have any active fair value hedges on our MPF Loans.

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$(3)	$99	$96	$(762)	$918	$156
Advances	56	39	95	(516)	$705	189
Consolidated obligation bonds	(4)	(164)	(168)	599	$(943)	(344)
Other	—	—	—	—	1	1
Total	$49	$(26)	$23	$(679)	$681	$2

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$(547)	$837	$290	$31	$408	$439
Advances	(139)	428	289	138	439	577
Consolidated obligation bonds	217	(716)	(499)	(172)	(908)	(1,080)
Other	—	1	1	—	2	2
Total	$(469)	$550	$81	$(3)	$(59)	$(62)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of September 30, 2025	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$23,651	$(1,101)	$112	$(989)
Advances	32,583	(122)	—	(122)
Consolidated obligation bonds	52,698	(669)	(9)	(678)
Other	126	—	2	2

As of December 31, 2024
Available-for-sale securities	$21,195	$(1,972)	$146	$(1,826)
Advances	33,947	(549)	—	(549)
Consolidated obligation bonds	47,670	(1,384)	(10)	(1,394)
Other	148	—	2	2

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

We are exposed to the variability in the net proceeds received from forecasted zero-coupon discount notes, and the variability of cash flows associated with periodic SOFR-indexed bond issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships on a "rolling" basis utilizing interest rate swaps to mitigate such risks. The maximum length of time over which we are hedging this exposure is 15 years. We reclassify amounts in AOCI into our Condensed Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. There were no deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next 12 months as of September 30, 2025.

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

	Three months ended September 30, 2025		Three months ended September 30, 2024
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$—	$5	$(14)	$10
Bonds	—	1	(12)	2
Total	$—	$6	$(26)	$12

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$(8)	$15	$9	$31
Bonds	(20)	4	(11)	3
Total	$(28)	$19	$(2)	$34

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2025	December 31, 2024
Consolidated obligation discount notes - carrying amount	$53,339	$36,739
Consolidated obligation discount notes - principal amount	53,697	36,921
Weighted Average Interest Rate	4.10%	4.41%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of September 30, 2025	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$33,305	3.26%	$59,505
One to two years	17,187	3.08%	11,177
Two to three years	5,191	3.47%	3,287
Three to four years	4,424	3.73%	527
Four to five years	3,080	4.14%	346
Thereafter	12,270	3.58%	615
Total par value	$75,457	3.35%	$75,457

The following table presents consolidated obligation bonds, for which we are the primary obligor, outstanding by call feature.

As of	September 30, 2025	December 31, 2024
Noncallable	$26,071	$32,933
Callable	49,386	50,237
Par value	75,457	83,170
Fair value hedging adjustments	(678)	(1,394)
Other adjustments	(10)	83
Consolidated obligation bonds	$74,769	$81,859

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of September 30, 2025, and December 31, 2024. Refer to Note 16 - Commitments and Contingencies in our 2024 Form 10-K for further details.

Par value as of	September 30, 2025			December 31, 2024
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$800,140	$383,939	$1,184,079	$863,788	$329,180	$1,192,968
FHLB Chicago as primary obligor	75,457	53,697	129,154	83,170	36,921	120,091
As a percent of the FHLB System	9%	14%	11%	10%	11%	10%

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

As of	September 30, 2025		December 31, 2024
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$5,588	$9,145	$5,164	$8,582
Total regulatory capital ratio	4.00%	6.55%	4.00%	6.65%
Leverage capital	$6,985	$13,719	$6,456	$12,873
Leverage capital ratio	5.00%	9.82%	5.00%	9.97%
Risk-based capital	$1,870	$9,145	$1,845	$8,582

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

Capital Concentration

There were no member(s) (including any successor) that had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of September 30, 2025.

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

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On October 29, 2025 our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 4.30% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2025. This dividend totaled $81 million (recorded as $80 million dividends on capital stock and $1 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 14, 2025. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized - Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post - Retirement Plans	Total in AOCI
Three months ended September 30, 2025
Beginning balance	$(46)	$26	$8	$(12)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	87	—	1	88
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(6)		(6)
Noninterest expense			(1)	(1)
Ending balance	$41	$20	$8	$69

Three months ended September 30, 2024
Beginning balance	$43	$74	$8	$125
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(36)	(26)	(1)	(63)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(12)		(12)
Noninterest expense			(1)	(1)
Ending balance	$7	$36	$6	$49

Nine months ended September 30, 2025
Beginning balance	$(33)	$67	$8	$42
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	74	(28)	2	48
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(19)		(19)
Noninterest expense			(2)	(2)
Ending balance	$41	$20	$8	$69

Nine months ended September 30, 2024
Beginning balance	$(198)	$72	$10	$(116)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	205	(2)	(2)	201
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(34)		(34)
Noninterest expense			(2)	(2)
Ending balance	$7	$36	$6	$49

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
September 30, 2025
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,841	$2,841	$2,841
Federal funds sold and securities purchased under agreements to resell	27,695	27,695		$27,695
Held-to-maturity debt securities	619	622		618	$4
Advances	60,838	60,989		60,989
MPF Loans held in portfolio, net	14,360	13,552		13,539	13
Other assets	391	391		391
Carried at fair value on a recurring basis
Trading debt securities	4,734	4,734		4,734
Available-for-sale debt securities	27,771	27,771		27,771
Advances	145	145		145
Derivative assets	12	12		779		$(767)
Other assets	74	74		74
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	12	12			12
Financial assets	139,492	$138,838	$2,841	$136,735	$29	$(767)
Other nonfinancial assets	207
Assets	$139,699

Carried at amortized cost
Deposits	$(1,123)	$(1,123)		$(1,123)
Consolidated obligation discount notes	(27,759)	(27,759)		(27,759)
Consolidated obligation bonds	(74,227)	(73,398)		(73,398)
Mandatorily redeemable capital stock	(32)	(32)	$(32)
Other liabilities	(500)	(500)		(500)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(25,580)	(25,580)		(25,580)
Consolidated obligation bonds	(542)	(542)		(542)
Derivative liabilities	(31)	(31)		(882)		$851
Financial liabilities	(129,794)	$(128,965)	$(32)	$(129,784)	$—	$851
Other nonfinancial liabilities	(723)
Liabilities	$(130,517)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

December 31, 2024
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,602	$2,602	$2,602
Federal funds sold and securities purchased under agreements to resell	27,113	27,113		$27,113
Held-to-maturity debt securities	1,666	1,662		1,657	$5
Advances	55,717	55,852		55,852
MPF Loans held in portfolio, net	13,309	12,112		12,103	9
Other assets	377	377		377
Carried at fair value on a recurring basis
Trading debt securities	3,240	3,240		3,240
Available-for-sale debt securities	24,654	24,654		24,654
Advances	130	130		130
Derivative assets	18	18		1,084		$(1,066)
Other assets	57	57		57
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	11	11			11
Financial assets	128,894	$127,828	$2,602	$126,267	$25	$(1,066)
Other nonfinancial assets	218
Assets	$129,112

Carried at amortized cost
Deposits	$(840)	$(840)		$(840)
Consolidated obligation discount notes	(36,739)	(36,738)		(36,738)
Consolidated obligation bonds	(73,469)	(72,213)		(72,213)
Mandatorily redeemable capital stock	(4)	(4)	$(4)
Other liabilities	(505)	(505)		(505)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(8,390)	(8,390)		(8,390)
Derivative liabilities	(27)	(27)		(1,421)		$1,394
Financial liabilities	(119,974)	$(118,717)	$(4)	$(120,107)	$—	$1,394
Other nonfinancial liabilities	(518)
Liabilities	$(120,492)

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Advances	$1	$4	$5	$3
Discount notes	(3)	—	(3)	(2)
Bonds	—	8	(3)	7
Other	—	2	—	—
Noninterest income (loss) - Instruments held under the fair value option	$(2)	$14	$(1)	$8

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	September 30, 2025		December 31, 2024
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$150	$540	$140	$8,290
Fair value over (under) UPB	(5)	2	(10)	100
Fair value	$145	$542	$130	$8,390

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 14 – Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	September 30, 2025				December 31, 2024
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$6,519	$6,897	[a]	$13,416	$6,252	$6,656	[a]	$12,908
MPF delivery commitments	221	—		221	93	—		93
Advance commitments	54	—		54	445	—		445
Housing authority standby bond purchase agreements	157	411		568	134	388		522
Unsettled consolidated obligation discount notes	1,050	—		1,050	—	—		—
Unsettled consolidated obligation bonds	95	—		95	835	—		835
Other	—	—		—	2	—		2
Commitments	$8,096	$7,308		$15,404	$7,761	$7,044		$14,805
a    Contains $5.5 billion and $5.9 billion of member standby letters of credit as of September 30, 2025, and December 31, 2024, which were renewable annually.

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

As of	September 30, 2025	December 31, 2024
Assets - Advances	$280	$580
Liabilities - Deposits	10	7
Equity - Capital Stock	20	31

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Other selected data at period end
Member standby letters of credit outstanding	$13,416	$13,983	$11,833	$12,908	$15,549
MPF Loans par value outstanding - FHLB System [a]	75,840	74,418	72,740	72,205	71,308
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	20,909	20,584	20,334	20,243	20,076
Number of members	634	635	643	645	653
Total employees (full and part time)	476	478	472	481	481
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$3,481	$3,525	$2,092	$2,867	$3,142
Quarterly number of PFIs funding MPF products - FHLB System	634	610	552	607	608
MPF Loans par value amounts funded - FHLB Chicago PFIs	$914	$794	$530	$797	$1,042
Quarterly number of PFIs funding MPF products - FHLB Chicago	160	162	155	167	170
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.55%	6.31%	6.96%	6.65%	6.74%
Market value of equity to book value of equity	102%	101%	102%	101%	104%
Primary mission asset ratio [b]	71.2%	71.6%	71.2%	71.4%	71.6%
Dividend rate class B1 activity stock-period paid	9.25%	9.25%	9.25%	9.25%	9.25%
Dividend rate class B2 membership stock-period paid	4.35%	4.35%	4.20%	4.65%	5.13%
Return on average assets	0.52%	0.44%	0.49%	0.47%	0.40%
Return on average equity	8.00%	6.78%	7.12%	7.00%	6.12%
Average equity to average assets	6.50%	6.49%	6.88%	6.71%	6.54%
Net yield on average interest-earning assets	0.68%	0.70%	0.74%	0.75%	0.75%
Cash dividends	$79	$71	$72	$71	$71
Dividend payout ratio	42.70%	47.02%	45.57%	46.45%	54.62%
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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, changes in perception, guidance, regulation, and/or legislation relating to housing finance, the FHLBs, or GSE reform; changes in the federal executive administration and the Congress; changes in our regulator or changes affecting our regulator and changes in the FHLB Act or applicable regulations or changes in their application; the impact of government shutdowns; and the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2025 Financial Highlights

•Advances outstanding increased to $61.0 billion at September 30, 2025, compared to $55.8 billion at December 31, 2024, driven by increased borrowings from insurance company and depository members.

•MPF Loans held in portfolio increased to $14.4 billion at September 30, 2025, compared to $13.3 billion at December 31, 2024, as new acquisition volume outpaced paydown activity.

•Total investment debt securities increased to $33.1 billion at September 30, 2025, compared to $29.6 billion at December 31, 2024, primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

•Total liquid assets increased to $30.5 billion at September 30, 2025, compared to $29.7 billion at December 31, 2024. We intend to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $139.7 billion as of September 30, 2025, compared to $129.1 billion as of December 31, 2024, mainly due to increased volume in advances and investment debt securities.

•Letters of credit commitments increased to $13.4 billion at September 30, 2025, compared to $12.9 billion at December 31, 2025, attributable to increased usage from members for public unit deposits.

•We recorded net income of $185 million in the third quarter of 2025, up $55 million compared to the third quarter of 2024. The increase was primarily driven by the decline in noninterest expense described below.

•In the third quarter of 2025, noninterest income (loss) was $36 million, up $16 million compared to the third quarter of 2024, primarily driven by gains on derivatives and hedging activities.

•In the third quarter of 2025, noninterest expense was $71 million, down $43 million compared to the third quarter of 2024, primarily driven by changes in the timing and availability, as well as member utilization of our community investment programs in 2025 compared to 2024.

•As of September 30, 2025, we remained in compliance with all our regulatory capital requirements.

Summary and Outlook

Third Quarter 2025 Dividends and Dividend Guidance

On October 29, 2025, the Board of Directors declared a dividend of 9.25% (annualized) for Class B1 activity stock and a dividend of 4.30% (annualized) for Class B2 membership stock based on preliminary financial results for the third quarter of 2025. The dividend for the third quarter of 2025 will be paid by crediting members’ accounts on November 14, 2025. The Bank pays a higher dividend per share on activity stock compared to membership stock to recognize members’ support of the cooperative through the use of our products. We expect to maintain at least an 8.75% (annualized) dividend for Class B1 activity stock for the fourth quarter of 2025 and the first quarter of 2026, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payment remains subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Housing and Community Development

Statutory Affordable Housing Program (AHP) Assessments: The Bank commits 10% of its income before assessments to support the affordable housing and community development needs of communities served by its members as required by regulation. As of September 30, 2025, the Bank accrued $55 million to its AHP pool of funds.

Voluntary Housing and Community Development Contributions: In addition to the Bank's statutory AHP assessments, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities to increase funding available to members. Through the third quarter of 2025, the Bank contributed $14 million toward community investment grants and $26 million in subsidies supporting its Community Advances and loans.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	September 30, 2025			September 30, 2024			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$32,909	$419	5.09%	$29,762	$453	6.09%	$48	$(82)	$(34)
Advances	75,099	881	4.69%	69,293	982	5.67%	83	(184)	(101)
MPF Loans held in portfolio	14,165	151	4.26%	12,751	127	3.98%	14	10	24
Federal funds sold	8,634	96	4.45%	5,866	79	5.39%	37	(20)	17
Securities purchased under agreements to resell	7,446	82	4.41%	7,480	101	5.40%	(1)	(18)	(19)
Interest-bearing deposits	3,114	34	4.37%	3,588	49	5.46%	(7)	(8)	(15)
Other interest-earning assets	77	—	—%	65	1	6.15%	—	(1)	(1)
Interest-earning assets	141,444	1,663	4.70%	128,805	1,792	5.57%	174	(303)	(129)
Noninterest-earning assets	1,699			1,631
Total assets	$143,143			$130,436

Consolidated obligation discount notes	58,801	631	4.29%	43,885	579	5.28%	198	(146)	52
Consolidated obligation bonds	71,469	778	4.35%	74,124	958	5.17%	(33)	(147)	(180)
Deposits and other interest-bearing liabilities	1,212	13	4.29%	1,118	15	5.37%	1	(3)	(2)
Interest-bearing liabilities	131,482	1,422	4.33%	119,127	1,552	5.21%	166	(296)	(130)
Noninterest-bearing liabilities	2,440			2,779
Total liabilities	$133,922			$121,906

Net yield on interest earning assets	$141,444	$241	0.68%	$128,805	$240	0.75%	$26	$(25)	$1

For the nine months ended
Investment debt securities	$31,314	$1,207	5.14%	$27,417	$1,265	6.15%	$179	$(237)	$(58)
Advances	72,113	2,518	4.66%	70,336	2,998	5.68%	72	(552)	(480)
MPF Loans held in portfolio	13,773	435	4.21%	12,130	349	3.84%	48	38	86
Federal funds sold	8,218	270	4.38%	6,131	247	5.37%	84	(61)	23
Securities purchased under agreements to resell	6,266	205	4.36%	7,641	308	5.37%	(56)	(47)	(103)
Interest-bearing deposits	3,195	106	4.42%	3,741	155	5.52%	(23)	(26)	(49)
Other interest-earning assets	69	2	3.86%	76	3	5.26%	—	(1)	(1)
Interest-earning assets	134,948	4,743	4.69%	127,472	5,325	5.57%	304	(886)	(582)
Noninterest-earning assets	1,642			1,754
Total assets	$136,590			$129,226

Consolidated obligation discount notes	48,846	1,562	4.26%	40,912	1,611	5.25%	314	(363)	(49)
Consolidated obligation bonds	75,053	2,427	4.31%	75,757	2,945	5.18%	(28)	(490)	(518)
Deposits and other interest-bearing liabilities	1,217	40	4.38%	1,064	46	5.76%	7	(13)	(6)
Interest-bearing liabilities	125,116	4,029	4.29%	117,733	4,602	5.21%	293	(866)	(573)
Noninterest-bearing liabilities	2,463			2,988
Total liabilities	$127,579			$120,721

Net yield on interest-earning assets	$134,948	$714	0.71%	$127,472	$723	0.76%	$42	$(51)	$(9)

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

•Interest income from securities purchased under agreements to resell for the three months ended September 30, 2025 decreased, primarily due to lower overall market interest rates in 2025 compared to 2024. A decline in volume was the primary driver for the decrease in interest income for the nine months ended September 30, 2025.

•Interest income from interest-bearing deposits decreased primarily due to lower overall market interest rates in 2025 compared to 2024 and a decline in volume.

•Interest expense on our consolidated obligation discount notes increased for the three months ended September 30, 2025, primarily due to increased volume. Lower overall market interest rates in 2025 compared to 2024 were the primary driver for the decrease in interest income for the nine months ended September 30, 2025, despite increased volume.

•Interest expense on our consolidated obligation bonds decreased primarily due to lower overall market interest rates in 2025 compared to 2024.

•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 42.

Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Trading securities	$11	$64	$48	$69
Derivatives and hedging activities	9	(70)	(11)	(53)
Instruments held under the fair value option	(2)	14	(1)	8
MPF fees, $9, $7, $24 and $21 from other FHLBs	10	9	29	27
Other, net	8	3	12	10
Noninterest income (loss)	$36	$20	$77	$61

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Noninterest income (loss) increased for the three months ended September 30, 2025, primarily driven by gains on derivatives and hedging activities. Noninterest income (loss) increased for the nine months ended September 30, 2025 compared to the comparable prior period in 2024, primarily driven by lower losses recognized on derivatives and hedging activities.

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

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended September 30, 2025
Recorded in net interest income	$95	$96	$—	$5	$(167)	$—	$29
Recorded in derivatives and hedging activities	—	4	2	3	—	—	9
Recorded in trading securities	—	11	—	—	—	—	11
Recorded on instruments held under the fair value option	1	—	—	(3)	—	—	(2)
Total net effect gain (loss) of hedging activities	$96	$111	$2	$5	$(167)	$—	$47

Three months ended September 30, 2024
Recorded in net interest income	$189	$156	$1	$9	$(342)	$1	$14
Recorded in derivatives and hedging activities	(4)	(51)	(4)	—	(12)	1	(70)
Recorded in trading securities	—	63	—	—	—	—	63
Recorded on instruments held under the fair value option	4	—	2	—	8	—	14
Total net effect gain (loss) of hedging activities	$189	$168	$(1)	$9	$(346)	$2	$21

Nine months ended September 30, 2025
Recorded in net interest income	$289	$290	$1	$15	$(495)	$1	$101
Recorded in derivatives and hedging activities	(2)	(17)	4	3	—	1	(11)
Recorded in trading securities	—	48	—	—	—	—	48
Recorded on instruments held under the fair value option	5	—	—	(3)	(3)	—	(1)
Total net effect gain (loss) of hedging activities	$292	$321	$5	$15	$(498)	$2	$137

Nine months ended September 30, 2024
Recorded in net interest income	$577	$439	$2	$28	$(1,077)	$—	$(31)
Recorded in derivatives and hedging activities	1	(41)	—	—	(12)	(1)	(53)
Recorded in trading securities	—	69	—	—	—	—	69
Recorded on instruments held under the fair value option	3	—	—	(2)	7	—	8
Total net effect gain (loss) of hedging activities	$581	$467	$2	$26	$(1,082)	$(1)	$(7)

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees earned for the three and nine months ended September 30, 2025 were comparable to the comparable prior periods in 2024.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Compensation and benefits	$32	$32	$98	$96
Nonpayroll operating expenses	26	27	79	77
Voluntary Community Investment contributions	7	49	44	69
Federal Housing Finance Agency and Office of Finance	4	5	14	14
Other, net	2	1	5	3
Noninterest expense	$71	$114	$240	$259

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits for the three and nine months ended September 30, 2025 were comparable to the comparable prior periods in 2024. We had 476 employees as of September 30, 2025, compared to 481 employees as of September 30, 2024.

Nonpayroll operating expenses for the three and nine months ended September 30, 2025 were comparable to the comparable prior periods in 2024.

Voluntary Community Investment contributions for the three and nine months ended September 30, 2025 decreased compared to 2024, primarily driven by changes in the timing and availability, as well as member utilization of our community investment programs in 2025 compared to 2024.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
MPF fees earned	$10	$9	$29	$27
Expenses related to MPF fees earned	9	8	25	25

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2024 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,		Balance remaining in AOCI as of
	2025	2024	2025	2024	September 30, 2025
Net unrealized gain (loss) available-for-sale debt securities	$87	$(36)	$74	$205	$41
Net unrealized gain (loss) cash flow hedges	(6)	(38)	(47)	(36)	20
Postretirement plans	—	(2)	—	(4)	8
Other comprehensive income (loss)	$81	$(76)	$27	$165	$69

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized gain on AFS securities for the periods presented in 2025 was primarily driven by tightening swap spreads in 2025. The net unrealized loss on AFS securities for the three months ended September 30, 2024 was primarily driven by spreads to swaps widening. The net unrealized gain on AFS securities for the nine months ended September 30, 2024 was primarily driven by spreads to swaps tightening. As these securities approach maturity, we expect the net unrealized losses in our AOCI as of September 30, 2025 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for 2025 and 2024 was primarily driven by the movement in market interest rates.

Postretirement plans

The loss on postretirement plans for 2024 was primarily due to an actuarial adjustment resulting from a slight decrease in the discount rate used to calculate postretirement benefits.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of September 30, 2025 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2025	December 31, 2024
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$30,536	$29,715
Investment debt securities	33,124	29,560
Advances	60,983	55,847
MPF Loans held in portfolio, net of allowance for credit losses	14,372	13,320
Other, net of allowance for credit losses	684	670
Assets	$139,699	$129,112

Consolidated obligation discount notes	$53,339	$36,739
Consolidated obligation bonds	74,769	81,859
Other	2,409	1,894
Liabilities	130,517	120,492
Capital stock	3,530	3,267
Retained earnings	5,583	5,311
Accumulated other comprehensive income (loss)	69	42
Capital	9,182	8,620
Total liabilities and capital	$139,699	$129,112

The following is an analysis of the above table and comparisons apply to September 30, 2025 compared to December 31, 2024.

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

In the third quarter of 2025, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased at the end of the third quarter of 2025 compared to year-end 2024, primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

Advances

Advances increased at the end of the third quarter of 2025 compared to year-end 2024, driven by increased borrowings from insurance company and depository members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at the end of the third quarter of 2025 compared to year-end 2024, as new acquisition volume outpaced paydown activity. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending September 30, 2025, we maintained a liquidity position in accordance with FHFA regulations and guidance, which may be amended from time to time, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements for the foreseeable future. See Liquidity, Funding, & Capital Resources on page 50 in our 2024 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:

Overnight Liquidity – Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $4.9 billion as of September 30, 2025). As of September 30, 2025, our overnight liquidity was $37.1 billion or 27% of total assets, giving us an excess overnight liquidity of $32.2 billion.

Deposit Coverage – To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2025, we had excess liquidity of $60.5 billion to support member deposits.

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

	MPF Loans	Investment Debt Securities
As of September 30, 2025	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$2,242	$780	$333
After one year through five years	5,085	11,208	139
After five years through ten years	3,385	14,254	117
After ten years	3,479	2,561	31
Total	$14,191	$28,803	$620

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 18 in our 2024 Form 10-K.

Funding

For a discussion of our sources of funding, see Sources of Funding starting on page 54 in our 2024 Form 10-K.

Conditions in Financial Markets

While there were positive signs for the markets during the third quarter of 2025, uncertainty and concerns about the labor market, inflation, trade policies and geopolitical tensions continued. The Federal Open Market Committee (FOMC) kept the target federal funds rate unchanged at a range of 4.25-4.50% at its July 2025 meeting. However, in line with market expectations, at its meeting in September 2025, the FOMC cut rates for the first time since December 2024, lowering rates to a target range of 4.00%-4.25%. The FOMC further cut rates at its October 2025 meeting, lowering rates to 3.75%-4.0%. The statements accompanying the rate cut decisions expressed the FOMC’s concerns about a cooling labor market while inflation remains above target. Additionally, the FOMC decided to stop reducing the Federal Reserve's asset holdings and reinvest principal payments from holding of agency securities into Treasury bills as of December 1, 2025, signaling the end of its quantitative tightening program.

Relative to the prevailing yields at the end of the second quarter 2025, yields for U.S. Treasuries at the end of the third quarter 2025 were lower across the curve. After declining 0.6% in the first quarter of 2025, U.S. Gross Domestic Product (GDP) grew by 3.8% in the second quarter of 2025. According to the Department of Commerce, the increase in GDP in the second quarter primarily reflected a decrease in imports and an increase in consumer spending. The U.S. stock market rose during the third quarter of 2025. The Dow Jones Industrial Average attained a record 46,398 points on September 30, 2025, versus 44,095 points on June 30, 2025.

Expectations of a federal government shutdown persisted throughout the third quarter of 2025, and effective October 1, 2025, the United States government partially shutdown due to a lapse in appropriations. The federal government shutdown has not yet had a significant impact on our business operations, including the FHLBs’ ability to issue debt. Should the federal government shutdown persist, any future impacts on the financial markets, the broader economy, or the Bank remain uncertain. For a discussion of related risks, see Risk Factors starting on page 18 of the 2024 Form 10-K.

We maintained ready access to funding throughout the third quarter of 2025.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Condensed Statements of Cash Flows

Net cash flows from operating activities

Nine months ended September 30,	2025	2024
Net cash provided by (used in) operating activities	$(133)	$352

In 2025, the majority of our operating cash outflows were related to cash paid to clearinghouses to settle mark-to-market positions. In 2024, the majority of our operating cash inflows was related to net income.

Net cash flows from investing activities with significant activity

Nine months ended September 30,	2025	2024
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$(802)	$(8,643)
Investment debt securities	(2,385)	(2,570)
Advances	(4,714)	6,368
MPF Loans held in portfolio	(1,065)	(1,641)
Other	(16)	(12)
Net cash provided by (used in) investing activities	$(8,982)	$(6,498)

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

•In 2025 and 2024, our net cash outflows for MPF Loans held in portfolio were due to new acquisition volume that outpaced paydown activity.

Net cash flows from financing activities with significant activity

Nine months ended September 30,	2025	2024
Consolidated obligation discount notes	$16,496	$7,704
Consolidated obligation bonds	(7,714)	(1,571)
Other	352	2
Net cash provided by (used in) financing activities	$9,134	$6,135

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

•In 2025, our net cash inflows for Other were primarily due to proceeds from issuance of our capital stock. In 2024, our net cash inflows for Other were primarily due to proceeds from issuance of our capital stock and cash from deposits.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Reduced Capitalization Advance Program

RCAP allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. At September 30, 2025, RCAP advances outstanding totaled $11.6 billion to 61 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

	September 30, 2025	December 31, 2024
Capital stock	$3,530	$3,267
Mandatorily redeemable capital stock (MRCS) recorded as a liability	32	4
Regulatory capital stock	3,562	3,271
Retained earnings	5,583	5,311
Regulatory capital	$9,145	$8,582

Capital stock	$3,530	$3,267
Retained earnings	5,583	5,311
Accumulated other comprehensive income (loss)	69	42
GAAP capital	$9,182	$8,620

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

We may not pay dividends if we fail to satisfy our minimum capital and/or liquidity requirements under the FHLB Act and FHFA regulations. On October 29, 2025, our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 4.30% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2025. This dividend totaled $81 million (recorded as $80 million dividends on capital stock and $1 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 14, 2025.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations, member derivative exposures, and other obligations make up the rest. Of the total credit outstanding, $61.2 billion were advances (par value) and $13.4 billion were letters of credit at September 30, 2025, compared to $56.5 billion and $12.9 billion at December 31, 2024.

	September 30, 2025			December 31, 2024
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	500	$73,859	$187,525	510	$67,491	$177,577
4	11	833	1,115	11	2,044	2,324
5	5	271	306	5	126	168
Total	516	$74,963	$188,946	526	$69,661	$180,069

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

Mortgage Repurchase Risk

We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the nine months ended September 30, 2025 and 2024, we purchased and concurrently delivered $417 million and $518 million in unpaid principal balance of these loans to Fannie Mae.

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

As of September 30, 2025	AA	A	Total
Domestic U.S.
Interest-bearing deposits	$800	$1,990	$2,790
Foreign commercial banks - federal funds sold:
Australia	1,100	—	1,100
Canada	—	2,850	2,850
Finland	495	—	495
Germany	—	1,100	1,100
Netherlands	—	1,400	1,400
Norway	750	—	750
Sweden	1,000	—	1,000
Total U.S. branches and agency offices of foreign commercial banks	3,345	5,350	8,695
Total unsecured credit exposure	$4,145	$7,340	$11,485

All $11.49 billion of the unsecured credit exposure shown in the above table were overnight investments.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents our derivative positions where we have such credit exposures. The ratings shown in the following table reflect the lowest long-term debt rating reported among the three largest NRSROs. FHFA regulations require the Bank to develop and assign internal credit ratings for its counterparties that do not rely exclusively on ratings reported by NRSROs. As such, the ratings shown in the following table are for presentation purposes only. Noncash collateral pledged consists of initial margin we posted through our FCMs, on behalf of the DCOs for cleared derivatives and is included in our cleared derivative positions with credit exposure. Noncash collateral pledged also consists of net initial margin exchanged on our bilateral derivatives, which for presentation purposes we have reported on a net basis.

	Net Derivative Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties	[a]
As of September 30, 2025
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
AA	$8	$(8)	$—	$—
A	26	(26)	—	—

Overcollateralized liability positions -
Bilateral derivatives -
AA	(21)	21	—	—
A	(84)	93	—	9
BBB	(304)	305	—	1
Cleared derivatives	(21)	—	827	806
Nonmember counterparties	(396)	385	827	816
Member counterparties	1	—	—	1
Total	$(395)	$385	$827	$817
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant regulatory actions and developments are summarized below.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment, including regulatory priorities and areas of focus, such as deregulation, which have affected, and will likely continue to affect, certain aspects of the Bank’s business operations, and could impact the Bank’s financial condition, results of operations and reputation.

As of the third quarter of 2025, the FHFA has rescinded the regulatory interpretation that had imposed detailed criteria on FHLB acceptance of municipal securities as eligible collateral and outlined how to determine and verify eligibility of municipal securities. The Bank has reviewed this rescission and will be updating its eligibility guidelines. In addition, the FHFA has withdrawn two proposed rules published in 2024: (i) the proposed rule published in November 2024 that would have amended regulations addressing boards of directors and overall corporate governance of the FHLBs and the Office of Finance, and (ii) the proposed rule published in October 2024 that would have amended the Bank's capital requirements by modifying limits on the Bank's extensions of unsecured credit. In October 2025, the FHFA rescinded several advisory bulletins and technical guidance documents. The Bank is reviewing these rescissions and assessing any potential impact they may have on the Bank and its policies and procedures.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the ultimate impact they may have on the Bank and the FHLB System. The Bank continues to monitor these actions as they evolve and will evaluate their potential impact on us. For further discussion of related risks, see Risk Factors starting on page 18 in the 2024 Form 10-K.

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

	September 30, 2025		December 31, 2024
Scenario as of	Change in Market Value/Base Market Value of Equity	Loss Limit	Change in Market Value/Base Market Value of Equity	Loss Limit
-200 bp	1.6%	(8.7)%	0.9%	(8.7)%
-100 bp	1.1%	(3.9)%	0.7%	(3.9)%
-50 bp	0.6%	(1.8)%	0.4%	(1.8)%
-25 bp	0.3%	(0.9)%	0.2%	(0.9)%
+25 bp	(0.4)%	(0.9)%	(0.2)%	(0.9)%
+50 bp	(0.8)%	(1.8)%	(0.5)%	(1.8)%
+100 bp	(1.6)%	(3.9)%	(1.0)%	(3.9)%
+200 bp	(3.3)%	(8.7)%	(2.0)%	(8.7)%

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

The table below summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of September 30, 2025	As of December 31, 2024
Yield Curve Risk	$(7)	$(1)
Option Risk
Implied Volatility	5	7
Prepayment Speeds	1	3
Basis Risk
Spread to Swap Curve	(15)	(11)

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

As of September 30, 2025, our sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $5 million, compared to $7 million at December 31, 2024. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	September 30, 2025	December 31, 2024
Down 200 bps	0.3	0.0
Base	1.4	0.8
Up 200 bps	1.6	0.9

As of September 30, 2025, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $196 million, and our market value of equity to book value of equity ratio was 102%, compared to $91 million and 101% at December 31, 2024. The slight increase in the market value of equity to book value of equity was largely a result of lower overall market interest rates.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	November 7, 2025		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		Name:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 7, 2025		(Principal Financial Officer and Principal Accounting Officer)