Form 10-K
period 2025-12-31
Federal Home Loan Bank of Chicago
filed 2026-03-10
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to applicable regulatory and statutory limits. At June 30, 2025, the aggregate par value of the stock held by current and former members was $3,688,141,061. As of January 31, 2026, registrant had 37,860,943 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

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

A Glossary of Terms can be found on page 114.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Membership Trends

The following table presents the geographic locations of our members by type of institution:

	December 31, 2025				December 31, 2024
	Number of Institutions				Number of Institutions
	Illinois	Wisconsin	Total	Percent	Illinois	Wisconsin	Total	Percent
Commercial banks	268	133	401	64%	276	134	410	63%
Savings institutions	36	18	54	8%	37	18	55	9%
Credit unions	51	50	101	16%	51	51	102	16%
Insurance companies	49	23	72	11%	48	22	70	11%
Community Development Financial Institutions	5	4	9	1%	5	3	8	1%
Total	409	228	637	100%	417	228	645	100%

The following table presents our FDIC-insured depository institution members by asset size. Community Financial Institution (CFI) is defined by our regulator, the FHFA, as FDIC-insured institutions with no more than $1.500 billion (the limit during 2025) in average total assets over three years. This limit is adjusted annually for inflation. See the Glossary of Terms for "CFI" on page 114 for further details.

As of December 31,	2025	2024
FDIC-insured depository institution member asset size:
Community Financial Institutions	86.37%	87.53%
Larger non-community financial institutions	13.63%	12.47%
Total	100.00%	100.00%

In 2025, our total membership declined by eight institutions.

We lost 15 members due to mergers and one member was placed in receivership. Although 13 of these members were ultimately acquired by other Bank members, two were ultimately acquired by out-of-district institutions.

We gained eight new members by adding one credit union, four banks, two insurance companies, and one community development financial institution during 2025. We continue to work toward our goal of building a stronger cooperative by adding new members.

For a variety of reasons, including mergers and acquisitions of members, we could experience a contraction in our membership that could lower overall demand for our products and services. For a discussion of risks relating to reduced business activities with significant members or the loss of such members, see Risk Factors starting on page 16.

In 2025, 89% of our member institutions and housing associates used at least one of our core product offerings - advances, letters of credit, or MPF Program products - or Community Investment (as further described below) products.

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

Our vision is to continue to be a reliable source of liquidity and funding that strengthens our members and empowers them to enhance access to quality, affordable housing in their communities. Two core pillars drive our strategy to help us achieve our vision:

1. Engaged Membership: We seek to serve our members to build vibrant communities by reliably providing funding and liquidity, innovative solutions, community investments, and an exceptional experience that drives consistent engagement.
2. Housing Leadership: We seek to leverage our influence, financial strength, and partnerships with our members to increase the supply of, and access to, quality owner-occupied housing within our District.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Additionally, we believe that optimizing operations enabled by technology and cultivating a high performing and engaged workforce will help us achieve our vision.

Mission Asset Ratio

The following table represents a view of the mission-focused business we do as a cooperative bank.

	2025	2024
Average par value for the years ended December 31,
Advances	$73,048	$70,268
Mortgage assets (Acquired Member Assets - AMA)	13,827	12,274
Primary mission assets	$86,875	$82,542
Consolidated obligations	$126,387	$118,473
U.S. Treasuries	4,357	2,869
Consolidated obligations less U.S. Treasuries	$122,030	$115,604
Primary mission asset ratio	71.2%	71.4%

Supplemental mission assets and activities as of December 31,
MPF Program Loans held by other third party investors	$20,487	$21,917
Member standby letters of credit	12,874	12,908
Mission related liquidity	32,233	30,426
Small Business Administration investments	3,065	3,137
Housing authority standby bonds purchased and commitments outstanding	582	527
MPF Loan delivery commitments	176	93
Advance commitments	10	445
Member derivatives	2	2
Community First Fund loans and commitments	56	51
Supplemental mission assets and activities	$69,485	$69,506

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

Our primary mission asset ratio for the year ended December 31, 2025 was 71.2%.

For a discussion on how the change in business activities with significant members and the loss of such members may negatively impact our primary mission asset ratio, see Risk Factors on page 16.

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

We make secured, fixed- or variable-rate advances to our members. Advances are secured by mortgages and other collateral that our members pledge. We determine the maximum amount and term of advances we will lend to a member as follows:

•we value the types of collateral eligible to be pledged to us and apply a margin to secure our advances to members, based on our assessment of the member's creditworthiness and financial condition; and

•we conduct periodic collateral reviews with members to establish the amount we will lend against each collateral type.

We are required to obtain and maintain a first-lien security interest in eligible collateral at the time we originate or renew an advance. For further detail on our underwriting and collateral guidelines, see Establishing Credit Limits on page 57.

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

•Putable Advances: We issue putable, fixed- and variable-rate advances in which we maintain the right to terminate the advance at predetermined exercise dates at par.

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

The FHLB Act authorizes us to make advances to non-member housing associates that meet regulatory eligibility requirements including that the housing associate is approved under Title II of the National Housing Act. We currently have approved four non-member housing associates that are eligible to borrow from the Bank. We had $32 million in advances outstanding to non-member housing associates at December 31, 2025, and $11 million at December 31, 2024.

For disclosure relating to our five largest advance borrowers as of December 31, 2025, see page 43.

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

We purchase MPF Loans to retain in our portfolio for investment, to sell to third parties, or to securitize Government Loans into Ginnie Mae MBS. The Bank has established internal limits for our investment in MPF Loans held in portfolio to appropriately manage risks inherent in holding mortgages. Our MPF Loan products are outlined in the chart below.

MPF Product	Mortgage Type	Loan Balance	Held in our Portfolio for Investment?
MPF Portfolio / On-Balance Sheet Products [a]	Conventional or Government	Conforming or determined by the applicable government agency eligibility guidelines	Yes
MPF Xtra®	Conventional	Conforming	MPF Loans are concurrently sold to the Federal National Mortgage Association (Fannie Mae).
MPF Government MBS	Government	Determined by the applicable government agency eligibility guidelines	Government Loans are held in our portfolio for a short period of time until such loans are pooled into Ginnie Mae MBS.
a    MPF Portfolio / On-Balance Sheet products include conventional loans and government insured/guaranteed loans. Only conventional loans are credit enhanced by the PFI in accordance with the FHFA Acquired Member Assets (AMA) regulation. Government loans are insured or guaranteed by the following government agencies: the Federal Housing Administration (FHA); the Department of Veterans Affairs (VA); Rural Housing Service of the Department of Agriculture (RHS); or Department of Housing and Urban Development (HUD).

We provide programmatic and operational support in our role as the administrator of the MPF Program on behalf of the other MPF Banks for a fee. MPF Banks may acquire whole loans from their PFIs to retain on their balance sheet. Other MPF Banks’ PFIs that participate in off-balance sheet products sell MPF Loans directly to us.

Member PFIs

Members and eligible housing associates become PFIs of their respective MPF Bank by executing a PFI Agreement that provides the MPF Loan selling and servicing terms and conditions. The MPF Guides supplement the PFI Agreement and provides additional requirements for PFI eligibility including maintenance of anti-predatory lending policies, errors and omissions insurance and a fidelity bond. All of the PFI's obligations under the PFI Agreement are secured under its advances agreement with the MPF Bank. A PFI is required to pledge collateral for its CE Amount (as further discussed below) and an MPF Bank can request additional collateral to secure the PFI's other obligations under the PFI Agreement, if necessary.

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

We make customary representations and warranties regarding the eligibility of the off-balance sheet MPF Loans to third party investors. If a loan eligibility requirement or other warranty is breached, these third parties could require us to repurchase the MPF Loan or provide an indemnity. PFIs make the same representations and warranties to us with respect to the MPF Loans. When a PFI sells a mortgage loan under any MPF Loan product that fails to comply with the representations and warranties, the PFI may be required to provide an indemnification covering related losses or to repurchase the MPF Loans if the failure cannot be cured. See Mortgage Repurchase Risk on page 60 for further information about MPF Loans repurchases.

Loss Structure for Credit Risk Sharing Products

Each MPF Loan delivered by a PFI is linked to a Master Commitment (MC) and any credit losses arising from a mortgage loan are allocated to the appropriate loss layer in that MC. Credit losses not absorbed by the borrower’s equity in the property and any primary mortgage insurance (if available) are allocated between a PFI under its credit enhancement obligation and their MPF Bank.

For conventional MPF Loan products held in our portfolio, PFIs are required to share in the credit risk associated with the mortgage loans by providing credit enhancement, described as follows: 1) depending upon the loan product, a withholding by the Bank of the PFI's scheduled performance credit enhancement income (CE Income) payment in order to reimburse the Bank for any losses (Recoverable CE Income) in the first layer of credit loss exposure (what we call the first loss account or FLA); and 2) direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance (the CE Amount).

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

Competition

We face competition in the markets for conventional loans, Government Loans, and loans with credit risk sharing arrangements from secondary market participants. Secondary market participants include, but are not limited to, dealers, banks, hedge funds, money managers, insurance companies, large mortgage aggregators (including non-bank mortgage companies), private investors, and other GSEs such as Fannie Mae and Freddie Mac. Some of these competitors have greater resources, larger volumes of business, and longer operating histories. As a result, our ongoing revenue derived from MPF Loan products may be affected by the volume of business done by our competitors. For further discussion of risks relating to competition and the MPF Program, see Risk Factors on page 16.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Activities

Investments

We maintain a portfolio of investments for liquidity purposes and to provide additional earnings. To ensure the availability of funds to meet member credit needs, we maintain a portfolio of short-term liquid assets, principally overnight federal funds sold, securities purchased under agreements to resell, and interest-bearing deposits, entered into with or issued by highly rated institutions and other eligible counterparties. For further discussion of unsecured credit exposures related to our short-term investment portfolio, see Unsecured Short-Term Investments on page 64.

Our longer-term investment debt securities portfolio includes securities issued by the U.S. government, U.S. government agencies, and GSEs, as well as investments in Federal Family Education Loan Program (FFELP) student loan asset-backed securities (ABS), and mortgage-backed securities (MBS) that are issued by GSEs. For a discussion of the carrying values and ratings of these securities, see Investment Debt Securities on page 61. For this purpose, GSE includes Fannie Mae and Freddie Mac. Securities issued by GSEs are not guaranteed by the U.S. government.

Under FHFA regulations, we are prohibited from trading debt securities for speculative purposes or engaging in market-making activities. Additionally, we are prohibited from investing in certain types of higher risk securities, such as equity securities, residual or stripped securities, instruments issued by non-U.S. entities (other than those issued by U.S. branches and offices of foreign commercial banks), or non-investment grade instruments at the time of purchase, as well as whole loans, unless otherwise expressly permitted by regulation.

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

The FHFA's regulations and our internal derivatives and hedging policies establish guidelines for our use of interest rate derivatives. These regulations prohibit the speculative use of financial instruments authorized for hedging purposes. They also limit the amount of counterparty credit risk allowed. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 66 and Note 9 - Derivatives and Hedging Activities to the financial statements.

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

Direct grants are available under our competitive AHP General Fund to members in partnership with community sponsors and may be used to fund the acquisition, rehabilitation, and new construction of affordable rental or owner-occupied housing. We awarded competitive AHP subsidies of $52 million for the year ended December 31, 2025 and $48 million for the year ended December 31, 2024.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

In addition, direct grants are available to members under our Downpayment Plus® (DPP®) homeownership set-aside programs and may be provided to eligible homebuyers to assist with down payment, closing, counseling, or rehabilitation costs in conjunction with an acquisition. We also recognize that additional funding is beneficial in meeting community needs in affordable housing, so we contribute additional funds in excess of the amounts allocated by statute for our DPP programs. During the years ended December 31, 2025 and 2024, we disbursed $43 million and $42 million, respectively, through our DPP programs.

Assessments for our AHP are included in affordable housing assessments in our Statements of Income. During the year ended December 31, 2025, we recognized a statutory assessment of $73 million to fund our AHP General Fund and DPP programs in 2026. For additional information on our AHP General Fund and DPP programs, see Note 11 - Affordable Housing Program to the financial statements.
Voluntary Grant Programs - In addition to the grants provided through AHP, the Bank offered additional grant programs to support affordable housing and economic development needs in our district. The voluntary grant programs offered in 2025 were:

•Community First® Housing Counseling Resource Program: A grant program to support housing counseling agencies in expanding their service to low- and moderate-income homebuyers.
•Community First Developer Program: A grant program to fund career development initiatives that support developers of affordable housing.

We awarded $12 million and $7 million through these voluntary grant programs during the years ended December 31, 2025 and 2024, respectively.

Community Lending

Community Impact Advance Pilot Program - In 2024, the Bank launched the Community Impact Advance Pilot Program to provide up to $50 million in interest rate subsidies to support our members’ lending and investments in affordable housing, economic development, and community partnerships. The program was designed in response to members’ needs and challenges, particularly the critical issues of rising costs and interest rates, which have made accessing needed capital more difficult. By offering up to a 200 basis points interest rate reduction on advances, the program helps lessen these barriers, increasing the funding members can provide their communities. The pilot concluded in 2025, and insights gained through member participation and project outcomes directly informed the redesign of the Community Advance Program discussed below.

Community Advances and related letters of credit - We offer products where members may apply for advances or letters of credit to support affordable housing or community economic development lending (called Community Advances and Community Letters of Credit, respectively). The discount advances program provides funding at interest rates below regular advance rates for terms typically up to 10 years. Community Advances may be used to finance eligible affordable housing and economic development projects, such as construction, purchase, rehabilitation or refinance of affordable owner-occupied, multi-family, and- rental housing, industrial and manufacturing facilities, agricultural businesses, healthcare facilities, educational centers, public or private infrastructure projects, or commercial businesses. In 2025, we consolidated multiple discount advance programs into a single Community Advance program with streamlined processes to make member use of discounted advances simpler, more flexible, and more impactful.

Community First Fund - We have a Community First Fund (the Fund), which is an innovative revolving credit facility that provides subsidized or low-cost, longer term financing to CDFIs, community development loan funds, and state housing finance authorities promoting affordable housing and economic development in our district. For additional information on the Fund, see Note 8 - Allowance for Credit Losses to the financial statements.

As of December 31, 2025, and 2024, we had approximately $1.9 billion and $1.2 billion in advances and loans outstanding, respectively, under our community lending programs and $11 million and $17 million outstanding, respectively, related to our Community Advances letters of credit. In total, the Bank has funded approximately $3.4 billion and $2.5 billion in advances and loans through our community lending programs in 2025 and 2024, respectively, leveraging total subsidies of $33 million and $60 million for below-cost lending.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Funding

Consolidated Obligations

Our primary source of funds is the sale to the public of FHLB debt instruments, called consolidated obligations, in the capital markets. Additional funds are provided by deposits, other borrowings, and the issuance of capital stock. Consolidated obligations, which consist of bonds and discount notes, are the joint and several liability of the FHLBs, although the primary obligation is with the individual FHLB that receives the proceeds from issuance. Consolidated obligations are issued to the public through the Office of Finance using authorized securities dealers. Consolidated obligations are backed only by the financial resources of the FHLBs and are not guaranteed by the U.S. government. See Funding on page 46 for further discussion.

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

The FHLBs have traditionally had a diversified funding base of domestic and foreign investors, although investor demand for our debt depends in part on prevailing conditions in the financial markets. For further discussion of market conditions and their potential impact on us, see Risk Factors on page 16 and Funding on page 46.

Although the available supply of funds from the FHLBs' debt issuances has kept pace with the funding requirements of our members, there can be no assurance that this will continue to be the case.

Business Environment

Our financial condition and results of operations are influenced by the interest rate environment, global and national economies, local economies within our district of Illinois and Wisconsin, and the conditions in the financial, housing, and credit markets. In particular, our net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. We endeavor to manage our interest rate risk by entering into fair value hedge relationships utilizing interest rate derivative agreements to hedge a portion of our advances, investment debt securities, and debt. We are exposed to the variability in the net proceeds received from forecasted zero-coupon discount notes, and the variability of cash flows associated with periodic SOFR-indexed bond issuances, which is attributable to changes in the benchmark interest rate. Our cash flow hedge strategies are intended to be used as follows: to hedge, on a "rolling" basis, 1) our exposure to the variability in the net proceeds received from forecasted zero-coupon discount notes and 2) the variability of cash flows associated with periodic SOFR-indexed bond issuances attributable to changes in the benchmark interest rate. The first cash flow hedge strategy applies to legacy discount note hedging relationships. The second cash flow hedge strategy has been active since LIBOR's cessation. The Bank enters into interest rate swaps to mitigate exposures related to each cash flow hedge strategy. Additionally, we enter into economic hedges using derivative agreements to hedge our mortgage-related assets, which are sensitive to changes in mortgage rates.

Our profitability is significantly affected by the interest rate environment. We earn relatively narrow spreads between yields on assets and the rates paid on corresponding liabilities. A large portion of our advance business is based on our funding costs plus a narrow spread. We also expect our ability to generate significant earnings on capital and short-term investments will be affected by the Federal Reserve’s policy of setting the short-term federal funds rate. Income and spreads can also be affected by changes in regulations or accounting rules, which can change the funding, hedging, and the liquidity profile of our balance sheet. Short-term interest rates also directly affect our earnings on invested capital. The size of our balance sheet and amount of our earnings are also affected by the level of advances outstanding, the demand for which is affected by the amount of liquidity in the financial system, which in turn depends in part on the level of monetary stimulus from the Federal Reserve and fiscal stimulus from the government, as well as the demand for loans in the economy and the relative attractiveness of investments. For further discussion of the risk we face relating to the interest rate environment and government monetary policies, see Risk Factors on page 16.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Our operating results are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. A flattening of the spread curve to swap benchmarks tends to compress our net interest margin, while steepening of the spread curve to swap benchmarks offers better opportunities to purchase assets with wider net interest spreads. The Federal Reserve's purchase or sale of securities in the open market and the issuance of treasury securities by the U.S. Treasury impacts market spreads generally, including the spreads we earn on our investment portfolio and the spreads we pay on our debt issuance. The performance of our MPF Loans held for investment portfolio is particularly affected by shifts in the 10-year maturity range of the yield curve, which heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products in a refinancing. As higher coupon MPF Loans mature, the return of principal may not be invested in assets with a comparable yield, resulting in a potential decline in the aggregate yield on the remaining MPF Loans held for investment portfolio and investment debt securities and a possible decrease in our net interest margin.

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

Workforce Profile

Our workforce is primarily comprised of permanent employees, with our principal operations in one location. We also use consultants, independent contractors, and temporary employees in the normal course of our business. As of December 31, 2025, we had 467 full-time and 8 part-time employees. Our workforce has traditionally included a number of longer-tenured employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas, continuous improvement, and our goals of a high-performing workforce. As of December 31, 2025, the average tenure of our employees was 9 years.

There are no collective bargaining agreements with our employees.

Total Rewards

We seek to attract, develop and retain talented employees to achieve our strategic business initiatives, enhance business performance and provide members a reasonable return on their investment in the Bank. We support this objective through a combination of development programs, benefits and employee well-being programs, and recognizing and rewarding performance. Specifically, our programs include:

•Cash compensation that includes competitive salary and performance based incentives
•Benefits, including health insurance, life and AD&D insurance, supplemental life insurance, a lifestyle spending account, 401(k) retirement savings plans with employer match, and pension benefits
•Well-being programs, including an employee assistance program
•Time away from work, including time off for vacation, illness, personal, holiday, and volunteer opportunities
•Culture programs, including employee resource groups, employee engagement teams, and philanthropic volunteer groups
•Work/Life balance, including 100% paid salary continuation for short-term disability, family leave, new child leave, military leave, bereavement, jury duty and court appearances, flexible scheduling, and a hybrid work environment
•Development programs and training, including leadership development, educational assistance programs, internal educational and development opportunities, access to digital career development courses, and fee reimbursement for external educational and development programs

Our performance management framework includes annual goal setting as well as mid-year and year-end performance reviews. Merit and incentive payments are differentiated for the Bank’s highest performers.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Oversight, Audits, and Legislative and Regulatory Developments

Regulatory Oversight

We are supervised and regulated by the FHFA, an independent federal agency in the executive branch of the U.S. government. The FHFA's operating and capital expenditures are funded by assessments on the FHLBs; no tax dollars or other appropriations support the operations of our regulator. To assess our safety and soundness, the FHFA conducts annual, on-site examinations as well as periodic on-site reviews. Starting in 2026, the FHFA will conduct on-going monitoring and targeted examinations of the FHLBs. Additionally, we are required to submit monthly financial information on our condition and results of operations to the FHFA.

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

Our business is subject to extensive regulation and supervision. As discussed throughout this Form 10-K, the laws, regulations, and regulatory guidance to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, collateral practices, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As a result, such laws and regulations have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, product and service offerings, risk management, and costs of compliance. For a discussion of risks relating to the complex body of laws and regulations to which we are subject, see Risk Factors on page 16. For a discussion of the impacts of recent regulatory and legislative developments, see Legislative and Regulatory Developments below.

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

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions and areas of focus, such as deregulation, by the federal executive administration have changed and continue to change the regulatory environment. For example, the FHFA repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBs, effective March 9, 2026, citing the federal executive administration’s deregulatory priorities. Furthermore, during 2025, withdrawals and rescissions of certain rules, proposed rules, and guidance have affected, and likely will continue to affect, certain aspects of our business operations. These changes could have an impact on our financial condition, results of operations, and reputation.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

On January 20, 2026, the federal executive administration issued an executive order that seeks to restrict acquisitions by large institutional investors of single-family homes. Among other things, the executive order directs certain agencies, including the FHFA to issue guidance to: (i) prevent agencies and government-sponsored enterprises from providing for, approving, insuring, guaranteeing, securitizing, or facilitating the acquisition by a large institutional investor of a single-family home that could otherwise be purchased by an individual owner-occupant, or disposing of federal assets in a manner that transfers a single-family home to a large institutional investor; and (ii) promote sales to individual owner-occupants, including through anti-circumvention provisions, first-look policies, and disclosure requirements. The executive order also calls for legislative recommendations to codify related policies and directs certain agencies to conduct reviews and consider additional measures to combat speculation by large institutional investors in single-family housing markets. The Bank is unable to predict the nature of the guidance, measures, or recommendations, or how each may impact our business.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the impact they may have on the Bank and the FHLB System. We also cannot predict the federal executive administration’s actions on U.S. housing finance and government-sponsored enterprises, including relating to the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, or the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government backed guarantees, and any corresponding impacts to the FHLB System, the secondary mortgage and mortgage-backed securities market, or the mortgage industry. The Bank continues monitor these actions as they evolve and to evaluate their potential impact on us. For a discussion of related risks, please refer to Item 1A. Risk Factors.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 1A. Risk Factors.

Business Risks

The Bank and our members are subject to and affected by a complex body of laws and regulations and regulatory guidance, which could change or be applied in a manner detrimental to our business operations and adversely affect our financial condition.

We are a GSE governed by Federal laws and the regulations of the FHFA. Our mission is to provide liquidity to members and support housing and community development. Changes in laws affecting the FHLBs, as well as regulations or guidance modified or adopted by the FHFA or other agencies could have a negative effect on our net income or our ability to conduct business (including our ability to adapt to changing conditions) or may change how we meet our mission or our business operations.

The FHFA is charged with ensuring that the FHLBs carry out their housing finance mission, remain adequately capitalized and able to raise funds in the capital markets, and operate in a safe and sound manner; accordingly, the FHFA's extensive regulatory authority over the FHLBs includes the authority to liquidate, merge, consolidate, or redistrict the FHLBs. In the event of an FHLB merger, consolidation, or liquidation, members may be subject to FHFA-approved terms, which may be inconsistent with an FHLB’s capital plan. The FHFA also has authority over FHLB liquidity and capital requirements, and permissible FHLB products and activities (including the authority to impose limits on, or restrict member access to, those products and activities), and future FHFA rule changes or guidance could adversely affect our business or our members. Changes in statutory or regulatory requirements or policies, or their application, could affect, among other things: our membership; members' access to products and services; funding costs; liquidity and capital requirements; retained earnings and dividends; accounting policies; debt issuance limits; stock redemption and repurchase practices; permissible business activities; product pricing and structure; collateral practices; compliance requirements; operational processes; demand for our products (including as a result of changes to credit underwriting standards and member credit risk management requirements); the size, scope, or nature of our lending, investment and MPF Program; and balance sheet management and operations, all and any of which could adversely affect our business and financial condition. Moreover, we are subject to regulatory guidance that may constrain our balance sheet management and limit our ability to effectively adapt to changing conditions, including a mission asset ratio requirement (as further described on page 5); guidance providing for us to maintain a ratio of at least two percent of capital stock to total assets (as further described on page 51), and the Liquidity AB (as further described on page 45). If we are unable to successfully maintain our balance sheet and cost infrastructure at an appropriate composition and size scaled to member demand, including as a result of the regulatory limitations described above, our results of operations, financial condition, and level of ongoing community support may be negatively impacted.

Continuing developments in FHFA’s and the current federal executive administration’s areas of focus and regulatory priorities may result in additional changes in the Bank’s regulatory environment, including without limitation, as discussed in Legislative and Regulatory Developments on page 14. We also cannot predict the federal executive administration’s or the FHFA’s actions on U.S. housing finance and government-sponsored enterprises, as further discussed in Legislative and Regulatory Developments on page 14. Any regulatory or legislative-related changes, as well as any resulting increased scrutiny of the Bank and the FHLB System and its mission and activities, could materially affect our business, results of operations and reputation, and the value of FHLB membership.

Our business and results of operations may be adversely affected by changing economic conditions, including the condition of the U.S. housing and mortgage markets, and related U.S. government policies.

Our business and results of operations are sensitive to changing economic conditions, including the conditions of the domestic and district-specific markets, international markets, and the U.S. housing and mortgage markets. An economic downturn or recession, adverse trends in employment levels or labor force access, a slowdown in regional or national economic activity, prolonged inflation, geopolitical instability, tension, tariffs, or conflicts, trade and supply chain disruptions, economic or other sanctions, or a sustained capital market correction could adversely affect overall economic conditions and could result in market volatility and disruptions, which in turn may result in adverse consequences in our or our members’ or counterparties’ businesses and their respective credit obligations to us.

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

Our business and results of operations are also affected by the fiscal and monetary policies and actions of the federal government and its agencies in response to changing economic conditions, including the Federal Reserve, which regulates the supply of money and credit in the United States. There continues to be volatility in the financial markets and uncertainties about the economic outlook. Federal government actions and policies, including rate cuts/hikes, stimulus measures, or quantitative tightening/easing programs, may directly and indirectly influence the level of rates and shape of the yield curve, impacting interest rates on the Bank’s assets and liabilities, the demand for FHLB debt or advances, or prepayment on our MPF Loans and investments with associated reinvestment risks, all of which could adversely affect our financial condition, results of operations, and ability to pay dividends. Moreover, our member’s access to our credit products, including our advances, is directly related to the value of the eligible collateral they can pledge to us. Where a member’s collateral is comprised of fixed income instruments, the value of that collateral is negatively impacted by increasing interest rates and a borrower's ability to repay loans could be challenging, which in turn may decrease their capacity to do business with us. Any such decrease in business could adversely affect our financial condition and results of operations.

We face competition for advances, which could adversely affect our business.

Our primary business is making advances to members. In making advances to members, we compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, the Federal Reserve, and, in certain circumstances, other FHLBs with which members have a relationship through affiliates. Changes to legislation or regulations affecting our members or their use of our products, changes to our members’ business models, or the availability of alternative funding sources, may negatively affect our advance levels. Moreover, if we are unable to structure our advance products, collateral requirements, dividends, and pricing (including pricing for short-term advances and other products where the competitiveness of such products depends on the "all in" product cost to members) to satisfy the specific funding or investment requirements of all members, our members may turn to other sources of liquidity and our advance levels could decrease.

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

Much of our future success depends on the continued availability and service of senior management and other qualified personnel, the loss of whom could harm our business. Additionally, we must continue to recruit, retain and motivate a qualified pool of employees to maintain our current business and to execute our organizational and other strategic initiatives. Within the financial services industry and from businesses of varying sizes outside the financial services industry, there is competition for qualified personnel, and often with specialized skill sets. Also, our ability to attract and retain employees could be impacted by changing workforce concerns and expectations, remote working arrangements, and increased wages and costs of other benefits necessary to attract and retain high-quality employees with the right skill sets. If we are unable to recruit, retain and motivate high-caliber employees to maintain our current business, transform our operations, and support our projected growth, our business and financial performance may be adversely affected.

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

Our and our members’ inability to adapt to a rapidly evolving financial services industry amid a highly competitive and evolving regulated landscape, while managing expenditures, could harm our business.

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

At December 31, 2025, our five largest advance borrowers held 36.2% of total advances outstanding. Advance balances with our largest members and our other members could change due to factors such as a change in member demand or borrowing capacity, regulatory changes, market conditions, or the competitive factors discussed herein or otherwise. If, for any reason, we experience sustained decreases in business with our largest members, including as a result of prepayments, or if we lose such members, our financial condition and results of operations could be negatively impacted. Unless these advances are replaced by additional business from other members, our advance and capital stock levels would decrease, which would decrease the scale of our balance sheet and our capacity for investments.

Additionally, various factors, including regulatory changes, have contributed to increased consolidation in the financial services industry, and could reduce the number of current and potential Bank members. For example, depository institutions continue to experience consolidation due to, among other things, changes in the regulatory environment, greater competition from non-bank fintech companies, lower interest margin, and/or higher technology costs that incentivize increased scale. Moreover, future stress events affecting the financial services industry could impact the markets and result in financial difficulties for our members, which could ultimately result in further consolidation of their businesses. If for any reason, we were to lose a member or members whose business and capital stock investments are significant to our business, our financial condition and results of operations could be negatively impacted. And to the extent that reduced demand as a result of further industry consolidation is not replaced by demand from our other or new members, our results of operations, primary mission asset ratio and supplemental mission asset ratio may be negatively impacted.

Failure to meet minimum regulatory capital requirements and guidance could adversely affect our ability to conduct business and our earnings, and could restrict us from redeeming or repurchasing stock which would create an illiquid investment for holders.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Furthermore, any suspension of dividends and/or capital stock repurchases and redemptions could decrease member confidence, which in turn could reduce advance demand and net income should members elect to use alternative sources of wholesale funding. For further discussion of our minimum regulatory capital requirements, see Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements. For additional information on limitations on our ability to repurchase or redeem capital stock, see Statutory and Regulatory Restrictions on Capital Stock Repurchase and Redemption on page 51.

Additionally, FHFA guidance regarding our capital stock levels relative to total assets and our retained earnings and dividend policy has impacted and may continue to impact how we manage our balance sheet, which could adversely affect our business and members’ investment in our stock. For a discussion of our retained earnings and dividend policy, see Retained Earnings and Dividend Policy on page 53.

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

Moreover, the scope, timing, and effect of any regulatory reform affecting the GSEs could have a significant effect on the FHLB System and could negatively change the perception of the risks associated with the GSEs and their debt securities. For example, changes made by the administration to Fannie Mae’s and Freddie Mac’s business priorities, investments, or changes to their conservatorships, capital structure or the nature of their government guarantees could have a significant effect on the FHLBs. While there are significant differences between the FHLBs and Fannie Mae and Freddie Mac, legislation or other regulatory reforms affecting the GSEs could inadequately account for these differences, which could negatively change the perception of the risks associated with the GSEs and their debt securities. This change in the perception of risk generally, or any actual or perceived competitive advantage to Fannie Mae and Freddie Mac arising from changes to their conservatorships, could adversely affect the FHLBs’ funding costs, access to funding, competitive position, and the Bank’s financial condition and results of operations.

Any reduction in dividend levels, failure to meet our dividend guidance or the cessation of dividend guidance in the future, limitations on the payment of dividends and repurchase of excess capital stock, or future changes to our capital stock requirements may adversely affect our business.

We strive to pay a reasonable dividend on our Class B2 membership stock and a higher dividend on Class B1 activity stock in order to recognize those members that are using our products. See Dividend Payments on page 53. The Bank’s board of directors may declare dividends from the Bank’s previously retained earnings and/or current net income. We have a retained earnings and dividend policy, as further described under Retained Earnings and Dividend Policy on page 53, which guides our Board in setting dividend levels. Events such as changes in interest rates, changes in spreads, changes in collateral value and/or credit quality of members, changes to regulatory capital requirements, and any future credit losses may result in the Bank reducing its dividend and dividend guidance levels relative to market rates, failing to maintain a higher dividend on Class B1 activity stock, or suspending dividends altogether. Relatedly, our ability to meet or provide any dividend guidance may be impacted by a change in financial or economic conditions, or regulatory or statutory limitations, and any other relevant factors. Moreover, the Bank’s ability to pay dividends and to repurchase or redeem capital stock is subject to statutory and regulatory restrictions and dependent on the Bank’s ability to generate income.

To the extent that current and prospective members determine that our dividend and/or dividend guidance are insufficient or our ability to pay future dividends or repurchase excess capital stock becomes limited, we may be unable to expand our membership, or we may lose members, or we may experience decreased member demand for products requiring capital stock purchases, which may in turn adversely affect our results of operations and financial condition.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Our MPF Program relies on the participation of our PFIs, other FHLBs and their PFIs, and the loss of any such participants may adversely impact our results and operation and business. The continued decline and shift in national mortgage originations and the competitive and highly regulated landscape may also negatively impact our MPF Program and the related business.

The MPF Program is a secondary mortgage market business under which we purchase mortgage loans from our PFIs for on and off-balance sheet products and PFIs of other FHLBs for off-balance sheet products (together with us, the MPF Banks). We also provide programmatic and operational support for a fee in our role as the administrator of the MPF Program on behalf of the other MPF Banks. Accordingly, the success of the program depends not only on the participation of our PFIs, but also on the participation of other MPF Banks and their PFIs. To the extent an insufficient number of our PFIs, other FHLBs and their PFIs choose to participate in the MPF Program, net revenues may decline and ultimately negatively impact our results of operation and business.

As of the end of the fourth quarter of 2025, our top five PFIs, in the aggregate, accounted for 34% of our MPF on balance sheet purchases held in portfolio. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

Total market mortgage originations have declined substantially since mortgage rates began to rise in late 2021. While gradual improvements in market conditions have developed during 2025, the mortgage origination environment remains historically challenging for lenders and borrowers. While mortgage originations have recovered in 2025, ongoing housing conditions relating to housing supply and affordability may adversely impact volume available to purchase from our PFIs. There has also been a prolonged shift from a mortgage loan refinancing market, in which our PFIs are more active, to a purchase market, in which our PFIs have been historically less active, and accordingly, we may incur a decrease in volume available to purchase from our PFIs. In addition, PFIs may stop selling loans into the MPF Program due to mergers with or into other organizations, or as a result of market competition, including from non-bank originators who are not eligible to be members of the FHLBs and therefore not eligible to participate in our MPF Program. To the extent a sufficient number of our PFIs experience a decline in new mortgage originations or discontinue selling into the MPF Program, and we do not gain a sufficient number of new PFIs to offset such decline or departures, or experience increased loan volume purchased from current PFIs, we may incur a decrease in volume available to purchase, resulting in a decline in MPF Program volume.

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

We realize net interest income primarily from the spread between interest earned on our outstanding advances, MPF Loans, and investments less the interest paid on our consolidated obligations and other liabilities and our corresponding derivative hedging instruments. When interest rates increase, we may experience extension risk, which is the risk that our mortgage-based assets will remain outstanding longer than expected at below-market yields or refunding risk, to the extent our liabilities are rolling over faster than our fixed rate assets, especially if costs are higher. Therefore, any rapid change in interest rates or more costly debt refunding could adversely affect our net interest income. Conversely, a very low interest-rate environment could adversely impact us in various ways, including lower market yields on investments and faster prepayments on our MPF Loans and investments with associated premium write-offs, debt overhang, and reinvestment risk. These risks are increased to the extent we have concentrations of high/low mortgage interest rate loans, concentrations of loan vintages, funding mismatches between assets and liabilities, or geographic concentrations. Our investment income and, in turn, our financial condition and results of operations, could be adversely impacted as a result. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 66 for additional discussion and analysis regarding our sensitivity to interest rate changes and the use of derivatives to manage our exposure to interest-rate risk.

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

The FHLBs’ consolidated obligations are rated AA+/A-1+ by S&P and Aa1/P-1 by Moody’s, with stable outlooks. Rating agencies may from time to time change a rating or outlook or issue negative reports. Because all of the FHLBs have joint and several liability for all FHLB consolidated obligations, negative developments at any FHLB may adversely affect these credit ratings or result in the issuance of a negative report regardless of the financial condition and results of operations of the other FHLBs. In addition, because of the FHLBs' GSE status, the credit ratings of the FHLB System, the FHLBs, and consolidated obligations are directly influenced by the sovereign credit rating of the United States, which was previously downgraded and may be downgraded again for reasons such as failure to address its fiscal budget deficit or statutory debt limits. If the U.S. sovereign credit ratings or outlooks are further downgraded, similar downgrades in the credit ratings or outlook of the FHLBs and FHLB System consolidated obligations would mostly likely occur even though they are not obligations of, or guaranteed by, the United States.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Advances. To the extent our members are under financial stress, we are exposed to the risk that they may default on their outstanding obligations to us, including the repayment of advances. Additionally, to the extent a member failure is accelerated, this could increase our repayment risk by limiting our ability to fully enact risk mitigants. If a member defaults on its obligations, or the FDIC, or any other applicable receiver, fails either to promptly repay all of that failed institution's obligations or to assume the outstanding advances, then we may be required to liquidate the collateral pledged by the failed institution. The volatility of market prices and interest rates could affect the value of the collateral. The proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations or the operational cost of liquidating the collateral. Default by a member with significant outstanding obligations to us could adversely affect our results of operations and financial condition. Although we closely monitor our credit and collateral agreement processes, we may experience credit losses and our business may be adversely affected if we are unable to sufficiently collateralize our risk exposures in the event of potential default by, or resolution of, members.

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

Federal Funds and Interest-Bearing Deposits. We invest in Federal Funds sold and deposits with banks in order to ensure the availability of funds to meet members' credit and liquidity needs and for income. Because these investments are unsecured, our credit policies and FHFA regulations restrict these investments to short-term maturities and certain eligible counterparties. If the credit markets experience disruptions, it may increase the likelihood that one of our Federal Funds or deposit counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. For further discussion on our Federal Funds and deposit investments, see Unsecured Short-Term Investments on page 64.

Securities Purchased Under Agreements to Resell. We also invest in securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs and for income. These investments are secured by marketable securities held by a third party custodian. If the credit markets experience disruptions, it may increase the likelihood that one or more of our counterparties could experience liquidity or financial constraints that may cause them to become insolvent or otherwise default on their obligations to us. If the collateral pledged to secure those obligations has decreased in value, we may suffer a credit loss. See the table in Investment Debt Securities on page 61 for a summary of counterparty credit ratings for these investments.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

We are exposed to losses on our conventional MPF Loans held in our portfolio through our obligation to absorb losses up to the FLA (to the extent: 1) those losses are not recoverable from PFIs from our withholding performance-based CE Income ((Recoverable CE Income)), and 2) losses that exceed the PFI’s CE Amount. Our FLA exposure as of December 31, 2025 is $187 million. The next layer of losses after the FLA is the CE Amount and is allocated to the PFI, or supplemental mortgage insurance (SMI) purchased by the PFI, as applicable. If losses accelerate in the overall mortgage market, we may experience increased losses allocated to us through the FLA and also that exceed the PFI's CE Amount. Further, the PFIs may experience credit deterioration and default on their CE Amount, which, to the extent not offset against collateral provided by the PFIs, could cause us to incur additional losses and have an adverse effect on our results of operations.

Under the MPF Government product, we absorb any associated credit losses if we are unable to recover from the servicer or the insuring or guarantying government agency. We have the same risk with respect to the MPF Government MBS loans we acquire from our PFIs.

We also have geographic concentrations of MPF Loans secured by properties in certain states. To the extent that any of these geographic areas experience significant declines in the local housing markets, regional economic conditions, a natural or man-made disaster, or gaps in insurance coverage, we could experience increased losses. For further information on these concentrations, see Geographic Concentration on page 60. For a description of the MPF Program, our obligations with respect to credit losses and the PFI's obligation to provide credit enhancement and comply with anti-predatory lending laws, see Mortgage Partnership Finance Program on page 8.

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

The occurrence of weather-related events, other natural or environmental disasters, terrorist attacks, civil unrest, health emergencies, pandemics, geopolitical instability or conflicts, or other disruptive events (any such event, a “major disruptive event”), especially ones affecting our district, could negatively impact our business and results of operations. A major disruptive event that damages or destroys real estate securing mortgage loans, or negatively impacts the ability of borrowers to continue to make principal and interest payments on mortgage loans, or negatively impacts our members’ business, could increase delinquency rates and default rates, and negatively impact our collateral, MPF Loan portfolio, MBS or other investment portfolios, community investment programs, or cause our members to become delinquent or to default on their advances and other credit obligations to us. A decline in the local economies in which our members operate resulting from a major disruptive event could reduce members’ needs for funding, which could reduce demand for our advances. In addition, these events may prompt changes in regulations or consumer preferences, which in turn could have negative consequences for the business models of the Bank and its members. The Bank and its members will need to respond to any new laws and regulations, as well as consumer and business preferences, including those resulting from weather-related concerns. The nature and level of these major disruptive events cannot be predicted. If major disruptive events occur, they may have a material effect on our financial condition or results of operations.

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

Additionally, failures in our controls, including internal controls over financial reporting, could result from a number of causes and conditions, including human error, fraud, design flaws, breakdowns in information and computer systems, or natural or man-made disasters. Moreover, lapses in, and inadequacies with respect to, our operating processes, including manual processes and data management, as a result of organizational restructuring, human error, or any other factors, could significantly and adversely affect our overall operations, including collateral maintenance. We also rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or a failure or breach of systems or infrastructure, expose us to significant risk and adverse effects resulting from such risk. A significant control failure, or a significant lapse in certain operating processes, could materially impact our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse, or repair some or all the negative effects of such failures. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. A significant failure in our internal control over financial reporting or a lapse in our operating processes could cause our members to lose confidence in our reported financial information, in our processes, or in us as a whole, subject us to government enforcement actions, and generally, materially, and adversely impact our business and financial condition.

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

Additionally, we act as master servicer for the MPF Program. In this regard, we have engaged a vendor for certain master servicing activities, and this vendor monitors the servicers' adherence to certain MPF Program requirements and issues periodic reports to us. While we manage MPF Program cash flows, if our vendor should refuse or be unable to provide the necessary service, or if we should decide to terminate our relationship with the vendor, we may be required to engage another vendor which could result in delays in reconciling MPF Loan payments to be made to us or increased expenses to retain a new master servicing vendor. Any of these events could adversely affect our business, results of operation, or financial condition.

Moreover, we rely on the Office of Finance to facilitate the issuance and servicing of our consolidated obligations. A significant failure, interruption, or breach in the security of the Office of Finance's or their critical vendors' or third parties’ (including the Federal Reserve Banks’) operating systems could disrupt our access to funds, and may harm our business. Any operational failure of the Office of Finance or their critical vendors or third parties could also expose us to the risk of loss of data or confidential information, or other harm, including reputational damage.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We are subject to cybersecurity risks, which include intentional and unintentional acts that may jeopardize the confidentiality, integrity, or availability of our information technology assets and data under our control. Cybersecurity risks can take the form of a variety of circumstances to cause harm to us, our members, our service providers, and the economy in general. These circumstances include, but are not limited to, AI manipulated technologies, malicious software or exploited vulnerabilities, social engineering such as phishing, denial-of-service attacks, viruses, malware, and natural disasters. For a discussion of cybersecurity and related risks impacting our Bank, see Risk Factors starting on page 16.

In alignment with industry standards, such as the National Institute of Standards of Technology (NIST) Cybersecurity Framework, and FHFA regulatory guidance, we have implemented processes for assessing, identifying, and managing cybersecurity risks through a layered approach throughout our environment and in our service provider arrangements, including software-as-a-service and infrastructure-as-a-service engagements. We look to continuously improve our policies and practices to mitigate our exposure to cybersecurity risks given, among other things, the evolving natures of these risks, the involvement of uncontrollable circumstances, such as fires or flooding, and our role in the financial services industry and the broader economy. Our cybersecurity risk management program, which works in tandem with the Bank’s Enterprise Risk Management program, includes risk management practices, procedures, and technology solutions aimed at addressing potential cybersecurity threats faced by the Bank in alignment with the Bank’s strategic plans, risks tolerance, and enterprise operational risk policy. Cybersecurity risk-mitigation processes include, but are not limited to, performing regular risk assessments to identify, understand and prioritize risks from cybersecurity threats; the implementation of firewalls, endpoint detection and response software, real-time network monitoring; on-going employee training to educate employees on how to identify and avoid various forms of social engineering; performing routine threat monitoring (including use of a third party service provider monitoring) and controls testing; and maintaining a vulnerability management program to timely identify and remediate cybersecurity risks. The Bank also maintains a Cyber Security Incident Response Plan (CSIRP) to determine how cybersecurity threats and incidents are identified, classified, escalated, mitigated and remedied. The CSIRP is implemented and maintained by the Bank’s threat and incident response team and overseen by our Chief Information Security Officer (CISO). Additionally, the Bank maintains a business resiliency management program to mitigate and respond to critical disruptive events (such as fire, cybersecurity incidents, and power loss). Our business resiliency management program (as further discussed below) includes, but is not limited to, testing our disaster recovery plans and reviewing department level business continuity procedures.

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

Our CISO, who reports both to our Chief Risk Officer and our Chief Information Officer, manages the Bank’s information security and cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of the Bank’s information technology assets and data under our control. Our CISO has more than 15 years of experience in cyber security matters, including over 15 years in information technology with the Bank in roles of increased responsibilities. Our information security department executes our cybersecurity risk management program, and is responsible for developing, documenting, and approving our information security control standards, guidelines, and procedures, in line with the policies and standards set forth by our Board of Directors. Our threat and incident response team, a subset of our information security department, is responsible for responding to potential threats that may require a system change, modifications and other methods to maintain business continuity to minimize cybersecurity threats. Personnel in the security program hold a variety of technical certifications relevant to their job functions and engage in continuing education.

Our business resiliency management program is overseen by our Board of Directors and its Operations and Technology Committee, which provides oversight of the program and strategy that reflect the Bank’s current operating environment and risk tolerance. The implementation of our business resiliency management program is delegated to our Executive Team and their designees, and the Bank’s OROC is responsible for the direct governance, oversight and monitoring of the program.

Item 2. Properties.

As of February 28, 2026, we occupy 129,065 square feet of leased office space at 433 West Van Buren Street, Chicago, Illinois 60607 (the “OPO Location”).

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

We issue only one class of capital stock, Class B stock, consisting of two sub-classes of stock, Class B1 stock and Class B2 stock which, under our Capital Plan has a par value of $100 per share. As of January 31, 2026, we had 37,860,943 shares of capital stock outstanding, including mandatorily redeemable capital stock recorded as a liability, and we had 645 stockholders of record. For details on our Capital Plan, on member withdrawals and other terminations, and related amounts classified as mandatorily redeemable capital stock, see Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements and Capital Resources on page 50.

Information regarding our cash dividends declared in each quarter in 2024 and 2025, and information regarding regulatory requirements and restrictions on dividends, is set forth in the Retained Earnings and Dividends Policy section on page 53.

The following table presents, by type of institution, the outstanding capital stock holdings of our members and former members. Our capital stock may be redeemed upon five years' notice from the member to the Bank, subject to applicable conditions. For a description of our policies and related restrictions regarding capital stock redemptions and repurchases, see Capital Resources on page 50.

As of	December 31, 2025	December 31, 2024
Commercial banks	$1,587	$1,522
Savings institutions	112	109
Credit unions	1,089	963
Insurance companies	782	671
Community Development Financial Institutions	3	2
Total GAAP capital stock	3,573	3,267
Stock reclassified as mandatorily redeemable capital stock (liability)	30	4
Total regulatory capital stock outstanding	$3,603	$3,271

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five fiscal years.

As of or for the years ended December 31,	2025	2024	2023	2022	2021
Other selected data at period end
Member standby letters of credit outstanding	$12,874	$12,908	$12,601	$10,750	$11,317
MPF Loans par value outstanding - FHLB System [a]	76,794	72,205	68,300	65,562	66,297
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	21,155	20,243	19,060	18,331	18,600
Number of members	637	645	654	671	676
Total employees (full and part time)	475	481	486	495	466
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$12,410	$11,041	$8,671	$8,126	$17,078
Number of PFIs funding MPF products - FHLB System	714	721	687	704	795
MPF Loans par value amounts funded - FHLB Chicago PFIs	$3,212	$3,426	$2,415	$2,122	$5,170
Number of PFIs funding MPF products - FHLB Chicago	181	186	185	195	191
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.56%	6.65%	7.04%	6.15%	6.87%
Market value of equity to book value of equity	102%	101%	105%	105%	107%
Primary mission asset ratio [b]	71.2%	71.4%	72.8%	72.0%	70.3%
Dividend rate class B1 activity stock-period paid	9.25%	9.06%	7.69%	5.60%	5.00%
Dividend rate class B2 membership stock-period paid	4.30%	5.01%	4.09%	2.32%	2.00%
Return on average assets	0.47%	0.48%	0.47%	0.38%	0.28%
Return on average equity	7.18%	7.28%	8.03%	5.94%	4.13%
Average equity to average assets	6.55%	6.59%	5.85%	6.40%	6.78%
Net yield on average interest-earning assets	0.70%	0.75%	0.70%	0.62%	0.56%
Cash dividends	$301	$288	$245	$112	$86
Dividend payout ratio	46.02%	46.45%	37.12%	26.99%	31.27%
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

•general economic and market conditions, including the timing and volume of market activity, recession, prolonged inflation, unemployment rates, housing prices, the condition of the mortgage and housing markets, increased delinquencies and/or loss rates on mortgages, prolonged or delayed foreclosure processes, and the effects on, among other things, mortgage-backed securities; disruptions in the credit and debt markets and their effect on our members, future funding costs, and sources and availability of funds; volatility resulting from the effects of, and changes in, various monetary or fiscal policies and regulations or programs, such as those determined by the Federal Reserve Board and Federal Deposit Insurance Corporation; impacts from various measures to stimulate the economy and help borrowers refinance home mortgages; the impact of the occurrence of a major natural or other disaster, a pandemic or other disruptive event; the impact of weather-related events; and the impact of trade wars, tariffs, or geopolitical uncertainties or conflicts;

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Executive Summary

2025 Financial Highlights

•Net income for 2025 was $654 million, compared to $620 million for 2024, with the increase primarily driven by the decline in noninterest expense described below.
•Net interest income for 2025 was $954 million, compared to $960 million for 2024, with the decline primarily driven by decreased interest income from advances due to lower overall market interest rates in 2025 compared to 2024.
•Noninterest income (loss) increased by $16 million to $105 million in 2025, compared to $89 million in 2024, primarily driven by gains on trading securities.
•Noninterest expense decreased by $27 million to $330 million for 2025, compared to $357 million for 2024, primarily driven by changes in the timing, availability, and member utilization of our community investment programs in 2025 compared to 2024.
•Total assets increased to $141.2 billion at year-end 2025, compared to $129.1 billion at year-end 2024, mainly due to increased volume in advances and investment debt securities.
•Advances outstanding increased to $61.1 billion at year-end 2025, compared to $55.8 billion at year-end 2024, driven by increasing borrowings from insurance company and depository members.
•MPF loans held in portfolio increased to $14.7 billion at year-end 2025, compared to $13.3 billion at year-end 2024, primarily attributable to new acquisition volume that outpaced paydown activity.
•Total investment securities were $34.2 billion at year-end 2025, compared to $30.0 billion at year-end 2024, with the change primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.
•Retained earnings were $5.7 billion at year-end 2025, up from $5.3 billion at year-end 2024.
•Letters of credit commitments remained stable at $12.9 billion at year-end 2025 compared to year-end 2024.
•The Bank remained in compliance with all of its regulatory capital requirements as of year-end 2025.

Summary and Outlook

Fourth Quarter 2025 Dividends and Dividend Guidance

Based on our preliminary fourth quarter 2025 results, the Board of Directors declared our dividend on January 23, 2026 - 9.25% (annualized) for Class B1 activity stock and 3.90% (annualized) for Class B2 membership stock. Dividends were paid on February 13, 2026.

We expect to maintain at least a 9.00% (annualized) dividend for Class B1 activity stock for the first and second quarters of 2026, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payments remain subject to determination and declaration by our Board of Directors and may be impacted by changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Housing and Community Development

Statutory Affordable Housing Program (AHP) Assessments: The Bank commits 10% of its income before assessments to support the affordable housing and community development needs of communities served by its members as required by statute. As of December 31, 2025, the Bank accrued $73 million to its AHP pool of funds.

Voluntary Housing and Community Development Contributions: In addition to its statutory AHP assessments, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities to increase funding available to members. For the year ended December 31, 2025, the Bank contributed $27 million toward affordable housing and community investment grants and $33 million in subsidies supporting its Community Advances and other loans.

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

Managing Interest Rate Risk

We carry all derivatives at fair value in our Statements of Condition. We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate. Our cash flow hedge strategies are intended to be used as follows: to hedge, on a "rolling" basis, 1) our exposure to the variability in the net proceeds received from forecasted zero-coupon discount notes and 2) the variability of cash flows associated with periodic SOFR-indexed bond issuances attributable to changes in the benchmark interest rate. The first cash flow hedge strategy applies to legacy discount note hedging relationships. The second cash flow strategy has been active since LIBOR's cessation. The Bank enters into interest rate swaps to mitigate exposures related to each cash flow hedge strategy.

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. We may also use economic hedges, when hedge accounting is not permitted or hedge effectiveness is not achievable.

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

As of December 31, 2025, we held $161.8 billion notional of interest-rate derivatives with a total, net asset (liability) fair market value of $550 million, excluding posted collateral. These derivatives hedge mostly our fixed rate interest-earning assets and interest-bearing liabilities. The following table shows the estimated changes in the fair market value of our interest-rate derivatives under parallel interest-rate shifts allowing interest rates to go negative under the current rate environment (for example the same change to interest rates on short-, intermediate-, and long-term fixed income maturities):

	As of December 31, 2025
Change from base case in bps	-200	-100	-50	-25	+25	+50	+100	+200
Net change in fair market value	$(3,574)	$(1,617)	$(766)	$(372)	$347	$669	$1,248	$2,261

The above table includes total derivatives entered into by the Bank, which includes interest-rate derivatives related to fair value hedges, cash flow hedges, and economic hedges.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
In addition to performing the above sensitivity analysis, we also compare our fair value estimates of our outstanding derivatives to the estimates of our counterparties. At December 31, 2025 the difference between our total, net estimated fair market value of derivatives versus that of the counterparties' estimated values was $(12) million or 2.2%.

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

For the valuation of derivatives, we use OIS based on the federal funds effective rate as the discount rate for our interest-rate derivatives which are not cleared through a DCO or our cancelable OIS swaps, while the SOFR discounting curve is used for the valuation of derivatives cleared through a DCO or our cancelable SOFR swaps. For derivatives, we compare the fair values obtained from our valuation model to clearinghouse valuations (in the case of cleared derivatives) and non-binding dealer estimates (in the case of bilateral derivatives) or other valuation models to ensure such fair values are reasonable.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
2025 compared to 2024

	2025			2024			Increase (decrease) due to
	Average Balance	Interest Income/Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the years ended December 31,
Investment debt securities	$31,813	$1,613	5.07%	$27,911	$1,672	5.99%	$234	$(293)	$(59)
Advances	72,697	3,327	4.58%	69,537	3,856	5.55%	176	(705)	(529)
MPF Loans held in portfolio	13,977	593	4.24%	12,408	482	3.88%	61	50	111
Federal funds sold	7,847	337	4.29%	6,518	338	5.19%	70	(71)	(1)
Securities purchased under agreements to resell	6,637	283	4.26%	7,225	379	5.25%	(30)	(66)	(96)
Interest-bearing deposits	3,184	138	4.33%	3,660	196	5.36%	(25)	(33)	(58)
Other interest-earning assets	75	2	2.67%	73	2	2.74%	—	—	—
Interest-earning assets	136,230	6,293	4.62%	127,332	6,925	5.44%	486	(1,118)	(632)
Noninterest-earning assets	1,706			1,705
Total assets	137,936			129,037

Consolidated obligation discount notes	49,899	2,091	4.19%	39,504	2,025	5.13%	535	(469)	66
Consolidated obligation bonds	75,246	3,195	4.25%	77,038	3,878	5.03%	(96)	(587)	(683)
Deposits and other interest-bearing liabilities	1,227	53	4.32%	1,103	62	5.62%	7	(16)	(9)
Interest-bearing liabilities	126,372	5,339	4.22%	117,645	5,965	5.07%	446	(1,072)	(626)
Noninterest-bearing liabilities	2,452			2,872
Total liabilities	128,824			120,517

Net yield on interest-earning assets	$136,230	$954	0.70%	$127,332	$960	0.75%	$62	$(68)	$(6)

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
•Interest income from overnight federal funds sold was comparable to the prior period. Lower overall market interest rates in 2025 compared to 2024 was mostly offset by increased volume in 2025.
•Interest income from securities purchased under agreements to resell decreased primarily due to lower overall market interest rates in 2025 compared to 2024. To a lesser extent, a decline in volume also contributed to this decrease in interest income.
•Interest income from interest-bearing deposits decreased primarily due to lower overall market interest rates in 2025 compared to 2024 and a decline in volume.
•Interest expense on our consolidated obligation discount notes increased primarily due to increased volume in 2025 compared to 2024.
•Interest expense on our consolidated obligation bonds decreased primarily due to lower overall market interest rates in 2025 compared to 2024.
•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 39.

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
•For details of the effect our 2023 fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 44 in our Form 10-K for the year ended December 31, 2024 (2024 Form 10-K).

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Noninterest Income

For comparisons to 2023 see Noninterest Income on page 44 in our 2024 Form 10-K.

For the years ended December 31,	2025	2024
Trading securities	$60	$39
Derivatives and hedging activities	(4)	5
Instruments held under the fair value option	(5)	(3)
MPF fees, $32 and $29 from other FHLBs	38	36
Other, net	16	12
Noninterest income (loss)	$105	$89

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Noninterest income (loss) increased for the year ended December 31, 2025, primarily driven by gains on trading securities.

Total Net Effect Gain (Loss) of Hedging Activities

The following table details the effect of hedging transactions recorded in the various line items in our Statements of Income. Hedge ineffectiveness on hedges qualifying for hedge accounting are recorded in net interest income rather than recorded in derivatives, as noted in the table below.

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Year ended December 31, 2025
Recorded in net interest income	$357	$370	$2	$18	$(627)	$(1)	$119
Recorded in derivatives and hedging activities	(1)	(14)	8	2	—	1	(4)
Recorded in trading securities	—	60	—	—	—	—	60
Recorded on instruments held under the fair value option	6	—	—	(7)	(3)	(1)	(5)
Total net effect gain (loss) of hedging activities	$362	$416	$10	$13	$(630)	$(1)	$170

Year ended December 31, 2024
Recorded in net interest income	$841	$551	$3	$36	$(1,326)	$—	$105
Recorded in derivatives and hedging activities	5	4	7	—	(11)	—	5
Recorded in trading securities	—	40	—	—	—	—	40
Recorded on instruments held under the fair value option	—	—	(1)	(2)	—	—	(3)
Total net effect gain (loss) of hedging activities	$846	$595	$9	$34	$(1,337)	$—	$147

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees earned increased compared to the prior period, primarily driven by increased volume in MPF Loans held in portfolio.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Noninterest Expense

For comparisons to 2023 see Noninterest Expense on page 45 in our 2024 Form 10-K.

For the years ended December 31,	2025	2024
Compensation and benefits	$129	$128
Nonpayroll operating expenses	114	108
Voluntary Community Investment contributions	60	98
Federal Housing Finance Agency and Office of Finance	19	19
Other, net	8	4
Noninterest expense	$330	$357

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits were comparable to the prior period. We had 475 employees as of December 31, 2025, compared to 481 employees as of December 31, 2024.

Nonpayroll operating expenses increased, as we continued our planned investment in information technology, specifically applications, infrastructure, and resiliency.

Voluntary Community Investment contributions decreased, primarily driven by changes in the timing, availability, and member utilization of our community investment programs in 2025 compared to 2024.

2025 Voluntary Community Investment contribution commitment

As required by statute, we allocate 10% of net income before assessments to fund affordable housing grants through the AHP General Fund and the DPP Programs. See Note 11 - Affordable Housing Program to the financial statements for further details. We appreciate that additional funds would be beneficial in meeting community needs in affordable housing, as well as business and community development. For 2025, in addition to the 10% statutory allocation, the Bank made a voluntary contribution commitment of at least 5% of prior year net income subject to assessments, as adjusted, to discretionary funds to support our community needs. Prior year net income subject to assessments, as adjusted, represents our prior year net income after adjustments have been made for specific line items that would have otherwise reduced our commitment amount.

The following table details the components of our voluntary Community Investment contributions as recorded in our Statements of Income.

For the years ended December 31,	2025	2024
Voluntary advance and loan subsidies	$33	$60
Voluntary Community First grants	11	17
Voluntary DPP expense	10	11
Voluntary contributions excluding supplemental voluntary contribution to AHP	54	88
Supplemental voluntary contribution to AHP	6	10
Voluntary Community Investment contributions	$60	$98

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

For 2026, in addition to the 10% statutory allocation, our Board of Directors approved an allocation of 10% of prior year net income before assessments to discretionary funds to support our community needs. We expect to expense these funds throughout the year in our financial statements; however, the Bank’s voluntary Community Investment contributions remain subject to many factors, including progress on initiating new programs, the nature of the programs, and utilization by members. For further discussion of risks faced by the Bank see Risk Factors starting on page 16.

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

As noted in Noninterest Income on page 39, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs but also include income from other third party investors. These fees are designed to compensate us for the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. Expenses related to MPF fees earned were comparable to the prior period. The following table summarizes MPF related fees and expenses.

For the years ended December 31,	2025	2024
MPF fees earned	$38	$36
Expenses related to MPF fees earned	32	33

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

Other Comprehensive Income (Loss)

For comparisons to 2023 see Other Comprehensive Income (Loss) on page 46 in our 2024 Form 10-K.

	For the years ended December 31,		Balance remaining in AOCI as of
For the years ended December 31,	2025	2024	December 31, 2025
Net unrealized gain (loss) available-for-sale debt securities	$218	$165	$185
Net unrealized gain (loss) cash flow hedges	(43)	(5)	24
Postretirement plans	1	(2)	9
Other comprehensive income (loss)	$176	$158	$218

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized gain on AFS securities for 2025 and 2024 was primarily driven by tightening spreads to swaps. As these securities approach maturity, we expect the net unrealized gains or losses in our AOCI as of December 31, 2025 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized loss on cash flow hedges for 2025 and 2024 was primarily driven by the movement in market interest rates.

We did not recognize any instrument-specific credit risk in our Statements of Comprehensive Income as of December 31, 2025 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 13 - Accumulated Other Comprehensive Income (Loss) to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Statements of Condition

As of	December 31, 2025	December 31, 2024
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$30,363	$29,715
Investment debt securities	34,244	29,560
Advances	61,145	55,847
MPF Loans held in portfolio, net of allowance for credit losses	14,731	13,320
Other, net of allowance for credit losses	719	670
Assets	$141,202	$129,112

Consolidated obligation discount notes	$53,179	$36,739
Consolidated obligation bonds	76,295	81,859
Other	2,273	1,894
Liabilities	131,747	120,492
Capital stock	3,573	3,267
Retained earnings	5,664	5,311
Accumulated other comprehensive income (loss)	218	42
Capital	9,455	8,620
Total liabilities and capital	$141,202	$129,112

The following is an analysis of the above table and comparisons apply to December 31, 2025 compared to December 31, 2024.

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

As of December 31, 2025, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased at year-end 2025 compared to year-end 2024, primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

Advances

Advances increased at year-end 2025 compared to year-end 2024, driven by increased borrowings from insurance company and depository members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table sets forth the current period par amount of advances outstanding for the five largest advance borrowers.

As of	December 31, 2025
The Northern Trust Company	$8,500	13.9%
Reliance Standard Life Insurance Company	4,000	6.5%
The Northwestern Mutual Life Insurance Company	3,311	5.4%
Associated Bank, N.A.	3,269	5.3%
BMO Bank, N.A.	3,132	5.1%
All other borrowers	39,134	63.8%
Total par value	$61,346	100.0%

The following table presents outstanding advances by type of institution. Former members may withdraw from membership or merge with out-of-district institutions but continue to hold advances.

As of	December 31, 2025	December 31, 2024
Members
Commercial banks	$30,814	$30,005
Savings institutions	1,575	1,722
Credit unions	7,836	7,797
Insurance companies	20,395	16,788
Community Development Financial Institutions	69	50
Members total	60,689	56,362
Former members and housing associates	657	92
Total at par	61,346	56,454
Fair value hedging and other adjustments	(201)	(607)
Balance on the Statements of Condition	$61,145	$55,847

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at year-end 2025 compared to year-end 2024, primarily attributable to new acquisition volume that outpaced paydown activity. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

The following table presents an aging of our fixed-rate MPF Loans held in portfolio by terms of contractual maturity. Contractual maturity is determined based on the MPF Loan's amortization schedule.

As of	December 31, 2025	December 31, 2024
Due in 1 year or less	$459	$428
Due after 1 year through 5 years	1,993	1,854
Due after 5 years through 15 years	5,039	4,683
Thereafter	7,051	6,196
Total unpaid principal balance	14,542	13,161
Other adjustments, net [a]	193	164
Total mortgage loans held in portfolio	14,735	13,325
Allowance for credit losses on mortgage loans	(4)	(5)
Mortgage loans held in portfolio, net	$14,731	$13,320
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

•Our ability to use federal funds sold is restricted under our current policy and FHFA regulations. Specifically, we restrict these investments to short maturities and eligible counterparties as discussed in Unsecured Short-Term Investments on page 64 because such investments are unsecured. If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligation to us, these investments would not satisfy our liquidity needs and we may incur a credit loss.

•Securities purchased under agreements to resell are secured by marketable securities held by a third party custodian. If the credit markets experience disruptions, and as a result one of our counterparties became insolvent or otherwise defaulted on their obligations to us, these investments would not satisfy our liquidity needs if the collateral pledged to secure those obligations has decreased in value. In such cases, we also may suffer a credit loss. A further explanation of our credit loss methodology with respect to these agreements is set forth in Note 8 - Allowance for Credit Losses to the financial statements and see Investment Debt Securities on page 61 for further discussion and a summary of counterparty credit ratings for these investments.

Other sources of liquidity from investing activities include interest-bearing deposits, trading debt securities, maturing advances, and maturing MPF Loans.

Liquidity from Debt

Our source of liquidity from debt is the issuance of new consolidated obligation bonds and discount notes.

Liquidity Measures
We use different measures of liquidity as follows:
Overnight Liquidity - Our overnight liquidity requirement is established by our Asset/Liability Committee. Currently, our Asset/Liability Management Policy (ALM Policy) requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $4.9 billion as of December 31, 2025). Under our ALM Policy, overnight liquidity includes money market assets, reverse repurchase agreements, federal funds sold, deposits, paydowns of advances, MPF Loans with one day to maturity, and inter-FHLB loans with one day to maturity. As of December 31, 2025, our overnight liquidity was $36.3 billion or 25.7% of total assets. This amount represents excess overnight liquidity of $31.3 billion over the minimum threshold of 3.5% of total assets.
Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of December 31, 2025, we had excess liquidity of $59.3 billion to support member deposits.

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

In an effort to satisfy our current liquidity requirements, we generally maintain increased balances in short-term or liquid investments. In addition, we target a minimum amount of positive cash flow for the next five calendar days at the beginning of each day. Depending on market conditions, the Liquidity AB may require the Bank to hold an additional amount of liquid assets, which could reduce the Bank’s ability to invest in higher-yielding assets, and may in turn negatively impact net interest income. To the extent that the Bank adjusts pricing for its short-term advances and letters of credit, these products may become less competitive, which may adversely affect advance and capital stock levels as well as letters of credit levels. For additional discussion of how our liquidity requirements may impact our earnings, see Risk Factors on page 16.

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

		Investment Debt Securities
As of December 31, 2025	MPF Loans Held in Portfolio	Available-for- Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$2,250	$1,377	$1,083
After one year through five years	4,922	11,007	139
After five years through ten years	3,575	14,174	154
After ten years	3,795	2,429	87
Total	$14,542	$28,987	$1,463

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Funding

Conditions in Financial Markets

At its first five meetings in 2025, the Federal Open Market Committee (FOMC) maintained its target range of the federal funds rate before lowering its target range by 25 basis points in each of its last three meetings of the year. At its meeting in January 2026, the FOMC maintained its target range of the federal funds rate at 3.5% to 3.75%. The FOMC stated in January 2026 that available indicators suggest that economic activity has been expanding at a solid pace and that inflation remains somewhat elevated. In addition, it stated that uncertainty around the economic outlook remains elevated, it is attentive to the risks to both sides of its dual mandate, and in considering the extent and timing of additional adjustments to the target range for the federal funds rate, it will carefully assess incoming data, the evolving outlook, and the balance of risks. After slowing the pace of decline in its securities holdings beginning in April 2025, the FOMC decided to conclude the reduction of its aggregate securities holdings effective December 1, 2025.

We maintained ready access to funding throughout 2025.

Liquidity Analysis - Statements of Cash Flows

Our assets and liabilities support our mission to provide our member shareholders competitively priced funding, a reasonable return on their investment in our capital stock, and support for their community investment activities. Our assets and liabilities can vary significantly in the normal course of business due to the amount and timing of cash flows, which are affected by member-driven activities and market conditions. We believe the cash flows from our operating and financing activities are sufficient to fund both our operating and investing liquidity needs. The following tables compare our significant cash flow activities in 2025 and 2024.

For comparisons to 2023 see Liquidity Analysis - Statements of Cash Flows on page 52 in our 2024 Form 10-K.

Net cash flows from operating activities with significant activity

For the years ended December 31,	2025	2024
Net cash provided by (used in) operating activities -
Net income	$654	$620
Net amortization (accretion)	177	(205)
Change in net fair value on derivatives and hedging activities	(474)	1,117
Change in accrued interest payable	(72)	13
Other	(47)	109
Net cash provided by (used in) operating activities	$238	$1,654

In 2025, the majority of our operating cash inflows were related to net income. In 2024, the majority of our operating cash inflows were related to cash received from clearinghouses to settle mark-to-market positions and net income.

Net cash flows from investing activities with significant activity

For the years ended December 31,	2025	2024
Net cash provided by (used in) investing activities -
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$(577)	$(15,245)
Investment debt securities	(3,708)	(3,334)
Advances	(4,891)	9,521
MPF Loans held in portfolio	(1,430)	(1,936)
Other	(24)	(20)
Net cash provided by (used in) investing activities	$(10,630)	$(11,014)

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

•In 2025 and 2024, our net cash outflows from investment debt securities were primarily attributable to an increase in investment of GSE mortgage-backed securities and U.S. Treasuries.

•In 2025, our net cash outflows for advances were driven by increased borrowings from insurance company and depository members. In 2024, our net cash inflows for advances were mostly due to depository members experiencing lower funding needs on their balance sheets along with reduced loan demand, which resulted in paydowns. To a lesser extent, advances maturing with a former captive insurance company member also contributed to these net cash inflows.

•In 2025 and 2024, our net cash outflows for MPF Loans held in portfolio were primarily attributable to new acquisition volume that outpaced paydown activity.

Net cash flows from financing activities with significant activity

For the years ended December 31,	2025	2024
Net cash provided by (used in) financing activities -
Consolidated obligation discount notes	$16,270	$8,734
Consolidated obligation bonds	(6,276)	789
Other	469	(165)
Net cash provided by (used in) financing activities	$10,463	$9,358

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below.

•In 2025, bonds matured or were called without being replaced, and we increased our use of discount notes to replace this funding. The increased borrowing on our discount notes also reflects an increase in debt financing to match the overall increase in assets outstanding. In 2024, we increased our use of discount notes and bonds to align with advantageous funding opportunities. The increased borrowing on our discount notes and bonds also reflects an increase in debt financing to match the overall increase in assets outstanding.

•In 2025, our net cash inflows for Other were primarily due to cash from deposits and proceeds from issuance of our capital stock. In 2024, our net cash outflows for Other were primarily due to cash dividends paid.

Sources of Funding

We fund our assets principally with consolidated obligations (bonds and discount notes) issued through the Office of Finance, deposits, and capital stock. As of December 31, 2025, our consolidated obligations were rated Aa1/P-1 with a stable outlook by Moody's and AA+/A-1+ with a stable outlook by S&P. Consolidated obligations have GSE status although they are not obligations of the United States and the United States does not guarantee them.

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

At December 31, 2025, we had eligible assets free from pledges of $140.1 billion, compared to our outstanding consolidated obligations of $129.5 billion.

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

We receive 100% of the net proceeds of a bond issued via direct negotiation with underwriters of FHLB debt when we are the only FHLB involved in the negotiation; we are the sole FHLB that is primary obligor on the bond in those cases. When we and one or more other FHLBs jointly negotiate the issuance of a bond directly with underwriters, we receive the portion of the proceeds of the bond agreed upon with the other FHLB(s); in those cases, we are primary obligor for the pro rata portion of the bond based on proceeds received. The majority of our bond issuance is conducted via direct negotiation with underwriters of the FHLB bonds, sometimes with participation by other FHLBs.

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

Deposits totaled $1.3 billion at December 31, 2025, compared to $0.8 billion at December 31, 2024. All deposits are uninsured and the balance of deposits varies depending on market factors, such as the attractiveness of our deposit pricing relative to the rates available on alternative money market instruments, our members’ investment preferences with respect to the maturity of their investments, and our members’ liquidity. Interest-bearing demand and overnight deposits represented 75.6% and 78.6% of our deposits at December 31, 2025 and 2024, with the remaining deposits being noninterest-bearing deposits.

Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The average balances of demand and overnight deposits and the weighted-average interest rates paid on demand and overnight deposits are detailed in the below table. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average balances of term deposits and the weighted-average interest rates paid on term deposits, if any, are also detailed in the below table.

For the years ended December 31,	2025	2024	2023
Average balances of demand and overnight deposits	$814	$635	$689
Weighted-average interest rates paid on demand and overnight deposits	4.14%	5.04%	4.97%

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

The following table reflects the ranges of capital stock requirements permitted under our Capital Plan and requirements at year-end 2025.

Capital Plan Requirement	December 31, 2025	Ranges Permitted Under Capital Plan
% of Mortgage Assets [a]	0.40%	0.20%-1%
Membership Stock Floor	$10,000	None
Membership Stock Cap	$5 million	$1 million-$25 million
Advances Activity Stock Requirement [b]	4.50%	4%-5%
MPF Activity Stock Requirement	2% [c]	0%-5%
Letters of Credit Activity Stock Requirement	0.10% [d]	0.10%-2%
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

Reduced Capitalization Advance Program

During 2025, we continued to offer our RCAP, which allows members to borrow one or more advances with an activity stock requirement of only 2% for the life of the advance instead of the current 4.5% requirement under our Capital Plan’s general provisions. As of December 31, 2025, RCAP advances outstanding totaled $12.0 billion to 60 members and former members. We may implement future programs for advances with a reduced activity stock requirement that may or may not have the same characteristics as current RCAP offerings.

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

The following table summarizes our risk-based capital amounts. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, as of December 31, 2025, we were adequately capitalized.

As of	December 31, 2025	December 31, 2024
Capital stock	$3,573	$3,267
Mandatorily redeemable capital stock (MRCS) recorded as a liability	30	4
Retained earnings	5,664	5,311
Total permanent capital	$9,267	$8,582
Credit risk capital	$304	$282
Market risk capital	1,194	1,137
Operational risk capital	450	426
Total risk based capital requirement	$1,948	$1,845

Excess permanent capital stock over risk based capital requirement	$7,319	$6,737

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
We cannot redeem shares of stock from any member if we fail to pay in full on any consolidated obligation that is due; if we fail to certify to the FHFA that we will meet our liquidity requirements and will be able to meet our current obligations; if we notify the FHFA that we cannot provide the required quarterly certification or that we project that we will fail to comply with our liquidity requirements or be unable to meet our current obligations; or if we actually fail to comply with our liquidity requirements or fail to meet our current obligations or enter into or negotiate an agreement with another FHLB to obtain financial assistance to meet our current obligations.

Additional statutory and regulatory restrictions apply to capital stock redemptions and repurchases. We may not redeem or repurchase capital stock if doing so would cause us to fall below minimum regulatory capital requirements, or if our Board of Directors or the FHFA determines that we have incurred, or are likely to incur, losses resulting or expected to result in a charge against capital stock. Moreover, our Board has a right to call for additional stock purchases by members to help us maintain compliance with capital requirements.

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

As of December 31, 2025	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
The Northern Trust Company	$343	9.5%	$—
Alliant Credit Union	297	8.3%	—
Associated Bank, N.A.	154	4.3%	—
The Northwestern Mutual Life Insurance Company	149	4.1%	—
BMO Bank, N.A.	143	4.0%	—
All other members	2,517	69.8%	30
Regulatory capital stock	$3,603	100.0%	$30

		December 31, 2025	December 31, 2024
Capital Stock		$3,573	$3,267
MRCS		30	4
Regulatory capital stock		$3,603	$3,271

Capital stock		$3,573	$3,267
Retained earnings		5,664	5,311
Accumulated other comprehensive income (loss)		218	42
GAAP capital		$9,455	$8,620

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
•Our risk-based capital is greater than or equal to 125% of the minimum amount required, as discussed in Capital Resources on page 50;
•Compliance with all of our minimum regulatory capital requirements;
•Projected compliance with each of our minimum regulatory capital requirements for the next four quarters using the most recent expected case income projections; and
•Compliance with our contractual obligations under the Joint Capital Enhancement Agreement, as discussed in Joint Capital Enhancement Agreement with other FHLBs on page 54.

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

We may not pay dividends if we fail to satisfy our minimum capital and liquidity requirements under the FHLB Act and FHFA regulations. Further, under FHFA regulations, we may not pay any dividends in the form of capital stock if excess stock held by our shareholders is greater than one percent of our total assets or if, after the issuance of such shares, excess stock held by our shareholders would be greater than one percent of our total assets.

Retained Earnings and Dividend Policy

Our Board of Directors has adopted a Retained Earnings and Dividend Policy (Policy) which was last updated in March 2026. The Bank reviews the level and adequacy of its retained earnings at least annually in accordance with the Policy and the guidelines established by the FHFA. Each quarter, the Bank monitors its retained earnings compared to the retained earnings target established by the Policy when determining dividend payments.

Under the Policy, the retained earnings target has two components:

•Risk and Regulatory Retained Earnings Requirements, which determines the amount of retained earnings the Bank needs to manage risk, maintain shareholder value, and meet regulatory requirements. This requirement is the sum of credit risk, market risk, operational risk, additional exposures, and the amount necessary to maintain compliance with the Bank’s total capital requirements as set forth in FHFA regulations; and

•Desired Retained Earnings for Business and Mission Support, which determines the amount of retained earnings the Bank desires to have to generate income to provide support of meaningful community investment contributions, business investments, and appropriate dividends.

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

	B1 Activity Stock		B2 Membership Stock
Quarter in which dividend was declared (recorded) and paid	Dividends	Annualized Rate	Dividends	Annualized Rate
2025
1st quarter	$68	9.25%	$4	4.20%
2nd quarter	67	9.25%	4	4.35%
3rd quarter	75	9.25%	4	4.35%
4th quarter	74	9.25%	5	4.30%
Total	$284	9.25%	$17	4.30%
2024
1st quarter	$71	8.75%	$5	5.13%
2nd quarter	65	9.00%	5	5.13%
3rd quarter	67	9.25%	4	5.13%
4th quarter	66	9.25%	5	4.65%
Total	$269	9.06%	$19	5.01%

On January 23, 2026 our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 3.90% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the fourth quarter of 2025. This dividend totaled $80 million (recorded as $79 million dividends on capital stock and $1 million interest expense on mandatorily redeemable capital stock) and was paid on February 13, 2026. As further discussed in Executive Summary on page 33, on January 23, 2026, the Bank also provided dividend guidance for the next two quarters.

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

Business Resiliency

In order to ensure our ability to provide liquidity and service to our members and PFIs, we have business resumption plans designed to restore critical business processes and systems in the event of a variety of business interruptions. We maintain key information systems infrastructure with vendors that have reliable and consistent data recovery capabilities as well as more optimal geographic diversity to provide a more resilient technology infrastructure. We are party to a reciprocal arrangement with the FHLB Dallas to allow members to access their deposits as well as have access to overnight advances to the extent they have collateral already in place. Our business resiliency plans are subject to periodic testing. For additional discussion of our business resiliency management program, see Item 1C. Cybersecurity, starting on page 27.

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

Member Credit Outstanding - We track total credit risk with our members. The total credit risk concentrated with members (including any successor) with 10% or more of our total member credit outstanding is as follows:

As of December 31, 2025	Total Credit Outstanding	% of Total
The Northern Trust Company	$8,500	11.4%

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations and other obligations make up the rest. Of the total credit outstanding, $61.3 billion were advances (par value) and $12.9 billion were letters of credit at December 31, 2025, compared to $56.5 billion and $12.9 billion at December 31, 2024.

	December 31, 2025			December 31, 2024
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	494	$73,476	$188,204	510	$67,491	$177,577
4	12	899	1,400	11	2,044	2,324
5	4	248	293	5	126	168
Total	510	$74,623	$189,897	526	$69,661	$180,069

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
•Our credit analyses of our members;
•The repayment history on member credit products; and
•No member credit products that were past due, on nonaccrual status or restructured.

MPF Loans and Related Exposures

For a description of the MPF Program see Mortgage Partnership Finance Program on page 8.

We record allowances for credit losses for MPF Loans held in portfolio based on available information of past events and the current economic conditions existing as of the date of our Statements of Condition and reasonable and supportable forecasts that affect the collectability of the MPF Loan’s reported amount. Such information includes, but is not limited to, delinquency rates, loss severities, and prepayment speeds consistent with the percentages of delinquent or nonaccrual MPF Loans to total conventional MPF Loans. Refer to Note 2 - Summary of Significant Accounting Policies to the financial statements for details on our nonaccrual and charge-off policies. Additionally, refer to Note 8 - Allowance for Credit Losses to the financial statements for further details on our allowance for credit losses.

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by: (a) the borrower's equity (which represents the fair value of the underlying property in excess of the outstanding MPF Loan held in portfolio balance), and (b) our ability to recover losses from PMI, Recoverable CE Income, and the CE Amount (which may include SMI). The PFI is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. The unpaid principal balances of our conventional MPF Loans held in portfolio exposed to credit losses (which does not take into account the borrower's equity) was $13.5 billion at December 31, 2025, and $12.3 billion at December 31, 2024.

Our MPF Loans held in portfolio include conventional mortgage loans that may be viewed as having greater credit risk because the borrowers have weaker credit histories. The current MPF Program eligibility criteria for conforming conventional MPF Loans excludes loans to borrowers with a FICO score less than 620. MPF Loans to borrowers with no FICO scores are also eligible for delivery under the MPF Program provided that acceptable alternate documentation of credit history is provided. We do not classify these MPF Loans internally as “subprime” because they are not higher-priced mortgage loans. Mortgages that meet the MPF Program's definition of higher-priced mortgage loans are not eligible for delivery under the MPF Program. MPF Loans with borrowers having no FICO scores or with FICO scores between 620 and 660 at origination represent a relatively small portion of our total conventional MPF Loan portfolio.

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

Setting Credit Enhancement Levels - For a discussion on the loss structure of MPF Loans, including details on the FLA, Recoverable CE Income, and the CE Amount, refer to Loss Structure for Credit Risk Sharing Products on page 9.

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

	As of December 31, 2025
	Unpaid Principal Balance	90+ Days Delinquent	FLA [a]	PFI's CE Amount [b]
Conventional MPF Portfolio	$13,540	$31	$205	$334
a    For each MPF product, except MPF Original, a portion of losses experienced at the FLA level may be recovered through the withholding of Recoverable CE Income from PFIs.
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

As of	December 31, 2025
WI	49%
IL	28%
All other states	23%
Total	100%

Seller Concentration - During 2025, the top five PFIs, in the aggregate, accounted for 34% of our MPF Loans purchased and held in portfolio on our balance sheet. To the extent we lose our business with these PFIs and cannot attract comparable replacements, our business may be adversely affected.

For further discussion of how concentration risks may affect us, see Risk Factors on page 16.

Mortgage Repurchase Risk - We are exposed to mortgage repurchase risk in connection with our sale of MPF Loans to Fannie Mae under the MPF Xtra product and to Ginnie Mae under the MPF Government MBS product for MPF Loans securitized in Ginnie Mae MBS if a loan eligibility requirement or other representation or warranty is breached. We may require the PFI from which we purchased the ineligible MPF Loan to repurchase that loan from us or to indemnify us for related losses, or request indemnification from the PFI’s MPF Bank. Of these two products, our MPF Xtra product is the more popular, and during the years ended December 31, 2025 and 2024, we purchased and concurrently delivered $603 million and $691 million, respectively, in unpaid principal balance of these loans to Fannie Mae. At December 31, 2025 and 2024, there were $18.9 billion and $20.3 billion, respectively, of off-balance sheet MPF Xtra loans outstanding.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Our mortgage repurchase liability is an estimate of our losses associated with all mortgage loans previously sold in connection with the MPF Xtra and MPF Government MBS products for which a breach of representation or warranty has occurred. We consider factors based predominantly on our historical repurchase experience and only include mortgage loans for which we deem it probable that we will be required to either repurchase the mortgage loan or indemnify the applicable third party for losses. This assessment is primarily made during the quality control review process, which includes internal and investor-led reviews. Our estimate incorporates our experiences with third party repurchase demands, PFIs’ historical ability to cure repurchase demands, an assumed loss given default, and the current creditworthiness of the PFI.

Based on the above factors, the mortgage repurchase liability recognized as of December 31, 2025 and December 31, 2024 was immaterial.

Additionally, PFIs are required to repurchase ineligible MPF Loans held in our portfolio unless we either require the PFI to indemnify us and/or decide to continue to hold such loans in our portfolio. The PFI repurchase requirement is a factor in determining our allowance for credit losses. If a PFI is unable to repurchase ineligible MPF Loans or indemnify us, we would incur a loss to the extent a credit loss is not recovered from collateral provided by the PFI or, alternatively, from the FDIC. In this regard, we have not recorded an allowance for credit losses related to MPF Loans held in our portfolio, as we do not expect to incur any losses after factoring in our recovery claims from PFIs.

The following table presents various credit quality indicators of our MPF Loans Held in Portfolio.

As of	December 31, 2025	December 31, 2024
Unpaid Principal Balance
Average MPF Loans held in portfolio during the period	$13,804	$12,255
MPF Loans held for portfolio	14,542	13,161
Nonaccrual MPF Loans	35	33
Allowance for MPF credit losses	4	5
MPF credit losses charged-off	2	2

Ratio of MPF credit losses charged-off to average MPF Loans held in portfolio during the period	0.01%	0.02%
Ratio of allowance for MPF credit losses to MPF Loans held for portfolio	0.03%	0.04%
Ratio of nonaccrual MPF Loans to MPF Loans held for portfolio	0.24%	0.25%
Ratio of allowance for MPF credit losses to nonaccrual MPF Loans	11.43%	15.15%

Nonaccrual MPF Loans were comparable to the prior period.

Key Credit Quality Indicators

See Note 8 - Allowance for Credit Losses for tables summarizing our conventional MPF Loans by our key credit quality indicators. The weighted average FICO score and weighted average Loan-to-Value (LTV) ratio (at origination) for our conventional MPF Loans as of December 31, 2025 was 747 and 76%, respectively.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

	AAA	AA	A	BBB	Unrated	Carrying Amount
December 31, 2025
Investment debt securities-
U.S. Government & other governmental related	$—	$9,107	$—	$—	$—	$9,107
State or local housing agency	—	5	—	—	—	5
FFELP ABS	—	—	998	238	—	1,236
MBS
GSE	176	22,940	—	—	—	23,116
Government guaranteed	—	776	—	—	—	776
Other	—	—	3	—	1	4
Total investment debt securities	176	32,828	1,001	238	1	34,244
Interest-bearing deposits	—	800	1,990	—	—	2,790
Federal funds sold	—	1,945	2,350	—	—	4,295
Securities purchased under agreements to resell	—	14,500	7,675	—	1,000	23,175
Total carrying amount of investments	$176	$50,073	$13,016	$238	$1,001	$64,504

December 31, 2024
Investment debt securities-
U.S. Government & other governmental related	$—	$7,387	$—	$—	$—	$7,387
State or local housing agency	—	5	—	—	—	5
FFELP ABS	—	203	1,092	258	—	1,553
MBS
GSE	131	20,395	—	—	—	20,526
Government guaranteed	—	84	—	—	—	84
Other	—	—	5	—	—	5
Total investment debt securities	131	28,074	1,097	258	—	29,560
Interest-bearing deposits	—	800	1,770	—	—	2,570
Federal funds sold	—	1,388	3,250	—	—	4,638
Securities purchased under agreements to resell	—	15,500	6,475	—	500	22,475
Total carrying amount of investments	$131	$45,762	$12,592	$258	$500	$59,243

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Aging and Carrying Amount

The following table presents the aging of our AFS and HTM investment securities at December 31, 2025 in greater detail by investment type, as well as the carrying amounts for the previous year. It also discloses the yields by maturity categories at December 31, 2025.

As of December 31,	2025					2024
	Due in one year or less	Due one through five years	Due five through ten years	Due after ten years	Net Carrying Amount	Net Carrying Amount
AFS debt securities
U.S. Government & other governmental related	$591	$703	$390	$1,316	$3,000	$2,611
State or local housing agency	—	—	5	—	5	5
FFELP ABS [a]	—	—	—	1,236	1,236	1,553
MBS [a]
GSE	2	7,830	13,384	1,803	23,019	20,409
Government guaranteed	—	—	—	772	772	76
AFS debt securities	$593	$8,533	$13,779	$5,127	$28,032	$24,654
Yield on AFS debt securities [b]	2.13%	3.39%	3.84%	3.66%	3.63%	3.47%

HTM debt securities
U.S. Government & other governmental related	$1,021	$81	$172	$86	$1,360	$1,538
MBS [a]
GSE	—	—	41	54	95	115
Government guaranteed	—	—	—	4	4	8
Other	—	—	4	—	4	5
HTM debt securities	$1,021	$81	$217	$144	$1,463	$1,666
Yield on HTM debt securities [b]	4.35%	3.10%	4.90%	4.60%	4.39%	4.86%
a    ABS and MBS are presented by contractual maturity however their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
b    Weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the book yield adjusted by the effect of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio.

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

The credit ratings of securities purchased under agreements to resell are disclosed along with investment debt securities and unsecured short-term investments in the Investment Debt Securities table on page 61.

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

As of December 31, 2025	AA	A rated	Total
Domestic U.S.
Interest-bearing deposits	$800	$1,990	$2,790
Foreign commercial banks - federal funds sold:
Australia	1,100	—	1,100
Canada	—	1,900	1,900
Finland	845	—	845
Germany	—	150	150
Netherlands	—	300	300
Total unsecured credit exposure	$2,745	$4,340	$7,085

All $7.1 billion of the unsecured credit exposure in the above table represent overnight investments and $800 million in the above table were with members or former members, and their affiliates. Any amounts related to members over a 10% concentration are included in the amounts in the Member Credit Outstanding table on page 57.

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
As of December 31, 2025
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$360	$(352)	$—	$8
Cleared derivatives	41	—	807	848
Overcollateralized liability positions -
Bilateral derivatives -
AA	(13)	13	—	—
A	(51)	53	—	2
Nonmember counterparties	337	(286)	807	858
Member counterparties	1	—	—	1
Total	$338	$(286)	$807	$859
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

MPF Xtra

We enter into offsetting delivery commitments under the MPF Xtra, where we agree to buy mortgage loans from PFIs and simultaneously re-sell them to Fannie Mae. Accordingly, we are not exposed to market risk with respect to these delivery commitments.

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

Fair Value Hedges

With issuances of certain putable advances, we purchase from the member an embedded option that enables us to extinguish the advance. We may hedge a putable advance by entering into a cancelable interest rate swap where we pay fixed interest payments and receive variable-rate interest payments based off of OIS or SOFR. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the qualitative hedge effectiveness method. However, in certain cases where all conditions are met, hedge effectiveness may be assessed using the shortcut method. Currently, we principally apply shortcut accounting to certain nonputable and putable fixed-rate advances. In the case of certain putable advances that have features not meeting shortcut requirements, the transactions are primarily hedged under a highly effective hedge relationship. In those cases, the swap counterparty can cancel the derivative financial instrument on the same date that we can put the advance back to the member.

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

•Multi-Family MBS guaranteed by GSE.

We endeavor to manage the interest rate and prepayment risk associated with these non-residential MBS securities through a combination of debt issuance and derivatives.

Fair Value Hedges

We use interest rate swaps to hedge certain AFS securities to shorten our duration profile in an increasing interest rate environment. Our hedge strategy focuses on hedging the benchmark interest rate of SOFR or OIS by effectively converting fixed-rate securities into variable-rate assets to reduce our exposure to rising interest rates. This type of hedge is accounted for as a fair value hedge. We assess hedge effectiveness primarily under the qualitative hedge effectiveness method. AFS securities are carried at fair value. The adjustment to the AFS security's carrying amount attributable to fair value changes in the benchmark interest rate for the relationship term, including partial hedge terms, is immediately recognized in interest income in our Statements of Income. Any gain or loss on these AFS securities that is not attributable to changes in the benchmark interest rate is recognized into AOCI. Changes in fair value on the derivative hedging these AFS securities in a fair value hedging relationship are immediately recognized into interest income into our Statements of Income in order to offset the fair value changes in the benchmark interest rate.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Consolidated Obligation Discount Notes

Cash Flow Hedges

Our cash flow hedge strategies are intended to be used as follows: to hedge, on a "rolling" basis, 1) our exposure to the variability in the net proceeds received from forecasted zero-coupon discount notes and 2) the variability of cash flows associated with periodic SOFR-indexed bond issuances attributable to changes in the benchmark interest rate. The first cash flow hedge strategy applies to legacy discount note hedging relationships. The second cash flow hedge strategy has been active since LIBOR's cessation. The Bank enters into interest rate swaps to mitigate exposures related to each cash flow hedge strategy. The life of the hedging relationship is from hedge inception date until the date of the last forecasted discount note or SOFR-indexed bond issuance. We are hedging the net proceeds attributable to changes in the benchmark interest rate related to either the forecasted issuance (and re-issuance) of zero-coupon fixed-rate discount notes with a three or six month tenor, or periodic SOFR-indexed bond issuances. We primarily use an interest rate swap as the hedging instrument in which the interest rate resets consistent with the terms of the underlying discount note or bond.

Consolidated Obligation Bonds

Fair Value Hedges

We endeavor to manage the fair value risk of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation bonds. For instance, when a fixed-rate consolidated obligation bond is issued, we may simultaneously enter into an interest rate OIS or SOFR swap in which we receive fixed cash flows from a counterparty designed to offset in timing and amount the cash outflows we pay on the consolidated obligation bond. We also hedge the benchmark rate on callable fixed-rate step-up consolidated obligation bonds at specified intervals where we own a call option(s) to terminate the consolidated obligation bond. The hedging instrument is a fixed-rate interest rate swap with a matching step-up feature that converts the callable fixed-rate step-up bond into a variable-rate liability and has an offsetting call option(s) to terminate the interest rate swap. Such transactions are treated as fair value hedges. We assess hedge effectiveness primarily under the qualitative hedge effectiveness method. However, in certain cases where all conditions are met, hedge effectiveness may be assessed using the shortcut method. We apply shortcut accounting to certain noncallable fixed-rate consolidated obligations.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The table below reflects the expected change in market value of equity versus base market value of equity for the stated increase or decrease in interest rates based on our models and related loss limit for each scenario established in the policy. For our down scenario shock analysis, the down shocks are constrained by scenarios provided by our regulator, which for the periods shown below are limited so that shocked rates will not go negative but are subject to change. As a result, where applicable, we apply a floor to the down shock scenario at 10 bps. In the current rate environment, this floor setting was not triggered for any of the shock scenarios presented below.

	December 31, 2025		December 31, 2024
Scenario as of	Change in Market Value/Base Market Value of Equity	Loss Limit	Change in Market Value/Base Market Value of Equity	Loss Limit
-200 bp	3.0%	(8.7)%	0.9%	(8.7)%
-100 bp	1.9%	(3.9)%	0.7%	(3.9)%
-50 bp	1.0%	(1.8)%	0.4%	(1.8)%
-25 bp	0.5%	(0.9)%	0.2%	(0.9)%
+25 bp	(0.6)%	(0.9)%	(0.2)%	(0.9)%
+50 bp	(1.1)%	(1.8)%	(0.5)%	(1.8)%
+100 bp	(2.3)%	(3.9)%	(1.0)%	(3.9)%
+200 bp	(4.2)%	(8.7)%	(2.0)%	(8.7)%

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table outlines our hedge activity by hedged item or economic risk exposure, hedging instrument, hedge type and notional amount by hedging activity.

As of December 31,			Notional Amount
Hedged Item/Economic Risk Exposure [a]	Hedge Type	Hedging Instrument	2025	2024
Investment Debt Securities	Fair value	Pay fixed, receive floating, interest rate swap	$24,732	$23,013
	Economic	Pay fixed, received floating, interest rate swap	4,700	3,250
			29,432	26,263

Advances	Fair value	Pay fixed, receive floating, interest rate swap (without options)	20,020	22,366
		Pay fixed, receive floating, interest rate swap (with options)	14,047	12,167
	Economic	Pay fixed, receive floating, interest rate swap (without options)	12	3
		Pay fixed, receive floating, interest rate swap (with options)	198	187
		Other	1	—
			34,278	34,723

MPF Loans	Economic	A combination that may include swaps, swaptions, caps, floors, futures, forward settlements and/or to-be-announced (TBA) forward contracts	279	284

Discount Notes	Economic	Receive fixed, pay floating interest rate swap	47,002	—
	Cash flow	Pay fixed, receive floating, interest rate swap	556	929
			47,558	929

Consolidated Obligation Bonds	Fair value	Receive fixed, pay floating interest rate swap (without options)	8,919	15,220
		Receive fixed, pay floating interest rate swap (with options)	39,822	33,597
	Economic	Receive fixed, pay floating interest rate swap (with options)	500	10,104
	Cash flow	Pay fixed, receive floating, interest rate swap	1,120	690
			50,361	59,611

Intermediary transactions on behalf of members with counterparties	Economic	Pay fixed, receive floating, interest rate swap	—	2
Mortgage purchase commitments	Standalone	Mortgage delivery commitment	214	115
CO Bond firm commitments	Standalone	CO Bond firm commitment	—	764
Total			$162,122	$122,691
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

•Option risk - We are exposed to option risk as the value of option positions (explicit and embedded) vary due to changes in the implied volatility of the yield curve as well as the yield curve itself. We measure our option risk as follows:

▪Option risk (implied volatility) - Change in market value for a one percent parallel increase in the swaption volatility.

▪Option risk (prepayment speeds) - Change in market value for a one percent increase in prepayment speeds.

•Basis risk - We are exposed to basis risk as the yields on different assets, liabilities and derivatives are determined on different yield curves. This includes (1) differences between the reference curve and the Office of Finance cost of funds or consolidated obligation curve; (2) changes in individual securities' spreads to the reference curve as a result of changes in supply, demand, and credit quality of different securities in the market; and (3) changes in mortgage rates relative to the reference curve. We measure our basis risk as follows:

▪Basis risk (spread to swap curve) - Change in market value for a one basis point parallel increase in the spread to the swap curve.

▪Basis risk (mortgage spread) - Change in market value for a one basis point increase in mortgage rates.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The following table summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

		Option Risk		Basis Risk
	Yield Curve Risk	Implied Volatility	Prepayment Speeds	Spread to Swap Curve
As of December 31, 2025
Advances	$(6)	$5	$—	$(7)
MPF Loans	(4)	(11)	1	(5)
Mortgage-backed securities	(11)	—	—	(11)
Other interest-earning assets	(2)	—	—	(2)
Interest-bearing liabilities	9	13	—	10
Derivatives	4	—	—	—
Total	$(10)	$7	$1	$(15)

As of December 31, 2024
Advances	$(6)	$4	$—	$(7)
MPF Loans	(3)	(6)	2	(3)
Mortgage-backed securities	(8)	—	1	(9)
Other interest-earning assets	(1)	—	—	(1)
Interest-bearing liabilities	8	9	—	9
Derivatives	9	—	—	—
Total	$(1)	$7	$3	$(11)

As of December 31, 2025, our total sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $7 million. At December 31, 2024, our sensitivity to changes in implied volatility was $7 million. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	December 31, 2025	December 31, 2024
Down 200 bps	1.1	0.0
Base	2.2	0.8
Up 200 bps	1.9	0.9

As of December 31, 2025, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $184 million, and our market value of equity to book value of equity ratio was 102%, compared to $91 million and 101% at December 31, 2024. Lower overall market interest rates, combined with our positive duration of equity position and tightening spreads on mortgage loans and investments, drove the increase in the market value of equity to book value of equity. Our market to book value of total capital for regulatory risk-based capital purposes differs from this GAAP calculation, as discussed in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements.

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

Our management, which includes our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management uses as guidance the framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013)” and other authoritative guidance on governance and internal control. The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting
For the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on these factors, we do not expect to pay any additional amounts on behalf of other FHLBs under our joint and several liability as of December 31, 2025, and as a result, we did not accrue a liability. For additional information, see Note 10 - Consolidated Obligations and Note 16 - Commitments and Contingencies to the financial statements.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Item 9B. Other Information.

Effective March 9, 2026, Michelle Jonson transitioned from her role as Chief Risk and Compliance Officer into a new role leading a cross-functional team focused on core banking initiatives that support member experience and operational innovation at the Bank.

The Bank named Mike Zeifert as Chief Risk Officer, effective March 9, 2026. Mr. Zeifert, 41, most recently served as Senior Vice President and Chief Credit Officer of the Bank. Mr. Zeifert’s biographical information is set forth in Executive Officers of the Registrant on page 86.

Item 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Our Board is comprised of a combination of industry directors elected by the Bank's member institutions (referred to as member directors) on a state-by-state basis and independent directors elected by a plurality of the Bank's members (referred to as independent directors). No member of the Bank's management may serve as a director of an FHLB. Our Board currently includes eight member directors and six independent directors.

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

Nomination of Independent Directors

For independent directors, the members elect these individuals on a district-wide basis to four-year terms, subject to FHFA review of nominees prior to election. Independent directors cannot be officers or directors of a Bank member, and must meet certain statutory and regulatory eligibility criteria. To be eligible to serve as an independent director, an individual must be a citizen of the United States and a bona fide resident of the district in which the Bank is located. FHFA regulations require that an independent director (other than a public interest independent director) must have experience in or knowledge of one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices and the law. In addition, the FHFA regulation requires a public interest independent director to have more than four years' experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection.

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

2025 Director Election

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
The only matter submitted to a vote of shareholders in 2025 was the election of certain member and independent directors, which occurred in the fourth quarter of 2025 as described above. We conducted this election to fill one open member directorship and two open independent directorships for 2026 as designated by the FHFA. As reported in a Form 8-K filed on July 17, 2025, pursuant to its federal statutory authority to designate the number of directorships for the Bank, the FHFA reduced the overall size of the Bank’s Board from eighteen to fourteen directors, effective January 1, 2026.

In 2025, the nomination and election of directors was conducted electronically. No meeting of the members was held in regard to the election. Our Board does not solicit proxies, nor are eligible member institutions permitted to solicit or use proxies to cast their votes in an election for member or independent directors. Information about the results of the election, including the votes cast, was reported in a Form 8-K filed on December 1, 2025, as amended by a Form 8-K/A filed on December 17, 2025.

Information Regarding Current Directors of the Bank

The following table provides information regarding each of our directors as of February 28, 2026.

Name	Age	Director Since	Expiration of Term as of December 31,

Michelle L. Gross, Chairperson [a]	55	2015	2028
Daniel G. Watts, Vice Chairperson [a]	66	2018	2027
Dean A. Ahlers [a]	59	2025	2028
Kathleen Burns [d]	60	2024	2027
Joseph Fazio III [b]	64	2017	2028
Betsy A. Johnson [a]	63	2023	2026
Phyllis Lockett [d]	60	2015	2029
Kevin L. Newell [c]	41	2023	2026
John W. Pietrowicz [d]	61	2025	2028
Bradley J. Schroeder [b]	51	2026	2029
Lois A. Scott [c]	65	2017	2027
Ty R. Taylor [b]	58	2019	2026
Kenneth D. Thompson [b]	65	2024	2027
Mary R. Wright [c]	66	2026	2029
a    Illinois member director.
b    Wisconsin member director.
c    Public interest independent director.
d    Independent director.

Dean A. Ahlers is the former President and CEO of Sterling Federal Bank in Sterling, Illinois (2013- January 2026), and currently serves as a member of its Board of Directors. From 2007 to 2013, Mr. Ahlers served as Sterling Federal Bank’s Vice President of Operations. Prior to joining Sterling Federal Bank, Mr. Ahlers already had 17 years of experience in the financial services industry, earning several certifications of distinction including the CFP (Certified Financial Planner), ChFC (Chartered Financial Consultant), CLU (Chartered Life Underwriter), and CSA (Certified Senior Advisor). Mr. Ahlers is actively involved in community service organizations, including serving as Vice Chairperson of the Board of Directors for Sinnissippi Centers, Inc. (a nonprofit community based behavioral healthcare center) and serving as mentor for the WACC CEO program (a local entrepreneurial educational program for high school juniors and seniors). He was the past President of the Board of Directors for Home of Hope Cancer Wellness Center and the past President of Twin Cities Sunrise Rotary. Mr. Ahlers graduated with honors from the Graduate School of Banking at the University of Wisconsin-Madison and earned his undergraduate degree in Finance from Iowa State University.

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

Ms. Burns serves on the following Board committees of the Bank: Executive & Governance (Alternate), Operations & Technology (Vice Chairperson) and Risk Management.

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

Mr. Fazio serves on the following Board committees of the Bank: Executive & Governance, Human Resources & Compensation (Chairperson) and Operations & Technology.

Michelle L. Gross has served as Executive Vice President/Chief Operating Officer, Information Systems Officer, and Director of the State Bank of Bement in Bement, Illinois since 2012, and in 2025, she was named Chairman of the Board. In addition, she serves as Community Bank President of the State Bank of Bement - Monticello facility. She has worked at the State Bank of Bement since 1996 in roles with increasing responsibilities, including as Vice President & Information Systems Officer from 2008 to 2012. Ms. Gross currently serves as Chairman of the Board and President of Bement Bancshares, Inc. in Bement, Illinois. She is a former director at the State Bank of Cerro Gordo in Cerro Gordo, Illinois and The First National Bank of Ivesdale in Ivesdale, Illinois. Ms. Gross is active in a variety of community service organizations and with the Illinois Bankers Association. Through the Illinois Bankers Association, Ms. Gross has served on a number of committees and is a past chairperson. Ms. Gross is also active in the Community Bankers Association of Illinois. She serves on the Board of Directors of Kirby Medical Center and is a member of its Executive Committee as well as serving as Treasurer. She also serves on the board of the Heart of Illinois Community Foundation and is President of the State Bank of Bement Foundation. Ms. Gross is a graduate of the Graduate School of Banking in Madison, Wisconsin, and earned a Bachelor of Science from Western Illinois University.

Ms. Gross serves as the Bank's Chairperson of the Board and Chairperson of the Executive & Governance Committee. She also serves as an ex officio member of the following Board committees of the Bank: Affordable Housing, Audit, Human Resources & Compensation, Operations & Technology, and Risk Management.

Betsy A. Johnson is the current Chairman and CEO of Solutions Bank in Forreston, Illinois (formerly known as Forreston State Bank) since 2020, and has been with the bank since 1996, serving in various capacities including chief operating officer and executive vice president and most recently, President (until December 2025). Ms. Johnson has also served as a member of the Board of Directors of Solutions Bank and its holding company since 2010. Ms. Johnson’s involvement with the Illinois Bankers Association (IBA) includes serving on numerous committees, including as a member of the Board of Directors (2017), a member of the Executive Committee (2019) and as Chairman (2021-2022). Ms. Johnson also served on the Federal Deposit Insurance Corporation Community Banker Advisory Committee from 2020-2022. Ms. Johnson is a 2003 graduate of the Graduate School of Banking at the University of Wisconsin-Madison, and has served on the school’s Banker Advisory Board since 2017, and was the 2022-2024 Chairperson.

Ms. Johnson serves on the following Board committees of the Bank: Human Resources & Compensation and Risk Management (Vice Chairperson).

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Phyllis Lockett has led major transformation efforts across education, housing, transportation, and business. Since 2025, Ms. Lockett serves as the CEO of LEAP-X, an education innovation consultancy designing solutions for the future of learning. From 2014-2024, Ms. Lockett was the founding CEO of LEAP Innovations, a national nonprofit that partners with educators and technology companies to research, pilot, and scale instructional models and tools that advance student learning. From 2005-2014, she served as the founding President and CEO of New Schools for Chicago, a venture philanthropy through which she led the investment in, and launch of, 80 new public schools. From 1999 to 2005, Ms. Lockett was Executive Director of the Civic Consulting Alliance, a pro-bono consulting firm sponsored by the Civic Committee of the Commercial Club of Chicago. In that role, she helped lead major initiatives for the City of Chicago, Chicago Public Schools, the Chicago Transit Authority, and the Chicago Housing Authority. She played a pivotal role in the Chicago Housing Authority’s $1.5 billion Plan for Transformation, advising on organizational planning, resident relocation, capital construction, asset management, and economic development strategies. Her prior corporate experience also includes sales, marketing, and business development roles at IBM, Kraft Foods, and General Mills. Ms. Lockett currently serves as a director of CME Group, advisor to GSV Ventures, and board chairperson of Noble Schools. She has also served on the boards of The Economic Club of Chicago, The Chicago Network, Adler Planetarium, SAGA Education, and ISTE+ASCD. She earned a Master of Management from Northwestern University’s Kellogg Graduate School of Management and a Bachelor of Science in Industrial Engineering from Purdue University. The Board nominated Ms. Lockett to serve as an independent director based on her knowledge of and experience in organizational management, financial management and project development, as indicated by her background.

Ms. Lockett serves on the following Board committees of the Bank: Executive & Governance, Human Resources & Compensation, and Operations & Technology (Chairperson).

Kevin L. Newell is the founder of the Royal Capital Group and has served as the company’s CEO since 2010. Royal Capital Group is a real estate development firm focused on the creation of economic development and housing in the urban core. As the CEO of Royal Capital Group, Mr. Newell has led the company’s efforts on business development, strategy, and investments. Mr. Newell also serves on the Greater Milwaukee Foundation Impact Investment Committee, as a Board member of the Guest House of Milwaukee, and as a Board member of the MLK Economic Development Corporation. Mr. Newell continues to be an active Board member of the Wisconsin Preservation Fund since 2017. He has a BBA and is an MBA graduate of the University of Wisconsin-Whitewater, with an emphasis in Finance and Management, and an ACRE Alum at Marquette University. Mr. Newell served on the Federal Home Loan Bank of Chicago Community Investment Advisory Council from 2019 to 2022. The Board nominated Mr. Newell to serve as a public interest independent director based on his experience representing community interests in housing, as indicated by his background.

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

Mr. Pietrowicz serves on the following Board committees of the Bank: Audit, Executive & Governance and Risk Management (Chairperson).

Bradley J. Schroeder is the Chairman, President and Chief Executive Officer of DMB Community Bank in Madison, Wisconsin, positions he has held since 2006. Mr. Schroeder has led the DMB Community Bank and its holding company since 2006, guiding it through multiple economic cycles with a focus on prudent risk management, expense discipline, and long-term stability. A seasoned financial executive, Mr. Schroeder has more than 25 years of community banking experience. Beyond his work at DMB Community Bank, Mr. Schroeder contributes his expertise as a director for Wisconsin Mutual Insurance Company since 2005, bringing a unique insurance industry perspective to the banking sector. He has also served as President of the DeForest Area Chamber of Commerce (2007-2008) and the DeForest Area Foundation (2006 to 2020), where he demonstrated his commitment to community growth and integrity in leadership. From 2001 to 2006, he taught graduate-level managerial finance as an Adjunct Faculty member at Cardinal Stritch University. Mr. Schroeder earned his Bachelor of Science in Finance from the University of Wisconsin-La Crosse and his MBA from Edgewood College.

Mr. Schroeder serves on the following Board committees of the Bank: Audit and Operations & Technology.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Lois A. Scott has served as President of Epoch Advisors since 2015. She also serves on the boards of Kroll Bond Rating Agency, Enwave Energy, GreenGas USA and Verdara. From 2011 to 2015, Ms. Scott served as the Chief Financial Officer for the City of Chicago, the first woman to ever serve in that capacity. From 2002 to 2011, Ms. Scott was Chief Executive Officer of a financial advisory firm that served large corporate and governmental clients, with offices in 7 states. Prior to that, she served as President and Vice Chair of a technology company that provided a IT services to schools throughout the country. Ms. Scott started her career at First Chicago (now JPMorgan), where she was responsible for governmental, healthcare and higher education clients in an eight-state region. She also worked for Bank of America, Donaldson Lufkin & Jenrette, L.F. Rothschild and chaired the Management Committee of the Export-Import Bank of the U.S., after serving as a White House Fellow. From 2015 to August 2017, Ms. Scott served as a director on the board of MBIA, Inc. She served as Vice Chair and Audit Committee Chair of the Chicago Stock Exchange, where she was a director from 2016 to 2018 prior to its sale to the New York Stock Exchange. In 2011, Ms. Scott co-founded and chaired the Municipal CFO Forum with the Harris School of the University of Chicago. She now chairs the Advisory Board of the Program for Excellence and Equity in Public Finance at Milken Institute. Ms. Scott has served on the board of numerous nonprofit organizations focused on economic empowerment, leadership development, educational opportunity and sustainable finance practices. Ms Scott earned a B.S. degree in Economics from Cornell University and an M.B.A. in Finance from the Johnson School of Management at Cornell. She also earned a Certificate in Blockchain Technology from MIT. The Board nominated Ms. Scott to serve as an independent director based on her knowledge of and experience in accounting and financial management practices, as indicated by her background. In 2026, her directorship was reclassified as a public interest independent director. based on her experience representing consumer and community interests in banking services.

Ms. Scott serves on the following Board committees of the Bank: Audit (Chairperson), Executive & Governance, and Risk Management.

Ty R. Taylor is President, CEO and Chairman of the Board of Waukesha State Bank in Waukesha, Wisconsin, positions he has held since January 2004. Prior to these positions, he oversaw commercial and mortgage lending for Waukesha State Bank, among other responsibilities. When Waukesha State Bank established a holding company in 2018, Mr. Taylor also became President, CEO, and Chairman of that organization. Prior to joining Waukesha State Bank in 1991, he was employed at M&I Marshall & Ilsley Bank. Since 2021, Mr. Taylor has served on the board of ProHealth Care, Inc., the parent organization of Waukesha Memorial Hospital and Oconomowoc Memorial Hospital. From 2004 to 2015, he was a member of the ProHealth Care Foundation board (formerly the Waukesha Memorial Hospital Foundation), including service as board chair from 2012 to 2015. Since 2013, he has also served on the ProHealth Care, Inc. Finance and Investment Committee. Mr. Taylor’s extensive community involvement also includes prior service as trustee of Carroll University, Waukesha, plan commissioner for the Town of Genesee, Wisconsin, board member of the La Casa de Esperanza Foundation, Waukesha, and board member of the United Way in Waukesha County (including chairing the 2008 giving campaign). He has also previously held leadership roles as president and board member of the Waukesha Business Improvement District, board member and chairman of the Waukesha County Chamber of Commerce (now the Waukesha County Business Alliance), and treasurer and board member of Waukesha Guitar Town, Inc. In addition, he has served on the City of Waukesha Landmarks Commission and the Waukesha County Community Foundation Board. Mr. Taylor was named the U.S. Small Business Administration’s Wisconsin Financial Services Advocate of the Year award in 2003 and received the Key to the City of Waukesha award in 2011. Mr. Taylor is an instrument rated private pilot. Mr. Taylor earned a B.A. in Economics from Wheaton College, Wheaton IL, and is a graduate of the Graduate School of Banking at the University of Wisconsin-Madison.

Mr. Taylor serves on the following Board committees of the Bank: Affordable Housing (Vice Chairperson) and Risk Management.

Kenneth "Ken" D. Thompson is the former President/CEO of Capitol Bank (2003-2024), and currently serves as Chairman of its Board of Directors. Mr. Thompson has been in the Madison, Wisconsin banking industry for over 35 years, including 10 years at M&I Bank, before helping to start and grow Capitol Bank. Mr. Thompson served as a Director and past Chair of the Wisconsin Bankers' Association (2016-2022) and director of the Realtors Association of South Central Wisconsin (2003-04). He has also served on the boards of a variety of local non -profits including Agrace HospiceCare, Inc., American Family Children's Hospital, Catholic Charities and the Breakfast Optimist Club of Madison. He currently serves on the boards for Hy Cite Enterprises and Extreme Engineering Solutions, Inc. Mr. Thompson was recognized as the Wisconsin Bankers Association (WBA) Banker of the Year in 2024. Mr. Thompson holds a Bachelor of Business Administration degree from UW-Stevens Point and earned his EMBA from UW-Madison. He also completed the Graduate School of Banking in Madison and is a graduate of Leadership Greater Madison.

Mr. Thompson serves on the following Board committees of the Bank: Executive & Governance, Human Resources & Compensation (Vice Chairperson) and Risk Management.

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

Mr. Watts serves as the Bank's Vice Chairperson of the Board and Vice Chairperson of the Executive & Governance Committee. Mr. Watts also serves on the following Board committees of the Bank: Affordable Housing (Chairperson) and Audit.

Mary R. Wright served as President of the Wisconsin Housing Preservation Corp. (WHPC) in Madison, Wisconsin from 2016-2025 and was responsible for the organization’s growth, leadership team, and management of affordable housing assets. During her tenure, WHPC became the largest owner of affordable housing in Wisconsin with over 9,000 units located in 57 out of 72 counties. Prior to joining WHPC, Ms. Wright held executive lending positions at Wells Fargo (2013-2016) and Johnson Bank (2000-2010), developing client relationships, providing financial solutions, and expanding market share in commercial and industry sectors, commercial real estate and community development. From 2010 to 2013, Ms. Wright served as Director of Multifamily at the Wisconsin Housing and Economic Development Authority (WHEDA), overseeing a division responsible for lending, tax credit allocation, risk management, compliance and policy development. Earlier in her career she held many other positions at WHEDA including disposition of real estate assets, underwriting, asset management and Manager of the Multifamily Development team. Ms. Wright has served and continues to serve on multiple boards including WHPC (2017-present), Impact Seven (2022-2025), Group Health Cooperative Southwest (2001-2016), Journey Mental Health (2008-2024), and Forward Community Investments (FCI) (2016-2023). Ms. Wright graduated from the University of Wisconsin La Crosse with a B.S. in Business Administration and continued her executive education at the University of Wisconsin. She also attended the Graduate Banking School at Southern Methodist University. The Board nominated Ms. Wright to serve as a public interest independent director based on her experience representing community and consumer interests in bank services and affordable housing, as indicated by her background.

Ms. Wright serves on the following Board committees of the Bank: Affordable Housing and Human Resources & Compensation.

There are no family relationships among the above directors or our executive officers.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Audit Committee

Our Audit Committee is comprised of non-executive directors. The Audit Committee Charter is available in full on our website at https://www.fhlbc.com/docs/default-source/about/governance/ac-charter.pdf.

Audit Committee Report

March 10, 2026

The Audit Committee is composed of six non-executive directors, two of whom are non-member directors, and operates under a written charter adopted by the Board of Directors that was last amended on June 9, 2025. Our Board of Directors determined that all Audit Committee members (Directors Scott, Ahlers, Gross, Pietrowicz, Schroeder, and Watts) are “Audit Committee financial experts” for purposes of SEC requirements. Our Board of Directors elected to use the New York Stock Exchange definition of “independence” and, in doing so, concluded that each of the Directors on the Audit Committee, during 2025 and currently, is not independent as they are officers or directors of member institutions which do business with the Bank, with the exception of Directors Scott and Pietrowicz, who do not serve as officers or directors of a Bank member. Under Federal Housing Finance Agency (FHFA) regulations applicable to members of the Audit Committee, each of the Audit Committee members is independent. For further discussion about the Board's analysis of director independence under the New York Stock Exchange rules, see Director Independence on page 109.

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
•the programs, policies and systems of the Bank designed to ensure the integrity and reliability of Bank operations and technology; including cybersecurity and governance of artificial intelligence;
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

Based on its reviews discussed above, the Audit Committee recommended to the Board of Directors the appointment of PwC as the Bank's independent registered public accounting firm for 2026.

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

Management has the primary responsibility for the preparation and integrity of the Bank's financial statements, accounting and financial reporting principles, and internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The Bank's independent auditor, PwC, is responsible for performing an independent audit of the Bank's financial statements and of the effectiveness of internal control over financial reporting in accordance with the standards of the PCAOB and, with respect to the financial statements, the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. The internal auditors are responsible for preparing an annual audit plan and conducting internal audits under the control of the General Auditor, who reports to the Audit Committee. The Audit Committee's responsibility is to monitor and oversee these processes. The Audit Committee met 14 times during 2025, and has regular executive sessions with key executives as well as internal and independent auditors.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

In this context, prior to their issuance, the Audit Committee reviewed and discussed the quarterly and annual earnings releases, financial statements (including the presentation of non-GAAP financial information, if any) and disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including significant accounting policies and judgments) with management, the Bank’s internal auditors and PwC. The Audit Committee also reviewed the Bank’s policies and practices with respect to financial risk assessment, as well as its processes and practices with respect to enterprise risk assessment and management. The Audit Committee discussed with PwC matters required to be discussed by the applicable requirements of the PCAOB and the SEC. The Audit Committee has also received the written disclosures and the letter from PwC required by the applicable requirements of the PCAOB regarding PwC’s communications with the Audit Committee concerning independence, and has discussed with PwC its independence [Item 407(d)(3) of Reg. S-X]. The Audit Committee met with PwC and with the Bank’s internal auditors, in each case, with and without other members of management present, to discuss the results of their respective examinations, the evaluations of the Bank’s internal controls and the overall quality and integrity of the Bank’s financial reporting. Management represented to the Audit Committee that the Bank's financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

Based on the reviews and discussions with management, the internal auditors, and PwC, as well as the review of the representations of management and PwC's report, the Audit Committee recommended to the Board of Directors, and the Board of Directors has approved, to include the audited financial statements in the Bank's Annual Report on Form 10-K for the year ended December 31, 2025, for filing with the Securities and Exchange Commission.

As of the date of filing for this Annual Report on Form 10-K, the members of the Audit Committee are:

Lois A. Scott, Chairperson
Dean A. Ahlers, Vice Chairperson
John W. Pietrowicz
Bradley J. Schroeder
Daniel G. Watts
Michelle L. Gross (ex officio)

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Executive Officers of the Registrant

The following table provides certain information regarding our executive officers as of March 9, 2026:

Executive Officer	Age	Capacity in Which Served	Employee of the Bank Since
Michael A. Ericson	54	President and Chief Executive Officer	2005
Christian Claffy	48	Executive Vice President, Group Head, Member and Bank Operations	2010
Kim Cullotta	56	Executive Vice President, Group Head, People, Culture and Communications	2011
Virxhini Gjonzeneli	44	Executive Vice President and Chief Financial Officer	2003
Thomas H.W. Harper [a]	60	Executive Vice President, General Auditor	2005
Carolyn Jaw	43	Executive Vice President, Chief Business Officer and Group Head, Member and Community Solutions	2004
Kevin Solchenberger	45	Executive Vice President and Chief Information Officer	2025
Patrick Sullivan	41	Executive Vice President, Group Head, Mortgage Partnership Finance Program	2024
Laura M. Turnquest	61	Executive Vice President, Chief Legal Officer, General Counsel and Corporate Secretary	2004
Mike Zeifert	41	Senior Vice President and Chief Risk Officer	2011
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

Christian Claffy became Executive Vice President and Group Head, Member Support and Strategy (now Member and Bank Operations) on January 1, 2023. Prior to that, Mr. Claffy was Senior Vice President, Process Optimization from 2021 to 2022, leading the Bank’s Process Optimization team, which includes aspects of project management, risk, compliance and security, in addition to driving operational excellence efforts throughout the Bank. From 2016 to 2020, Mr. Claffy was Senior Vice President, Member Product Support where he had oversight of Member, Collateral, and Investment Operations. Prior to joining the Bank in 2010, Mr. Claffy worked in multiple positions within the banking and mortgage industries. Mr. Claffy received his MBA from the University of Notre Dame and a dual undergraduate degree in Economics and Math from Illinois State University.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Virxhini Gjonzeneli became Chief Financial Officer and Group Head, Financial Accounting and Markets on January 1, 2023. She became an Executive Vice President of the Bank in January 2021 and was Group Head of Member Support and Strategy from 2017 to 2022. Prior to that, Ms. Gjonzeneli was Senior Vice President, Director of Enterprise Risk Management starting in 2015. Ms. Gjonzeneli joined the Bank in 2003, and from 2007 to 2015 held positions of increasing levels of responsibility. Ms. Gjonzeneli received her MBA from the University of Chicago Booth School of Business and her undergraduate degree from Northwestern University. She received her CFA charter designation in 2008. Ms. Gjonzeneli serves on the boards of Legal Aid Chicago and Chicago Commons.

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

Carolyn Jaw joined the Bank’s Executive Team in January 2020, and became Senior Vice President and Group Head, Sales, Strategy, and Solutions (known as the Member and Community Solutions Group as of March 2026, to reflect an expanded scope that includes the Bank's Community Investment Programs team). She became Executive Vice President in January 2021 and Chief Business Officer in March 2026. From 2015 to 2019, Ms. Jaw was Senior Vice President and Managing Director, Institutional Sales, and had responsibility over institutional sales, marketing, and events. Ms. Jaw has worked in various groups at the Bank since 2004, including the sales, capital markets, and mortgage groups. Previously, Ms. Jaw worked at Hillenbrand Capital Partners, a structured products investment fund, where she focused on pricing, funding, and hedging the residential and commercial mortgage loan and securities portfolios. Ms. Jaw serves on the board of The People’s Music School (the largest completely free music school serving Chicago metropolitan area children) and Chicagoland Habitat for Humanity (a support organization for the six Habitat for Humanity affiliates in the Chicagoland area), and is a Northwestern University Affinity Leaders and Learners (ALL) Mentor. Ms. Jaw holds a Bachelor of Arts degree in Economics and International Studies from Northwestern University and a Master of Business Administration degree with concentrations in Finance, Economics, Accounting, and Entrepreneurship from the University of Chicago, Booth School of Business. She is a graduate of the Harvard Business School Executive Education General Management Program and is a Leadership Greater Chicago Signature Fellow.

Kevin Solchenberger joined the Bank as Executive Vice President, Chief Information Officer and Group Head, Information Technology, effective July 2025. From 2018 to 2025, he served as Managing Director for North American Digital and Data Transformation Strategy and Solutions Delivery at Boston Consulting Group's Plantinion division, where he partnered with C-suite leaders to align on technology and business goals. Prior to that, Mr. Solchenberger served as Vice President of Enterprise Solutions Delivery at Sovereign Systems (acquired by AHEAD), leading its cloud managed services and strategic partnerships from 2017 to 2018. He held technology leadership roles at InterContinental Hotel Group from 2010 to 2017, overseeing major digital and cloud transformations. From 2008 to 2010, Mr. Solchenberger was responsible for modernizing billing and customer relationship management systems at Cox Communications. He began his career as a software architect at Accenture and BearingPoint. Mr. Solchenberger is also a technology guest lecturer at the University of Georgia and active participant in community initiatives.

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

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)
Laura M. Turnquest became Executive Vice President, General Counsel and Corporate Secretary of the Bank in August 2016, and Chief Legal Officer in 2026. Prior to that Ms. Turnquest was: Senior Vice President, Deputy General Counsel from 2007 to August 2016; Vice President, Deputy General Counsel from 2006 to 2007; and Assistant Vice President, Assistant General Counsel from 2004 to 2006. Prior to joining the Bank, Ms. Turnquest was an associate in the Banking and Finance practice at Mayer Brown LLP from 1997 to 2004.

Mike Zeifert joined the Bank’s Executive Team in March 2026 as Senior Vice President and Chief Risk Officer. Prior to that, Mr. Zeifert held the following positions at the Bank: Senior Vice President and Chief Credit Officer from March 2019 to March 2026, Vice President and Head of Markets Credit from February 2015 to March 2019 and Senior Credit Analyst from September 2011 to February 2015. Prior to joining the Bank, Mr. Zeifert worked as an Associate Analyst for Allstate Investments. Mr. Zeifert received his MBA from the University of Chicago Booth School of Business and his undergraduate degree from Augustana College. He received his CFA charter designation in 2010.

There are no family relationships among the above executive officers or our directors.

We have adopted a code of ethics for all of our employees and directors, including our President and CEO, principal financial officer, and those individuals who perform similar functions. A copy of the code of ethics is published on our internet website and may be accessed at: https://www.fhlbc.com/docs/default-source/about/governance/code-of-ethics.pdf.

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

Our capital stock can only be acquired, redeemed or repurchased at a par value of $100 per share. Our capital stock is not publicly traded, and no market mechanism exists for the disposition of our capital stock outside our cooperative structure. Members must purchase and maintain capital stock in our Bank as a condition of membership and may be required to purchase additional stock in order to transact advances, MPF and/or letter of credit activity with us. Transactions in our capital stock are governed by applicable regulatory requirements and the Bank’s Capital Plan (for more information on the Bank’s capital plan see Capital Resources, starting on page 50). In addition to the Bank’s cooperative structure, the Bank’s primary source of funding is the issuance of debt securities (or consolidated obligations) issued to the public through the Office of Finance using authorized securities dealers.

Taking into account our cooperative and debt issuance structure, the Bank has adopted a Policy Statement on the Use of Material Nonpublic Information (Insider Trading Policy) aimed at promoting compliance with insider trading laws, rules, and regulations applicable to the Bank. This policy is filed as Exhibit 19 to this Form 10-K.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Item 11. Executive Compensation.

This section provides information regarding our compensation program for our 2025 named executive officers (NEOs). For 2025, our NEOs include: Michael A. Ericson, President and CEO; Virxhini Gjonzeneli, Executive Vice President & Chief Financial Officer; Carolyn Jaw, Executive Vice President & Group Head, Sales, Strategy and Solutions; Michelle Jonson, Executive Vice President & Chief Risk and Compliance Officer; and Laura M. Turnquest, Executive Vice President, General Counsel & Corporate Secretary. Our NEOs for 2025 also include a former executive officer who served during 2025: Samuel J. Nicita, who was our Executive Vice President & Chief Information Officer until July 2025. Mr. Nicita, who has been with the Bank since 2008, remained with the Bank in a senior advisory role until he retired on March 1, 2026. Effective March 9, 2026, Ms. Jaw’s new title is Executive Vice President, Chief Business Officer, and Group Head, Member and Community Solutions, Ms. Turnquest’s new title is Chief Legal Officer, General Counsel & Corporate Secretary, and as further discussed in Item 9B. Other Information on page 76, Michelle Jonson transitioned from her role as Chief Risk and Compliance Officer into a new role leading a cross-functional team focused on core banking initiatives that support member experience and operational innovation at the Bank.

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

The objective of the Bank's compensation strategy is to maintain a competitive program that is aligned with the Bank's business, mission, and strategic objectives, while taking into account the Bank's risk appetite, cooperative structure, and regulatory expectations. Our compensation program goals are to:

•Attract, motivate, and retain employees with the skills and experience needed to achieve the Bank’s business, mission and strategic objectives;
•Align employee interests with the short‑ and long‑term interests of the Bank, our members, and our mission;
•Support safe and sound operations and prudent risk management; and
•Reflect the Bank’s cooperative structure and the regulatory framework applicable to the FHLBs.

Our current compensation program is comprised of base salary, short-term incentive compensation, long-term incentive compensation, retirement, severance, and other benefits which reflect total compensation that is consistent with individual performance, business results, job responsibility levels and the competitive market.

Because we are a cooperative and our capital stock may only be held by members and former members, and can only be issued, transferred, redeemed and repurchased at par value of $100 per share, we are unable to provide compensation in the form of stock or other equity-based compensation, which is typical in the financial services industry.

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

The FHFA has issued a rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBs (12 CFR Part 1230). Among other things, the rule addresses the authority of the FHFA Director to: review the compensation arrangements of named executive officers of the FHLBs and to prohibit an FHLB from providing compensation to any named executive officer that the FHFA Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

The FHFA has also issued an advisory bulletin establishing certain principles for executive compensation at the FHLBs and the Office of Finance. These principles include that: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLB stock; (3) a significant percentage of an executive's incentive-based

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the FHLB's Board of Directors should promote accountability and transparency in the process of setting compensation. In 2020 and 2023, the FHFA provided the FHLBs further guidance to supplement these principles and to clarify its expectations regarding certain statutory and regulatory provisions relevant to executive compensation. Under the Housing and Economic Recovery Act of 2008, the FHFA Director has the right to prohibit or limit golden parachute payments under certain conditions as described in Severance Arrangements on page 96. For a discussion of risks relating to regulatory limitations on executive compensation, see Risk Factors starting on page 16.

Our compensation programs are designed to be consistent with the safe and sound operation of the Bank and to comply with applicable laws, regulations, and supervisory guidance. The HR&C Committee incorporates risk‑sensitive features into our compensation programs, including establishment of a risk review framework in connection with its review and approval of incentive compensation plan requirements and goals, risks, and payouts. Under the framework, our Chief Risk Officer delivered a risk analysis report to the Risk Management Committee of the Board of Directors evaluating certain risk principles against the requirements and goals, risks, and payouts associated with our short-term, deferred and long-term incentive compensation plans, and evaluating whether our compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Bank. The HR&C Committee reviewed the report, along with base salary information and consultant studies (as further described below), and determined that the compensation payable to our executive officers for 2025 and 2026 was and is reasonable and comparable to that paid within the FHLB System and complies with the FHFA guidance.

Use of Compensation Consultants and Surveys

It is the intent of the HR&C Committee to set overall compensation packages at competitive market levels. In order to evaluate and maintain our desired market compensation position, the HR&C Committee reviews comparable market compensation information.

We engaged McLagan, part of Aon plc, a compensation consultant, to conduct the October 2024 Executive Compensation Benchmarking survey (the Compensation Survey), a broad-based compensation survey that includes market statistics on salary, annual incentives, total cash, long-term/deferred awards, and total compensation. The survey compared our executive officer compensation against three peer groups: (1) other FHLBs (principal peer group), (2) banks with $10 to $20 billion in assets (primary commercial peer group), and (3) banks with $20 to $65 billion in assets (used as a market reference). McLagan reviewed the data collection and results with our Human Resources senior management so that we may understand the appropriateness of the survey comparisons adjusting for scale and scope of the survey position versus the other survey participants. Our Human Resources senior management reviewed the surveys with our HR&C Committee.

The information obtained from the Compensation Survey was considered by the Board of Directors, the HR&C Committee, and our President and CEO, as appropriate, when making compensation decisions for 2025.

Elements of Our Compensation Program

On an annual basis, the HR&C Committee reviews the components of our NEO compensation: salary, short- and long-term/deferred incentive compensation, matching bank contributions, severance benefits, and projected payments under our retirement plans. Total compensation for NEOs is tied to the Bank’s overall performance since the Bank believes this encourages employees to deliver results that are consistent with our business, mission and strategic objectives.

Base salary is included in our NEO compensation package because the HR&C Committee believes it is appropriate that a portion of the compensation be in a form that is fixed and liquid. We use the base salary element to provide the foundation of a fair and competitive compensation opportunity for each of our executive officers. During 2025, two of our named executive officers received perquisites in excess of $10,000 in annual value (as further described in the Summary Compensation Table).

Performance-based compensation is split between our short-term and long-term/deferred cash incentive award opportunities, providing incentive for our NEOs to pursue particular business objectives consistent with the overall business strategies and risk management criteria set by our Board of Directors. Annual short term incentives are intended to reward achievement of annual objectives that align with our annual business plan and long-term/deferred incentives are intended to: promote sustained performance and management of risk over a multi year period; support retention of key employees; and provide long term alignment similar to the alignment typically provided by equity based awards. The plans for our NEOs, although designed to reward both overall Bank performance and individual performance, are heavily weighted toward overall Bank performance.

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

Mr. Ericson's employment agreement in effect during 2025 provides for a four-year employment term starting January 1, 2025 and ending December 31, 2028 (the Employment Agreement). The Employment Agreement provides for automatic one-year extensions until such date as the Board of Directors or Mr. Ericson elects not to renew the agreement.

The Employment Agreement provides for an initial base salary of $1,071,000 effective January 1, 2025, which our Board of Directors determined was appropriate based upon market and peer compensation information after considering the overall competitive market data from the Compensation Survey, including the base salaries paid to other FHLB presidents. The HR&C Committee reviews Mr. Ericson's performance annually and in its discretion may recommend an increase in salary to the Board of Directors for approval. Mr. Ericson's 2025 base salary is below the 75th percentile of the base salaries paid to other FHLB presidents.

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

For a description of Mr. Ericson’s post-termination compensation payable under the Employment Agreement, see Severance Arrangements on page 96.

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

The Board of Directors determines base salary for the President and CEO after it has received a recommendation from the HR&C Committee; it set Mr. Ericson’s base salary for 2025 as described above.

On an annual basis, the President and CEO reviews the performance of the other NEOs and makes salary recommendations to the HR&C Committee. In setting base salaries for 2025, Mr. Ericson and the HR&C Committee generally considered competitive market data from the Compensation Survey and individual performance, including the attainment of personal goals. The HR&C Committee and Mr. Ericson determined that the compensation guideline for base salaries for NEOs (other than the President and CEO) should generally target the 75th percentile of the base salaries paid to senior executives serving in similar positions at the other FHLBs. Due to the complex nature and operations and geographic market of the Bank relative to the other FHLBs and the importance of retaining key members of the executive management team, and the tenure of our NEOs, salaries for certain NEOs may be targeted above the 75th percentile. For those NEOs with base salaries below the 75th percentile, the HR&C Committee and Mr. Ericson plan to make adjustments over time to align their salaries with the 75th percentile.

Ms. Gjonzeneli received a 5.00% increase in base salary for 2025 from $455,000 to $477,750, which brings her base salary slightly below the 50th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs. Ms. Jaw received a 9.09% increase in base salary for 2025 from $385,000 to $420,000 which brings her base salary between the 50th and 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs. Ms. Jonson received a 2.39% increase in base salary for 2025 from $501,800 to $513,800, which maintains her base salary near the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs. Mr. Nicita’s base salary for 2025 remained unchanged at $479,500, which maintains his base salary near the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs. In anticipation of his retirement from the Bank, Mr. Nicita stepped down from his executive officer position in July 2025 and remained in a senior advisory role until he retired from the Bank on March 1, 2026. Ms. Turnquest received a 3.0% increase in base salary for 2025 from $491,000 to $506,000, which maintains her base salary above the 75th percentile of base salaries paid to senior executives serving in similar positions at the other FHLBs and reflects her tenure, experience, and individual performance. The new base salaries for these NEOs became effective February 1, 2025.

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

The Incentive Plan establishes two performance periods. Incentive Plan participants may earn an annual award following a one-year performance period (an Annual Award) and may receive a deferred award following a three-year deferral period (a Deferred Award). For each performance period, the Board will present an opportunity to Incentive Plan participants to earn a total award (an Incentive Award), which is composed of the Annual Award and the Deferred Award, equal to a percentage of each Incentive Plan participant’s annual base salary at the end of the performance period for the Annual Award. After the end of a performance period, the Board will determine the total Incentive Award of the President and CEO, and the HR&C Committee will determine the total Incentive Award of each other Incentive Plan participant, based on the achievement of the Performance Requirements at a "minimum", "target", or "maximum" level. As approved by the Board (for the President and CEO) and HR&C Committee (for the other NEOs) for the 2025 - 2028 performance period, the Incentive Award may range from 40% to 80% of base salary for NEOs other than the President and CEO and from 60% to 100% of base salary for the President and CEO. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results. The Annual Award will be equal to 50% of the Incentive Award and the Deferred Award will be equal to 50% of the Incentive Award (subject to adjustment based upon achievement of certain Performance Requirements) and will be deferred during the three-year deferral period. The HR&C Committee (or the Board in the case of the President and CEO) may, to the extent it deems appropriate in its sole discretion make awards or adjust awards, including making no awards, to reflect: (1) any extraordinary event, (2) individual performance that is not captured in the Performance Requirements, or (3) other significant changes which may have occurred during the performance period which alter the basis upon which the Performance Requirements were determined, or otherwise.

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

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The Performance Requirements for the 2025 Annual Awards and applicable weighting for each requirement are as follows:

	Performance Requirements	Weighting for NEOs other than CRO	Weighting for Chief Risk Officer (CRO)
A	Adjusted annual GAAP net income as compared to the Bank’s operating plan at 12/31/2025. Adjusted net income means annual GAAP net income adjusted by (1) subtracting the product of (a) difference of the monthly average three-month SOFR from the Bank’s plan average and (b) the average plan total capital (2) unusual events or significant uses of current income for members outside of the plan.	10.00%	7.50%
B	As of 12/31/2025, the year-to-date average advances outstanding to all members and housing associates.	10.00%	7.50%
C	As of 12/31/2025, the year-to-date average advances outstanding to all members and housing associates with total assets under the Community Financial Institution (CFI) asset threshold.	5.00%	5.00%
D	The percentage of MPF Loans acquired that were made to low-and very low-income borrowers or made in low-income areas (i.e., housing goals loans).	10.00%	10.00%
E	As of 12/31/2025, the percentage of members and associate members who engaged with at least one of the Bank's mission product offerings, including Downpayment Plus, Affordable Housing Program, Community Advances/letters of credit, special purpose credit programs, or other voluntary products, including products newly created in 2025. Engagement does not include activity that is withdrawn/cancelled, expired or ineligible.	10.00%	10.00%
F	Total points accumulated from progress against specified impact metrics based on products used in 2025. Impact metrics include housing units created/supported; jobs created/preserved; organizations supported. Eligible activities include: Down Payment Plus disbursements, Affordable Housing Program awarded projects, settled Community Advances & letters of credit, or funded/settled/executed/awarded activity for any special purpose credit programs or other voluntary products offered.	10.00%	10.00%
G	Total Bank core expenditures (capping actual incentive payments at target) vs. plan level. Core expenditures are combined Bank capital and operating expenses, reduced by software amortization/depreciation.	5.00%	5.00%
H	Completion in 2025 of deliverables for Bank’s operations and technology roadmap projects. There are 15 deliverables and each completed deliverable is valued at one point.	20.00%	25.00%
I	Completion of each of three sections of the Bank’s skill development journey.	10.00%	10.00%
J	During 2025, the average number of volunteer hours from active employees. Includes volunteer hours from both self-planned and Bank-sponsored volunteer events.	5.00%	5.00%
K	During 2025, the percentage of active employees that participated in a self-planned or Bank-sponsored volunteer events.	5.00%	5.00%

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The minimum, target and maximum achievement levels for each Performance Requirement for the 2025 Annual Awards (which awards are reflected in the Summary Compensation Table) along with 2025 results and the actual weighted achievement (as a percentage of base salary) are set forth in the following table:

					Actual Weighted Incentive Award as % of Salary for
Requirement	Minimum	Target	Maximum	2025 Results	President [a]	Chief Risk Officer [b]	All Other NEOs [b]
A	$-50.9 million	$0 million	$25.5 million	$69 million	10.00%	6.00%	8.00%
B	$58.4 billion	$62.1 billion	$65.1 billion	$72.6 billion	10.00%	6.00%	8.00%
C	$8.5 billion	$9.4 billion	$9.8 billion	$10.2 billion	5.00%	4.00%	4.00%
D	-5%	0%	3%	11.9%	10.00%	8.00%	8.00%
E	42% of members and associate members	44% of members and associate members	47% of members and associate members	45.4% of members and associate members	8.93%	6.93%	6.93%
F	2 points	4 points	5 points	5.8 points	10.00%	8.00%	8.00%
G	3.00%	0.00%	-2.00%	-1.63%	4.90%	3.90%	3.90%
H	8 points	11 points	13 points	9 points	13.33%	11.67%	9.33%
I	1 section	2 sections	3 sections	2 sections	8.00%	6.00%	6.00%
J	18 hours per employee	20 hours per employee	22 hours per employee	24.7 hours per employee	5.00%	4.00%	4.00%
K	65% of employees	75% of employees	85% of employees	87.7% of employees	5.00%	4.00%	4.00%
Total Actual Incentive Award as a % of Salary [c]					90.17% [d]	68.50% [d]	70.17% [d]
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
c    50% of the Incentive Award achieved is the Annual Award, which is payable at the end of 2025, and 50% of the Incentive Award is the Deferred Award, which is payable at the end of the 2026-2028 deferral period.
d    Board and HR&C began with an award opportunities specified above for Mr. Ericson and the other NEOs, respectively. To promote improved operations after certain system incidents, the Board and HR&C, as applicable, adjusted the Incentive Award for each NEO, resulting in actual incentive awards as a percentage of salary of: 87.34% for Mr. Ericson, 77.80% for Ms. Gjonzeneli, 67.34% for Ms. Jaw, 65.67% for Ms. Johnson, 70.30% for Ms. Turnquest, and 41.71% for Mr. Nicita (which percentage also reflects the change in his role with the Bank during 2025).

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Performance Requirements for Deferred Awards

2023-2025 Deferred Award (Earned for 2025)

The performance results and weighted achievement for the 2023-2025 Deferred Award (as a percentage of the initial deferred portion of the Incentive Award achieved for the 2022-2025 performance period) are set forth in the following table. This Deferred Award was earned in 2025 and is reflected in the Summary Compensation Table.

2023-2025 Performance Requirement Results	Actual Weighted Deferred Award as % of Deferred Award [a]
Ratio of the market value of equity to par value of the Bank’s capital stock as of 12/31/25 is 268%.	41.67%
Maintained the three minimum regulatory capital ratios at each month end through 12/31/25.	41.67%
Maintained positive quarterly net income during 2023, 2024, and 2025.	41.66%
Deferred Award as a % of the Initial Deferred Portion of the Incentive Award Achieved for the 2022-2025 Performance Period [b]	125.00%
a    The percentages shown above represent the actual achievement, which equates to an opportunity percentage ranging from 75% to 125% of the initial deferred portion of the Incentive Award achieved for the 2023-2025 performance period (which includes interpolated amounts where performance fell between the achievement levels), multiplied by the applicable weighting for each requirement. All conditions for payment of the 2023-2025 Deferred Award were satisfied and the maximum levels were achieved for each Performance Requirement.
b    The 2023-2025 Deferred Award is part of the Incentive Award achieved for the 2022-2025 performance period. 50% of the Incentive Award achieved is the Annual Award, which was earned in 2022, 50% of the Incentive Award achieved is the Deferred Award, which is payable following the end of 2025, and reflected in the Summary Compensation Table.

2026-2028 Deferred Award (Part of 2025 Incentive Award)

The minimum, target, and maximum achievement levels for each Performance Requirement for the Deferred Award for the 2026-2028 deferral period, along with the applicable weightings for each requirement, are set forth in the following table:

	Performance Requirements	Weighting for all NEOs [a]	Minimum	Target	Maximum
A	Ratio of the market value of equity to outstanding capital stock as of 12/31/28.	33.34%	>100%	>105%	>150%
B	Maintain the quarterly minimum capital ratios through 12/31/2028.	33.33%	In 10 of 12 quarters	In 11 of 12 quarters	In all 12 quarters
C	Maintain positive quarterly net income during 2026, 2027, and 2028.	33.33%	In 10 of 12 quarters	In 11 of 12 quarters	In all 12 quarters
a    If the composite Safety and Soundness exam rating remains the same as the level at 12/31/24 or improves during 2026, 2027, or 2028, the Deferred Award paid will be at 100% of applicable weighting for each Performance Requirement above. If the composite Safety and Soundness exam rating declines during any of 2026, 2027, or 2028 from the level at 12/31/24 then the calculation based on actual achievement of the Performance Requirements for the Deferred Awards will be reduced by 33% in the weightings of each Performance Requirement above.

The HR&C Committee may, in its discretion, reduce or eliminate an Annual Award or a Deferred Award for any applicable performance period under any of the following circumstances: (1) the Bank receives the lowest or second-lowest cumulative rating in its FHFA examination in any calendar year in a particular performance period; (2) the Board determines that a material safety and soundness problem has occurred, or a material risk management deficiency exists at the Bank, or if (a) operational errors or omissions result in material revisions to the Bank’s financial results, information submitted to the FHFA, or to data used to determine Incentive Awards, (b) submission of material information to the Securities and Exchange Commission, the Office of Finance, or the FHFA is materially beyond any deadline or applicable grace period, or (c) the Bank fails to make sufficient progress, as determined by the Board, in the timely remediation of significant examination, monitoring, or other supervisory findings; (3) a Deferred Award may be reduced for each year during the deferral period in which the Bank has negative net income; or (4) with respect to an individual Incentive Plan participant only, (a) such Incentive Plan participant's job performance was not satisfactory with respect to their established personal goals or the Bank’s core competencies either during a performance period or at the scheduled time of an Incentive Award payment, (b) such Incentive Plan participant becomes subject

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

to any disciplinary action at the scheduled time of an Incentive Award payout, or (c) such Incentive Plan participant fails to comply with regulatory requirements or standards, internal control standards, the standards of his or her profession, any internal Bank standard, or fails to perform responsibilities assigned to such Incentive Plan participant under the Bank’s strategic business plan. The amount of the Deferred Award may increase or decrease based on the level of achievement of the Performance Requirements during the deferral period. For the 2022 - 2025 performance period, the amount of the Deferred Award (earned in 2025) as approved by the Board for each participant can range from 75% to 125% of the initial deferred portion of the Incentive Award as determined at the end of the initial performance period. For the 2025 - 2028 performance period, the amount of the Deferred Award (awarded in 2025) as approved by the Board for each participant will be determined by multiplying the initial deferred portion of the 2025 Incentive Award by 60% (minimum), 80% (target), or 100% (maximum) of a market rate of return. The market rate of return consists of (a) 50% weighting of the 20-year moving average S&P 500 Total Return Index, and (2) 50% weighing of the yearly average FHLB CO Bond Rate (5Y Indicative), both compounded over three years. The HR&C Committee has the discretion to award amounts that fall between these ranges based on an interpolation of the performance results.

Incentive Plan participants are paid their respective Incentive Awards, if any, in cash following the initial and deferred performance periods, provided that they are actively employed by the Bank at the end of the performance period. If a participant dies, becomes disabled, retires, terminates employment for good reason or a change of control occurs, the participant is eligible to receive, unless (s)he participates in any activity constituting cause, (a) a pro-rated incentive award for the current performance period based on how long (s)he was employed with the Bank during the year (excluding any period of disability in excess of three months), and (b) all Deferred Awards previously granted. If a participant terminates employment other than as set forth in the immediately preceding sentence, (s)he shall receive all Deferred Awards previously granted, subject to the terms of the plan. Incentive Plan participants may elect to defer some or all of an Incentive Award under our Benefit Equalization Plan. For a description of the terms of the Benefit Equalization Plan see Benefit Equalization Plan (BEP) on page 98.

See President and Executive Team Incentive Compensation Plan on page 92 for the awards made to the NEOs under this plan.

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

The Employment Agreement specified that the HR&C Committee may in its discretion reduce or eliminate any incentive compensation amounts in item (3) above for certain circumstances as more fully set forth in the Incentive Plan, and as summarized in Performance Requirements for Deferred Awards on page 95.

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

For a further description of potential payments to our NEOs upon termination of employment, see Potential Payments Upon Termination Table on page 104.

Pension Plan Benefits

The HR&C Committee believes that retirement plan benefits and retiree health and life insurance are an important part of our NEO compensation program which provides a competitive benefits package. The Pentegra Defined Benefit Plan for Financial Institutions (Pension Plan) and related Benefit Equalization Plan (BEP) benefits serve a critically important role in the retention of our senior executives (including our NEOs), as benefits under these plans increase for each year that these executives remain employed by us and thus encourage our most senior executives to remain employed by us. We provide additional retirement and savings benefits under the BEP because we believe that it is inequitable to limit retirement benefits and the matching portion of the retirement savings plan on the basis of a limit that is established by the IRS for purposes of federal tax policy.

We participate in the Pension Plan, a multiple employer, tax-qualified, noncontributory defined-benefit pension plan that covers most employees, including the NEOs. Benefits under this Pension Plan are based upon the employee's years of service and the employee's consecutive five-year average highest earnings, and are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, are defined to include salary and bonuses under the applicable short-term incentive plan. The amount of annual earnings that may be considered in calculating benefits under the Pension Plan is limited by law. For 2025, the limitation on annual earnings was $350,000. In addition, benefits provided under tax-qualified plans may not exceed an annual benefit limit of $280,000 in 2025.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The formula for determining the normal retirement annual benefit for employees depends on an employees date of hire. For employees hired prior to January 1, 2010, the formula is 2.25%, multiplied by the number of years of the employee's credited service, multiplied by the employee's consecutive five-year average highest earnings. For employees hired prior to 2010 (which includes all NEOs), an employee's retirement benefit vests 20% per year beginning after an employee has completed two years of employment, but is completely vested at age 65 regardless of completed years of employment. Normal retirement age is 65, but a reduced benefit may be elected in connection with early retirement beginning at age 45. All of the NEOs, except Ms. Gjonzeneli and Ms. Jaw, are currently eligible for the early retirement benefit. We also provide health care and life insurance benefits for retired employees of which they pay 50% of the total Bank premium for each benefit.

Savings Plan Benefits

The Federal Home Loan Bank of Chicago 401(k) Plan (the Savings Plan) is a tax-qualified, defined contribution savings plan that we established effective January 15, 2020. Prior to January 15, 2020, our eligible employees had the opportunity to participate in the Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC Plan), a tax-qualified multiemployer defined contribution savings plan. For our active and eligible employees, the Savings Plan replaced the Pentegra DC Plan on and after January 15, 2020. Under the Savings Plan, employees, including our NEOs, may contribute up to 50% of regular earnings on a before-tax basis to a 401(k) account or on an after-tax basis to a Roth Elective Deferral Account or a regular account. There is no minimum service requirement for full-time employees to receive matching contributions from the Bank under the Savings Plan. For 2025, our matching contribution was limited to $21,000 for each employee.

The Bank's matching contributions to the Savings Plan vest incrementally based on years of employment, with 100% vesting after six years of employment. Pursuant to IRS rules, and effective for 2025, the Savings Plan limits the annual additions that can be made to a participating employee's account to $70,000 per year. Annual additions include our matching contributions and employee contributions. Of those annual additions, the current maximum before-tax contribution by an employee to a 401(k) account is $23,500 per year. In addition, no more than $350,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. Participants aged 50 to 59 and those aged 64 and older are eligible to make catch-up contributions of up to $7,500 per year. Participants aged 60 to 63 are eligible to make catch-up contributions of up to $11,250 per year. Generally, Savings Plan distributions can only be made at termination of employment. However, an employee may take a withdrawal of employee and employer plan contributions while employed, but an excise tax of 10% is generally imposed on the taxable portion of withdrawals occurring prior to an employee reaching age 59 1/2. Employees may also take one loan each year from the vested portion of the Regular, Roth Elective Deferral and 401(k) Savings Plan accounts. Loan amounts may be between $1,000 and $50,000. No more than 50% of the available balance can be borrowed at any time.

Benefit Equalization Plan (BEP)

We also provide supplemental retirement and savings plan benefits under our BEP, a nonqualified unfunded plan that preserves the level of benefits which were intended to be provided under our Pension Plan and Savings Plan in light of legislation limiting benefits under these tax qualified plans. The BEP was established in 1994. On December 19, 2008, our Board of Directors approved a new plan, the Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, that replaces the former plan. The new plan includes updated provisions related to compliance with Section 409A of the Internal Revenue Code of 1986, as amended, but the basic benefits under the plan remain unchanged.

Our BEP provides that if an executive officer dies, retires, or terminates employment due to disability when any short-term incentive compensation that was previously earned but deferred in accordance with the deferral provisions of any of the Bank’s incentive compensation plans, we will recalculate the officer’s pension benefits in order to adjust for the fact that such short-term incentive compensation would not otherwise be included in the officer’s base compensation for purposes of calculating pension benefits at the time the executive officer dies, retires, or terminates employment due to disability. We will recalculate the officer’s pension benefit as if such deferred amounts had been included in the executive officer’s base compensation and the difference between that calculation and the amount to which the retired, deceased or disabled officer is entitled to under the BEP as a result of such calculation will be paid in a lump sum.

The Pension Plan benefit under the BEP is an amount equal to the difference between the Pension Plan formula without considering legislative limitations, and the benefits which may be provided under the Pension Plan considering such limitations. Generally, participants may elect when Pension Plan benefits under the BEP are paid, but not earlier than termination of employment or later than age 70 1/2. Generally, participants may elect to receive a benefit in the form of a single lump sum, a 50% joint and survivor annuity, a 100% joint and survivor annuity with a ten-year certain benefit or a life annuity with a ten-year certain benefit. As noted above, the BEP maintained by the Bank is unfunded; however, the Bank owns investments held in a rabbi trust to help satisfy future benefit obligations of the Pension Plan benefit under the BEP.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The BEP also allows employees to make additional salary reduction contributions up to the maximum percentages allowed under the Savings Plan and to receive matching contributions up to the maximum percentages under the Savings Plan, in each case without giving effect to laws limiting annual additions. Salary reduction contributions and earnings under the BEP are treated as deferred income. Effective January 1, 2014, Savings Plan related contributions and earnings in the BEP earn interest at the 20 quarter (five year) moving average of the five year Federal Home Loan Bank consolidated obligation bond rate. Generally, a participant's Savings Plan benefit under the BEP is payable in lump sum as soon as reasonably practicable after his or her termination of employment with the Bank. While employed at the Bank, a participant may, in the event of an unforeseeable emergency, request withdrawal from his or her Savings Plan account, and such request shall be made in a time and manner determined by the HR&C Committee.

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

The HR&C Committee has reviewed and discussed with our management the Compensation Discussion & Analysis included in this Item 11. Executive Compensation. In reliance on such review and discussions, the HR&C Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The HR&C Committee:

Joseph Fazio III, Chairperson
Kenneth D. Thompson, Vice Chairperson
Betsy A. Johnson
Phyllis Lockett
Mary R. Wright
Michelle L. Gross (ex officio)

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Compensation Tables

Summary Compensation Table

The following table sets forth summary compensation information for our NEOs for 2025.

Summary Compensation Table

	Year	Salary	Non-Equity Incentive Plan Compensation		Change in Pension Value [b]	All Other Compensation [c]	Total
			Annual Award	Deferred Award [a]
Michael A. Ericson	2025	$1,071,000	$467,690	$531,250	$1,301,000	$35,746	$3,406,686
President and Chief Executive Officer	2024	1,020,000	510,000	510,000	630,000	35,797	2,705,797
	2023	975,000	487,500	272,960	1,126,000	34,302	2,895,762

Virxhini Gjonzeneli	2025	$475,854	$185,851	$188,044	$275,000	$26,000	$1,150,750
Executive Vice President and Chief Financial Officer	2024	453,333	196,603	158,909	—	25,700	834,545
	2023	435,000	165,300	146,859	281,000	19,800	1,047,959

Carolyn Jaw [d]	2025	$417,084	$141,408	$213,911	$249,000	$26,273	$1,047,676
Executive Vice President and Group Head, Sales, Strategy and Solutions [f]

Michelle Jonson	2025	$512,800	$168,708	$199,666	$360,000	$26,000	$1,267,174
Executive Vice President and Chief Risk and Compliance Officer [f]	2024	500,217	190,634	201,904	—	25,633	918,388
	2023	480,892	181,050	199,636	428,000	19,800	1,309,378

Samuel J. Nicita [e]	2025	$479,500	$100,000	$202,196	$439,000	$22,000	$1,242,696
Former Executive Vice President and Chief Information Officer	2024	477,959	162,844	212,009	284,000	21,700	1,158,512

Laura M. Turnquest	2025	$504,750	$177,863	$202,840	$481,000	$31,177	$1,397,630
Executive Vice President, General Counsel and Corporate Secretary [f]	2024	489,808	197,681	198,447	75,000	20,700	981,636
	2023	474,820	191,146	197,021	494,000	19,800	1,376,787

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

a    All amounts earned for all NEOs reflect the Deferred Award under the Incentive Plan.
b    The amount reported in this column for 2025 represents the aggregate change in the actuarial present value of the NEO's accumulated benefit under the Pension Plan and BEP from December 31, 2024 to December 31, 2025. The change in value resulted primarily from adding another year of credited service based on higher NEO consecutive five-year average earnings.
c    For Ms. Gjonzeneli, Ms. Jonson and Mr. Nicita for 2025, amounts reported for all other compensation include Bank contributions to employee 401(k) and BEP plans (which was $21,000 for each individual), as well as a matching charitable contribution generally available to all employees. For Ms. Jaw for 2025, amounts reported for all other compensation include Bank contributions to employee 401(k) and BEP plans ($20,204), a matching charitable contribution generally available to all employees and a Bank anniversary award. For Ms. Turnquest for 2025, amounts reported for all other compensation include Bank contributions to employee 401(k) and BEP plans ($21,000), life and long-term disability insurance premiums paid by the Bank, incidental free time activities in connection with a Bank meeting, and a Bank anniversary award. For Mr. Ericson in 2025, amounts reported for all other compensation include: Bank contributions to employee 401(k) and BEP plans ($21,000); life and long-term disability insurance premiums paid by the Bank; reimbursement for office parking; and an airline club fee.
d    Ms. Jaw is a new NEO for the Bank.
e    Mr. Nicita became an NEO for the Bank for 2024. In July 2025, he stepped down as Executive Vice President and Chief Information Officer in anticipation of his retirement, which occurred on March 1, 2026.
f    Effective March 9, 2026, Ms. Jaw’s new title is Executive Vice President, Chief Business Officer, and Group Head, Member and Community Solutions, Ms. Turnquest’s new title is Chief Legal Officer, General Counsel & Corporate Secretary, and as further discussed in Item 9B. Other Information on page 76, Michelle Jonson transitioned from her role as Chief Risk and Compliance Officer into a new role leading a cross-functional team focused on core banking initiatives that support member experience and operational innovation at the Bank.

Narrative to Summary Compensation Table

President and Executive Team Incentive Compensation Plan

Annual Awards for 2025 to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan on page 92.

Name	Base Salary	Actual Annual Award as a % of Salary [a]	Actual Annual Award
Michael A. Ericson	$1,071,000	43.67%	$467,690
Virxhini Gjonzeneli	477,750	38.90%	185,851
Carolyn Jaw	420,000	33.67%	141,408
Michelle Jonson	513,800	32.84%	168,708
Samuel J. Nicita	479,500	20.86%	100,000
Laura M. Turnquest	506,000	35.15%	177,863
a    50% of the Incentive Award achieved as a percentage of base salary is the Annual Award for 2025.

Deferred Awards for the 2023-2025 performance period to the NEOs under the Incentive Plan are set forth below. For a description of how these awards were calculated see President and Executive Team Incentive Compensation Plan on page 92.

Name	Deferred Award [a]	Actual Award Percentage [b]	Actual Deferred Award
Michael A. Ericson	$425,000	125%	$531,250
Virxhini Gjonzeneli	150,436	125%	188,044
Carolyn Jaw	171,129	125%	213,911
Michelle Jonson	159,733	125%	199,666
Samuel J. Nicita	161,756	125%	202,195
Laura M. Turnquest	162,272	125%	202,840
a    Represents the initial deferred portion of the Incentive Award achieved for the 2023-2025 performance period.
b    Represents the earned percentage of the initial deferred portion of the Incentive Award achieved for the 2022-2025 performance period.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Grants of Plan-Based Awards

The following table describes the potential NEO awards under the Incentive Plan for the performance period covering January 1, 2025, through December 31, 2028. See President and Executive Team Incentive Compensation Plan starting on page 92 for a description of the performance criteria under this plan.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards
Name	Incentive Plan	Minimum	Target	Maximum
Michael A. Ericson	Annual [a]	$321,300	$428,400	$535,500
	Deferred [b]	545,392	571,292	597,193
Virxhini Gjonzeneli	Annual [a]	95,550	143,325	191,100
	Deferred [b]	216,729	227,021	237,314
Carolyn Jaw	Annual [a]	84,000	126,000	168,000
	Deferred [b]	164,901	172,732	180,564
Michelle Jonson	Annual [a]	102,760	154,140	205,520
	Deferred [b]	196,737	206,080	215,423
Samuel J. Nicita	Annual [a]	95,900	143,850	191,800
	Deferred [b]	116,614	122,152	127,690
Laura M. Turnquest	Annual [a]	101,200	151,800	202,400
	Deferred [b]	207,413	217,263	227,113
a    Annual Award under the Incentive Plan. The amounts shown are based on the potential awards for each NEO for 2025. Annual awards granted in 2025 were earned in the same year; for such amounts actually earned, please see the Summary Compensation Table.
b    Deferred Award under the Incentive Plan. The minimum, target, and maximum amounts shown reflect the actual Deferred Awards granted for 2026-2028 based on actual performance for 2025. Deferred Awards granted for 2026-2028 will be determined by multiplying the initial deferred portion of the 2025 Incentive Award by 60% (minimum), 80% (target), or 100% (maximum) of a market rate of return. The market rate of return consists of (a) 50% weighting of the 20-year moving average S&P 500 Total Return Index, and (2) 50% weighing of the yearly average FHLB CO Bond Rate (5Y Indicative), both compounded over three years. The amounts shown reflect the actual Deferred Awards granted for 2026-2028 based on actual performance for 2025, multiplied by 60%, 80%, or 100% (as applicable) of the market rate of return consisting of (a) 50% weighting of the 20-year moving average S&P 500 Total Return Index, and (2) 50% weighing of the yearly average FHLB CO Bond Rate (5Y Indicative), both compounded over three years ended 2025. The Deferred Awards remain subject to adjustment based upon achievement of certain Performance Requirements during the 2026-2028 deferral period and may be reduced to zero if actual achievement is below the minimum achievement level for those Performance Requirements.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

Retirement and Other Post-Employment Compensation Table and Narrative

Name	Plan Name	Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Michael A. Ericson	Pension	20.42	$1,034,000	$—
	BEP	20.42	5,228,000	—
Virxhini Gjonzeneli	Pension	21.92	667,000	—
	BEP	21.92	956,000	—
Carolyn Jaw	Pension	18.92	541,000	—
	BEP	18.92	753,000	—
Michelle Jonson	Pension	22.75	1,088,000	—
	BEP	22.75	1,939,000	—
Samuel J. Nicita [a]	Pension	17.17	1,548,000	—
	BEP	17.17	2,436,000	—
Laura M. Turnquest	Pension	20.75	1,586,000	—
	BEP	20.75	2,666,000	—
a    Mr. Nicita retired effective March 1, 2026 and is entitled to his benefits under the Pension Plan and the Pension Plan component of the BEP.

Our NEOs are entitled to receive retirement benefits through the Pension Plan and the BEP. See Post-Termination Compensation on page 96. The present value of the current accumulated benefit, with respect to each NEO under both the Pension Plan and the BEP, described in the table above is based on certain assumptions described below.

The participant's accumulated benefit is calculated as of December 31, 2025 and 2024. Under the Pension Plan, which is a qualified pension plan, the participant's accumulated benefit amount as of these calculation dates is based on the plan formula, ignoring future service periods and future salary increases during the pre-retirement period. The present value is calculated using the accumulated benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date. As of December 31, 2024, 55% of the Pension Plan benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with mortality improvement scale MP-2021) and 45% of the Pension Plan benefit is valued using the IRS Applicable mortality table for lump sums projected to 2024. As of December 31, 2025, 55% of the Pension Plan benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with IRS 2024 adjusted mortality improvement scale MP-2021) and 45% of the Pension Plan benefit is valued using the IRS Applicable mortality table for lump sums projected to 2025. The interest rates used are 5.54% as of December 31, 2024 and 5.61% as of December 31, 2025.

The present value amount discounted back to reporting period does not factor in the mortality table. The difference between the present value of the December 31, 2025 accumulated benefit and the present value of the December 31, 2024 accumulated benefit is the change in pension value for the qualified plan presented in the Summary Compensation Table.

Benefits provided under the qualified plan are limited under the Employee Retirement Income Security Act (ERISA). As a result, the BEP, which is a nonqualified plan, is designed to provide benefits above the amount allowed under ERISA. The benefits provided under the BEP are initially calculated on a gross basis to include benefits provided by the qualified plan. The benefits under the qualified plan are then deducted from the initially calculated gross amount to arrive at the amount of benefits provided by the BEP. The participant's accumulated benefit amounts as of these calculation dates are based on plan formula, ignoring future service periods and future salary increases. The present value is calculated by multiplying the benefits accumulated at each date by a present value factor based on an assumed age 65 retirement date. As of December 31, 2024, the BEP benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with IRS 2024 adjusted mortality improvement scale MP-2021). As of December 31, 2025, the BEP benefit is valued using the PRI-2012 mortality table for white collar worker annuitants (with IRS 2024 adjusted mortality improvement scale MP-2021). The interest rates used are 5.31% as of December 31, 2024 (participants who elected a lump sum as their form of benefit from the BEP have their lump sum amounts at age 65 valued at 5.54%, then discounted back to current age at 5.31%) and 5.03% as of December 31, 2025 (participants who elected a lump sum as their form of benefit from the BEP have their lump sum amounts at age 65 valued at 5.61%, then discounted back to current age at 5.03%).

The difference between the present value of the December 31, 2025 accumulated benefit and the present value of the December 31, 2024 accumulated benefit is the change in pension value for the nonqualified plan presented in the Summary Compensation Table.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The difference in the interest rates used for the assumptions under the Pension Plan and the BEP is due to the Pension Plan being a multi-employer plan and the experience/assumptions under that plan versus our BEP being a single employer plan.

Nonqualified Deferred Compensation Table

Name	Plan Name [a]	Executive Contributions in Last FY [b]	Registrant Contributions in Last FY [c]	Aggregate Earnings in Last FY [d]	Aggregate Withdrawals/ Distributions	Aggregate Balance of All Plans at Last FYE [e]
Michael A. Ericson	BEP	$43,970	$—	$8,925	$—	$353,072
Virxhini Gjonzeneli	BEP	9,810	212	4,229	—	161,169
Carolyn Jaw	BEP	—	—	3,520	—	126,959
Michelle Jonson	BEP	—	—	12,791	—	461,373
Samuel J. Nicita [f]	BEP	—	—	382	—	13,765
Laura M. Turnquest	BEP	—	—	279	—	10,062
a    The table above includes salary reduction contributions by our NEOs, and matching contributions by the Bank under the Savings Plan benefit under the Benefit Equalization Plan (BEP). For a description of the BEP, see Benefit Equalization Plan (BEP) on page 98.
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
d    Not included in 2025 compensation as rate paid was not above a market rate.
e    The aggregate balance at December 31, 2025, as reported above, includes amounts that are either currently reported or were previously reported as compensation in the Summary Compensation Table for 2025 and prior years for the NEOs to the extent they were NEOs in such years, except the aggregate earnings on deferred compensation to the extent such compensation was not above market rate.
f    Mr. Nicita retired effective March 1, 2026 and is entitled to his benefits under the Savings Plan component of the BEP.

Potential Payments Upon Termination Table

Name	Severance	President and Executive Team Incentive Plan	Health Care	Total
Michael A. Ericson	$1,071,000	$2,680,707	$40,878	$3,792,585
Virxhini Gjonzeneli	808,500	1,006,372	13,748	1,828,620
Carolyn Jaw	516,923	865,081	36,336	1,418,340
Michelle Jonson	750,939	988,366	26,048	1,765,353
Samuel J. Nicita	627,039	798,444	38,347	1,463,830
Laura M. Turnquest	817,385	1,030,583	40,878	1,888,846

The table above and the narrative below outline payments that our NEOs would be entitled to receive in connection with their termination of employment as of December 31, 2025 under certain conditions. Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the potential termination events discussed, the actual amounts paid or distributed may be different.

For Mr. Ericson, the table above outlines termination under the following conditions in accordance with his Employment Agreement: by reason of death or disability, or by the Bank other than for Cause, or by resignation for good reason, or by non-renewal of the Employment Agreement by the Bank (each as defined in the Employment Agreement). For purposes of calculating the benefits outlined in the table above, we have also assumed that Mr. Ericson would continue to receive Bank-subsidized health care coverage. For Mr. Ericson, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the earned 2025 Annual Award and the Deferred Awards for the following performance periods: 2023-2025 (as earned); 2024-2026 (assuming target performance); 2025-2027 (assuming target performance, and calculated described in the Grants of Plan-Based Awards table above); and 2026-2028 (assuming target performance, and calculated described in the Grants of Plan-Based Awards table above).

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

For the other NEOs, the table above outlines termination under the following conditions in accordance with the Employee Severance Plan: without cause or as a result of constructive discharge (each as defined in the Employee Severance Plan). In addition, we assumed that their severance payments do not exceed the limits set forth in the Employee Severance Plan and that they continue to receive Bank-subsidized health care coverage if the NEO was enrolled in the Bank’s health care benefit plan during 2025. For the other NEOs, the amounts reflected in the “President and Executive Team Incentive Plan” column in the table above include the following awards under the Incentive Plan: the 2025 Annual Award (as earned) and the Deferred Awards for the following performance periods: 2023-2025 (as earned); 2024-2026 (assuming target performance); 2025-2027 (assuming target performance, and calculated described in the Grants of Plan-Based Awards table above); and 2026-2028 (assuming target performance, and calculated described in the Grants of Plan-Based Awards table above).

Additionally, under the Incentive Plan, assuming termination at December 31, 2025, the same awards as set forth under the “President and Executive Team Incentive Plan” column in the table above would be available to the NEOs (excluding Mr. Ericson, whose Employment Agreement outlines all possible termination scenarios) in the event they terminate employment for any reason, including as set forth in the immediately following sentence. Under the Incentive Plan, the 2025 Annual Award and the 2023-2025, 2024-2026, 2025-2027, and 2026-2028 Deferred Awards as reflected in the table above will also be available to these NEOs in the event they die, become disabled, retire, terminate employment for good reason, or a change of control occurs (as such terms are defined in the Incentive Plan) at December 31, 2025, assuming they did not participate in any activity constituting cause (as defined in the Incentive Plan).

In accordance with SEC rules, we include for Mr. Nicita disclosure of certain termination of employment scenarios as of December 31, 2025, but as previously disclosed, Mr. Nicita retired effective March 1, 2026. Upon retirement, Mr. Nicita is entitled to: the payments not yet received under the Incentive Plan (as estimated in the “President and Executive Team Incentive Plan” column in the table above using assumptions described), his benefits under the Pension Plan, the Savings Plan, and the BEP, and Bank-subsidized health care coverage.

For further details on payments due upon these circumstances to the NEOs, see Severance Arrangements on page 96.

In various termination scenarios, including the death, disability or retirement of the NEOs, our NEOs would be entitled to receive benefits generally available to other employees (although for Mr. Ericson the Employment Agreement as described on page 91 outlines all possible benefits he is entitled to receive). The narrative disclosure and tables above describe and quantify the compensation and benefits that are paid in addition to compensation and benefits generally available to other employees. Examples of compensation and benefits generally available to other employees, and thus not included above, are distributions under the Savings Plan, disability and life insurance benefits to the extent such employee has paid for such benefits, health and life insurance benefits, and amounts for accrued and unpaid salary and vacation.

For more information on the Pension Plan and the BEP, see Retirement and Other Post-Employment Compensation Table and Narrative on page 103 and the Nonqualified Deferred Compensation Table on page 104, as well as Pension Plan Benefits on page 97 and Benefit Equalization Plan (BEP) on page 98.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual total compensation of our employees and the annual total compensation of Mr. Ericson, our President and CEO in 2025.

For 2025, the median of the annual total compensation of all employees of the Bank (other than Mr. Ericson) (the Median Employee) was $194,955 and the annual total compensation of Mr. Ericson was $3,406,686. Annual total compensation for the Median Employee and Mr. Ericson is calculated in the same manner as the “Total” column in the Summary Compensation Table on page 100. Based on this information, for 2025, the ratio of the annual total compensation of Mr. Ericson to the Median Employee was 17 to 1.

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

Director Compensation

The goal of our policy governing compensation and travel reimbursement for our Board of Directors is to compensate members of the Board of Directors for work performed on our behalf and to make them whole for out-of-pocket travel expenses incurred while working for the Bank. The fees compensate Directors for their time preparing for and attending in-person and virtual meetings, attending Bank-sponsored member meetings and events, attending Community Investment Advisory Council meetings, attending FHLB System meetings, Board of Directors training, activities that provide information pertinent to the Bank or service on the Board of Directors that are learning opportunities and other activities related to service on the Board of Directors. Director compensation levels are established at the discretion of each FHLB's Board of Directors, provided that the fees are reasonable. In connection with setting director compensation, we engaged Aon, a compensation consultant, to conduct the July 2024 Board of Directors Compensation Review. The Aon report includes peer group analysis of director compensation at the FHLBs (principal peer group), publicly traded banks with between $10 billion and $20 billion in assets (primary commercial peer group), and publicly traded banks with between $20 billion and $65 billion in assets (reference comparison).

Our Board of Directors set compensation levels for 2025 as follows:

Position	Maximum Total Annual Compensation
Chairperson of the Board	$165,000
Vice Chairperson of the Board	142,000
Chairperson of the Audit Committee	137,000
Human Resources and Compensation Committee Chairperson	137,000
Risk Management Committee Chairperson	137,000
Other Committee Chairperson	130,000
All other Directors	123,000

Each director will be paid one quarter of their maximum annual compensation following the end of each quarter. In the event a director serves on the Board for only a portion of a calendar year, or only serves as Chairperson, Vice Chairperson, or Committee Chairperson for a portion of a calendar year, such director’s maximum annual compensation shall be adjusted accordingly on a pro-rata basis, based on the number of days served divided by the number of days in the year. If a director does not fulfill his or her responsibility by failing to meet certain performance and attendance criteria set forth in the policy, the director’s compensation may be reduced below the maximum amounts shown above. All directors are also entitled to participate in a non-qualified, unfunded, deferred compensation plan, under which each Bank director has the opportunity to defer all or a portion of the compensation paid under this policy. In addition to the maximum annual compensation, the Bank reimburses directors for necessary and reasonable travel and related expenses incurred in connection with the performance of their official duties in accordance with the Bank’s employee reimbursement policy. Moreover, each director may participate in the Bank’s matching gifts program available to all employees, under which the Bank will match, dollar-for-dollar, up to $5,000 per calendar year, donations to eligible tax-exempt organizations.

Federal Home Loan Bank of Chicago
(All dollar amounts within this Item 11. Executive Compensation are in whole dollars unless otherwise specified)

The Chairperson of the Board, the Vice Chairperson of the Board, and the Chairperson of the Human Resources & Compensation Committee reviewed director performance, as required by the 2025 Board of Directors Compensation Policy, and determined that directors serving during 2025 earned the compensation disclosed in the table below. The HR&C Committee was notified of the determination.

Name	2025 Total Fees Earned [a]	All Other Compensation [b]	Total
Joseph Fazio III - Chairperson	$165,000	$5,000	$170,000
Michelle L.Gross - Vice Chairperson	142,000	2,800	144,800
Dean A. Ahlers	123,000	5,000	128,000
Kathleen Burns	123,000	—	123,000
Mark J. Eppli	123,000	5,000	128,000
James H. Hegenbarth	123,000	5,000	128,000
Betsy Johnson	123,000	—	123,000
Phyllis Lockett	130,000	5,000	135,000
David Loundy [c]	79,661	—	79,661
Kevin Newell	123,000	—	123,000
Michael O'Rourke	123,000	5,000	128,000
John W. Pietrowicz [d]	128,859	—	128,859
Lois A. Scott	137,000	3,500	140,500
Ty R.Taylor	123,000	5,000	128,000
Kenneth Thompson	123,000	5,000	128,000
Daniel G. Watts	130,000	5,000	135,000
Maria E. Wynne	123,000	5,000	128,000
Andrea Zopp	123,000	5,000	128,000
a    Directors could elect to defer fees to a director's non-qualified, unfunded, deferred compensation plan. Earnings on this deferred compensation are not included above as the rate paid was not above a market rate. The following directors elected to defer their 2025 fees in the following amounts: Mr. Ahlers ($123,000); Ms. Johnson ($123,000); and Mr. Loundy ($21,107).
b    The Bank offers a matching charitable gifts program to all employees and directors whereby the Bank will match charitable donations to eligible nonprofit organizations up to $5,000 per year. The amounts in this column consists of these matching gifts.
c    Director Loundy resigned from the board, effective June 5, 2025 as previously disclosed.
d    Director Pietrowicz was elected as chairperson of the Risk Management Committee, effective July 31, 2025. Accordingly, his fees were increased pursuant to the terms of the 2025 Board of Directors Compensation Policy.

All directors serving on the Bank’s Board for 2026 are expected to receive compensation under the Bank’s 2026 Board of Directors Compensation Policy, which includes terms substantially similar to the 2025 Board of Directors Compensation Policy. The Board compensation policy for 2026 is attached as Exhibit 10.9 to this Form 10-K.

We are a cooperative and our capital stock may only be held by current and former member institutions, so we do not provide compensation to our directors in the form of stock or stock options. In addition, our directors do not participate in any of our incentive or pension plans.

FHLB director compensation is subject to FHFA regulations that permit an FHLB to pay its directors reasonable compensation and expenses, subject to the authority of the FHFA Director to object to, and to prohibit prospectively, compensation and other expenses that the FHFA Director determines are not reasonable. For a discussion of risks relating to regulatory limitations on director compensation, see Risk Factors starting on page 16.

Compensation Committee Interlocks and Insider Participation

During 2025, the following directors served on our HR&C Committee: Michelle L. Gross (Chairperson), James H. Hegenbarth, (Vice Chairperson), Betsy A. Johnson, Phyllis Lockett, Michael G. O'Rourke, Maria E. Wynne, Andrea L. Zopp, and Joseph Fazio III (ex-officio). No member of our HR&C Committee has at any time been an officer or employee of the Bank. None of our executive officers have served or are serving on the Board of Directors or the compensation committee of any entity (as defined by Instruction to Item 407(e) of Regulation S-K) whose executive officers served on our HR&C Committee or Board of Directors.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We are cooperatively owned. Our members (and, in limited circumstances, former members) own our outstanding capital stock, and a majority of our directors are elected from our membership. No individuals, including our directors, officers and employees, may own our capital stock. The exclusive voting rights of members in 2025 are for the election of our directors, as more fully discussed in 2025 Director Election on page 77.

We do not offer any compensation plan under which our capital stock is authorized for issuance.

The following table sets forth information about beneficial owners of more than 5% of our outstanding regulatory capital stock:

As of January 31, 2026	Regulatory Capital Stock	% of Total
The Northern Trust Company	$343	9.05%
50 South Lasalle Street Chicago, IL 60603
Alliant Credit Union	289	7.64%
11545 Touhy Avenue Chicago, IL 60666
BMO Bank, N.A.	256	6.76%
320 South Canal St Chicago, IL 60606

The following table sets forth information about those members with an officer or director serving as a director of the Bank. Independent directors do not control any capital stock of the Bank.

As of January 31, 2026	Director Name	Regulatory Capital Stock [a]	% of Total
DMB Community Bank 10 Terrace Ct. Madison, WI 53718	Bradley J. Schroeder	$5.13	0.14%
Waukesha State Bank 151 East St. Paul Avenue Waukesha, WI 53187	Ty R. Taylor	4.49	0.12%
Sterling Federal Bank 110 East Fourth Street Sterling, IL 61081	Dean A. Ahlers	3.97	0.10%
Solutions Bank 200 East Main Street Forreston, IL 61030	Betsy A. Johnson	3.52	0.09%
Capitol Bank 710 North High Point Road Madison, WI 53717	Kenneth D. Thompson	2.31	0.06%
Bristol Morgan Bank 103 South Main Street Oakfield, WI 53065	Joseph Fazio III	1.38	0.04%
State Bank of Bement 180 East Bodman Street Bement, IL 61813	Michelle L. Gross	0.88	0.02%
Community Investment Corporation 222 South Riverside Plaza Chicago, IL 60606	Daniel G. Watts	0.70	0.02%
Forest Park National Bank and Trust Company 7348 Madison Street Forest Park, IL 60130	Daniel G. Watts	0.69	0.02%
Total members with a Director as a group		$23.07	0.61%
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

Our Board of Directors consists of two types of directors: “member directors” and “independent directors”. Member directors are required to be directors or officers of our members, whereas independent directors cannot be directors or officers of a Bank member. For further discussion of the eligibility criteria for our directors, see Nomination of Member Directors and Nomination of Independent Directors on page 77. We have six independent directors and eight member directors currently serving on our Board.

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

Additionally, the Bank’s community investment activities include grant funding to support affordable housing and economic development initiatives, as well as discounted advances to support community lending. For more details on our community investment activities, see Community Investment Activities on page 10. These activities may involve members and nonmembers and are conducted in the ordinary course of business of the Bank’s business. In instances where these transactions involve a member that owns more than 5% of the Bank’s capital stock, a member with an officer or director who is a director of the Bank, or an entity with an executive officer, director, controlling shareholder, or general partner who serves as a director of the Bank (and that has a direct or indirect interest in the subsidy), the transaction is subject to the same eligibility and other program criteria and requirements as all other comparable transactions the Bank enters, and the transaction is subject to the regulations governing the operations of the relevant program.

We define a “related person” as any director or executive officer of the Bank, any member of their immediate families, or any holder of 5% or more of our capital stock.

During 2025, we did not have a separate written policy requiring the Board of Directors to review, approve, or ratify transactions with related persons that are outside the ordinary course of our business because such transactions rarely occur. However, it has been our practice to report to the Board all transactions between us and our members that are outside the ordinary course of business, and on a case-by-case basis, to seek approval or ratification from the Board, or recusal as needed. In addition, each director is required to disclose to the Board any personal financial interests he or she has and any financial interests of immediate family members or of a director's business associates where such person or entity does or proposes to do business with us. Under our Code of Ethics, executive officers are prohibited from engaging in conduct that would cause an actual or apparent conflict of interest. An executive officer other than the CEO and President may seek a waiver of this provision from the CEO and President, and the CEO and President may seek a waiver from the Board.

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

See Information Regarding Current Directors of the Bank on page 78 for more information on our current directors. None of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock in the Bank. Each of the member directors, however, is a senior officer or director of an institution that is one of our members, and our members are able, and are encouraged, to engage in transactions with us on a regular basis.

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

Applying the NYSE independence standards for boards of directors to our current member directors and those who served during 2025, our Board determined that none of our member directors met the objective NYSE independence disqualifications. Additionally, based upon the fact that each member director is a senior officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the Board determined that at the present time it would conclude that none of our member directors, consisting of Ahlers, Fazio, Gross, Hegenbarth (whose term ended on December 31, 2025), Johnson, Loundy (who resigned on June 5, 2025), O'Rourke (whose term ended on December 31, 2025), Schroeder, Taylor, Thompson, and Watts meets the independence criteria under the NYSE independence standards. In contrast, none of the independent directors are employees or officers of institutions that are members of the Bank, and therefore do not have, ongoing business transactions with us. The Board determined that each of these independent directors, consisting of Burns, Eppli (whose term ended on December 31, 2025), Lockett, Newell, Pietrowicz, Scott, Wright, Wynne (whose term ended on December 31, 2025), and Zopp (whose term ended on December 31, 2025) is independent under the NYSE independence standards. The Board also determined that the following current member directors serving on the Audit Committee, and member directors who served on the Audit Committee during 2025, are not independent under the NYSE independence standards for audit committees: Ahlers, Gross, Schroeder, Thompson, and Watts . The Board also determined that the following current member directors serving on the HR&C Committee, and member directors who served on the HR&C Committee in 2025, are not independent under the NYSE independence standards for compensation committees: Fazio,Gross, Hegenbarth, Johnson, O'Rourke, and Thompson. Finally, in light of the Executive & Governance Committee's role in independent director nominations starting in 2026, the Board determined that the following current member directors serving on the Executive & Governance Committee, and member directors who served on the Executive and Governance Committee during 2025, are not independent under NYSE independence standards for nominating committees: Ahlers, Fazio, Gross, Hegenbarth, Loundy, Thompson, Watts.

Federal Home Loan Bank of Chicago
(Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees we have been charged (or accrued) by our external accounting firm.

	(in thousands)
For the years ended December 31,	2025	2024
Audit fees	$1,176	$1,166
Audit related fees	293	286
All other fees	32	36
Total fees	$1,501	$1,488

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

Federal Home Loan Bank of Chicago
PART IV

Item 15. Exhibits, Financial Statements Schedules.

(a) See "2025 Annual Financial Statements and Notes".

(b) The below exhibits were filed with the Form 10-K Annual Report to the SEC on March 10, 2026, or as noted below, were filed with the Bank's previously filed Annual, Quarterly, or Current Reports or registration statements, copies of which may be obtained by going to the SEC's website at http://www.sec.gov. Each exhibit that is considered a management contract or compensatory plan or arrangement required to be filed is identified with a "*".

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

10.3	Federal Home Loan Bank of Chicago President and Executive Team Incentive Compensation Plan, as amended and restated effective January 1, 2023 *f
10.4	Federal Home Loan Bank of Chicago Benefit Equalization Plan, dated December 16, 2003 *g
10.5	Federal Home Loan Bank of Chicago Post December 31, 2004 Benefit Equalization Plan, as amended and restated effective January 1, 2013 *h
10.6	Federal Home Loan Bank of Chicago Employee Severance Plan, dated April 24, 2007 *i
10.7	Federal Home Loan Bank of Chicago 2024 Board of Directors Compensation Policy *[j]
10.8	Federal Home Loan Bank of Chicago 2025 Board of Directors Compensation Policy *[k]
10.9	Federal Home Loan Bank of Chicago 2026 Board of Directors Compensation Policy *[o]
10.10	Federal Home Loan Bank of Chicago Board of Directors Deferred Compensation Plan, effective September 1, 2013 *l
10.11	Joint Capital Enhancement Agreement, as amended August 5, 2011 [m]
10.12	Employment Agreement between Federal Home Loan Bank of Chicago and Michael Ericson, entered into as of January 1, 2025 *[n]
19	Federal Home Loan Bank of Chicago Policy Statement on the Use of Material Nonpublic Information (Insider Trading Policy) [o]
24	Power of Attorney [o]
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [o]
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [o]
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer [p]
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer [p]
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document [o]
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document [o]
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document [o]
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document [o]
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document [o]
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
j    Filed as Exhibit 10.9 with our Form 10-K on March 7, 2024, SEC File No.: 000-51401
k    Filed as Exhibit 10.9 with our Form 10-K on March 10, 2025, SEC File No.: 000-51401
l    Filed as Exhibit 10.4 with our Form 10-Q on November 6, 2013, SEC File No.: 000-51401
m    Filed as Exhibit 99.1 with our 8-K Current Report on August 5, 2011, SEC File No.: 000-51401
n    Filed as Exhibit 10.1 with our 8-K Current Report on February 19, 2025, SEC File No.:000-51401
o    Filed herewith
p    Furnished herewith

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

CE Income: Credit enhancement income. PFIs are paid credit enhancement income for managing credit risk and in some instances, all or a portion of the CE Income may be performance based (Recoverable CE Income).

CFI: Community Financial Institution - FDIC-insured institutions with an average of total assets over the prior three years which is less than the level prescribed by the FHFA and adjusted annually for inflation. Effective in January 2026, the limit is $1.541 billion (for 2025, the limit was $1.500 billion).

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

PMI: Primary Mortgage Insurance.

PwC: PricewaterhouseCoopers LLP.

RCAP: Reduced Capitalization Advance Program.

Recoverable CE Income: Under the MPF Program, the PFI may receive a contingent performance based credit enhancement income payment; such income is reduced up to the amount of the FLA by losses arising under the Master Commitment.

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

UPB: Unpaid Principal Balance.

U.S.: United States.

VA: Department of Veterans Affairs.

Federal Home Loan Bank of Chicago
2025 Annual Financial Statements and Notes

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Chicago

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Chicago (the "Bank") as of December 31, 2025 and 2024, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "financial statements"). We also have audited the Bank's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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
T: (312) 298 2000, www.pwc.com/us

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

Valuation of Interest-Rate Related Derivatives

As described in Notes 9 and 15 to the financial statements, as of December 31, 2025, the fair value of the Bank’s derivative assets and liabilities was $53 million and $3 million, respectively; the majority of which relate to interest-rate related derivatives. In estimating an interest-rate related derivative's fair value, management uses a discounted cash flow analysis utilizing market-observable inputs, including the discount rate, forward interest rate for rate resets, and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives is a critical audit matter are (i) the high degree of audit effort in performing procedures related to the valuation of interest-rate related derivatives; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of fair value for a sample of interest-rate related derivatives using independent market observable inputs, including the discount rate, forward interest rate for rate resets, and volatility assumptions and (b) comparing the independent estimate of fair value to management’s estimate.

Chicago, Illinois
March 10, 2026

We have served as the Bank’s auditor since 1990.

Federal Home Loan Bank of Chicago
Statements of Condition
(U.S. Dollars in millions, except capital stock par value)

	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$103	$32
Interest-bearing deposits	2,790	2,570
Federal funds sold	4,295	4,638
Securities purchased under agreements to resell	23,175	22,475
Investment debt securities -
Trading	4,749	3,240
Available-for-sale, $27,847 and $24,687 amortized cost, includes $807 and $806 pledged as collateral that may be repledged	28,032	24,654
Held-to-maturity, $1,466 and $1,662 fair value	1,463	1,666
Investment debt securities	34,244	29,560
Advances, $141 and $130 carried at fair value	61,145	55,847
MPF Loans held in portfolio, net of $(4) and $(5) allowance for credit losses	14,731	13,320
Derivative assets	53	18
Other assets, $53 and $57 carried at fair value	666	652
net of $(9) and $(8) allowance for credit losses
Assets	$141,202	$129,112

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$312	$180
Demand and overnight - interest-bearing, $17 and $11 from other FHLBs	967	660
Deposits	1,279	840
Consolidated obligations, net -
Discount notes, $46,448 and $— carried at fair value	53,179	36,739
Bonds, $507 and $8,390 carried at fair value	76,295	81,859
Consolidated obligations, net	129,474	118,598
Derivative liabilities	3	27
Affordable Housing Program liability	175	160
Mandatorily redeemable capital stock	30	4
Other liabilities	786	863
Liabilities	131,747	120,492
Commitments and contingencies - see notes to the financial statements
Capital
Class B1 activity stock, 26 and 24 million shares issued and outstanding	2,620	2,443
Class B2 membership stock, 10 and 8 million shares issued and outstanding	953	824
Capital stock - putable, $100 and $100 par value per share	3,573	3,267
Retained earnings - unrestricted	4,491	4,269
Retained earnings - restricted	1,173	1,042
Retained earnings	5,664	5,311
Accumulated other comprehensive income (loss)	218	42
Capital	9,455	8,620
Liabilities and capital	$141,202	$129,112

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago
Statements of Income
(U.S. Dollars in millions)

For the years ended December 31,	2025	2024	2023
Interest income	$6,293	$6,925	$7,306
Interest expense	5,339	5,965	6,336
Net interest income	954	960	970
Provision for (reversal of) credit losses	2	2	1
Net interest income after provision for (reversal of) credit losses	952	958	969

Noninterest income (loss) -
Trading securities	60	39	11
Derivatives and hedging activities	(4)	5	6
Instruments held under the fair value option	(5)	(3)	(11)
MPF fees, $32, $29 and $26, from other FHLBs	38	36	33
Other, net	16	12	13
Noninterest income (loss)	105	89	52

Noninterest expense -
Compensation and benefits	129	128	129
Nonpayroll operating expenses	114	108	108
Voluntary Community Investment contributions	60	98	28
Federal Housing Finance Agency and Office of Finance	19	19	18
Other, net	8	4	3
Noninterest expense	330	357	286

Income before assessments	727	690	735

Affordable Housing Program assessment	73	70	75

Net income	$654	$620	$660

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago
Statements of Comprehensive Income
(U.S. Dollars in millions)

For the years ended December 31,	2025	2024	2023
Net income	$654	$620	$660

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	218	165	(19)
Net unrealized gain (loss) cash flow hedges	(43)	(5)	(30)
Postretirement plans	1	(2)	21
Other comprehensive income (loss)	176	158	(28)

Comprehensive income (loss)	$830	$778	$632

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago
Statements of Capital
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2024	24	$2,443	8	$824	$4,269	$1,042	$42	$8,620
Comprehensive income (loss)					523	131	176	830
Issuance of capital stock	26	2,586	—	7				2,593
Repurchases of capital stock	—	—	(22)	(2,253)				(2,253)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(27)	—	(7)				(34)
Transfers between classes of capital stock	(24)	(2,382)	24	2,382
Cash dividends - class B1 annualized rate and amount		9.25%			(284)			(284)
Cash dividends - class B2 annualized rate and amount				4.30%	(17)			(17)
Total change in period	2	177	2	129	222	131	176	835
December 31, 2025	26	$2,620	10	$953	$4,491	$1,173	$218	$9,455
December 31, 2023	26	$2,624	7	$653	$4,061	$918	$(116)	$8,140
Comprehensive income (loss)					496	124	158	778
Issuance of capital stock	23	2,286	—	10				2,296
Repurchases of capital stock	—	—	(24)	(2,302)				(2,302)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(2)	—	(2)				(4)
Transfers between classes of capital stock	(25)	(2,465)	25	2,465
Cash dividends - class B1 annualized rate and amount		9.06%			(269)			(269)
Cash dividends - class B2 annualized rate and amount				5.01%	(19)			(19)
Total change in period	(2)	(181)	1	171	208	124	158	480
December 31, 2024	24	$2,443	8	$824	$4,269	$1,042	$42	$8,620
December 31, 2022	23	$2,310	7	$679	$3,778	$786	$(88)	$7,465
Comprehensive income (loss)					528	132	(28)	632
Issuance of capital stock	38	3,793	—	10				3,803
Repurchases of capital stock	—	—	(35)	(3,510)				(3,510)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(4)	—	(1)				(5)
Transfers between classes of capital stock	(35)	(3,475)	35	3,475
Cash dividends - class B1 annualized rate and amount		7.69%			(230)			(230)
Cash dividends - class B2 annualized rate and amount				4.09%	(15)			(15)
Total change in period	3	314	—	(26)	283	132	(28)	675
December 31, 2023	26	$2,624	7	$653	$4,061	$918	$(116)	$8,140

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Chicago
Statements of Cash Flows
(U.S. Dollars in millions)

	For the years ended December 31,	2025	2024	2023
Operating	Net income	$654	$620	$660
	Adjustments to reconcile net income to net cash provided by operating activities -
	Net amortization (accretion)	177	(205)	82
	Change in net fair value on derivatives and hedging activities	(474)	1,117	245
	Net change in fair value on trading securities	(60)	(39)	(11)
	Net change in fair value on financial instruments held under the fair value option	5	3	11
	Other, net	28	69	7
	Changes in operating assets and liabilities -
	Change in accrued interest payable	(72)	13	355
	Other operating assets and liabilities	(20)	76	(3)
	Net cash provided by (used in) operating activities	238	1,654	1,346

Investing	Net change interest-bearing deposits	(220)	—	—
	Net change federal funds sold	343	(465)	2,270
	Net change securities purchased under agreements to resell	(700)	(14,780)	10,805
	Trading debt securities -
	Proceeds from maturities and paydowns	751	1,000	1
	Purchases	(2,203)	(2,455)	(1,749)
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	1,534	977	1,002
	Purchases	(3,995)	(2,743)	(3,339)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	3,415	2,933	3,371
	Purchases	(3,210)	(3,046)	(3,492)
	Advances -
	Principal collected	2,509,788	1,730,628	2,113,336
	Issued	(2,514,679)	(1,721,107)	(2,111,840)
	MPF Loans held in portfolio -
	Principal collected	1,587	1,303	937
	Purchases	(3,017)	(3,239)	(2,211)
	Other investing activities	(24)	(20)	(14)
	Net cash provided by (used in) investing activities	$(10,630)	$(11,014)	$9,077

Federal Home Loan Bank of Chicago

	For the years ended December 31,	2025	2024	2023
Financing	Net change deposits, $6, $(1) and $1, from other FHLBs	$439	$212	$57
	Discount notes -
	Net proceeds from issuance	368,433	544,912	892,370
	Payments for maturing and retiring	(352,163)	(536,178)	(928,092)
	Proceeds on discount note transfers with other FHLBs	—	—	4,266
	Consolidated obligation bonds -
	Net proceeds from issuance	72,875	62,156	46,024
	Payments for maturing and retiring	(79,151)	(61,367)	(24,927)
	Capital stock -
	Proceeds from issuance	2,593	2,296	3,803
	Repurchases	(2,253)	(2,302)	(3,510)
	Cash dividends paid	(301)	(288)	(245)
	Other financing activities	(9)	(83)	(170)
	Net cash provided by (used in) financing activities	10,463	9,358	(10,424)

	Net increase (decrease) in cash and due from banks	71	(2)	(1)
	Cash and due from banks at beginning of period	32	34	35
	Cash and due from banks at end of period	$103	$32	$34

Supplemental	Cash activities
	Interest paid	$4,536	$4,862	$4,474
	Statutory Affordable Housing Program assessments paid	64	59	38
	Voluntary grant disbursements	22	32	20
	Noncash activities
	Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	151	116	152
	Investment securities purchased but settled in subsequent periods	56	145	63
	Voluntary advance and loan subsidies	33	60	—
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

Refer to the Glossary of Terms starting on page 114 for the definitions of certain terms used herein.

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

Interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The Bank uses the collateral maintenance provision practical expedient for our securities purchased under agreements to resell, which allows expected credit losses to be measured based on the difference between the fair value of the collateral and the investment’s amortized cost. Consequently, a credit loss would be recognized if there is a collateral shortfall which the Bank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. These investments provide short-term liquidity and are carried at amortized cost. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. We did not establish an allowance for credit losses for our unsecured overnight interest-bearing deposits or federal funds sold as of December 31, 2025 since all federal funds sold were repaid and all unsecured overnight interest-bearing deposits were returned according to their contractual terms.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

For securities classified as AFS, we evaluate an individual security for impairment on a quarterly basis by comparing the security's fair value to its amortized cost. Impairment exists when the fair value of the investment is less than its amortized cost basis (i.e., in an unrealized loss position), however impairment is not necessarily credit related. In assessing whether a credit loss exists on an impaired security, we consider whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost basis, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited to the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. If management intends to sell an impaired security classified as AFS, or more likely than not will be required to sell the security before expected recovery of its amortized cost, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment recorded in earnings as net gains (losses) on investment securities. If management does not intend to sell an AFS security, or it is not more likely than not that management will be required to sell the debt security prior to recovery of the amortized cost basis, the credit portion of the impairment is recognized as an allowance for credit losses while the non-credit portion is recognized as net unrealized gains (losses) on AFS securities within OCI.

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

We issued advances with below market or zero-coupon interest rates in 2025 and 2024 as part of our Voluntary Community Investment contributions. We imputed an interest rate based on prevailing market rates creating a discount on the advance with the offset immediately recognized to the Voluntary Community Investment contributions expense. We accrete the discount as a yield adjustment to interest income over the life of the advance.

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

The Bank includes estimates of expected recoveries within the allowance for credit losses. See Note 8 - Allowance for Credit Losses for details on the allowance methodologies relating to mortgage loans. See Note 7 - MPF Loans Held in Portfolio for further details pertaining to the MPF Program and MPF Loans.

MPF Loans Held for Sale/Sold

MPF Loans acquired by the Bank under the MPF Government MBS product are classified as MPF Loans held for sale (HFS). We classify MPF Loans HFS in Other Assets rather than as a separate line item in our Statements of Condition on the basis of materiality. Other products such as MPF Xtra loans are generally bought and resold on the same day. They qualify for sales accounting treatment and thus are not carried on our balance sheet at the end of a reporting period. MPF Loans under the MPF Government MBS product qualify, once sold, for sales accounting treatment and are reclassified from MPF Loans HFS to trading debt securities upon their securitization. Refer to Note 1 - Background and Basis of Presentation which further expands on our involvement with these securitizations. Cash flows from the MPF Government MBS product are classified as operating activities in our Statements of Cash Flows. We have elected the fair value option for these HFS MPF Loans on our balance sheet.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

We act as master servicer for the MPF Program, however, the Bank does not own the servicing rights related to these sold loans because the servicing is either retained by the PFI or sold to a third party. The Bank has ongoing operating expenses related to administering these loans that are expensed as incurred.

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

Charge-off Policy

We recognize a charge-off on an MPF Loan upon the occurrence of a confirming event, which include, but are not limited to, the events shown below. The charge-off amount equals the difference between the loan's amortized cost and its fair value, less costs to sell. We use an Automated Valuation Methodology (AVM) to determine the fair value of our 180 days past due conventional MPF Loans held in portfolio, including real estate owned (REO). The charge-off policy does not apply to Government Loans which are guaranteed.

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

Refer to Note 8 - Allowance for Credit Losses for further details.

Derivatives

We carry all derivatives at fair value in our Statements of Condition. We designate derivatives either as fair value hedges, cash flow hedges, or economic hedges. We use fair value hedges to manage our exposure to changes in fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment attributable to changes in a benchmark interest rate. Our cash flow hedge strategies are intended to be used as follows: to hedge, on a "rolling" basis, 1) our exposure to the variability in the net proceeds received from forecasted zero-coupon discount notes and 2) the variability of cash flows associated with periodic SOFR-indexed bond issuances attributable to changes in the benchmark interest rate. The first cash flow hedge strategy applies to discount note hedging relationships. The second cash flow hedge strategy has been active since LIBOR's cessation. The Bank enters into interest rate swaps to mitigate exposures related to each cash flow hedge strategy. We use economic hedges in cases where hedge accounting treatment is not permitted or achievable.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The lease agreement for our office space at 433 West Van Buren Street, Chicago, IL terminates in December 2035, subject to options to extend the lease or terminate early. At December 31, 2025 our lease net asset was $35 million and our lease liability was $39 million, compared to $38 million and $43 million at December 31, 2024. We recognized noninterest expense of lease amortization of $3 million for each of the years ended December 31, 2025, 2024, and 2023.

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

Note 3 - Recently Adopted and Issued Accounting Guidance

The Bank adopted Accounting Standards Update No. 2023-07 Improvements to Reportable Segment Disclosures in the fourth quarter of 2024 and for interim and annual periods thereafter.

Accounting Guidance Yet To Be Adopted

Accounting Standards Update (ASU)	Description	Beginning Interim and Annual (unless otherwise noted)	Review Status
Interim Reporting - Narrow-Scope Improvements (ASU 2025-11)	This update clarifies and improves the interim reporting guidance by providing a comprehensive list of required interim disclosures and clarifying when interim reporting guidance is applicable, without expanding or reducing current interim disclosure requirements. The amendments add a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material effect on the entity.	January 1, 2028. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on interim disclosures.
Hedge Accounting Improvements (ASU 2025-09)	This update expands the hedged risks permitted in cash flow hedges. It also eliminates the net written option test in certain instances.	January 1, 2027. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on its financial statements.
Purchased Loans (ASU 2025-08)	This update expands the use of the gross-up approach for acquired financial assets by requiring that purchased seasoned loans be accounted for using this method.	January 1, 2027. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on its financial statements.
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)
This update removes all references to prescriptive and sequential software development stages. It requires an entity to start capitalizing software costs when management has committed to funding the project and it is probable that the project will be completed and used for its intended function.
		January 1, 2028. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on its financial statements.
Disaggregation of Income Statement Expenses, as amended (ASU 2024-03)	This update requires disclosure in the notes to the financial statements, of specified information about certain costs and expenses on an interim and annual basis.	Effective for the annual period ending December 31, 2027, and the interim periods thereafter. Early adoption is permitted.	The Bank has evaluated the requirements under the ASU and does not expect a significant impact to its financial statement disclosure once effective. The Bank does not intend to early adopt.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 - Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

For the years ended December 31,	2025	2024	2023
Interest income -

Trading	$139	$97	$37

Available-for-sale interest income	1,410	1,507	1,364
Available-for-sale prepayment fees	—	—	1
Available-for-sale	1,410	1,507	1,365

Held-to-maturity	64	68	70

Investment debt securities	1,613	1,672	1,472

Advances interest income	3,326	3,856	4,402
Advances prepayment fees, net	1	—	—
Advances	3,327	3,856	4,402

MPF Loans held in portfolio	593	482	353
Federal funds sold	337	338	513
Securities purchased under agreements to resell	283	379	339
Interest-bearing deposits	138	196	223
Other	2	2	4

Interest income	6,293	6,925	7,306

Interest expense -

Consolidated obligations -
Discount notes	2,091	2,025	2,428
Bonds	3,195	3,878	3,837

Other	53	62	71

Interest expense	5,339	5,965	6,336

Net interest income	$954	$960	$970

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 5 - Investment Debt Securities

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

Trading Debt Securities

The following table presents our trading debt securities by major security type at fair value.

As of	December 31, 2025	December 31, 2024
U.S. Government & other government related	$4,747	$3,238
MBS
GSE	2	2
Trading debt securities	$4,749	$3,240

The following table presents our gains and losses on trading debt securities recorded in Trading securities on our Condensed Statements of Income.

For the years ended December 31,	2025	2024	2023
Net unrealized gains (losses) on securities held at period end	$53	$20	$11
Net realized gains (losses) on securities sold/matured during the period	7	19	—
Net gains (losses) on trading debt securities	$60	$39	$11

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of December 31, 2025
U.S. Government & other government related	$3,059		$22	$(81)	$3,000
State or local housing agency	5		—	—	5
FFELP ABS	1,207		31	(2)	1,236

MBS
GSE	22,804		255	(40)	23,019
Government guaranteed	772		1	(1)	772
Available-for-sale debt securities	$27,847		$309	$(124)	$28,032

As of December 31, 2024
U.S. Government & other government related	$2,736		$4	$(129)	$2,611
State or local housing agency	5		—	—	5
FFELP ABS	1,510		45	(2)	1,553

MBS
GSE	20,360		137	(88)	20,409
Government guaranteed	76		—	—	76
Available-for-sale debt securities	$24,687		$186	$(219)	$24,654
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

We had no sales of AFS debt securities for the periods presented. Any gains or losses are determined on a specific identification basis.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of December 31, 2025
U.S. Government & other government related	$1,360		$3	$(2)	$1,361

MBS
GSE	95		2	—	97
Government guaranteed	4		—	—	4
Other	4		—	—	4
Held-to-maturity debt securities	$1,463		$5	$(2)	$1,466

As of December 31, 2024
U.S. Government & other government related	$1,538		$2	$(7)	$1,533

MBS
GSE	115		1	—	116
Government guaranteed	8		—	—	8
Other	5		—	—	5
Held-to-maturity debt securities	$1,666		$3	$(7)	$1,662
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

	Available-for-Sale		Held-to-Maturity
As of December 31,	2025	2024	2025	2024
Non-MBS
Fixed-rate	$3,064	$2,742	$1,360	$1,538
Variable-rate	1,207	1,509	—	—
MBS
Fixed-rate	22,544	20,074	64	77
Variable-rate	1,032	362	39	51
Total	$27,847	$24,687	$1,463	$1,666

Contractual Maturity

The maturity of our AFS and HTM debt securities is detailed in the following table. MBS and FFELP ABS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	Available-for-Sale		Held-to-Maturity
As of December 31, 2025	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Other debt securities
Due in one year or less	$590	$590	$1,021	$1,021
Due after one year through five years	710	703	81	80
Due after five years through ten years	392	395	172	175
Due after ten years	1,372	1,317	86	85
MBS and FFELP ABS	24,783	25,027	103	105
Total debt securities	$27,847	$28,032	$1,463	$1,466

As of December 31, 2024
Other debt securities
Due in one year or less	$491	$490	$1,362	$1,363
Due after one year through five years	630	628	35	34
Due after five years through ten years	493	471	141	136
Due after ten years	1,127	1,027	—	—
MBS and FFELP ABS	21,946	22,038	128	129
Total debt securities	$24,687	$24,654	$1,666	$1,662

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of December 31, 2025
U.S. Government & other government related	$88	$—	$768	$(81)	$856	$(81)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	239	(2)	239	(2)
MBS
GSE	14	—	4,049	(40)	4,063	(40)
Government guaranteed	572	(1)	1	—	573	(1)
Available-for-sale debt securities	$674	$(1)	$5,062	$(123)	$5,736	$(124)

As of December 31, 2024
U.S. Government & other government related	$625	$(12)	$1,291	$(117)	$1,916	$(129)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	258	(2)	258	(2)
MBS
GSE	2,544	(9)	4,565	(79)	7,109	(88)
Government guaranteed	49	—	3	—	52	—
Available-for-sale debt securities	$3,218	$(21)	$6,122	$(198)	$9,340	$(219)

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

As of	December 31, 2025		December 31, 2024
	Par Value Amount	Weighted Average Contractual Interest Rate	Par Value Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$32,541	3.83%	$24,129	4.22%
One to two years	6,673	3.70%	10,864	3.90%
Two to three years	5,993	3.37%	5,602	3.94%
Three to four years	3,526	3.67%	3,907	3.29%
Four to five years	3,641	3.66%	3,521	3.74%
Five to fifteen years	8,271	3.46%	7,927	3.37%
More than fifteen years	701	5.22%	504	5.13%
Total	$61,346	3.72%	$56,454	3.92%

The following table presents our advances by terms of contractual maturity and reconciles the par value of our advances to the carrying amount on our Statements of Condition as of the dates indicated.

As of	December 31, 2025	December 31, 2024
Fixed-rate due in one year or less	$23,715	$17,688
Fixed-rate due after one year	23,504	27,099
Total fixed-rate	47,219	44,787
Variable-rate due in one year or less	8,827	6,441
Variable-rate due after one year	5,300	5,226
Total variable-rate	14,127	11,667
Par value	61,346	56,454
Fair value hedging adjustments	(137)	(550)
Other adjustments	(64)	(57)
Advances	$61,145	$55,847

The following advance borrower exceeded 10% of our advances outstanding.

As of December 31, 2025	Par Value	% of Total Outstanding
The Northern Trust Company	$8,500	13.9%

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

As of	December 31, 2025	December 31, 2024
Medium term (15 years or less)	$1,345	$1,395
Long term (greater than 15 years)	13,197	11,766
Unpaid principal balance	14,542	13,161
Net premiums, credit enhancement, and/or deferred loan fees	202	186
Fair value hedging and delivery commitment basis adjustments	(9)	(22)
MPF Loans held in portfolio, before allowance for credit losses	14,735	13,325
Allowance for credit losses on MPF Loans	(4)	(5)
MPF Loans held in portfolio, net	$14,731	$13,320
Conventional mortgage loans	$13,534	$12,319
Government Loans	1,008	842
Unpaid principal balance	$14,542	$13,161

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 8 - Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies for further details regarding our accounting policies pertaining to credit losses that are applicable to each of our portfolio segments discussed below. Our credit analysis determines whether an asset is classified as adverse. An asset not adversely classified is supported by an appropriate credit analysis that documents the quality of a loan or an investment debt security, as well as ongoing analyses that demonstrate the obligor’s continued repayment capacity. In such cases, the loan or investment security will not be adversely classified as substandard, doubtful, or loss. Adversely classified loans or investment debt securities are expected to have credit losses and thus will have an allowance.

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

We did not record an allowance for credit losses related to our advances nor a liability for our letters of credit for the three years ended December 31, 2025 based on the factors outlined below.

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

•All payments due under the contractual terms have been received as of the end of this reporting period. In particular, no Member Credit Products were past due, on nonaccrual status, or involved in a credit related restructuring.

Our long history of no credit losses on advances and letters of credit along with loss mitigation techniques is sufficient to support a conclusion of zero allowance for credit losses for the three years ended December 31, 2025.

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

•A transition period reverting to the long-term mean, which varies based on MSA (and on average is approximately four years)

•Model projections of prepayment, default, and loss severities are calibrated based on back-testing results since the beginning of the last full economic cycle

The model consists of two sub-models (a prepayment and default model and a loss given default model), with the ability to calibrate the model to unique aspects of our portfolio. The allowance excludes accrued interest receivable since we place the loan on nonaccrual when the loan becomes past due 90 days and reverse interest income.

In addition to evaluating our model output, management includes a qualitative adjustment to compensate for any model-to-actual differences and reflect economic uncertainty.

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

MPF Credit Risk Sharing Structure

Our allowance for credit losses considers the credit risk sharing structure of conventional MPF Loans held in portfolio. Generally, the PFI incurs a portion of losses within the first loss account (FLA) by the withholding of Recoverable CE Income payments for the products that have such a feature and incurs an additional amount of credit loss via the CE Amount. The Bank absorbs credit losses not covered by the PFI's obligations.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table presents the activity in our allowance for credit losses for MPF Loans for the three years ended December 31, 2025.

For the years ended December 31,	2025	2024	2023

Allowance for MPF credit losses beginning balance	$5	$5	$5
MPF credit losses charged-off	(3)	(2)	(1)
Credit loss recovery	1	1	1
Provision for (reversal of) MPF for credit losses	1	1	—
Allowance for MPF credit losses ending balance	$4	$5	$5

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following tables summarize our conventional MPF Loans by our key credit quality indicators.

As of	December 31, 2025			December 31, 2024
	Conventional MPF Amortized Cost by Origination Year			Conventional MPF Amortized Cost by Origination Year
	2021 to 2025	Prior to 2021	Total	2020 to 2024	Prior to 2020	Total
Past due 30-59 days	$52	$37	$89	$42	$37	$79
Past due 60-89 days	8	11	19	7	11	18
Past due 90 days or more	12	18	30	12	19	31
Past due	72	66	138	61	67	128
Current	9,702	3,877	13,579	10,210	2,137	12,347
Total outstanding	$9,774	$3,943	$13,717	$10,271	$2,204	$12,475

As of	December 31, 2025			December 31, 2024
	Amortized Cost			Amortized Cost
	Conventional	Government	Total	Conventional	Government	Total
In process of foreclosure	$12	$3	$15	$12	$4	$16
Serious delinquency rate	0.23%	2.38%	0.38%	0.27%	1.42%	0.34%
Past due 90 days or more and still accruing interest	$4	$23	$27	$5	$11	$16
Loans on nonaccrual status	35	—	35	33	—	33
Loans on nonaccrual status with no allowance for credit losses	18	—	18	18	—	18

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

We did not establish an allowance for credit losses for our unsecured overnight interest-bearing deposits or federal funds sold as of December 31, 2025 since all federal funds sold were repaid and all unsecured overnight interest-bearing deposits were returned according to their contractual terms.

We invest in overnight securities purchased under agreements to resell in order to ensure the availability of funds to meet members' liquidity and credit needs. Securities purchased under agreements to resell are secured by marketable securities held by a third party custodian and collateral is adjusted daily to ensure full collateral coverage. If the credit markets experience disruptions and as a result, one of our counterparties becomes insolvent or otherwise defaults on their obligations to us and the collateral is insufficient to cover our exposure, we may suffer a credit loss. We did not record credit losses for our securities purchased under an agreement to resell portfolio segment since the portfolio was not adversely classified and sufficient collateral existed as of December 31, 2025. We also did not establish an allowance for credit losses for overnight securities purchased under an agreement to resell as of December 31, 2025 since overnight securities purchased under agreements to resell were paid according to their contractual terms.

Community First Fund (the Fund)

We created the Fund, which is structured as an on-balance sheet revolving pool of funds, with a mission to provide access to capital that supports economic development and affordable housing needs in the communities that our members serve in Illinois and Wisconsin. This is accomplished by providing long-term, unsecured loans to community development intermediary organizations (Partners). Partners to the Fund are unregulated. We calculate a loss allowance based on expected loss rates on representative rated securities and average tenor of the outstanding portfolio. As of December 31, 2025 we had $56 million in Fund loans outstanding compared to $51 million at December 31, 2024.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following table details our allowance for credit losses on Fund loans.

For the years ended December 31,	2025	2024	2023

Allowance for Fund loan credit losses beginning balance	$8	$7	$7
Provision for (reversal of) Fund loan for credit losses	1	1	—
Allowance for Fund loan credit losses ending balance	$9	$8	$7

Municipal Securities and Standby Bond Purchase Agreements

We invest in municipal securities consisting of Housing Finance Authority (HFA) securities and provide liquidity support via Standby Bond Purchase Agreements (SBPAs) with HFAs. The HFA securities were classified as AFS. We review the ratings of the HFA securities and the corresponding Moody’s Default Balance to determine potential credit exposure. Our HFA securities are rated above BBB, and no credit losses were expected for HFA securities and SBPAs at December 31, 2025.

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

With respect to U.S. Government guaranteed MPF Loans, the MPF servicer provides or maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted U.S. Government guaranteed MPF Loans. Any losses incurred on these loans that are not recovered from the U.S. Government insurer or guarantor are absorbed by the MPF servicer. Accordingly, credit losses are based on our assessment of our servicers' ability to absorb losses not covered by the applicable U.S. Government guarantee or insurance. We did not establish an allowance for credit losses on our Government Loans held in portfolio for the reporting periods presented based on our assessment that our servicers have the ability to absorb such losses.

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

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	December 31, 2025	December 31, 2024
MPF Loans held in portfolio	$105	$85
HTM securities	9	13
AFS securities	118	101
Interest-bearing deposits	7	8
Federal funds sold	—	1
Securities purchased under agreements to resell	2	3
Advances	159	166
Accrued interest receivable	$400	$377

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

Managing Interest Rate Risk

We use fair value hedges to manage our exposure to changes in the fair value of (1) a recognized asset or liability or (2) an unrecognized firm commitment, attributable to changes in a benchmark interest rate, such as SOFR. Our cash flow hedge strategies are intended to be used as follows: to hedge, on a "rolling" basis, 1) our exposure to the variability in the net proceeds received from forecasted zero-coupon discount notes and 2) the variability of cash flows associated with periodic SOFR-indexed bond issuances attributable to changes in the benchmark interest rate. The first cash flow hedge strategy applies to legacy discount note hedging relationships. The second cash flow hedge strategy has been active since LIBOR's cessation. The Bank enters into interest rate swaps to mitigate exposures related to each cash flow hedge strategy.

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

As of December 31, 2025, based on credit analyses and collateral requirements, we have not recorded a credit loss on our over-the-counter derivative agreements. See Note 15 - Fair Value for discussion regarding our fair value methodology for over-the-counter derivative assets and liabilities, including an evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

We must exchange variation margin and, for transactions executed on or after September 1, 2022, two-way initial margin with certain of our bilateral derivative transaction counterparties. Variation margin is exchanged daily based on the marked-to-market value of the underlying transactions, and is fully collateralized with a zero unsecured threshold. Initial margin is calculated daily based on the potential future exposure of the underlying transactions, and is collateralized when our aggregate bilateral derivative transaction exposure with a counterparty exceeds a specified threshold. Unlike variation margin, which is exchanged directly between counterparties, initial margin is held with a third-party custodian and does not change ownership. The party whose custodian is holding posted collateral (the pledgor) grants a security interest in the posted collateral to its counterparty and such counterparty, as the secured party, can only take ownership of the posted collateral upon the occurrence of certain events, including bankruptcy of the pledgor. As of December 31, 2025, we pledged no investment securities (that can be sold or repledged by a counterparty) for variation margin on our bilateral derivative transactions, and we did not pledge or receive initial margin with our bilateral derivative counterparties.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Cleared Derivative Transactions: Cleared derivative transactions are subject to variation and initial margin requirements established by the DCO and its clearing members. Variation margin payments are characterized as settlement of a derivative’s mark-to-market exposure and not as collateral against the derivative’s mark-to-market exposure. See Note 1 - Background and Basis of Presentation and Note 2 - Summary of Significant Accounting Policies for further discussion. We post our initial margin collateral payments and make variation margin settlement payments through our FCMs, on behalf of the DCO, which could expose us to institutional credit risk in the event that the FCMs or the DCO fail to meet their obligations. Clearing derivatives through a DCO mitigates counterparty credit risk exposure because the DCO is substituted for individual counterparties and variation margin settlement payments are made daily through the FCMs for changes in the value of cleared derivatives. The DCO determines initial margin requirements for cleared derivatives. We pledged $807 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at December 31, 2025. Additionally, an FCM may require additional initial margin to be posted based on credit considerations, including but not limited to, if our credit rating downgrades. We had no requirement to post additional initial margin by our FCMs at December 31, 2025.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

As of	December 31, 2025			December 31, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$109,216	$788	$731	$108,746	$983	$1,409
Derivatives not in hedge accounting relationships-
Interest rate contracts	52,582	11	1	13,744	100	12
Mortgage delivery commitments	214	1	—	115	—	—
Other	110	—	—	86	1	—
Derivatives not in hedge accounting relationships	52,906	12	1	13,945	101	12
Gross derivatives amount before netting adjustments and cash collateral	$162,122	800	732	$122,691	1,084	1,421
Netting adjustments and cash collateral		(747)	(729)		(1,066)	(1,394)
Derivatives on Statements of Condition		$53	$3		$18	$27
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$349			$826
Cash collateral received and related accrued interest	$367			$498

The following table presents the noninterest income (loss) - derivatives and economic hedging activities as presented in the Statements of Income.

For the years ended December 31,	2025	2024	2023
Economic hedges -
Interest rate contracts	$(15)	$4	$7
Mortgage delivery commitments	13	(2)	(2)
Other	(3)	3	2
Economic hedges	(5)	5	7
Variation margin on derivatives	1	—	(1)
Noninterest income (loss) - Derivatives and hedging activities	$(4)	$5	$6

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

	Derivative Assets
	As of December 31, 2025			As of December 31, 2024
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$742	$57	$799	$1,032	$52	$1,084
Netting adjustments and cash collateral	(731)	(16)	(747)	(1,018)	(48)	(1,066)
Derivatives without legal right of offset	1	—	1	—	—	—
Derivatives on Statements of Condition	12	41	53	14	4	18
Net amount	$12	$41	$53	$14	$4	$18

	Derivative Liabilities
	As of December 31, 2025			As of December 31, 2024
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$716	$16	$732	$1,373	$48	$1,421
Netting adjustments and cash collateral	(713)	(16)	(729)	(1,346)	(48)	(1,394)
Derivatives on Statements of Condition	3	—	3	27	—	27
Net amount	$3	$—	$3	$27	$—	$27

At December 31, 2025 and December 31, 2024 we had $807 million and $805 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of December 31, 2025 and December 31, 2024, we did not pledge or receive initial margin with our bilateral derivative counterparties.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. We had no net gain or loss on hedged firm commitments that no longer qualified as a fair value hedge. Changes in the fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans. As of December 31, 2025 we did not have any active fair value hedges on our MPF Loans.

For the years ended December 31,	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
2025
Available-for-sale debt securities	$(392)	$762	$370
Advances	(57)	414	357
Consolidated obligation bonds	166	(798)	(632)
Other	—	2	2
Total	$(283)	$380	$97
2024
Available-for-sale debt securities	$1,017	$(466)	$551
Advances	716	125	841
Consolidated obligation bonds	(756)	(574)	(1,330)
Other	—	3	3
Total	$977	$(912)	$65
2023
Available-for-sale debt securities	$194	$311	$505
Advances	154	516	670
Consolidated obligation bonds	(362)	(1,146)	(1,508)
Other	—	1	1
Total	$(14)	$(318)	$(332)

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
As of December 31, 2025
Available-for-sale securities	$23,689	$(1,167)	$103	$(1,064)
Advances	33,892	(137)	—	(137)
Consolidated obligation bonds	48,115	(587)	(9)	(596)
Other	120	—	2	2

As of December 31, 2024
Available-for-sale securities	$21,195	$(1,972)	$146	$(1,826)
Advances	33,947	(549)	—	(549)
Consolidated obligation bonds	47,670	(1,384)	(10)	(1,394)
Other	148	—	2	2

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

We are exposed to the variability in the net proceeds received from forecasted zero-coupon discount notes, and the variability of cash flows associated with periodic SOFR-indexed bond issuances, which is attributable to changes in the benchmark interest rate. As a result, we enter into cash flow hedge relationships on a "rolling" basis utilizing interest rate swaps to mitigate such risks. The maximum length of time over which we are hedging this exposure is 15 years. We reclassify amounts in AOCI into our Statements of Income in the same periods during which the hedged forecasted transaction affects our earnings. We had no discontinued cash flow hedges for the periods presented. There were no deferred net gains (losses) on derivative instruments in AOCI that are expected to be reclassified to earnings during the next 12 months as of December 31, 2025.

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

For the years ended December 31,	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
2025
Discount notes	$(7)	$18
Bonds	(13)	5
Total	$(20)	$23

2024
Discount notes	$20	$36
Bonds	15	4
Total	$35	$40

2023
Discount notes	$12	$42

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 10 - Consolidated Obligations

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	December 31, 2025	December 31, 2024
Consolidated obligation discount notes - carrying amount	$53,179	$36,739
Consolidated obligation discount notes - principal amount	53,430	36,921
Weighted Average Interest Rate	3.76%	4.41%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of December 31, 2025	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$40,067	3.03%	$62,200
One to two years	11,835	3.23%	9,671
Two to three years	5,792	3.40%	3,365
Three to four years	4,169	3.92%	823
Four to five years	2,217	3.67%	181
Thereafter	12,816	3.61%	656
Total par value	$76,896	3.26%	$76,896

The following table presents consolidated obligation bonds, for which we are the primary obligor, outstanding by call feature.

As of	December 31, 2025	December 31, 2024
Noncallable	$34,722	$32,933
Callable	42,174	50,237
Par value	76,896	83,170
Fair value hedging adjustments	(596)	(1,394)
Other adjustments	(5)	83
Consolidated obligation bonds	$76,295	$81,859

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Consolidated obligations are issued with either fixed or variable-rate payment terms that may use a variety of indices for interest rate resets (e.g. SOFR). Additionally, both fixed-rate bonds and variable-rate bonds may contain an embedded derivative, such as a call feature or complex coupon payment terms, if requested by investors. When such consolidated obligations are issued, we may concurrently enter into an interest rate swap containing offsetting features that effectively convert the terms of the bond to a variable-rate bond tied to an index or a fixed-rate bond.

Consolidated obligation bonds, beyond having fixed-rate or variable-rate payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

Step-Up Bonds and Step-Down Bonds - Bonds that pay interest at increasing or decreasing fixed rates for specified intervals over their life. These bonds are callable at our option on the step-up or step-down dates.

The following table presents interest rate payment terms for consolidated obligation bonds for which we are primary obligor at the dates indicated.

As of	December 31, 2025	December 31, 2024
Fixed-rate	$58,135	$64,926
Variable-rate	14,866	12,645
Step-up	3,895	5,584
Step-down	—	15
Par value	$76,896	$83,170

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of December 31, 2025 and December 31, 2024. Refer to Note 16 - Commitments and Contingencies for further details.

Par value as of	December 31, 2025			December 31, 2024
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$716,005	$435,779	$1,151,784	$863,788	$329,180	$1,192,968
FHLB Chicago as primary obligor	76,896	53,430	130,326	83,170	36,921	120,091
As a percent of the FHLB System	11%	12%	11%	10%	11%	10%

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 11 - Affordable Housing Program

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) contains provisions for the establishment of an AHP by each FHLB. Through this program, we provide subsidies in the form of direct grants for members to support the acquisition, construction, and/or rehabilitation of affordable housing. Annually, each FHLB must set aside for its AHP the greater of 10% of its current year's income subject to assessments (e.g., excluding any interest expense related to MRCS), or the prorated sum required to ensure the aggregate contribution by the FHLBs is no less than $100 million. The exclusion of interest expense related to MRCS is a regulatory calculation that was established by the FHFA. Interest expense related to MRCS for 2025, 2024, and 2023, was, respectively, $2 million, $7 million, and $17 million. We accrue the statutory AHP assessment monthly based on our income subject to assessments and recognize an AHP liability. Corresponding AHP awards are primarily granted in the subsequent year, and as disbursements are made, the AHP liability is reduced. The statutory AHP assessment funds affordable housing grants through our AHP General Fund and DPP Programs.

The Bank also voluntarily contributes additional amounts to our DPP programs above the statutory AHP assessment. Expenses related to voluntary contributions to the DPP programs are accrued when considered to be probable and estimable based on member demand (not to exceed a limit established by the Bank’s Board of Directors). Such expenses are recorded to the AHP liability until disbursed.

The income statement effect of our voluntary Community Investment contributions reduces net income before assessments which, in turn, reduces the statutory AHP assessment each year. As such, we have committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. The line item below titled “Supplemental voluntary contributions to AHP” represents this amount. Our supplemental voluntary contributions to AHP are accrued and disbursed in the same manner as our statutory AHP assessment.

The following table summarizes the changes in the AHP liability for the periods indicated.

For the years ended December 31,	2025	2024	2023
AHP liability balance at beginning of year	$160	$139	$99
AHP assessment	73	70	75
Voluntary DPP expense [a]	10	11	20
Supplemental voluntary contributions to AHP [a]	6	10	—
Cash disbursements for voluntary DPP	(10)	(11)	(17)
AHP assessments paid	(64)	(59)	(38)
AHP liability balance at end of year	$175	$160	$139
a    Voluntary DPP expense and supplemental voluntary contributions to AHP are recorded in voluntary Community Investment contributions in our Statements of Income.

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS)

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

As of	December 31, 2025		December 31, 2024
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$5,648	$9,267	$5,164	$8,582
Total regulatory capital ratio	4.00%	6.56%	4.00%	6.65%
Leverage capital	$7,060	$13,899	$6,456	$12,873
Leverage capital ratio	5.00%	9.84%	5.00%	9.97%
Risk-based capital	$1,948	$9,267	$1,845	$8,582

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

Capital Concentration

There were no members (including any successors) that had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of December 31, 2025.

Mandatorily Redeemable Capital Stock (MRCS)

The following table shows our MRCS redemption terms by year payable.

As of December 31, 2025	Amount
Two to three years	$1
Three to four years	2
Four to five years	27
Mandatorily Redeemable Capital Stock	$30

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

Dividends

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On January 23, 2026 our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 3.90% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the fourth quarter of 2025. This dividend totaled $80 million (recorded as $79 million dividends on capital stock and $1 million interest expense on mandatorily redeemable capital stock) and was paid on February 13, 2026. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

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

The JCE Agreement provides that each FHLB is required to contribute 20% of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLB's average balance of outstanding consolidated obligations for the calendar quarter.

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 13 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized - Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post-Retirement Plans	AOCI
For the years ended December 31,
2025
Beginning balance	$(33)	$67	$8	$42
Other comprehensive income before reclassification - recorded to the Statements of Condition	218	(20)	2	200
Amounts reclassified in period to Statements of Income:
Net interest income		(23)		(23)
Noninterest expense			(1)	(1)
Ending balance	$185	$24	$9	$218

2024
Beginning balance	$(198)	$72	$10	$(116)
Other comprehensive income before reclassification - recorded to the Statements of Condition	165	35	(2)	198
Amounts reclassified in period to Statements of Income:
Net interest income		(40)		(40)
Ending balance	$(33)	$67	$8	$42

2023
Beginning balance	$(179)	$102	$(11)	$(88)
Other comprehensive income before reclassification - recorded to the Statements of Condition	(19)	12	22	15
Amounts reclassified in period to Statements of Income:
Net interest income		(42)		(42)
Noninterest expense			(1)	(1)
Ending balance	$(198)	$72	$10	$(116)

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

Relevant information concerning the Pension Plan is outlined below:

•The Pension Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333.
•A single Form 5500 is filed on behalf of all employers who participate in the Pension Plan. A Form 5500 was not available for the Pension Plan year ended June 30, 2025, as of the date of filing of this Form 10-K filing.
•Our contributions for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 was not more than 5% of the total contributions to the Pension Plan.
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

Pension Plan	2025	2024	2023
Net pension cost (minimum required contribution) including administrative fees, charged to compensation and benefits expense for the years ended December 31,	$9	$10	$10
Prepaid pension contributions, in other assets, as of December 31,	39	47	55
Plan funded status as of the plan years ended June 30,	114%	112%	114%
Our portion of plan funded status as of the plan years ended June 30,	132%	135%	145%
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

MPF Loans held in portfolio. We measure the fair value of our entire mortgage loan portfolio based on to-be-announced (TBA) securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises, and adjust that fair value amount for nonaccrual MPF Loans held in portfolio. The prices of the referenced mortgage-backed securities and the MPF Loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Prices are then adjusted for differences in coupon, average loan rate, seasoning, settlements, purchase market spread, loan balance, and cash flow remittance between our MPF Loans and the referenced mortgage-backed securities.

MPF Loans held for sale (included in Other Assets). We measure the fair value of our MPF Loans HFS portfolio based on TBA securities, which represent quoted market prices for new mortgage-backed securities issued by U.S. government-sponsored enterprises.

Derivative assets/liabilities. Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. We estimate the fair value of a derivative that is not transacted in such an active market using standard valuation techniques, such as discounted cash-flow analysis. We are subject to nonperformance risk in derivative transactions due to the potential default by our derivative counterparties or a DCO. To mitigate this risk, we have entered into master netting agreements and credit support agreements with our derivative counterparties for our bilaterally executed derivative contracts that provide for the daily delivery of collateral. We apply the “portfolio exception” for purposes of determining the nonperformance risk adjustment, if any, to the fair value of our derivative instruments. As a result, we measure the nonperformance risk adjustment on our derivative instruments by taking into consideration the effects of legally enforceable master netting agreements that allow us to settle positive and negative positions and offset collateral with the same counterparty on a net basis.

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

Interest-rate related:

•Discount rate assumption. OIS or SOFR swap curve depending on the terms of the derivative.

•Forward interest rate assumption for rate resets. Swap curve of index rate of the instrument (e.g., SOFR or Fed Funds Effective Rate).

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

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Fair Value Estimates

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the Statements of Condition. Fair value estimates represent the exit prices that we would receive to sell assets or pay to transfer liabilities in an orderly transaction with market participants at the measurement date. They do not represent an estimate of our overall market value as a going concern, as they do not take into account future business opportunities or profitability of assets and liabilities. We measure instrument-specific credit risk attributable to our consolidated obligations based on our nonperformance risk, which includes the credit risk associated with the joint and several liability of other FHLBs, see Note 16 - Commitments and Contingencies. As a result, we did not recognize any instrument-specific credit risk attributable to our consolidated obligations that are carried at fair value. See Note 2 - Summary of Significant Accounting Policies for our fair value policies and Note 9 - Derivatives and Hedging Activities for more information on the Netting and Cash Collateral amounts. The net carrying amount in the below table is net of any allowance for credit losses.

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
As of December 31, 2025
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,893	$2,893	$2,893
Federal funds sold and securities purchased under agreements to resell	27,470	27,470		$27,470
Held-to-maturity debt securities	1,463	1,466		1,462	$4
Advances	61,004	61,188		61,188
MPF Loans held in portfolio, net	14,722	13,998		13,987	11
Other assets	400	400		400
Carried at fair value on a recurring basis
Trading debt securities	4,749	4,749		4,749
Available-for-sale debt securities	28,032	28,032		28,032
Advances	141	141		141
Derivative assets	53	53		800		$(747)
Other assets	53	53		53
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	9	9			9
Financial assets	140,989	$140,452	$2,893	$138,282	$24	$(747)
Other nonfinancial assets	213
Assets	$141,202
Carried at amortized cost
Deposits	$(1,279)	$(1,279)		$(1,279)
Consolidated obligation discount notes	(6,731)	(6,728)		(6,728)
Consolidated obligation bonds	(75,788)	(75,091)		(75,091)
Mandatorily redeemable capital stock	(30)	(30)	$(30)
Other liabilities	(530)	(530)		(530)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(46,448)	(46,448)		(46,448)
Consolidated obligation bonds	(507)	(507)		(507)
Derivative liabilities	(3)	(3)		(732)		$729
Financial liabilities	(131,316)	$(130,616)	$(30)	$(131,315)	$—	$729
Other nonfinancial liabilities	(431)
Liabilities	$(131,747)

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
As of December 31, 2024
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,602	$2,602	$2,602
Federal funds sold and securities purchased under agreements to resell	27,113	27,113		$27,113
Held-to-maturity debt securities	1,666	1,662		1,657	$5
Advances	55,717	55,852		55,852
MPF Loans held in portfolio, net	13,309	12,112		12,103	9
Other assets	377	377		377
Carried at fair value on a recurring basis
Trading debt securities	3,240	3,240		3,240
Available-for-sale debt securities	24,654	24,654		24,654
Advances	130	130		130
Derivative assets	18	18		1,084		$(1,066)
Other assets	57	57		57
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	11	11			11
Financial assets	128,894	$127,828	$2,602	$126,267	$25	$(1,066)
Other nonfinancial assets	218
Assets	$129,112
Carried at amortized cost
Deposits	$(840)	$(840)		$(840)
Consolidated obligation discount notes	(36,739)	(36,738)		(36,738)
Consolidated obligation bonds	(73,469)	(72,213)		(72,213)
Mandatorily redeemable capital stock	(4)	(4)	$(4)
Other liabilities	(505)	(505)		(505)
Carried at fair value on a recurring basis
Consolidated obligation bonds	(8,390)	(8,390)		(8,390)
Derivative liabilities	(27)	(27)		(1,421)		$1,394
Financial liabilities	(119,974)	$(118,717)	$(4)	$(120,107)	$—	$1,394
Other nonfinancial liabilities	(518)
Liabilities	$(120,492)

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

For the years ended December 31,	2025	2024	2023
Advances	$6	$—	$10
Discount notes	(7)	(2)	1
Bonds	(3)	—	(21)
Other	(1)	(1)	(1)
Noninterest income (loss) - Instruments held under the fair value option	$(5)	$(3)	$(11)

The following table reflects the difference between the aggregate UPB outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected. None of the advances were 90 days or more past due and none were on nonaccrual status.

As of	December 31, 2025		December 31, 2024
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$145	$500	$140	$8,290
Fair value over (under) UPB	(4)	7	(10)	100
Fair value	$141	$507	$130	$8,390

Federal Home Loan Bank of Chicago
Notes to Financial Statements
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 16 - Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations.

As of	December 31, 2025				December 31, 2024
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$6,651	$6,223	[a]	$12,874	$6,252	$6,656	[a]	$12,908
MPF delivery commitments	176	—		176	93	—		93
Advance commitments	10	—		10	445	—		445
Housing authority standby bond purchase agreements	150	427		577	134	388		522
Unsettled consolidated obligation discount notes	2,050	—		2,050	—	—		—
Unsettled consolidated obligation bonds	95	—		95	835	—		835
Other	—	—		—	2	—		2
Commitments	$9,132	$6,650		$15,782	$7,761	$7,044		$14,805
a    Contains $5.2 billion and $5.9 billion of member standby letters of credit at December 31, 2025 and December 31, 2024, which were renewable annually.

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

Housing authority standby bond purchase agreements. We enter into agreements with state housing authorities within our district to provide them liquidity for a fee. Specifically, if required under the terms of the agreement, we purchase and hold a state housing authority's bonds until their designated marketing agent can find a suitable investor or the state housing authority repurchases the bond. As of December 31, 2025, these standby bond purchase commitments expire no later than 2030, although some may be renewable at our option. We purchased no bonds under these agreements during the periods presented above.

Advance commitments. We enter into forward-starting advances, which lock in a predetermined interest rate for an advance that will be funded at a future date subject to certain conditions.

MPF delivery commitments. Includes delivery commitments to purchase all MPF Loans, including MPF Loans we hold in our portfolio and MPF Loans that are subsequently sold or securitized.

Contingencies

Joint and Several Liability on Behalf of Another FHLB. We have a contingent obligation for the payment of principal and interest on consolidated obligations of all the FHLBs resulting from our joint and several liability. We did not expect to pay any additional amounts under our joint and several liability as of December 31, 2025 and December 31, 2024.

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

Note 17 - Transactions with Related Parties and Other FHLBs

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

As of	December 31, 2025	December 31, 2024
Assets - Advances	$313	$580
Liabilities - Deposits	17	7
Equity - Capital Stock	21	31

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. These transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.

We have also, from time to time, assumed the outstanding consolidated obligations of another FHLB rather than issue new consolidated obligations. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the year ended December 31, 2025 and December 31, 2024, the Bank did not assume any debt from other FHLBs. During the year ended December 31, 2023, the Bank assumed consolidated obligation discount notes with a par value of $4.32 billion from the FHLB of Atlanta with a corresponding transfer of funds to the Bank from the FHLB of Atlanta.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		By:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	March 10, 2026		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		By:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	March 10, 2026		(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Ericson	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2026
Michael A. Ericson

/s/ Virxhini Gjonzeneli	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2026
Virxhini Gjonzeneli

*/s/ Michelle L. Gross	Chairperson of the Board of Directors	March 10, 2026
Michelle L. Gross

*/s/ Daniel G. Watts	Vice Chairperson of the Board of Directors	March 10, 2026
Daniel G. Watts

*/s/ Dean A. Ahlers	Director	March 10, 2026
Dean A. Ahlers

*/s/ Kathleen Burns	Director	March 10, 2026
Kathleen Burns

*/s/ Joseph Fazio III	Director	March 10, 2026
Joseph Fazio III

*/s/ Betsy A. Johnson	Director	March 10, 2026
Betsy A. Johnson
S-1

Federal Home Loan Bank of Chicago

Signature	Title	Date

*/s/ Phyllis Lockett	Director	March 10, 2026
Phyllis Lockett

*/s/ Kevin L. Newell	Director	March 10, 2026
Kevin L. Newell

*/s/ John W. Pietrowicz	Director	March 10, 2026
John W. Pietrowicz

*/s/ Bradley J. Schroeder	Director	March 10, 2026
Bradley J. Schroeder

*/s/ Lois A. Scott	Director	March 10, 2026
Lois A. Scott

*/s/ Ty R. Taylor	Director	March 10, 2026
Ty R. Taylor

*/s/ Kenneth D. Thompson	Director	March 10, 2026
Kenneth D. Thompson

*/s/ Mary R. Wright	Director	March 10, 2026
Mary R. Wright

* By: /s/ Laura M. Turnquest		March 10, 2026
Laura M. Turnquest, Attorney-in-fact

S-2