Form 10-Q
period 2026-03-31
Federal Home Loan Bank of Chicago
filed 2026-05-07
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, the registrant had 39,102,525 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$26	$103
Interest-bearing deposits	2,990	2,790
Federal funds sold	8,193	4,295
Securities purchased under agreements to resell	15,300	23,175
Investment debt securities -
Trading	5,242	4,749
Available-for-sale, $28,594 and $27,847 amortized cost, includes $808 and $807 pledged as collateral that may be repledged	28,772	28,032
Held-to-maturity, $748 and $1,466 fair value	748	1,463
Investment debt securities	34,762	34,244
Advances, $130 and $141 carried at fair value	65,448	61,145
MPF Loans held in portfolio, net of $(4) and $(4) allowance for credit losses	14,883	14,731
Derivative assets	15	53
Other assets, $52 and $53 carried at fair value	664	666
net of $(9) and $(9) allowance for credit losses
Assets	$142,281	$141,202

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$353	$312
Demand and overnight - interest-bearing, $15 and $17 from other FHLBs	949	967
Deposits	1,302	1,279
Consolidated obligations, net -
Discount notes, $30,771 and $46,448 carried at fair value	38,447	53,179
Bonds, $1,503 and $507 carried at fair value	91,382	76,295
Consolidated obligations, net	129,829	129,474
Derivative liabilities	81	3
Affordable Housing Program liability	179	175
Mandatorily redeemable capital stock	29	30
Other liabilities	1,017	786
Liabilities	132,437	131,747
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 28 and 26 million shares issued and outstanding	2,824	2,620
Class B2 membership stock, 11 and 10 million shares issued and outstanding	1,057	953
Capital stock - putable, $100 and $100 par value per share	3,881	3,573
Retained earnings - unrestricted	4,544	4,491
Retained earnings - restricted	1,206	1,173
Retained earnings	5,750	5,664
Accumulated other comprehensive income (loss)	213	218
Capital	9,844	9,455
Liabilities and capital	$142,281	$141,202

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,
	2026	2025
Interest income	$1,493	$1,488
Interest expense	1,259	1,252
Net interest income	234	236
Provision for (reversal of) credit losses	—	(1)
Net interest income after provision for (reversal of) credit losses	234	237

Noninterest income (loss) -
Trading securities	(9)	24
Derivatives and hedging activities	17	(18)
Instruments held under the fair value option	10	—
MPF fees, $8 and $8 from other FHLBs	10	9
Other, net	3	4
Noninterest income (loss)	31	19

Noninterest expense -
Compensation and benefits	35	33
Nonpayroll operating expenses	28	24
Voluntary Community Investment contributions	10	15
Federal Housing Finance Agency and Office of Finance	6	6
Other, net	3	2
Noninterest expense	82	80

Income before assessments	183	176

Affordable Housing Program assessment	18	18

Net income	$165	$158

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,
	2026	2025
Net income	$165	$158

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(7)	61
Net unrealized gain (loss) cash flow hedges	5	(27)
Postretirement plans	(3)	—
Other comprehensive income (loss)	(5)	34

Comprehensive income (loss)	$160	$192

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2025	26	$2,620	10	$953	$4,491	$1,173	$218	$9,455
Comprehensive income (loss)					132	33	(5)	160
Issuance of capital stock	8	793	—	1				794
Repurchases of capital stock	—	—	(5)	(481)				(481)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	(4)				(5)
Transfers between classes of capital stock	(6)	(588)	6	588
Cash dividends - class B1 annualized rate and amount		9.25%			(75)			(75)
Cash dividends - class B2 annualized rate and amount				3.90%	(4)			(4)
Total change in period	2	204	1	104	53	33	(5)	389
March 31, 2026	28	$2,824	11	$1,057	$4,544	$1,206	$213	$9,844

December 31, 2024	24	$2,443	8	$824	$4,269	$1,042	$42	$8,620
Comprehensive income (loss)					127	31	34	192
Issuance of capital stock	6	561	—	—				561
Repurchases of capital stock	—	—	(4)	(445)				(445)
Transfers between classes of capital stock	(6)	(577)	6	577
Cash dividends - class B1 annualized rate and amount		9.25%			(68)			(68)
Cash dividends - class B2 annualized rate and amount				4.20%	(4)			(4)
Total change in period	—	(16)	2	132	55	31	34	236
March 31, 2025	24	$2,427	10	$956	$4,324	$1,073	$76	$8,856

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Three months ended March 31,	2026	2025
Operating	Net cash provided by (used in) operating activities	$251	$(315)
Investing	Net change interest-bearing deposits	(200)	—
	Net change federal funds sold	(3,898)	(1,899)
	Net change securities purchased under agreements to resell	7,875	5,975
	Trading debt securities -
	Proceeds from maturities and paydowns	—	751
	Purchases	(505)	(1,495)
	Available-for-sale debt securities -
	Proceeds from maturities and paydowns	315	212
	Purchases	(891)	(635)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	1,776	1,907
	Purchases	(1,061)	(791)
	Advances -
	Principal collected	671,303	547,770
	Issued	(675,684)	(547,660)
	MPF Loans held in portfolio -
	Principal collected	598	281
	Purchases	(759)	(495)
	Other investing activities	(4)	(4)
	Net cash provided by (used in) investing activities	(1,135)	3,917
Financing	Net change deposits, $(2) and $2 from other FHLBs	23	92
	Discount notes -
	Net proceeds from issuance	85,903	98,387
	Payments for maturing and retiring	(100,472)	(100,046)
	Consolidated obligation bonds -
	Net proceeds from issuance	40,489	19,185
	Payments for maturing and retiring	(25,364)	(21,273)
	Capital stock -
	Proceeds from issuance	794	561
	Repurchases	(481)	(445)
	Cash dividends paid	(79)	(72)
	Other financing activities	(6)	—
	Net cash provided by (used in) financing activities	807	(3,611)
	Net increase (decrease) in cash and due from banks	(77)	(9)
	Cash and due from banks at beginning of period	103	32
	Cash and due from banks at end of period	$26	$23

Supplemental	Cash activities
	Interest paid	$1,315	$1,072
	Statutory Affordable Housing Program assessments paid	16	12
	Noncash activities
	Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	9	31
	Investment securities purchased but settled in subsequent periods	281	311

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

As a privately-capitalized, member-owned cooperative, we do business with our member financial institutions and former members (under limited circumstances). Specifically, we provide credit principally in the form of secured loans called advances. We also provide liquidity for home mortgage loans to members approved as Participating Financial Institutions (PFIs) through the Mortgage Partnership Finance® (MPF®) Program.

All our members are required to purchase our capital stock as a condition of membership. Our capital stock is not publicly traded, and is issued, repurchased or redeemed at par value, $100 per share, subject to certain statutory and regulatory limits.

Our accounting and financial reporting policies conform to generally accepted accounting principles in the United States of America (GAAP).

In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited condensed financial statements and the accompanying notes should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2025, included in our 2025 Annual Report on Form 10-K (2025 Form 10-K) starting on page F-1, as filed with the Securities and Exchange Commission (SEC).

Unless otherwise specified, references to we, us, our, and the Bank are to the Federal Home Loan Bank of Chicago.

“Mortgage Partnership Finance”, “MPF”, “MPF Xtra”, "Downpayment Plus", "DPP", "Downpayment Plus Advantage", "DPP Advantage", and "Community First" are federally registered trademarks of the Federal Home Loan Bank of Chicago.

Refer to the Glossary of Terms starting on page 52 for the definitions of certain terms used herein.

Basis of Presentation

Refer to Note 1 - Background and Basis of Presentation to the financial statements in our 2025 Form 10-K with respect to our use of estimates and assumptions, basis of presentation for single reportable operating segment and chief operating decision-maker, consolidation of variable interest entities and our gross versus net presentation of financial instruments for further details.

Note 2 - Summary of Significant Accounting Policies

Our significant accounting policies adopted through December 31, 2025, can be found in Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2025 Form 10-K.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 - Recently Adopted and Issued Accounting Guidance

Accounting Guidance Yet To Be Adopted

Accounting Standards Update (ASU)	Description	Beginning Interim and Annual (unless otherwise noted)	Review Status
Interim Reporting - Narrow-Scope Improvements (ASU 2025-11)	This update clarifies and improves the interim reporting guidance by providing a comprehensive list of required interim disclosures and clarifying when interim reporting guidance is applicable, without expanding or reducing current interim disclosure requirements. The amendments add a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material effect on the entity.	January 1, 2028. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on interim disclosures.
Hedge Accounting Improvements (ASU 2025-09)	This update expands the hedged risks permitted in cash flow hedges. It also eliminates the net written option test in certain instances.	January 1, 2027. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on its financial statements.
Purchased Loans (ASU 2025-08)	This update expands the use of the gross-up approach for acquired financial assets by requiring that purchased seasoned loans be accounted for using this method.	January 1, 2027. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on its financial statements.
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)	This update removes all references to prescriptive and sequential software development stages. It requires an entity to start capitalizing software costs when management has committed to funding the project and it is probable that the project will be completed and used for its intended function.	January 1, 2028. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on its financial statements.
Disaggregation of Income Statement Expenses, as amended (ASU 2024-03)	This update requires disclosure in the notes to the financial statements, of specified information about certain costs and expenses on an interim and annual basis.	Effective for the annual period ending December 31, 2027, and the interim and annual periods thereafter. Early adoption is permitted.	The Bank has evaluated the requirements under the ASU and does not expect a significant impact to its financial statement disclosure once effective. The Bank does not intend to early adopt.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

	Three months ended March 31,
	2026	2025
Interest income -

Trading	$40	$28

Available-for-sale interest income	329	341
Available-for-sale prepayment fees	1	—
Available-for-sale	330	341

Held-to-maturity	20	23

Investment debt securities	390	392

Advances interest income	768	781
Advances prepayment fees, net	1	—
Advances	769	781

MPF Loans held in portfolio	158	140
Federal funds sold	69	78
Securities purchased under agreements to resell	76	59
Interest-bearing deposits	30	36
Other	1	2

Interest income	1,493	1,488

Interest expense -

Consolidated obligations -
Discount notes	469	407
Bonds	779	833

Other	11	12

Interest expense	1,259	1,252

Net interest income	$234	$236

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

Trading Debt Securities

The following table presents our trading debt securities by major security type at fair value.

As of	March 31, 2026	December 31, 2025
U.S. Government & other government related	$5,241	$4,747
MBS
GSE	1	2
Trading debt securities	$5,242	$4,749

The following table presents our gains and losses on trading debt securities recorded in Trading securities on our Condensed Statements of Income.

	Three months ended March 31,
	2026	2025
Net unrealized gains (losses) on securities held at period end	$(9)	$18
Net realized gains (losses) on securities sold/matured during the period	—	6
Net gains (losses) on trading debt securities	$(9)	$24

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of March 31, 2026
U.S. Government & other government related	$3,058		$25	$(78)	$3,005
State or local housing agency	5		—	—	5
FFELP ABS	1,173		30	(3)	1,200
MBS
GSE	22,991		240	(41)	23,190
Government guaranteed	1,367		5	—	1,372
Available-for-sale debt securities	$28,594		$300	$(122)	$28,772

As of December 31, 2025
U.S. Government & other government related	$3,059		$22	$(81)	$3,000
State or local housing agency	5		—	—	5
FFELP ABS	1,207		31	(2)	1,236
MBS
GSE	22,804		255	(40)	23,019
Government guaranteed	772		1	(1)	772
Available-for-sale debt securities	$27,847		$309	$(124)	$28,032
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of March 31, 2026
U.S. Government & other government related	$652		$2	$(5)	$649
MBS
GSE	89		3	—	92
Government guaranteed	3		—	—	3
Other	4		—	—	4
Held-to-maturity debt securities	$748		$5	$(5)	$748

As of December 31, 2025
U.S. Government & other government related	$1,360		$3	$(2)	$1,361
MBS
GSE	95		2	—	97
Government guaranteed	4		—	—	4
Other	4		—	—	4
Held-to-maturity debt securities	$1,463		$5	$(2)	$1,466
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

	Available-for-Sale		Held-to-Maturity
As of March 31, 2026	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Other debt securities
Due in one year or less	$592	$592	$252	$252
Due after one year through five years	675	668	94	92
Due after five years through ten years	432	434	268	267
Due after ten years	1,364	1,316	38	38
MBS and FFELP ABS	25,531	25,762	96	99
Total debt securities	$28,594	$28,772	$748	$748

As of December 31, 2025
Other debt securities
Due in one year or less	$590	$590	$1,021	$1,021
Due after one year through five years	710	703	81	80
Due after five years through ten years	392	395	172	175
Due after ten years	1,372	1,317	86	85
MBS and FFELP ABS	24,783	25,027	103	105
Total debt securities	$27,847	$28,032	$1,463	$1,466

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of March 31, 2026
U.S. Government & other government related	$116	$(1)	$724	$(77)	$840	$(78)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	230	(3)	230	(3)
MBS
GSE	412	(1)	4,041	(40)	4,453	(41)
Government guaranteed	294	—	2	—	296	—
Available-for-sale debt securities	$822	$(2)	$5,002	$(120)	$5,824	$(122)

As of December 31, 2025
U.S. Government & other government related	$88	$—	$768	$(81)	$856	$(81)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	239	(2)	239	(2)
MBS
GSE	14	—	4,049	(40)	4,063	(40)
Government guaranteed	572	(1)	1	—	573	(1)
Available-for-sale debt securities	$674	$(1)	$5,062	$(123)	$5,736	$(124)

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

As of	March 31, 2026		December 31, 2025
	Par Value Amount	Weighted Average Contractual Interest Rate	Par Value Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$35,084	3.78%	$32,541	3.83%
One to two years	9,004	3.71%	6,673	3.70%
Two to three years	5,261	3.23%	5,993	3.37%
Three to four years	3,542	3.66%	3,526	3.67%
Four to five years	3,672	3.72%	3,641	3.66%
Five to fifteen years	8,339	3.46%	8,271	3.46%
More than fifteen years	826	5.25%	701	5.22%
Total	$65,728	3.69%	$61,346	3.72%

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated.

As of	March 31, 2026	December 31, 2025
Par value	$65,728	$61,346
Fair value hedging adjustments	(216)	(137)
Other adjustments	(64)	(64)
Advances	$65,448	$61,145

The following advance borrower exceeded 10% of our advances outstanding.

As of March 31, 2026	Par Value	% of Total Outstanding
The Northern Trust Company	$8,500	12.9%

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

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase. We have an allowance for credit losses on our MPF Loans and we have elected to exclude accrued interest receivable from the amortized cost in the following table. See Note 8 - Allowance for Credit Losses for further details on these amounts.

As of	March 31, 2026	December 31, 2025
Medium term (15 years or less)	$1,336	$1,345
Long term (greater than 15 years)	13,355	13,197
Unpaid principal balance	14,691	14,542
Net premiums, credit enhancement, and/or deferred loan fees	202	202
Fair value hedging and delivery commitment basis adjustments	(6)	(9)
MPF Loans held in portfolio, before allowance for credit losses	14,887	14,735
Allowance for credit losses on MPF Loans	(4)	(4)
MPF Loans held in portfolio, net	$14,883	$14,731
Conventional mortgage loans	$13,690	$13,534
Government Loans	1,001	1,008
Unpaid principal balance	$14,691	$14,542

The above table excludes MPF Loans acquired under the MPF Xtra and MPF Government MBS products. See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2025 Form 10-K for information related to the accounting treatment of these off-balance sheet MPF Loan products.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 8 - Allowance for Credit Losses

See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2025 Form 10-K for further details regarding our accounting policies and methodologies pertaining to allowances for credit losses.

Our allowances for credit losses are immaterial due to the nature of our credit enhancements, collateral support, and/or the credit worthiness of our counterparties. See Note 8 - Allowance for Credit Losses to the financial statements in our 2025 Form 10-K for more information.

Key Credit Quality Indicator on our conventional MPF Loans

Amounts past due 30 days or more on conventional MPF Loans at March 31, 2026 and December 31, 2025 totaled $135 million and $138 million, respectively, and are based on amortized cost, which excludes accrued interest receivable.

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	March 31, 2026	December 31, 2025
MPF Loans held in portfolio	$102	$105
HTM securities	4	9
AFS securities	108	118
Interest-bearing deposits	8	7
Federal funds sold	1	—
Securities purchased under agreements to resell	2	2
Advances	173	159
Accrued interest receivable	$398	$400

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 9 - Derivatives and Hedging Activities

We use non-speculative bilateral and cleared derivative transactions to manage interest rate and credit risk. We use fair value and cash flow hedge strategies to mitigate interest rate risk, and require collateral agreements and daily margin changes to mitigate credit risk. Refer to Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2025 Form 10-K for our accounting policies for derivatives, and Note 9 - Derivatives and Hedging Activities to the financial statements in our 2025 Form 10-K for a detailed description of our derivatives and hedging activities, and variation and initial margin requirements.

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

As of	March 31, 2026			December 31, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$103,675	$705	$754	$109,216	$788	$731
Derivatives not in hedge accounting relationships-
Interest rate contracts	37,668	6	4	52,582	11	1
Mortgage delivery commitments	264	1	—	214	1	—
Other	109	1	—	110	—	—
Derivatives not in hedge accounting relationships	38,041	8	4	52,906	12	1
Gross derivatives amount before netting adjustments and cash collateral	$141,716	713	758	$162,122	800	732
Netting adjustments and cash collateral		(698)	(677)		(747)	(729)
Derivatives on Condensed Statements of Condition		$15	$81		$53	$3
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$391			$349
Cash collateral received and related accrued interest	412			367

The following table presents the noninterest income (loss) - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended March 31,
For the periods ending	2026	2025
Economic hedges -
Interest rate contracts	$14	$(20)
Mortgage delivery commitments	3	4
Other	—	(2)
Economic hedges	17	(18)
Noninterest income (loss) - Derivatives and hedging activities	$17	$(18)

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

	Derivative Assets
	As of March 31, 2026			As of December 31, 2025
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$698	$14	$712	$742	$57	$799
Netting adjustments and cash collateral	(684)	(14)	(698)	(731)	(16)	(747)
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on Condensed Statements of Condition	15	—	15	12	41	53
Net amount	$15	$—	$15	$12	$41	$53

	Derivative Liabilities
	As of March 31, 2026			As of December 31, 2025
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$678	$80	$758	$716	$16	$732
Netting adjustments and cash collateral	(663)	(14)	(677)	(713)	(16)	(729)
Derivatives on Condensed Statements of Condition	15	66	81	3	—	3
Less:
Noncash collateral received or pledged and can be sold or repledged	—	66	66	—	—	—
Net amount	$15	$—	$15	$3	$—	$3

We pledged $808 million and $807 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at March 31, 2026 and December 31, 2025.

At March 31, 2026 and December 31, 2025, we had $742 million and $807 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of March 31, 2026 and December 31, 2025, we did not pledge or receive initial margin with our bilateral derivative counterparties.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Fair Value Hedges

The following table presents our fair value hedging results by the type of hedged item. Changes in the fair value of the derivative and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Gains (losses) on derivatives include unrealized changes in fair value, as well as net interest settlements. The line for Other, if applicable, relates to discontinued closed fair value hedges on MPF Loans held for portfolio that are being amortized over the remaining life of the loans.

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$119	$(61)	$58	$(373)	$470	$97
Advances	116	(79)	37	(160)	258	98
Consolidated obligation bonds	(115)	37	(78)	178	(343)	(165)
Total	$120	$(103)	$17	$(355)	$385	$30

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of March 31, 2026	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$23,876	$(1,218)	$94	$(1,124)
Advances	33,304	(216)	—	(216)
Consolidated obligation bonds	42,885	(625)	(8)	(633)
Other	114	—	1	1

As of December 31, 2025
Available-for-sale securities	$23,689	$(1,167)	$103	$(1,064)
Advances	33,892	(137)	—	(137)
Consolidated obligation bonds	48,115	(587)	(9)	(596)
Other	120	—	2	2

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Cash Flow Hedges

The following table presents our cash flow hedging results by type of hedged item. Additionally, the table indicates where cash flow hedging results are classified in our Condensed Statements of Income. In this regard, the Amount Reclassified from AOCI into Net Interest Income column below includes the following:

•The amortization of closed cash flow hedging adjustments, which are reclassified from Accumulated Other Comprehensive Income (AOCI) into the interest income/expense line item of the respective hedged item type.

•The effect of net interest settlements attributable to open derivative hedging instruments, which are initially recorded in AOCI and are reclassified to the interest income/expense line item of the respective hedged item type.

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$3	$3	$(5)	$7
Bonds	5	—	(14)	1
Total	$8	$3	$(19)	$8

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 10 - Consolidated Obligations

The FHLBs issue consolidated obligations, which consist of discount notes and consolidated obligation bonds, through the Office of Finance, which acts as their agent. Consolidated obligation discount notes are used to raise short-term funding, while consolidated obligation bonds are generally used to raise long-term funding.

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	March 31, 2026	December 31, 2025
Consolidated obligation discount notes - carrying amount	$38,447	$53,179
Consolidated obligation discount notes - principal amount	38,671	53,430
Weighted Average Interest Rate	3.60%	3.76%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of March 31, 2026	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$55,753	3.32%	$75,771
One to two years	11,612	3.47%	11,336
Two to three years	5,771	3.39%	3,155
Three to four years	3,396	4.10%	864
Four to five years	3,577	2.96%	446
Thereafter	11,914	3.81%	451
Total par value	$92,023	3.42%	$92,023

The following table presents consolidated obligation bonds, for which we are the primary obligor, outstanding by call feature.

As of	March 31, 2026	December 31, 2025
Noncallable	$50,300	$34,722
Callable	41,723	42,174
Par value	92,023	76,896
Fair value hedging adjustments	(633)	(596)
Other adjustments	(8)	(5)
Consolidated obligation bonds	$91,382	$76,295

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of March 31, 2026, and December 31, 2025. Refer to Note 16 - Commitments and Contingencies to the financial statements in our 2025 Form 10-K for further details.

Par value as of	March 31, 2026			December 31, 2025
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$761,188	$443,249	$1,204,437	$716,005	$435,779	$1,151,784
FHLB Chicago as primary obligor	92,023	38,671	130,694	76,896	53,430	130,326
As a percent of the FHLB System	12%	9%	11%	11%	12%	11%

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS)

For details on our capital stock, MRCS, repurchase of excess stock, and minimum capital requirements, including how the ratios below were calculated, see Minimum Capital Requirements in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2025 Form 10-K.

We complied with our minimum regulatory capital requirements as shown below.

As of	March 31, 2026		December 31, 2025
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$5,691	$9,660	$5,648	$9,267
Total regulatory capital ratio	4.00%	6.79%	4.00%	6.56%
Leverage capital	$7,114	$14,490	$7,060	$13,899
Leverage capital ratio	5.00%	10.18%	5.00%	9.84%
Risk-based capital	$1,921	$9,660	$1,948	$9,267

Total regulatory capital and leverage capital includes MRCS but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

In accordance with FHFA guidance, we maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end.

Capital Concentration

There were no members (including any successors) that had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of March 31, 2026.

Dividend Payments

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On April 21, 2026 our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 3.65% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2026. This dividend totaled $82 million (recorded as $81 million dividends on capital stock and $1 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on May 15, 2026. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized - Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post-Retirement Plans	AOCI
Three months ended March 31, 2026
Beginning balance	$185	$24	$9	$218
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(7)	8	(1)	—
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(3)		(3)
Noninterest expense			(2)	(2)
Ending balance	$178	$29	$6	$213

Three months ended March 31, 2025
Beginning balance	$(33)	$67	$8	$42
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	61	(19)	1	43
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(8)		(8)
Noninterest expense			(1)	(1)
Ending balance	$28	$40	$8	$76

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 13 - Fair Value

The following table is a summary of the fair value estimates and related levels in the hierarchy. The carrying amounts are per the Condensed Statements of Condition. See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2025 Form 10-K for our fair value policies and Note 15 - Fair Value to the financial statements in our 2025 Form 10-K for our valuation techniques and significant inputs. See Note 9 - Derivatives and Hedging Activities for more information on the Netting and Cash Collateral amounts. The net carrying amount in the below table is net of any allowance for credit losses.

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
As of March 31, 2026
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$3,016	$3,016	$3,016
Federal funds sold and securities purchased under agreements to resell	23,493	23,493		$23,493
Held-to-maturity debt securities	748	748		744	$4
Advances	65,318	65,436		65,436
MPF Loans held in portfolio, net	14,875	14,097		14,081	16
Other assets	398	398		398
Carried at fair value on a recurring basis
Trading debt securities	5,242	5,242		5,242
Available-for-sale debt securities	28,772	28,772		28,772
Advances	130	130		130
Derivative assets	15	15		713		$(698)
Other assets	52	52		52
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	8	8			8
Financial assets	142,067	$141,407	$3,016	$139,061	$28	$(698)
Other nonfinancial assets	214
Assets	$142,281

Carried at amortized cost
Deposits	$(1,302)	$(1,302)		$(1,302)
Consolidated obligation discount notes	(7,676)	(7,674)		(7,674)
Consolidated obligation bonds	(89,879)	(89,095)		(89,095)
Mandatorily redeemable capital stock	(29)	(29)	$(29)
Other liabilities	(550)	(550)		(550)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(30,771)	(30,771)		(30,771)
Consolidated obligation bonds	(1,503)	(1,503)		(1,503)
Derivative liabilities	(81)	(81)		(758)		$677
Financial liabilities	(131,791)	$(131,005)	$(29)	$(131,653)	$—	$677
Other nonfinancial liabilities	(646)
Liabilities	$(132,437)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

As of December 31, 2025
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,893	$2,893	$2,893
Federal funds sold and securities purchased under agreements to resell	27,470	27,470		$27,470
Held-to-maturity debt securities	1,463	1,466		1,462	$4
Advances	61,004	61,188		61,188
MPF Loans held in portfolio, net	14,722	13,998		13,987	11
Other assets	400	400		400
Carried at fair value on a recurring basis
Trading debt securities	4,749	4,749		4,749
Available-for-sale debt securities	28,032	28,032		28,032
Advances	141	141		141
Derivative assets	53	53		800		$(747)
Other assets	53	53		53
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	9	9			9
Financial assets	140,989	$140,452	$2,893	$138,282	$24	$(747)
Other nonfinancial assets	213
Assets	$141,202

Carried at amortized cost
Deposits	$(1,279)	$(1,279)		$(1,279)
Consolidated obligation discount notes	(6,731)	(6,728)		(6,728)
Consolidated obligation bonds	(75,788)	(75,091)		(75,091)
Mandatorily redeemable capital stock	(30)	(30)	$(30)
Other liabilities	(530)	(530)		(530)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(46,448)	(46,448)		(46,448)
Consolidated obligation bonds	(507)	(507)		(507)
Derivative liabilities	(3)	(3)		(732)		$729
Financial liabilities	(131,316)	$(130,616)	$(30)	$(131,315)	$—	$729
Other nonfinancial liabilities	(431)
Liabilities	$(131,747)

We had no transfers between levels for the periods shown.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Fair Value Option

We may elect the fair value option for financial instruments, such as advances, MPF Loans held for sale, and consolidated obligation discount notes and bonds, in cases where hedge accounting treatment may not be achieved due to the inability to meet the hedge effectiveness testing criteria, or in certain cases where we wish to mitigate the risk associated with selecting the fair value option for other instruments. Financial instruments for which we elected the fair value option along with their related fair value are shown on our Condensed Statements of Condition. Refer to Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2025 Form 10-K for further details.

The following table reflects the difference between the aggregate unpaid principal balance (UPB) outstanding and the aggregate fair value for our long term financial instruments for which the fair value option has been elected.

As of	March 31, 2026		December 31, 2025
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$135	$1,500	$145	$500
Fair value over (under) UPB	(5)	3	(4)	7
Fair value	$130	$1,503	$141	$507

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 14 - Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations unless otherwise noted.

As of	March 31, 2026				December 31, 2025
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$6,507	$5,674	[a]	$12,181	$6,651	$6,223	[a]	$12,874
MPF delivery commitments [b]	205	—		205	176	—		176
Advance commitments	202	—		202	10	—		10
Housing authority standby bond purchase agreements	97	478		575	150	427		577
Unsettled consolidated obligation discount notes	599	—		599	2,050	—		2,050
Unsettled consolidated obligation bonds	1,682	—		1,682	95	—		95
Commitments	$9,292	$6,152		$15,444	$9,132	$6,650		$15,782
a    Contains $4.6 billion and $5.2 billion of member standby letters of credit as of March 31, 2026, and December 31, 2025, which were renewable annually.
b    MPF delivery commitments are on-balance sheet derivatives that are estimated at fair value.

For a description of the commitments in the table above see Note 16 - Commitments and Contingencies to the financial statements in our 2025 Form 10-K.

Note 15 - Transactions with Related Parties and Other FHLBs

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

As of	March 31, 2026	December 31, 2025
Assets - Advances	$402	$313
Liabilities - Deposits	17	17
Equity - Capital Stock	23	21

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Below are selected financial data for the last five quarters.

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Other selected data at period end
Member standby letters of credit outstanding	$12,181	$12,874	$13,416	$13,983	$11,833
MPF Loans par value outstanding - FHLB System [a]	77,233	76,794	75,840	74,418	72,740
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	21,197	21,155	20,909	20,584	20,334
Number of members	631	637	634	635	643
Total employees (full and part time)	466	475	476	478	472
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$2,907	$3,312	$3,481	$3,525	$2,092
Quarterly number of PFIs funding MPF products - FHLB System	583	594	634	610	552
MPF Loans par value amounts funded - FHLB Chicago PFIs	$815	$974	$914	$794	$530
Quarterly number of PFIs funding MPF products - FHLB Chicago	158	159	160	162	155
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.79%	6.56%	6.55%	6.31%	6.96%
Market value of equity to book value of equity	101%	102%	102%	101%	102%
Primary mission asset ratio [b]	70.9%	71.2%	71.2%	71.6%	71.2%
Dividend rate class B1 activity stock-period paid	9.25%	9.25%	9.25%	9.25%	9.25%
Dividend rate class B2 membership stock-period paid	3.90%	4.30%	4.35%	4.35%	4.20%
Return on average assets	0.45%	0.47%	0.52%	0.44%	0.49%
Return on average equity	6.78%	7.18%	8.00%	6.78%	7.12%
Average equity to average assets	6.64%	6.55%	6.50%	6.49%	6.88%
Net yield on average interest-earning assets	0.64%	0.70%	0.68%	0.70%	0.74%
Cash dividends	$79	$79	$79	$71	$72
Dividend payout ratio	47.88%	46.02%	42.70%	47.02%	45.57%
a    Includes all MPF products, whether on or off our balance sheet. See Mortgage Partnership Finance Program beginning on page 8 in our 2025 Form 10-K for details on our various MPF products.
b    Annual average year to date basis. The FHFA issued an advisory bulletin that provides guidance relating to a primary mission asset ratio by which the FHFA will assess each FHLB's core mission achievement. See Mission Asset Ratio on page 5 in our 2025 Form 10-K for more information.

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, changes in perception, guidance, regulation, and/or legislation relating to housing finance, the Federal Home Loan Banks (FHLBs), or government-sponsored enterprise (GSE) reform; changes in the federal executive administration and the Congress; changes in our regulator or changes affecting our regulator and changes in the FHLB Act or applicable regulations or changes in their application; the impact of government shutdowns; and the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

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

•regulatory changes to FHLB membership requirements, capital requirements, Mortgage Partnership Finance (MPF) Program requirements, and liquidity requirements by the FHFA, and increased guidance from the FHFA impacting our balance sheet management, product structures, and collateral practices;

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

For a more detailed discussion of the risk factors applicable to us, see Risk Factors starting on page 16 in our 2025 Form 10-K.

These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events, changed circumstances, or any other reason.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

First Quarter 2026 Financial Highlights

•Advances outstanding increased to $65.4 billion at March 31, 2026, compared to $61.1 billion at December 31, 2025, driven by increased borrowings from depository and insurance company members.

•MPF Loans held in portfolio increased to $14.9 billion at March 31, 2026, compared to $14.7 billion at December 31, 2025, as acquisition volume outpaced principal paydowns.

•Total investment debt securities increased to $34.8 billion at March 31, 2026, compared to $34.2 billion at December 31, 2025, primarily attributable to an increase in investment in Ginnie Mae reverse mortgage-backed securities.

•Total liquid assets decreased to $26.5 billion at March 31, 2026, compared to $30.4 billion at December 31, 2025. We intend to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $142.3 billion, up from $141.2 billion at December 31, 2025, reflecting growth in advances activity, mostly offset by a reduction in the liquidity portfolio.

•Letters of credit commitments decreased to $12.2 billion at March 31, 2026, compared to $12.9 billion at December 31, 2025, attributable to decreased usage from members for public unit deposits.

•We recorded net income of $165 million in the first quarter of 2026, up $7 million compared to the first quarter of 2025. The increase was primarily driven by the increase in noninterest income described below.

•In the first quarter of 2026, noninterest income (loss) was $31 million, up $12 million compared to the first quarter of 2025, largely due to gains on derivatives and hedging activities and instruments held under the fair value option. This increase was partially offset by losses on trading securities.

•In the first quarter of 2026, noninterest expense was $82 million, up $2 million compared to the first quarter of 2025, primarily driven by higher nonpayroll operating expenses, as we continue our planned investment in information technology, specifically applications, infrastructure, and resiliency.

•As of March 31, 2026, we remained in compliance with all our regulatory capital requirements.

Summary and Outlook

First Quarter 2026 Dividends and Dividend Guidance

On April 21, 2026, the Board of Directors declared a dividend of 9.25% (annualized) for Class B1 activity stock and a dividend of 3.65% (annualized) for Class B2 membership stock based on preliminary financial results for the first quarter of 2026. The dividend for the first quarter of 2026 will be paid by crediting members’ accounts on May 15, 2026. The Bank pays a higher dividend per share on activity stock compared to membership stock to recognize members’ support of the cooperative through the use of our products. We expect to maintain at least a 9.00% (annualized) dividend for Class B1 activity stock for the second and third quarters of 2026, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payment remains subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Housing and Community Development

Statutory Affordable Housing Program (AHP) Assessments: The Bank commits 10% of its income before assessments to support the affordable housing and community development needs of communities served by its members as required by statute. As of March 31, 2026, the Bank accrued $18 million to its AHP pool of funds for 2027. For a discussion of the Bank's total AHP assessment to fund its AHP programs in 2026, see Community Investment Activities starting on page 10 of the 2025 Form 10-K.

Voluntary Housing and Community Development Contributions: In addition to the Bank's statutory AHP assessments, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities to increase funding available to members. Through the first quarter of 2026, the Bank contributed $10 million in community investment grants and subsidies supporting its Community Advance product, as recognized in noninterest expense in its financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Critical Accounting Estimates

For a detailed description of our Critical Accounting Estimates see page 33 in our 2025 Form 10-K.

There have been no significant changes to our critical accounting estimates subsequent to December 31, 2025.

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

•MPF CE Income payments.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	March 31, 2026			March 31, 2025			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$34,580	$390	4.51%	$30,029	$392	5.22%	$59	$(61)	$(2)
Advances	77,993	769	3.94%	67,487	781	4.63%	123	(135)	(12)
MPF Loans held in portfolio	14,824	158	4.26%	13,435	140	4.17%	15	3	18
Federal funds sold	7,648	69	3.61%	7,241	78	4.31%	4	(13)	(9)
Securities purchased under agreements to resell	8,303	76	3.66%	5,514	59	4.28%	30	(13)	17
Interest-bearing deposits	3,292	30	3.65%	3,292	36	4.37%	—	(6)	(6)
Other interest-earning assets	62	1	6.45%	62	2	12.90%	—	(1)	(1)
Interest-earning assets	146,702	1,493	4.07%	127,060	1,488	4.68%	231	(226)	5
Noninterest-earning assets	1,991			1,626
Total assets	$148,693			$128,686

Consolidated obligation discount notes	51,510	469	3.64%	38,425	407	4.24%	139	(77)	62
Consolidated obligation bonds	83,755	779	3.72%	77,845	833	4.28%	63	(117)	(54)
Deposits and other interest-bearing liabilities	1,238	11	3.55%	1,157	12	4.15%	1	(2)	(1)
Interest-bearing liabilities	136,503	1,259	3.69%	117,427	1,252	4.26%	203	(196)	7
Noninterest-bearing liabilities	2,422			2,404
Total liabilities	$138,925			$119,831

Net yield on interest-earning assets	$146,702	$234	0.64%	$127,060	$236	0.74%	$35	$(37)	$(2)

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

•Interest income from investment debt securities decreased due to lower overall market interest rates in 2026 compared to 2025, mostly offset by increased volume.

•Interest income from advances decreased primarily due to lower overall market interest rates in 2026 compared to 2025, mostly offset by increased volume.

•Interest income from MPF Loans held in portfolio increased primarily due to acquisition volume that outpaced principal paydowns. Secondarily, the new loans acquired were originated at higher mortgage rates than the loans paid down, increasing the yield earned in 2026 compared to 2025.

•Interest income from overnight federal funds sold decreased due to lower overall market interest rates in 2026 compared to 2025, despite increased volume.

•Interest income from securities purchased under agreements to resell increased primarily due to increased volume, despite lower overall market interest rates in 2026 compared to 2025.

•Interest income from interest-bearing deposits decreased primarily due to lower overall market interest rates in 2026 compared to 2025.

•Interest expense on our consolidated obligation discount notes increased primarily due to increased volume, despite lower overall market interest rates in 2026 compared to 2025.

•Interest expense on our consolidated obligation bonds decreased primarily due to lower overall market interest rates in 2026 compared to 2025, despite increased volume.

•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 37.

Noninterest Income

	Three months ended March 31,
	2026	2025
Trading securities	$(9)	$24
Derivatives and hedging activities	17	(18)
Instruments held under the fair value option	10	—
MPF fees, $8 and $8 from other FHLBs	10	9
Other, net	3	4
Noninterest income (loss)	$31	$19

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Noninterest income (loss) increased for the three months ended March 31, 2026, largely due to gains on derivatives and hedging activities and instruments held under the fair value option. This increase was partially offset by losses on trading securities.

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

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended March 31, 2026
Recorded in net interest income	$37	$58	$—	$3	$(78)	$—	$20
Recorded in derivatives and hedging activities	1	15	4	(3)	—	—	17
Recorded in trading securities	—	(9)	—	—	—	—	(9)
Recorded on instruments held under the fair value option	(1)	—	—	10	1	—	10
Total net effect gain (loss) of hedging activities	$37	$64	$4	$10	$(77)	$—	$38

Three months ended March 31, 2025
Recorded in net interest income	$98	$97	$—	$7	$(164)	$—	$38
Recorded in derivatives and hedging activities	(2)	(17)	1	—	—	—	(18)
Recorded in trading securities	—	24	—	—	—	—	24
Recorded on instruments held under the fair value option	2	—	1	—	(3)	—	—
Total net effect gain (loss) of hedging activities	$98	$104	$2	$7	$(167)	$—	$44

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees earned for the three months ended March 31, 2026 were comparable to the prior period in 2025.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Noninterest Expense

	Three months ended March 31,
	2026	2025
Compensation and benefits	$35	$33
Nonpayroll operating expenses	28	24
Voluntary Community Investment contributions	10	15
Federal Housing Finance Agency and Office of Finance	6	6
Other, net	3	2
Noninterest expense	$82	$80

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits for the three months ended March 31, 2026 were comparable to the prior period in 2025. We had 466 employees as of March 31, 2026, compared to 472 employees as of March 31, 2025.

Nonpayroll operating expenses increased for the three months ended March 31, 2026, as we continue our planned investment in information technology, specifically applications, infrastructure, and resiliency.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Voluntary Community Investment contributions for the three months ended March 31, 2026 decreased compared to the prior period in 2025, primarily driven by changes in the timing and availability, as well as member utilization of our community investment programs in 2026 compared to 2025.

As required by statute, we allocate 10% of net income before assessments to fund affordable housing grants through the AHP General Fund and the Downpayment Plus® (DPP®) Programs (see Note 11 - Affordable Housing Program to the financial statements in our 2025 Form 10-K for further details.) We appreciate that additional funds would be beneficial in meeting community needs in affordable housing, as well as business and community development. For 2026, in addition to the 10% statutory allocation, our Board of Directors approved an allocation of 10% of prior year net income before assessments to discretionary funds to support our community needs. We expect to expense these funds throughout the year in our financial statements; however, the Bank’s voluntary Community Investment contributions remain subject to many factors, including progress on initiating new programs, the nature of the programs, and utilization by members. For further discussion of risks faced by the Bank, see Risk Factors starting on page 16 in our 2025 Form 10-K.

Federal Housing Finance Agency and Office of Finance expenses consist of our share of the funding for the FHFA, our regulator, and the Office of Finance, which manages the consolidated obligation debt issuances of the FHLBs.

As noted in Noninterest Income on page 36, we earn MPF fees from the MPF Program, a majority of which are from other FHLBs, but also include income from other third party investors. These fees are designed to compensate us for the expenses we incur to administer the program. Our expenses relating to the MPF fees earned are included in the relevant line items in the noninterest expense table shown above. The following table summarizes MPF related fees and expenses.

	Three months ended March 31,
	2026	2025
MPF fees earned	$10	$9
Expenses related to MPF fees earned	8	8

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2025 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended March 31,		Balance remaining in AOCI as of
	2026	2025	March 31, 2026
Net unrealized gain (loss) available-for-sale debt securities	$(7)	$61	$178
Net unrealized gain (loss) cash flow hedges	5	(27)	29
Postretirement plans	(3)	—	6
Other comprehensive income (loss)	$(5)	$34	$213

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on AFS securities for the three months ended March 31, 2026 was primarily driven by widening spreads to swaps in 2026. The net unrealized gain on AFS securities for the three months ended March 31, 2025 was primarily driven by tightening spreads to swaps in 2025. As these securities approach maturity, we expect the net unrealized gains or losses in our AOCI as of March 31, 2026 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges for the three months ended March 31, 2026 was primarily driven by the movement in market interest rates in 2026. The net unrealized loss on cash flow hedges for the three months ended March 31, 2025 was primarily driven by the movement in market interest rates in 2025.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of March 31, 2026 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	March 31, 2026	December 31, 2025
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$26,509	$30,363
Investment debt securities	34,762	34,244
Advances	65,448	61,145
MPF Loans held in portfolio, net of allowance for credit losses	14,883	14,731
Other, net of allowance for credit losses	679	719
Assets	$142,281	$141,202

Consolidated obligation discount notes	$38,447	$53,179
Consolidated obligation bonds	91,382	76,295
Other	2,608	2,273
Liabilities	132,437	131,747
Capital stock	3,881	3,573
Retained earnings	5,750	5,664
Accumulated other comprehensive income (loss)	213	218
Capital	9,844	9,455
Total liabilities and capital	$142,281	$141,202

The following is an analysis of the above table and comparisons apply to March 31, 2026 compared to December 31, 2025.

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

In the first quarter of 2026, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities slightly increased at the end of the first quarter of 2026 compared to year-end 2025, primarily attributable to an increase in investment in Ginnie Mae reverse mortgage-backed securities.

Advances

Advances increased at the end of the first quarter of 2026 compared to year-end 2025, driven by increased borrowings from depository and insurance company members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at the end of the first quarter of 2026 compared to year-end 2025, as acquisition volume outpaced principal paydowns. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending March 31, 2026, we maintained a liquidity position in accordance with FHFA regulations and guidance, which may be amended from time to time, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements for the foreseeable future. See Liquidity, Funding, & Capital Resources on page 44 in our 2025 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:

Overnight Liquidity - Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $5.0 billion as of March 31, 2026). As of March 31, 2026, our overnight liquidity was $33.5 billion or 24% of total assets, giving us an excess overnight liquidity of $28.6 billion.

Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of March 31, 2026, we had excess liquidity of $64.1 billion to support member deposits.

Liquidity Reserves - As discussed on page 45 in the Liquidity, Funding, & Capital Resources section in our 2025 Form 10-K, FHFA guidance requires that: (i) we hold positive cash flow for a period of between ten to thirty calendar days, assuming no access to the capital markets and renewal of all maturing advances; (ii) we maintain liquidity reserves between one and 20 percent of our outstanding letter of credit commitments; (iii) we manage funding gaps for three-month and one-year maturities; and (iv) we monitor liquidity and funding balances to reduce refunding risk. In an effort to satisfy our liquidity requirements, we target a minimum amount of positive cash flow for the next five calendar days at the beginning of each day and generally maintain increased balances in short-term or liquidity investments.

The following table presents the unpaid principal balance of (1) MPF Loans held in portfolio, (2) AFS securities, and (3) HTM securities (including ABS and MBS investments), by expected principal cash flows. The table is illustrative of our assumptions about the expected cash flows of our assets, including prepayments made in advance of maturity.

	MPF Loans	Investment Debt Securities
As of March 31, 2026	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,972	$1,403	$310
After one year through five years	5,091	11,151	134
After five years through ten years	3,688	14,537	266
After ten years	3,940	2,696	39
Total	$14,691	$29,787	$749

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 16 in our 2025 Form 10-K.

Funding

For a discussion of our sources of funding, see Sources of Funding starting on page 47 in our 2025 Form 10-K.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Conditions in Financial Markets

In the first quarter of 2026, uncertainty about the economic environment and volatility in the financial markets, including heightened volatility across interest rates, increased following the start of the military conflict between the United States and Iran. For further discussion on how unfavorable economic and market conditions, including those stemming from geopolitical instability, could adversely affect the Bank’s business activities and results of operation, see Risk Factors starting on page 16 of the Bank’s 2025 Form 10-K.

Additionally, in line with market expectations, the Federal Open Market Committee (FOMC) did not cut rates at its January 2026 meeting. Further, as anticipated, the FOMC kept the fed funds range unchanged at its meeting in March 2026. Remarks following the meeting cited low job gains, somewhat elevated inflation as well as uncertainty stemming from recent geopolitical events and higher oil prices.

We maintained ready access to funding throughout the first quarter of 2026.

Condensed Statements of Cash Flows

Net cash flows from operating activities

Three months ended March 31,	2026	2025
Net cash provided by (used in) operating activities	$251	$(315)

In 2026, the majority of our operating cash inflows were related to cash received from clearinghouses to settle mark-to-market positions and net income. In 2025, the majority of our operating cash outflows were related to cash paid to clearinghouses to settle mark-to-market positions.

Net cash flows from investing activities with significant activity

Three months ended March 31,	2026	2025
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$3,777	$4,076
Investment debt securities	(366)	(51)
Advances	(4,381)	110
MPF Loans held in portfolio	(161)	(214)
Other	(4)	(4)
Net cash provided by (used in) investing activities	$(1,135)	$3,917

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

•In 2026, our net cash outflows from investment debt securities were primarily attributable to an increase in investment in Ginnie Mae reverse mortgage-backed securities. In 2025, our net cash outflows from investment debt securities were primarily attributable to an increase in investment in U.S. Treasuries.

•In 2026, our net cash outflows from advances were primarily attributable to increased borrowings from depository institutions and insurance company members. In 2025, our net cash inflows for advances were attributable to depository members experiencing lower funding needs on their balance sheets along with reduced loan demand, which resulted in paydowns.

•In 2026 and 2025, our net cash outflows for MPF Loans held in portfolio were due to acquisition volume that outpaced principal paydowns.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Net cash flows from financing activities with significant activity

Three months ended March 31,	2026	2025
Consolidated obligation discount notes	$(14,569)	$(1,659)
Consolidated obligation bonds	15,125	(2,088)
Other	251	136
Net cash provided by (used in) financing activities	$807	$(3,611)

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the three months ended March 31, unless otherwise stated.

•In 2026, we paid down our discount notes and increased our use of bonds to align with advantageous funding opportunities. In 2025, our net cash outflows for discount notes and bonds reflects a reduction in debt financing to match the overall decline in assets outstanding as discussed in investing activities above.

•In 2026, our net cash inflows for Other were primarily due to proceeds from issuance of our capital stock. In 2025, our net cash inflows for Other were primarily due to proceeds from issuance of our capital stock and cash from deposits.

Capital Resources

Capital Rules

Each member is required to own capital stock as set forth in our amended and restated Capital Plan, effective May 3, 2021 (Capital Plan). We may only redeem or repurchase capital stock from a member if, following the redemption or repurchase, the member continues to meet its minimum investment requirement, and we remain in compliance with our regulatory capital requirements. For details on our capital stock requirements and our repurchase and redemption requirements, see Capital Resources on page 50 in our 2025 Form 10-K. For details on our minimum regulatory capital requirements see Note 11 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the condensed financial statements in this Form 10-Q, and Minimum Capital Requirements in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2025 Form 10-K. Under the terms of our Capital Plan, our Board of Directors is authorized to amend the Capital Plan, and the FHFA must approve all such amendments before they become effective.

We offer a reduced capitalization advance program permitting members to borrow advances with a lower activity stock requirement than under our Capital Plan's general provisions. This program is further described in Reduced Capitalization Advance Program on page 50 in our 2025 Form 10-K.

Dividend Payments

We may not pay dividends if we fail to satisfy our minimum capital and/or liquidity requirements under the FHLB Act and FHFA regulations. On April 21, 2026, our Board of Directors declared a 9.25% dividend (annualized) for Class B1 activity stock and a 3.65% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the first quarter of 2026. This dividend totaled $82 million (recorded as $81 million dividends on capital stock and $1 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on May 15, 2026.

Although we continue to work to maintain our financial strength to support a reasonable dividend, any future dividend payment remains subject to declaration by our Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant. For further information on our Retained Earnings and Dividend Policy, see page 53 in our 2025 Form 10-K.

Joint Capital Enhancement Agreement

We continue to allocate 20% of our net income each quarter to a restricted retained earnings account in accordance with the Joint Capital Enhancement Agreement that we entered into with the other FHLBs, as further discussed in Joint Capital Enhancement Agreement in Note 12 - Capital and Mandatorily Redeemable Capital Stock (MRCS) to the financial statements in our 2025 Form 10-K.

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

Credit Risk Management

Managing Our Credit Risk Exposure Related to Member Credit Products

Our credit risk rating system focuses primarily on our members' overall financial health and takes into account the member's asset quality, earnings, and capital position. For further information, please see Credit Risk Management starting on page 56 in our 2025 Form 10-K.

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations and other obligations make up the rest. Of the total credit outstanding, $65.7 billion were advances (par value) and $12.2 billion were letters of credit at March 31, 2026, compared to $61.3 billion and $12.9 billion at December 31, 2025.

	March 31, 2026			December 31, 2025
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	482	$77,250	$189,623	494	$73,476	$188,204
4	13	867	1,357	12	899	1,400
5	2	172	180	4	248	293
Total	497	$78,289	$191,160	510	$74,623	$189,897

Members assigned a 4 rating in the above table were required to submit specific collateral listings and the members assigned a 5 rating were required to deliver collateral to us or to a third party custodian on our behalf.

MPF Loans and Related Exposures

For details on our allowance for credit losses on MPF Loans, please see Note 8 - Allowance for Credit Losses to the financial statements in our 2025 Form 10-K.

Credit Risk Exposure - Our credit risk exposure on conventional MPF Loans held in portfolio is the potential for financial loss due to borrower default and depreciation in the value of the real estate collateral securing the MPF Loan, offset by: (a) the borrower's equity (which represents the fair value of the underlying property in excess of the outstanding MPF Loan held in portfolio balance), and (b) our ability to recover losses from primary mortgage insurance, Recoverable CE Income, and the CE Amount (which may include supplemental mortgage insurance (SMI)). The Participating Financial Institution (PFI) is required to pledge collateral to secure any portion of its CE Amount that is a direct obligation of the PFI. For further details see Loss Structure for Credit Risk Sharing Products on page 9 in our 2025 Form 10-K, and Credit Risk Exposure and Setting Credit Enhancement Levels starting on page 59 in our 2025 Form 10-K.

For details on our mortgage repurchase risk in connection with our sale of MPF Loans to third party investors and MPF Loans securitized into MBS when a loan eligibility requirement or other warranty is breached, see Mortgage Repurchase Risk on page 60 in our 2025 Form 10-K.

Investment Debt Securities

We hold a variety of investment debt securities, mostly government backed or insured securities. There have been no material changes in the credit ratings of these securities since December 31, 2025. We believe these investments are currently low risk. For further details see Investment Debt Securities on page 61 in our 2025 Form 10-K.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Unsecured Short-Term Investments

See Unsecured Short-Term Investments on page 64 in our 2025 Form 10-K for further details on our unsecured short-term investments as well as policies and procedures to limit and monitor our unsecured credit risk exposure.

The following table presents the credit ratings of our unsecured investment counterparties, organized by the domicile of the counterparty or, where the counterparty is a U.S. branch or agency office of a foreign commercial bank, by the domicile of the counterparty's parent. While FHFA regulations require the use of internal credit ratings that do not rely exclusively on ratings reported by Nationally Recognized Statistical Rating Organizations (NRSROs), the table below reflects the lowest long-term debt rating reported among the three largest NRSROs for presentation purposes only. The unsecured investment credit exposure presented in the table may not reflect the average or maximum exposure during the period as the table reflects only the balances at period end.

As of March 31, 2026	AA	A	Total
Domestic U.S.
Interest-bearing deposits	$1,000	$1,990	$2,990
Foreign commercial banks - federal funds sold:
Australia	1,100	—	1,100
Canada	—	2,100	2,100
Finland	493	—	493
Germany	—	1,100	1,100
Netherlands	—	800	800
Norway	1,500	—	1,500
Sweden	1,100	—	1,100
Total U.S. branches and agency offices of foreign commercial banks	4,193	4,000	8,193
Total unsecured credit exposure	$5,193	$5,990	$11,183

All $11.18 billion of the unsecured credit exposure shown in the above table were overnight investments.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Managing Our Credit Risk Exposure Related to Derivative Agreements

The Bank manages certain credit risk through its regular monitoring of our exposure across various credit products and financial instruments, including derivative agreements, for any potential impacts related to economic or financial disruptions. See Note 9 - Derivatives and Hedging Activities to the financial statements in our 2025 Form 10-K for a discussion of how we manage our credit risk exposure related to derivative agreements. We have credit exposure on net asset positions where we have not received adequate collateral from our counterparties. We also have credit exposure on net liability positions where we have pledged collateral in excess of our liability to a counterparty.

The following table presents our derivative positions where we have such credit exposures. While FHFA regulations require the use of internal credit ratings that do not rely exclusively on ratings reported by the NRSROs, the table below reflects the lowest long-term debt rating reported among the three largest NRSROs for presentation purposes only. Noncash collateral pledged consists of initial margin we posted through our Futures Commission Merchants (FCMs), on behalf of the Derivatives Clearing Organizations (DCOs) for cleared derivatives and is included in our cleared derivative positions with credit exposure. Noncash collateral pledged also consists of net initial margin exchanged on our bilateral derivatives, which for presentation purposes we have reported on a net basis.

	Net Derivative Fair Value Before Collateral	Cash Collateral Pledged	Noncash Collateral Pledged	Net Credit Exposure to Counterparties	[a]
As of March 31, 2026
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$34	$(32)	$—	$2

Overcollateralized liability positions -
Bilateral derivatives -
A	(63)	69	—	6
BBB	(265)	270	—	5
Cleared derivatives	(66)	—	808	742
Nonmember counterparties	(360)	307	808	755
Member counterparties	1	—	—	1
Total	$(359)	$307	$808	$756
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant legislative and regulatory actions and developments are summarized below.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could affect the financial condition, results of operations, and reputation of the Bank. For example, the FHFA repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBs, effective March 9, 2026, citing the administration’s deregulatory priorities.

March 2026 Executive Orders. On March 13, 2026, the federal executive administration issued two executive orders that address mortgage credit availability and housing affordability and are pertinent to the FHLBs. One executive order directs the FHFA and other federal financial regulators to consider measures to expand access to mortgage credit, including potential adjustments to capital requirements for mortgage-related exposures; modernization of collateral valuation and transfer systems between the Federal Reserve Banks and the FHLBs; expansion of access to longer-dated FHLB advances tied to residential mortgage assets; development of targeted FHLB liquidity programs for entry-level housing, owner-occupied purchase loans and small residential builders; acceleration of collateral boarding and valuation processes through standardized data and digital documentation; and refocusing the FHLBs’ AHP to support faster execution and greater financial leverage for small-scale and owner-occupied housing projects. This executive order also directs the FHFA and the Federal Reserve Board to consider authorizing the FHLBs’ intermediate access to the Federal Reserve’s discount window for the FHLBs’ depository institution members under standardized collateral, operational, and risk-management protocols. In addition, the executive order directs the FHFA and other federal agencies to consider standardizing the acceptance of e-notes and promoting digital mortgage standards. In addition, the FHFA, in consultation with other relevant federal agencies, is required to submit a report evaluating the efficiency of national housing finance markets and identifying potential regulatory or legislative recommendations to address any regulatory or oversight gaps.

The second executive order directs the FHFA and other federal agencies to consider reducing regulatory barriers to affordable housing construction, including by eliminating or reforming rules or programs that constrain residential development and impede housing affordability, especially the construction of affordable single-family homes.

While these executive orders could potentially affect the Bank's liquidity products, collateral and operational requirements, capital deployment, and housing-related initiatives, they do not, by themselves, change existing regulations or program requirements applicable to the Bank and the other FHLBs. The nature, timing, and scope of any resulting changes remain uncertain and subject to further FHFA action, such as rulemaking or guidance. The Bank continues to monitor developments related to these executive orders and assess their potential effect on the Bank and its members.

January 2026 Executive Order. On January 20, 2026, the administration issued an executive order that seeks to restrict acquisitions by large institutional investors of single-family homes. Among other things, the executive order directs certain agencies, including the FHFA, to issue guidance to: (1) prevent agencies and GSEs from providing for, approving, insuring, guaranteeing, securitizing, or facilitating the acquisition by a large institutional investor of a single-family home that could otherwise be purchased by an individual owner-occupant, or disposing of federal assets in a manner that transfers a single-family home to a large institutional investor; and (2) promote sales to individual owner-occupants, including through anti-circumvention provisions, first-look policies, and disclosure requirements. The executive order also calls for legislative recommendations to codify related policies and directs certain agencies to conduct reviews and consider additional measures to combat speculation by large institutional investors in single-family housing markets. The Bank is unable to predict the nature of the guidance, measures or recommendations, or how each may affect the Bank’s businesses.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate effects on the Bank and the FHLB System. The Bank continues to monitor these actions as they evolve and to evaluate their potential effect on the Bank. For further discussion of related risks, see Risk Factors starting on page 16 in the 2025 Form 10-K.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our Asset/Liability Management Committee and its subcommittees provide oversight of our risk management practices and policies. This includes routine reporting to senior Bank management and the Board of Directors, as well as maintaining the Income and Market Value Risk Policy, which defines our interest rate risk limits. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk on page 66 in our 2025 Form 10-K for further discussion on market risk.

The table below reflects the expected change in market value of equity versus base market value of equity for the stated increase or decrease in interest rates based on our models and related loss limit for each scenario established in the policy.

	March 31, 2026		December 31, 2025
Scenario as of	Change in Market Value/Base Market Value of Equity	Loss Limit	Change in Market Value/Base Market Value of Equity	Loss Limit
-200 bp	2.7%	(8.7)%	3.0%	(8.7)%
-100 bp	1.6%	(3.9)%	1.9%	(3.9)%
-50 bp	0.9%	(1.8)%	1.0%	(1.8)%
-25 bp	0.4%	(0.9)%	0.5%	(0.9)%
+25 bp	(0.5)%	(0.9)%	(0.6)%	(0.9)%
+50 bp	(0.9)%	(1.8)%	(1.1)%	(1.8)%
+100 bp	(1.9)%	(3.9)%	(2.3)%	(3.9)%
+200 bp	(3.7)%	(8.7)%	(4.2)%	(8.7)%

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

The following table summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of March 31, 2026	As of December 31, 2025
Yield Curve Risk	$(10)	$(10)
Option Risk
Implied Volatility	6	7
Prepayment Speeds	1	1
Basis Risk
Spread to Swap Curve	(16)	(15)
Mortgage Spread	—	—

Yield curve risk - Change in market value for a one basis point parallel increase in the swap curve.
Option risk (implied volatility) - Change in market value for a one percent parallel increase in the swaption volatility.
Option risk (prepayment speeds) - Change in market value for a one percent increase in prepayment speeds.
Basis risk (spread to swap curve) - Change in market value for a one basis point parallel increase in the spread to the swap curve.
Basis risk (mortgage spread) - Change in market value for a one basis point increase in mortgage rates.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

As of March 31, 2026, our total sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $6 million, compared to $7 million at December 31, 2025. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	March 31, 2026	December 31, 2025
Down 200 bps	1.0	1.1
Base	1.7	2.2
Up 200 bps	1.8	1.9

As of March 31, 2026, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $130 million, and our market value of equity to book value of equity ratio was 101%, compared to $184 million and 102% at December 31, 2025. The decrease in the market value of equity to book value of equity was largely a result of funding spread widening in the markets.

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

Consolidated Obligations

Our disclosure controls and procedures include controls and procedures for accumulating and communicating information relating to our joint and several liability for the consolidated obligations of other FHLBs. For further information, see Item 9A. Controls and Procedures on page 75 in our 2025 Form 10-K.

Federal Home Loan Bank of Chicago

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any proceedings that might have a material effect on the Bank's financial condition or results of operations.
Item 1A. Risk Factors.

In addition to the information presented in this report, readers should carefully consider the factors set forth in the Risk Factors section starting on page 16 in our 2025 Form 10-K, which could materially affect our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also severely affect us.

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
b    Furnished herewith.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	May 7, 2026		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		Name:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	May 7, 2026		(Principal Financial Officer and Principal Accounting Officer)