Form 10-Q
period 2026-06-30
Federal Home Loan Bank of Chicago
filed 2026-08-06
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, the registrant had 41,679,233 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$35	$103
Interest-bearing deposits	3,460	2,790
Federal funds sold	8,585	4,295
Securities purchased under agreements to resell	28,175	23,175
Investment debt securities -
Trading	5,248	4,749
Available-for-sale, $29,104 and $27,847 amortized cost, includes $825 and $807 pledged as collateral that may be repledged	29,402	28,032
Held-to-maturity, $1,345 and $1,466 fair value	1,348	1,463
Investment debt securities	35,998	34,244
Advances, $130 and $141 carried at fair value	71,065	61,145
MPF Loans held in portfolio, net of $(4) and $(4) allowance for credit losses	15,151	14,731
Derivative assets	68	53
Other assets, $45 and $53 carried at fair value	676	666
net of $(9) and $(9) allowance for credit losses
Assets	$163,213	$141,202

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$293	$312
Demand and overnight - interest-bearing, $14 and $17 from other FHLBs	1,688	967
Deposits	1,981	1,279
Consolidated obligations, net -
Discount notes, $16,846 and $46,448 carried at fair value	68,190	53,179
Bonds, $506 and $507 carried at fair value	81,398	76,295
Consolidated obligations, net	149,588	129,474
Derivative liabilities	13	3
Affordable Housing Program liability	182	175
Mandatorily redeemable capital stock	30	30
Other liabilities	1,085	786
Liabilities	152,879	131,747
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 31 and 26 million shares issued and outstanding	3,111	2,620
Class B2 membership stock, 10 and 10 million shares issued and outstanding	1,027	953
Capital stock - putable, $100 and $100 par value per share	4,138	3,573
Retained earnings - unrestricted	4,606	4,491
Retained earnings - restricted	1,242	1,173
Retained earnings	5,848	5,664
Accumulated other comprehensive income (loss)	348	218
Capital	10,334	9,455
Liabilities and capital	$163,213	$141,202

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income	$1,565	$1,592	$3,058	$3,080
Interest expense	1,313	1,355	2,572	2,607
Net interest income	252	237	486	473
Provision for (reversal of) credit losses	1	3	1	2
Net interest income after provision for (reversal of) credit losses	251	234	485	471

Noninterest income (loss) -
Trading securities	(9)	13	(18)	37
Derivatives and hedging activities	21	(2)	38	(20)
Instruments held under the fair value option	(2)	1	8	1
MPF fees, $9, $7, $17 and $15 from other FHLBs	11	10	21	19
Other, net	4	—	7	4
Noninterest income (loss)	25	22	56	41

Noninterest expense -
Compensation and benefits	33	33	68	66
Nonpayroll operating expenses	35	29	63	53
Voluntary Community Investment contributions	6	22	16	37
Federal Housing Finance Agency and Office of Finance	4	4	10	10
Other, net	(2)	1	1	3
Noninterest expense	76	89	158	169

Income before assessments	200	167	383	343

Affordable Housing Program assessment	20	16	38	34

Net income	$180	$151	$345	$309

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$180	$151	$345	$309

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	120	(74)	113	(13)
Net unrealized gain (loss) cash flow hedges	14	(14)	19	(41)
Postretirement plans	1	—	(2)	—
Other comprehensive income (loss)	135	(88)	130	(54)

Comprehensive income (loss)	$315	$63	$475	$255

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
March 31, 2026	28	$2,824	11	$1,057	$4,544	$1,206	$213	$9,844
Comprehensive income (loss)					144	36	135	315
Issuance of capital stock	13	1,321	—	5				1,326
Repurchases of capital stock	—	—	(11)	(1,066)				(1,066)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(2)	—	(1)				(3)
Transfers between classes of capital stock	(10)	(1,032)	10	1,032
Cash dividends - class B1 annualized rate and amount		9.25%			(78)			(78)
Cash dividends - class B2 annualized rate and amount				3.65%	(4)			(4)
Total change in period	3	287	(1)	(30)	62	36	135	490
June 30, 2026	31	$3,111	10	$1,027	$4,606	$1,242	$348	$10,334

March 31, 2025	24	$2,427	10	$956	$4,324	$1,073	$76	$8,856
Comprehensive income (loss)					120	31	(88)	63
Issuance of capital stock	8	770	—	5				775
Repurchases of capital stock	—	—	(5)	(469)				(469)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(28)	—	(5)				(33)
Transfers between classes of capital stock	(5)	(501)	5	501
Cash dividends - class B1 annualized rate and amount		9.25%			(67)			(67)
Cash dividends - class B2 annualized rate and amount				4.35%	(4)			(4)
Total change in period	3	241	—	32	49	31	(88)	265
June 30, 2025	27	$2,668	10	$988	$4,373	$1,104	$(12)	$9,121

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2025	26	$2,620	10	$953	$4,491	$1,173	$218	$9,455
Comprehensive income (loss)					276	69	130	475
Issuance of capital stock	21	2,114	—	6				2,120
Repurchases of capital stock	—	—	(16)	(1,547)				(1,547)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(3)	—	(5)				(8)
Transfers between classes of capital stock	(16)	(1,620)	16	1,620
Cash dividends - class B1 annualized rate and amount		9.25%			(153)			(153)
Cash dividends - class B2 annualized rate and amount				3.78%	(8)			(8)
Total change in period	5	491	—	74	115	69	130	879
June 30, 2026	31	$3,111	10	$1,027	$4,606	$1,242	$348	$10,334

December 31, 2024	24	$2,443	8	$824	$4,269	$1,042	$42	$8,620
Comprehensive income (loss)					247	62	(54)	255
Issuance of capital stock	14	1,331	—	5				1,336
Repurchases of capital stock	—	—	(9)	(914)				(914)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(28)	—	(5)				(33)
Transfers between classes of capital stock	(11)	(1,078)	11	1,078
Cash dividends - class B1 annualized rate and amount		9.25%			(135)			(135)
Cash dividends - class B2 annualized rate and amount				4.28%	(8)			(8)
Total change in period	3	225	2	164	104	62	(54)	501
June 30, 2025	27	$2,668	10	$988	$4,373	$1,104	$(12)	$9,121

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Six months ended June 30,	2026	2025
Operating	Net cash provided by (used in) operating activities	$854	$(222)
Investing	Net change interest-bearing deposits	(670)	—
	Net change federal funds sold	(4,290)	(1,656)
	Net change securities purchased under agreements to resell	(5,000)	(4,125)
	Trading debt securities -
	Proceeds from maturities and paydowns	500	751
	Purchases	(1,010)	(1,698)
	Available-for-sale debt securities -
	Sales	8	—
	Proceeds from maturities and paydowns	522	383
	Purchases	(1,849)	(1,865)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	2,089	1,921
	Purchases	(1,974)	(1,626)
	Advances -
	Principal collected	1,550,569	1,144,000
	Issued	(1,560,703)	(1,150,469)
	MPF Loans held in portfolio -
	Principal collected	1,196	652
	Purchases	(1,633)	(1,245)
	Other investing activities	(9)	(10)
	Net cash provided by (used in) investing activities	(22,254)	(14,987)
Financing	Net change deposits, $(3) and $1 from other FHLBs	702	156
	Discount notes -
	Net proceeds from issuance	318,787	187,935
	Payments for maturing and retiring	(303,749)	(161,048)
	Consolidated obligation bonds -
	Net proceeds from issuance	49,969	31,313
	Payments for maturing and retiring	(44,781)	(43,427)
	Capital stock -
	Proceeds from issuance	2,120	1,336
	Repurchases	(1,547)	(914)
	Cash dividends paid	(161)	(143)
	Other financing activities	(8)	(6)
	Net cash provided by (used in) financing activities	21,332	15,202
	Net increase (decrease) in cash and due from banks	(68)	(7)
	Cash and due from banks at beginning of period	103	32
	Cash and due from banks at end of period	$35	$25

Supplemental	Cash activities
	Interest paid	$2,367	$2,136
	Statutory Affordable Housing Program assessments paid	33	26
	Noncash activities
	Transfer of MPF Loans held for sale in other assets to securitized mortgage loans in trading debt securities	15	64
	Investment securities purchased but settled in subsequent periods	277	239

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

Refer to the Glossary of Terms starting on page 54 for the definitions of certain terms used herein.

Basis of Presentation

Refer to Note 1 - Background and Basis of Presentation to the financial statements in our 2025 Form 10-K for further details with respect to our use of estimates and assumptions, basis of presentation for single reportable operating segment and chief operating decision-maker, consolidation of variable interest entities and our gross versus net presentation of financial instruments.

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 – Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income -

Trading	$47	$35	$87	$63

Available-for-sale interest income	333	350	662	691
Available-for-sale prepayment fees	1	—	2	—
Available-for-sale	334	350	664	691

Held-to-maturity	13	11	33	34

Investment debt securities	394	396	784	788

Advances interest income	842	856	1,610	1,637
Advances prepayment fees, net	—	—	1	—
Advances	842	856	1,611	1,637

MPF Loans held in portfolio	162	144	320	284
Federal funds sold	75	96	144	174
Securities purchased under agreements to resell	60	64	136	123
Interest-bearing deposits	32	36	62	72
Other	—	—	1	2

Interest income	1,565	1,592	3,058	3,080

Interest expense -

Consolidated obligations -
Discount notes	472	524	941	931
Bonds	829	816	1,608	1,649

Other	12	15	23	27

Interest expense	1,313	1,355	2,572	2,607

Net interest income	$252	$237	$486	$473

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

Trading Debt Securities

The following table presents our trading debt securities by major security type at fair value.

As of	June 30, 2026	December 31, 2025
U.S. Government & other government related	$5,247	$4,747
MBS
GSE	1	2
Trading debt securities	$5,248	$4,749

The following table presents our gains and losses on trading debt securities recorded in Trading securities on our Condensed Statements of Income.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net unrealized gains (losses) on securities held at period end	$(28)	$12	$(37)	$30
Net realized gains (losses) on securities sold/matured during the period	19	1	19	7
Net gains (losses) on trading debt securities	$(9)	$13	$(18)	$37

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of June 30, 2026
U.S. Government & other government related	$3,061		$13	$(81)	$2,993
State or local housing agency	5		—	—	5
FFELP ABS	1,139		30	(2)	1,167
MBS
GSE	23,178		353	(20)	23,511
Government guaranteed	1,721		6	(1)	1,726
Available-for-sale debt securities	$29,104		$402	$(104)	$29,402

As of December 31, 2025
U.S. Government & other government related	$3,059		$22	$(81)	$3,000
State or local housing agency	5		—	—	5
FFELP ABS	1,207		31	(2)	1,236
MBS
GSE	22,804		255	(40)	23,019
Government guaranteed	772		1	(1)	772
Available-for-sale debt securities	$27,847		$309	$(124)	$28,032
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of June 30, 2026
U.S. Government & other government related	$1,257		$2	$(7)	$1,252
MBS
GSE	85		2	—	87
Government guaranteed	3		—	—	3
Other	3		—	—	3
Held-to-maturity debt securities	$1,348		$4	$(7)	$1,345

As of December 31, 2025
U.S. Government & other government related	$1,360		$3	$(2)	$1,361
MBS
GSE	95		2	—	97
Government guaranteed	4		—	—	4
Other	4		—	—	4
Held-to-maturity debt securities	$1,463		$5	$(2)	$1,466
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

	Available-for-Sale		Held-to-Maturity
As of June 30, 2026	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Other debt securities
Due in one year or less	$595	$595	$797	$797
Due after one year through five years	669	662	111	109
Due after five years through ten years	432	433	318	315
Due after ten years	1,370	1,308	31	31
MBS and FFELP ABS	26,038	26,404	91	93
Total debt securities	$29,104	$29,402	$1,348	$1,345

As of December 31, 2025
Other debt securities
Due in one year or less	$590	$590	$1,021	$1,021
Due after one year through five years	710	703	81	80
Due after five years through ten years	392	395	172	175
Due after ten years	1,372	1,317	86	85
MBS and FFELP ABS	24,783	25,027	103	105
Total debt securities	$27,847	$28,032	$1,463	$1,466

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of June 30, 2026
U.S. Government & other government related	$350	$(3)	$704	$(78)	$1,054	$(81)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	224	(2)	224	(2)
MBS
GSE	151	(1)	2,921	(19)	3,072	(20)
Government guaranteed	397	(1)	1	—	398	(1)
Available-for-sale debt securities	$898	$(5)	$3,855	$(99)	$4,753	$(104)

As of December 31, 2025
U.S. Government & other government related	$88	$—	$768	$(81)	$856	$(81)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	239	(2)	239	(2)
MBS
GSE	14	—	4,049	(40)	4,063	(40)
Government guaranteed	572	(1)	1	—	573	(1)
Available-for-sale debt securities	$674	$(1)	$5,062	$(123)	$5,736	$(124)

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

As of	June 30, 2026		December 31, 2025
	Par Value Amount	Weighted Average Contractual Interest Rate	Par Value Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$42,290	3.72%	$32,541	3.83%
One to two years	8,121	3.70%	6,673	3.70%
Two to three years	5,307	3.34%	5,993	3.37%
Three to four years	3,635	3.35%	3,526	3.67%
Four to five years	3,188	4.09%	3,641	3.66%
Five to fifteen years	7,939	3.52%	8,271	3.46%
More than fifteen years	1,000	5.28%	701	5.22%
Total	$71,480	3.68%	$61,346	3.72%

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated.

As of	June 30, 2026	December 31, 2025
Par value	$71,480	$61,346
Fair value hedging adjustments	(354)	(137)
Other adjustments	(61)	(64)
Advances	$71,065	$61,145

The following advance borrowers exceeded 10% of our advances outstanding.

As of June 30, 2026	Par Value	% of Total Outstanding
BMO Bank, N.A.	$8,625	12.1%
The Northern Trust Company	8,500	11.9%

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

As of	June 30, 2026	December 31, 2025
Medium term (15 years or less)	$1,321	$1,345
Long term (greater than 15 years)	13,634	13,197
Unpaid principal balance	14,955	14,542
Net premiums, credit enhancement, and/or deferred loan fees	203	202
Fair value hedging and delivery commitment basis adjustments	(3)	(9)
MPF Loans held in portfolio, before allowance for credit losses	15,155	14,735
Allowance for credit losses on MPF Loans	(4)	(4)
MPF Loans held in portfolio, net	$15,151	$14,731
Conventional mortgage loans	$13,992	$13,534
Government Loans	963	1,008
Unpaid principal balance	$14,955	$14,542

The above table excludes MPF Loans acquired under our off-balance sheet MPF products. See Note 2 - Summary of Significant Accounting Policies to the financial statements in our 2025 Form 10-K for information related to the accounting treatment of these off-balance sheet MPF Loan products.

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

Key Credit Quality Indicator on our conventional MPF Loans

Amounts past due 30 days or more on conventional MPF Loans at June 30, 2026 and December 31, 2025 totaled $134 million and $138 million, respectively, and are based on amortized cost, which excludes accrued interest receivable.

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	June 30, 2026	December 31, 2025
MPF Loans held in portfolio	$107	$105
HTM securities	9	9
AFS securities	119	118
Interest-bearing deposits	9	7
Federal funds sold	1	—
Securities purchased under agreements to resell	3	2
Advances	172	159
Accrued interest receivable	$420	$400

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

As of	June 30, 2026			December 31, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$99,459	$822	$645	$109,216	$788	$731
Derivatives not in hedge accounting relationships-
Interest rate contracts	23,609	13	1	52,582	11	1
Mortgage delivery commitments	310	1	1	214	1	—
Other	105	—	—	110	—	—
Derivatives not in hedge accounting relationships	24,024	14	2	52,906	12	1
Gross derivatives amount before netting adjustments and cash collateral	$123,483	836	647	$162,122	800	732
Netting adjustments and cash collateral		(768)	(634)		(747)	(729)
Derivatives on Condensed Statements of Condition		$68	$13		$53	$3
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$306			$349
Cash collateral received and related accrued interest	439			367

The following table presents the noninterest income (loss) - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended June 30,		Six months ended June 30,
For the periods ending	2026	2025	2026	2025
Economic hedges -
Interest rate contracts	$18	$(5)	$32	$(25)
Mortgage delivery commitments	3	2	6	6
Other	—	—	—	(2)
Economic hedges	21	(3)	38	(21)
Variation margin on derivatives	—	1	—	1
Noninterest income (loss) - Derivatives and hedging activities	$21	$(2)	$38	$(20)

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

	Derivative Assets
	As of June 30, 2026			As of December 31, 2025
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$761	$74	$835	$742	$57	$799
Netting adjustments and cash collateral	(752)	(16)	(768)	(731)	(16)	(747)
Derivatives without legal right of offset	1	—	1	1	—	1
Derivatives on Condensed Statements of Condition	10	58	68	12	41	53
Net amount	$10	$58	$68	$12	$41	$53

	Derivative Liabilities
	As of June 30, 2026			As of December 31, 2025
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$630	$16	$646	$716	$16	$732
Netting adjustments and cash collateral	(618)	(16)	(634)	(713)	(16)	(729)
Derivatives without legal right of offset	1	—	1	—	—	—
Derivatives on Condensed Statements of Condition	13	—	13	3	—	3
Net amount	$13	$—	$13	$3	$—	$3

We pledged $825 million and $807 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at June 30, 2026 and December 31, 2025.

At June 30, 2026 and December 31, 2025, we had $825 million and $807 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of June 30, 2026 and December 31, 2025, we did not pledge or receive initial margin with our bilateral derivative counterparties.

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

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$288	$(235)	$53	$(171)	$268	$97
Advances	176	(138)	38	(35)	$131	96
Consolidated obligation bonds	(107)	51	(56)	43	$(209)	(166)
Discount notes	(1)	1	—	—	—	—
Other	—	—	—	—	1	1
Total	$356	$(321)	$35	$(163)	$191	$28

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$407	$(296)	$111	$(544)	$738	$194
Advances	292	(217)	75	(195)	389	194
Consolidated obligation bonds	(222)	88	(134)	221	(552)	(331)
Discount notes	(1)	1	—	—	—	—
Other	—	—	—	—	1	1
Total	$477	$(425)	$52	$(518)	$576	$58

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of June 30, 2026	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$24,065	$(1,441)	$82	$(1,359)
Advances	30,691	(354)	—	(354)
Consolidated obligation bonds	38,716	(674)	(8)	(682)
Discount notes	2,920	(1)	—	(1)
Other	107	—	1	1

As of December 31, 2025
Available-for-sale securities	$23,689	$(1,167)	$103	$(1,064)
Advances	33,892	(137)	—	(137)
Consolidated obligation bonds	48,115	(587)	(9)	(596)
Other	120	—	2	2

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

	Three months ended June 30, 2026		Three months ended June 30, 2025
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$4	$3	$(3)	$3
Bonds	12	(1)	(6)	2
Total	$16	$2	$(9)	$5

	Six months ended June 30, 2026		Six months ended June 30, 2025
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$7	$6	$(8)	$10
Bonds	17	(1)	(20)	3
Total	$24	$5	$(28)	$13

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	June 30, 2026	December 31, 2025
Consolidated obligation discount notes - carrying amount	$68,190	$53,179
Consolidated obligation discount notes - principal amount	68,528	53,430
Weighted Average Interest Rate	3.63%	3.76%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of June 30, 2026	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$48,078	3.30%	$69,159
One to two years	9,216	3.43%	8,474
Two to three years	5,512	3.46%	2,805
Three to four years	2,887	3.82%	752
Four to five years	4,019	3.19%	451
Thereafter	12,375	3.89%	446
Total par value	$82,087	3.43%	$82,087

The following table presents consolidated obligation bonds, for which we are the primary obligor, outstanding by call feature.

As of	June 30, 2026	December 31, 2025
Noncallable	$44,951	$34,722
Callable	37,136	42,174
Par value	82,087	76,896
Fair value hedging adjustments	(682)	(596)
Other adjustments	(7)	(5)
Consolidated obligation bonds	$81,398	$76,295

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of June 30, 2026, and December 31, 2025. Refer to Note 16 - Commitments and Contingencies to the financial statements in our 2025 Form 10-K for further details.

Par value as of	June 30, 2026			December 31, 2025
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$817,806	$513,036	$1,330,842	$716,005	$435,779	$1,151,784
FHLB Chicago as primary obligor	82,087	68,528	150,615	76,896	53,430	130,326
As a percent of the FHLB System	10%	13%	11%	11%	12%	11%

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

We complied with our minimum regulatory capital requirements as shown below.

As of	June 30, 2026		December 31, 2025
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$6,529	$10,016	$5,648	$9,267
Total regulatory capital ratio	4.00%	6.14%	4.00%	6.56%
Leverage capital	$8,161	$15,025	$7,060	$13,899
Leverage capital ratio	5.00%	9.21%	5.00%	9.84%
Risk-based capital	$2,004	$10,016	$1,948	$9,267

Total regulatory capital and leverage capital includes MRCS but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

In accordance with FHFA guidance, we maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end.

Capital Concentration

There were no members (including any successors) that had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of June 30, 2026.

Dividend Payments

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On July 29, 2026 our Board of Directors declared a 9.50% dividend (annualized) for Class B1 activity stock and a 3.75% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2026. This dividend totaled $93 million (recorded as $92 million dividends on capital stock and $1 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on August 14, 2026. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized - Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post-Retirement Plans	AOCI
Three months ended June 30, 2026
Beginning balance	$178	$29	$6	$213
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	119	16	—	135
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(2)		(2)
Noninterest income	1			1
Noninterest expense			1	1
Ending balance	$298	$43	$7	$348

Three months ended June 30, 2025
Beginning balance	$28	$40	$8	$76
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(74)	(9)	—	(83)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(5)		(5)
Ending balance	$(46)	$26	$8	$(12)

Six months ended June 30, 2026
Beginning balance	$185	$24	$9	$218
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	112	24	(1)	135
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(5)		(5)
Noninterest income	1			1
Noninterest expense			(1)	(1)
Ending balance	$298	$43	$7	$348

Six months ended June 30, 2025
Beginning balance	$(33)	$67	$8	$42
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(13)	(28)	1	(40)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(13)		(13)
Noninterest expense			(1)	(1)
Ending balance	$(46)	$26	$8	$(12)

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
As of June 30, 2026
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$3,495	$3,495	$3,495
Federal funds sold and securities purchased under agreements to resell	36,760	36,760		$36,760
Held-to-maturity debt securities	1,348	1,345		1,342	$3
Advances	70,935	71,095		71,095
MPF Loans held in portfolio, net	15,138	14,284		14,270	14
Other assets	420	420		420
Carried at fair value on a recurring basis
Trading debt securities	5,248	5,248		5,248
Available-for-sale debt securities	29,402	29,402		29,402
Advances	130	130		130
Derivative assets	68	68		836		$(768)
Other assets	45	45		45
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	13	13			13
Other assets	1	1			1
Financial assets	163,003	$162,306	$3,495	$159,548	$31	$(768)
Other nonfinancial assets	210
Assets	$163,213

Carried at amortized cost
Deposits	$(1,981)	$(1,981)		$(1,981)
Consolidated obligation discount notes	(51,344)	(51,340)		(51,340)
Consolidated obligation bonds	(80,892)	(80,096)		(80,096)
Mandatorily redeemable capital stock	(30)	(30)	$(30)
Other liabilities	(619)	(619)		(619)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(16,846)	(16,846)		(16,846)
Consolidated obligation bonds	(506)	(506)		(506)
Derivative liabilities	(13)	(13)		(647)		$634
Financial liabilities	(152,231)	$(151,431)	$(30)	$(152,035)	$—	$634
Other nonfinancial liabilities	(648)
Liabilities	$(152,879)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

As of December 31, 2025
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,893	$2,893	$2,893
Federal funds sold and securities purchased under agreements to resell	27,470	27,470		$27,470
Held-to-maturity debt securities	1,463	1,466		1,462	$4
Advances	61,004	61,188		61,188
MPF Loans held in portfolio, net	14,722	13,998		13,987	11
Other assets	400	400		400
Carried at fair value on a recurring basis
Trading debt securities	4,749	4,749		4,749
Available-for-sale debt securities	28,032	28,032		28,032
Advances	141	141		141
Derivative assets	53	53		800		$(747)
Other assets	53	53		53
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	9	9			9
Financial assets	140,989	$140,452	$2,893	$138,282	$24	$(747)
Other nonfinancial assets	213
Assets	$141,202

Carried at amortized cost
Deposits	$(1,279)	$(1,279)		$(1,279)
Consolidated obligation discount notes	(6,731)	(6,728)		(6,728)
Consolidated obligation bonds	(75,788)	(75,091)		(75,091)
Mandatorily redeemable capital stock	(30)	(30)	$(30)
Other liabilities	(530)	(530)		(530)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(46,448)	(46,448)		(46,448)
Consolidated obligation bonds	(507)	(507)		(507)
Derivative liabilities	(3)	(3)		(732)		$729
Financial liabilities	(131,316)	$(130,616)	$(30)	$(131,315)	$—	$729
Other nonfinancial liabilities	(431)
Liabilities	$(131,747)

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

As of	June 30, 2026		December 31, 2025
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$135	$500	$145	$500
Fair value over (under) UPB	(5)	6	(4)	7
Fair value	$130	$506	$141	$507

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 14 - Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations unless otherwise noted.

As of	June 30, 2026				December 31, 2025
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$7,278	$7,148	[a]	$14,426	$6,651	$6,223	[a]	$12,874
MPF delivery commitments [b]	245	—		245	176	—		176
Advance commitments	755	—		755	10	—		10
Housing authority standby bond purchase agreements	71	498		569	150	427		577
Unsettled consolidated obligation discount notes	—	—		—	2,050	—		2,050
Unsettled consolidated obligation bonds	7,399	—		7,399	95	—		95
Commitments	$15,748	$7,646		$23,394	$9,132	$6,650		$15,782
a    Contains $6.0 billion and $5.2 billion of member standby letters of credit as of June 30, 2026, and December 31, 2025, which were renewable annually.
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

As of	June 30, 2026	December 31, 2025
Assets - Advances	$347	$313
Liabilities - Deposits	21	17
Equity - Capital Stock	19	21

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the Glossary of Terms starting on page 54 for the definitions of certain terms used herein.

Below are selected financial data for the last five quarters.

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Other selected data at period end
Member standby letters of credit outstanding	$14,426	$12,181	$12,874	$13,416	$13,983
MPF Loans par value outstanding - FHLB System [a]	78,031	77,233	76,794	75,840	74,418
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	21,108	21,197	21,155	20,909	20,584
Number of members	629	631	637	634	635
Total employees (full and part time)	456	466	475	476	478
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$3,726	$2,907	$3,312	$3,481	$3,525
Quarterly number of PFIs funding MPF products - FHLB System	621	583	594	634	610
MPF Loans par value amounts funded - FHLB Chicago PFIs	$939	$815	$974	$914	$794
Quarterly number of PFIs funding MPF products - FHLB Chicago	163	158	159	160	162
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.14%	6.79%	6.56%	6.55%	6.31%
Market value of equity to book value of equity	101%	101%	102%	102%	101%
Dividend rate class B1 activity stock-period paid	9.25%	9.25%	9.25%	9.25%	9.25%
Dividend rate class B2 membership stock-period paid	3.65%	3.90%	4.30%	4.35%	4.35%
Return on average assets	0.46%	0.45%	0.47%	0.52%	0.44%
Return on average equity	7.02%	6.78%	7.18%	8.00%	6.78%
Average equity to average assets	6.55%	6.64%	6.55%	6.50%	6.49%
Net yield on average interest-earning assets	0.66%	0.64%	0.70%	0.68%	0.70%
Cash dividends	$82	$79	$79	$79	$71
Dividend payout ratio	45.56%	47.88%	46.02%	42.70%	47.02%
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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•political events, including legislative, regulatory, judicial, or other developments that affect us, our members, our counterparties and/or investors in consolidated obligations, including, among other things, changes in perception, guidance, regulation, and/or legislation relating to housing finance, the Federal Home Loan Banks (FHLBs), or government-sponsored enterprise (GSE) reform; changes in the federal executive administration and the Congress; changes in our regulator or changes affecting our regulator and changes in the Federal Home Loan Bank Act of 1932, as amended (FHLB Act) or applicable regulations or changes in their application; the impact of government shutdowns; and the potential designation of us as a nonbank financial company for supervision by the Federal Reserve;

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

•regulatory changes to FHLB membership requirements, capital requirements, Mortgage Partnership Finance (MPF) Program requirements, and liquidity requirements by the Federal Housing Finance Agency (FHFA), and increased guidance from the FHFA impacting our balance sheet management, product structures, and collateral practices;

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Second Quarter 2026 Financial Highlights

•Advances outstanding increased to $71.1 billion at June 30, 2026, compared to $61.1 billion at December 31, 2025, driven by increased borrowing by depository institutions and insurance company members.

•MPF Loans held in portfolio increased to $15.2 billion at June 30, 2026, compared to $14.7 billion at December 31, 2025, as acquisition volume outpaced principal paydowns.

•Total investment debt securities increased to $36.0 billion at June 30, 2026, compared to $34.2 billion at December 31, 2025, primarily attributable to an increase in investment in Ginnie Mae reverse mortgage-backed securities and U.S. Treasuries.

•Total liquid assets increased to $40.3 billion at June 30, 2026, compared to $30.4 billion at December 31, 2025. We intend to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $163.2 billion, up from $141.2 billion at December 31, 2025, reflecting growth primarily in advances and the liquidity portfolio.

•Letters of credit commitments increased to $14.4 billion at June 30, 2026, compared to $12.9 billion at December 31, 2025, attributable to increased usage from members for public unit deposits.

•We recorded net income of $180 million in the second quarter of 2026, up $29 million compared to the second quarter of 2025. The increase was primarily driven by higher net interest income, due to growth in advances and investment debt securities balances and lower funding costs on our discount notes. Lower noninterest expense also contributed to the increase, as described below.

•In the second quarter of 2026, noninterest income (loss) was $25 million, up $3 million compared to the second quarter of 2025, largely due to gains on derivatives and hedging activities. The increase was mostly offset by losses on trading securities.

•In the second quarter of 2026, noninterest expense was $76 million, down $13 million compared to the second quarter of 2025, primarily driven by the timing of community investment program activity and member utilization of programs in 2026 compared to the same period in 2025.

•As of June 30, 2026, we remained in compliance with all our regulatory capital requirements.

Summary and Outlook

Second Quarter 2026 Dividends and Dividend Guidance

On July 29, 2026, the Board of Directors declared a dividend of 9.50% (annualized) for Class B1 activity stock and a dividend of 3.75% (annualized) for Class B2 membership stock based on preliminary financial results for the second quarter of 2026. The dividend for the second quarter of 2026 will be paid by crediting members’ accounts on August 14, 2026. The Bank pays a higher dividend per share on activity stock compared to membership stock to recognize members’ support of the cooperative through the use of our products. We expect to maintain at least a 9.25% (annualized) dividend for Class B1 activity stock for the third and fourth quarters of 2026, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payment remains subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Housing and Community Development

Statutory Affordable Housing Program (AHP) Assessments: The Bank is required by statute to contribute 10% of its income before assessments to support affordable housing and community development in the communities served by its members. As of June 30, 2026, the Bank accrued $38 million to its AHP funding pool for 2027. For a discussion of the Bank’s total AHP assessment to fund its AHP programs in 2026, see Community Investment Activities starting on page 10 of the 2025 10-K.

Voluntary Housing and Community Development Contributions: In addition to the Bank's statutory AHP assessments, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community development activities to increase funding available to members. During the first half of 2026, the Bank contributed $16 million in community investment grants and Community Advance subsidies, which were recognized as noninterest expense in its financial statements. Community investment advance and grant activity is expected to increase during the second half of 2026 as additional funding opportunities become available.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	June 30, 2026			June 30, 2025			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$34,759	$394	4.53%	$31,006	$396	5.11%	$48	$(50)	$(2)
Advances	85,080	842	3.96%	73,755	856	4.64%	131	(145)	(14)
MPF Loans held in portfolio	15,001	162	4.32%	13,720	144	4.20%	13	5	18
Federal funds sold	8,169	75	3.67%	8,779	96	4.37%	(7)	(14)	(21)
Securities purchased under agreements to resell	6,564	60	3.66%	5,839	64	4.38%	8	(12)	(4)
Interest-bearing deposits	3,474	32	3.68%	3,179	36	4.53%	3	(7)	(4)
Other interest-earning assets	59	—	—%	67	—	—%	—	—	—
Interest-earning assets	153,106	1,565	4.09%	136,345	1,592	4.67%	196	(223)	(27)
Noninterest-earning assets	2,014			1,597
Total assets	$155,120			$137,942

Consolidated obligation discount notes	51,924	472	3.64%	49,312	524	4.25%	27	(79)	(52)
Consolidated obligation bonds	89,231	829	3.72%	75,845	816	4.30%	142	(129)	13
Deposits and other interest-bearing liabilities	1,284	12	3.74%	1,283	15	4.68%	—	(3)	(3)
Interest-bearing liabilities	142,439	1,313	3.69%	126,440	1,355	4.29%	169	(211)	(42)
Noninterest-bearing liabilities	2,457			2,543
Total liabilities	$144,896			$128,983

Net yield on interest earning assets	$153,106	$252	0.66%	$136,345	$237	0.70%	$30	$(15)	$15

For the six months ended
Investment debt securities	$34,670	$784	4.52%	$30,517	$788	5.16%	$107	$(111)	$(4)
Advances	81,536	1,611	3.95%	70,621	1,637	4.64%	255	(281)	(26)
MPF Loans held in portfolio	14,912	320	4.29%	13,578	284	4.18%	28	8	36
Federal funds sold	7,909	144	3.64%	8,010	174	4.34%	(2)	(28)	(30)
Securities purchased under agreements to resell	7,434	136	3.66%	5,676	123	4.33%	38	(25)	13
Interest-bearing deposits	3,383	62	3.67%	3,235	72	4.45%	3	(13)	(10)
Other interest-earning assets	61	1	3.28%	64	2	6.25%	—	(1)	(1)
Interest-earning assets	149,905	3,058	4.08%	131,701	3,080	4.68%	429	(451)	(22)
Noninterest-earning assets	2,001			1,613
Total assets	$151,906			$133,314

Consolidated obligation discount notes	51,717	941	3.64%	43,869	931	4.24%	165	(155)	10
Consolidated obligation bonds	86,493	1,608	3.72%	76,845	1,649	4.29%	206	(247)	(41)
Deposits and other interest-bearing liabilities	1,261	23	3.65%	1,220	27	4.43%	1	(5)	(4)
Interest-bearing liabilities	139,471	2,572	3.69%	121,934	2,607	4.28%	372	(407)	(35)
Noninterest-bearing liabilities	2,439			2,473
Total liabilities	$141,910			$124,407

Net yield on interest-earning assets	$149,905	$486	0.65%	$131,701	$473	0.72%	$65	$(52)	$13

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

•Interest income from investment debt securities decreased due to lower short-term market interest rates in 2026 compared to 2025, mostly offset by increased volume.

•Interest income from advances decreased primarily due to lower short-term market interest rates in 2026 compared to 2025, mostly offset by increased volume.

•Interest income from MPF Loans held in portfolio increased primarily due to acquisition volume that outpaced principal paydowns. Secondarily, the new loans acquired were originated at higher mortgage rates than the loans paid down, increasing the yield earned in 2026 compared to 2025.

•Interest income from overnight federal funds sold decreased due to lower short-term market interest rates in 2026 compared to 2025. To a lesser extent, a decline in volume also contributed to this decrease in interest income.

•For the three months ended June 30, 2026, interest income from securities purchased under agreements to resell decreased primarily due to lower short-term market interest rates in 2026 compared to 2025, mostly offset by increased volume. Increased volume was the primary driver for the increase in interest income for the six months ended June 30, 2026, despite lower short-term market interest rates in 2026 compared to 2025.

•Interest income from interest-bearing deposits decreased primarily due to lower short-term market interest rates in 2026 compared to 2025.

•For the three months ended June 30, 2026, interest expense on our consolidated obligation discount notes decreased primarily due to lower funding costs in 2026 compared to 2025. Increased volume was the primary driver for the increase in interest expense for the six months ended June 30, 2026, despite lower funding costs in 2026 compared to 2025.

•For the three months ended June 30, 2026, interest expense on our consolidated obligation bonds increased primarily due to increased volume. Lower funding costs in 2026 compared to 2025 was the primary driver for the decrease in interest expense for the six months ended June 30, 2026, mostly offset by increased volume.

•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 39.

Noninterest Income

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Trading securities	$(9)	$13	$(18)	$37
Derivatives and hedging activities	21	(2)	38	(20)
Instruments held under the fair value option	(2)	1	8	1
MPF fees, $9, $7, $17 and $15 from other FHLBs	11	10	21	19
Other, net	4	—	7	4
Noninterest income (loss)	$25	$22	$56	$41

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Noninterest income (loss) increased for the three months ended June 30, 2026 compared to the comparable prior period in 2025, largely due to gains on derivatives and hedging activities. The increase was mostly offset by losses on trading securities. Noninterest income (loss) increased for the six months ended June 30, 2026 compared to the comparable prior period in 2025, largely due to gains on derivatives and hedging activities and instruments held under the fair value option. The increase was partially offset by losses on trading securities.

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

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended June 30, 2026
Recorded in net interest income	$38	$53	$—	$3	$(57)	$—	$37
Recorded in derivatives and hedging activities	2	13	4	1	—	1	21
Recorded in trading securities	—	(9)	—	—	—	—	(9)
Recorded on instruments held under the fair value option	—	—	—	(1)	(1)	—	(2)
Total net effect gain (loss) of hedging activities	$40	$57	$4	$3	$(58)	$1	$47

Three months ended June 30, 2025
Recorded in net interest income	$96	$97	$1	$3	$(164)	$1	$34
Recorded in derivatives and hedging activities	—	(4)	1	—	—	1	(2)
Recorded in trading securities	—	13	—	—	—	—	13
Recorded on instruments held under the fair value option	2	—	(1)	—	—	—	1
Total net effect gain (loss) of hedging activities	$98	$106	$1	$3	$(164)	$2	$46

Six months ended June 30, 2026
Recorded in net interest income	$75	$111	$—	$6	$(135)	$—	$57
Recorded in derivatives and hedging activities	3	28	8	(2)	—	1	38
Recorded in trading securities	—	(18)	—	—	—	—	(18)
Recorded on instruments held under the fair value option	(1)	—	—	9	—	—	8
Total net effect gain (loss) of hedging activities	$77	$121	$8	$13	$(135)	$1	$85

Six months ended June 30, 2025
Recorded in net interest income	$194	$194	$1	$10	$(328)	$1	$72
Recorded in derivatives and hedging activities	(2)	(21)	2	—	—	1	(20)
Recorded in trading securities	—	37	—	—	—	—	37
Recorded on instruments held under the fair value option	4	—	—	—	(3)	—	1
Total net effect gain (loss) of hedging activities	$196	$210	$3	$10	$(331)	$2	$90

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees earned for the three and six months ended June 30, 2026 were comparable to the comparable prior periods in 2025.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Compensation and benefits	$33	$33	$68	$66
Nonpayroll operating expenses	35	29	63	53
Voluntary Community Investment contributions	6	22	16	37
Federal Housing Finance Agency and Office of Finance	4	4	10	10
Other, net	(2)	1	1	3
Noninterest expense	$76	$89	$158	$169

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits for the three and six months ended June 30, 2026 were comparable to the comparable prior periods in 2025. We had 456 employees as of June 30, 2026, compared to 478 employees as of June 30, 2025.

Nonpayroll operating expenses increased for the three and six months ended June 30, 2026, as we continue our planned investment in information technology, specifically applications, infrastructure, and resiliency.

Voluntary Community Investment contributions for the three and six months ended June 30, 2026 decreased, primarily due to the timing of community investment program activity and member utilization of programs in 2026 compared to the same periods in 2025.

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
MPF fees earned	$11	$10	$21	$19
Expenses related to MPF fees earned	8	8	16	16

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2025 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,		Balance remaining in AOCI as of
	2026	2025	2026	2025	June 30, 2026
Net unrealized gain (loss) available-for-sale debt securities	$120	$(74)	$113	$(13)	$298
Net unrealized gain (loss) cash flow hedges	14	(14)	19	(41)	43
Postretirement plans	1	—	(2)	—	7
Other comprehensive income (loss)	$135	$(88)	$130	$(54)	$348

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized gain on AFS debt securities for the three and six months ended June 30, 2026 was primarily driven by tightening spreads to swaps in 2026. The net unrealized loss on AFS debt securities for the three and six months ended June 30, 2025 was primarily driven by widening spreads to swaps in 2025. As these securities approach maturity, we expect the net unrealized gains or losses in our AOCI as of June 30, 2026 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges for the three and six months ended June 30, 2026 was primarily driven by the movement in market interest rates in 2026. The net unrealized loss on cash flow hedges for the three and six months ended June 30, 2025 was primarily driven by the movement in market interest rates in 2025.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of June 30, 2026 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	June 30, 2026	December 31, 2025
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$40,255	$30,363
Investment debt securities	35,998	34,244
Advances	71,065	61,145
MPF Loans held in portfolio, net of allowance for credit losses	15,151	14,731
Other, net of allowance for credit losses	744	719
Assets	$163,213	$141,202

Consolidated obligation discount notes	$68,190	$53,179
Consolidated obligation bonds	81,398	76,295
Other	3,291	2,273
Liabilities	152,879	131,747
Capital stock	4,138	3,573
Retained earnings	5,848	5,664
Accumulated other comprehensive income (loss)	348	218
Capital	10,334	9,455
Total liabilities and capital	$163,213	$141,202

The following is an analysis of the above table and comparisons apply to June 30, 2026 compared to December 31, 2025.

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

In the second quarter of 2026, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased at the end of the second quarter of 2026 compared to year-end 2025, primarily attributable to an increase in investment in Ginnie Mae reverse mortgage-backed securities and U.S. Treasuries.

Advances

Advances increased at the end of the second quarter of 2026 compared to year-end 2025, driven by increased borrowing by depository institutions and insurance company members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at the end of the second quarter of 2026 compared to year-end 2025, as acquisition volume outpaced principal paydowns. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending June 30, 2026, we maintained a liquidity position in accordance with FHFA regulations and guidance, which may be amended from time to time, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements for the foreseeable future. See Liquidity, Funding, & Capital Resources on page 44 in our 2025 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:

Overnight Liquidity - Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $5.7 billion as of June 30, 2026). As of June 30, 2026, our overnight liquidity was $48.9 billion or 30% of total assets, giving us an excess overnight liquidity of $43.2 billion.

Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of June 30, 2026, we had excess liquidity of $69.9 billion to support member deposits.

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

	MPF Loans	Investment Debt Securities
As of June 30, 2026	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,803	$1,455	$851
After one year through five years	4,949	11,537	129
After five years through ten years	3,741	14,901	337
After ten years	4,462	2,636	32
Total	$14,955	$30,529	$1,349

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Conditions in Financial Markets

Ongoing military hostilities between the United States and Iran led to continued market uncertainty throughout the second quarter of 2026, manifesting in concerns about increased inflation and a rise in Treasury yields. However, by the end of the quarter, geopolitical tensions had eased slightly and yields moved lower. For further discussion on how unfavorable economic and market conditions, including those stemming from geopolitical instability, could adversely affect the Bank’s business activities and results of operation, see Risk Factors starting on page 16 of the Bank’s 2025 Form 10-K.

In line with market expectations, the Federal Open Market Committee (FOMC) left rates unchanged at its April 2026 meeting. At its June 2026 meeting, the first led by a newly appointed chairman, the FOMC again left rates unchanged, but signaled a decidedly more restrictive tone. Market expectations for a potential rate hike later this year have strengthened. The new chairman instituted several changes for the committees that will impact how it operates, including changes to reduce or eliminate forward guidance, a development to which market participants will need to adjust.

We maintained ready access to funding throughout the second quarter of 2026.

Condensed Statements of Cash Flows

Net cash flows from operating activities

Six months ended June 30,	2026	2025
Net cash provided by (used in) operating activities	$854	$(222)

In 2026, the majority of our operating cash inflows were related to cash received from clearinghouses to settle mark-to-market positions and net income. In 2025, the majority of our operating cash outflows were related to cash paid to clearinghouses to settle mark-to-market positions.

Net cash flows from investing activities with significant activity

Six months ended June 30,	2026	2025
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$(9,960)	$(5,781)
Investment debt securities	(1,714)	(2,134)
Advances	(10,134)	(6,469)
MPF Loans held in portfolio	(437)	(593)
Other	(9)	(10)
Net cash provided by (used in) investing activities	$(22,254)	$(14,987)

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

•In 2026, our net cash outflows from investment debt securities were primarily attributable to an increase in investment in Ginnie Mae reverse mortgage-backed securities and U.S. Treasuries. In 2025, our net cash outflows from investment debt securities were primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

•In 2026 and 2025, our net cash outflows from advances were primarily attributable to increased borrowing by depository institutions and insurance company members.

•In 2026 and 2025, our net cash outflows for MPF Loans held in portfolio were due to acquisition volume that outpaced principal paydowns.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Net cash flows from financing activities with significant activity

Six months ended June 30,	2026	2025
Consolidated obligation discount notes	$15,038	$26,887
Consolidated obligation bonds	5,188	(12,114)
Other	1,106	429
Net cash provided by (used in) financing activities	$21,332	$15,202

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the six months ended June 30, unless otherwise stated.

•In 2026, we increased our use of discount notes and bonds to align with advantageous funding opportunities. The increased borrowing on our discount notes and bonds also reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above. In 2025, bonds matured or were called without being replaced, and we increased our use of discount notes to replace this funding. The increased borrowing on our discount notes also reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above.

•In 2026, our net cash inflows for Other were primarily attributable to cash from deposits and proceeds from issuance of our capital stock. In 2025, our net cash inflows for Other were primarily attributable to proceeds from issuance of our capital stock.

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

Dividend Payments

We may not pay dividends if we fail to satisfy our minimum capital and/or liquidity requirements under the FHLB Act and FHFA regulations. On July 29, 2026, our Board of Directors declared a 9.50% dividend (annualized) for Class B1 activity stock and a 3.75% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the second quarter of 2026. This dividend totaled $93 million (recorded as $92 million dividends on capital stock and $1 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on August 14, 2026.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations and other obligations make up the rest. Of the total credit outstanding, $71.5 billion were advances (par value) and $14.4 billion were letters of credit at June 30, 2026, compared to $61.3 billion and $12.9 billion at December 31, 2025.

	June 30, 2026			December 31, 2025
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	486	$85,160	$193,594	494	$73,476	$188,204
4	12	941	1,499	12	899	1,400
5	3	212	292	4	248	293
Total	501	$86,313	$195,385	510	$74,623	$189,897

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

As of June 30, 2026	AA	A	Total
Domestic U.S.
Interest-bearing deposits	$1,000	$2,460	$3,460
Foreign commercial banks - federal funds sold:
Australia	1,100	—	1,100
Canada	—	1,400	1,400
Finland	1,385	—	1,385
France	—	900	900
Germany	650	—	650
Japan	—	1,100	1,100
Netherlands	—	300	300
Norway	250	—	250
Sweden	1,500	—	1,500
Total U.S. branches and agency offices of foreign commercial banks	4,885	3,700	8,585
Total unsecured credit exposure	$5,885	$6,160	$12,045

All $12.05 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of June 30, 2026
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
AA	$2	$(2)	$—	$—
A	389	(382)	—	7
Cleared derivatives	59	—	825	884

Overcollateralized liability positions -
Bilateral derivatives -
A	(12)	13	—	1
Nonmember counterparties	438	(371)	825	892
Member counterparties	1	—	—	1
Total	$439	$(371)	$825	$893
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

Significant legislative and regulatory actions and developments not previously reported are summarized below.

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could affect the financial condition, results of operations, and reputation of the Bank. For example, in July 2026, the FHFA rescinded guidance related to establishing the FHLBs’ target ratio of advances and mortgage assets compared to its consolidated obligations, providing the FHLBs more discretion for developing its strategic business plan with respect to core mission assets. Additionally, in July 2026, the FHFA proposed to repeal the new business activity rule, which currently requires the FHFA's nonobjection before an FHLB undertakes certain new business activities.

Prudential Banking Regulators’ Proposed Capital Rules. On March 27, 2026, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System published two joint notices of proposed rulemakings that would revise the regulatory capital requirements for certain depository and banking institutions, generally consistent with the final global recommendations by the Basel Committee on Banking Supervision adopted in December 2017, known as the “Basel III Endgame”. Among other changes, the proposed rules revise risk-based capital calculations, reducing capital requirements for certain mortgage assets (including relating to acquired member asset loans sold to the FHLBs) and collateral eligible to be pledged as security for FHLB advances. Conversely, the proposed rules would modify the standardized approach for risk-based capital treatment with respect to collateralized transactions by modifying the market price volatility haircuts assigned to collateral in such transactions, including by reducing haircuts to certain forms of collateral relative to GSE debt (including FHLB debt securities), which may adversely affect market liquidity and demand for FHLB debt securities and result in increased funding costs for the FHLBs. The Bank continues to evaluate the potential impact of these proposed rules on its financial condition and results of operation.

21st Century ROAD to Housing Act. On July 11, 2026, the 21st Century ROAD to Housing Act (the “Act”) became law. The Act contains a series of reforms designed to impact affordable housing which include a statutory prohibition barring large institutional investors from purchasing single-family homes, subject to certain specific exceptions, allowing community banks with under $10 billion in assets to exempt custodial deposits of up to 20 percent of total liabilities from brokered deposits regulations, and exempting a higher portion of reciprocal deposits of such community banks from the brokered deposit classification. The Bank is reviewing how the various reforms brought by the Act could impact: collateral held by large institutional investors that is eligible to be pledged to the Bank; demand for and use of Bank advances due to more relaxed regulation around brokered deposits; and the Bank’s business, operations and financial condition overall.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, the Bank and the FHLB System. The Bank continues to monitor these actions as they evolve and to evaluate their potential effect on the Bank. For further discussion of related risks, see Risk Factors starting on page 16 in the 2025 Form 10-K.

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

	June 30, 2026		December 31, 2025
Scenario as of	Change in Market Value/Base Market Value of Equity	Loss Limit	Change in Market Value/Base Market Value of Equity	Loss Limit
-200 bp	2.1%	(8.7)%	3.0%	(8.7)%
-100 bp	1.3%	(3.9)%	1.9%	(3.9)%
-50 bp	0.7%	(1.8)%	1.0%	(1.8)%
-25 bp	0.3%	(0.9)%	0.5%	(0.9)%
+25 bp	(0.4)%	(0.9)%	(0.6)%	(0.9)%
+50 bp	(0.7)%	(1.8)%	(1.1)%	(1.8)%
+100 bp	(1.5)%	(3.9)%	(2.3)%	(3.9)%
+200 bp	(2.9)%	(8.7)%	(4.2)%	(8.7)%

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

The following table summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of June 30, 2026	As of December 31, 2025
Yield Curve Risk	$(1)	$(10)
Option Risk
Implied Volatility	(6)	7
Prepayment Speeds	1	1
Basis Risk
Spread to Swap Curve	(18)	(15)

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

As of June 30, 2026, our total sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $(6) million, compared to $7 million at December 31, 2025. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	June 30, 2026	December 31, 2025
Down 200 bps	0.7	1.1
Base	1.4	2.2
Up 200 bps	1.3	1.9

As of June 30, 2026, on a U.S. GAAP basis, our fair value surplus (relative to book value) was $106 million, and our market value of equity to book value of equity ratio was 101%, compared to $184 million and 102% at December 31, 2025. Interest rate increases, combined with our positive duration of equity position and funding portfolio approaching par value, drove the decline in the market value of equity to book value of equity.

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

AHP: Affordable Housing Program.

AOCI: Accumulated Other Comprehensive Income.

Capital Plan: Capital Plan of the Federal Home Loan Bank of Chicago, effective as of May 3, 2021.

CE Amount: A PFI's assumption of credit risk, beyond any Recoverable CE Income payments in the FLA, on conventional MPF Loan products held in an MPF Bank's portfolio that are funded by, or sold to, an MPF Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide SMI. Does not apply to the MPF Government or our off-balance sheet MPF products.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	August 6, 2026		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		Name:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	August 6, 2026		(Principal Financial Officer and Principal Accounting Officer)