Form 10-Q
period 2026-09-30
Federal Home Loan Bank of Chicago
filed 2026-11-05
CIK 1331451

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, the registrant had 42,705,227 total outstanding shares of Class B Capital Stock, including mandatorily redeemable capital stock.

Federal Home Loan Bank of Chicago

Federal Home Loan Bank of Chicago

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
Condensed Statements of Condition (unaudited)
(U.S. Dollars in millions, except capital stock par value)

	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$34	$103
Interest-bearing deposits	3,090	2,790
Federal funds sold	8,459	4,295
Securities purchased under agreements to resell	16,145	23,175
Investment debt securities -
Trading	5,223	4,749
Available-for-sale, $28,822 and $27,847 amortized cost, includes $789 and $807 pledged as collateral that may be repledged	28,947	28,032
Held-to-maturity, $994 and $1,466 fair value	1,025	1,463
Investment debt securities	35,195	34,244
Advances, $118 and $141 carried at fair value	72,436	61,145
MPF Loans held in portfolio, net of $(4) and $(4) allowance for credit losses	15,600	14,731
Derivative assets	6	53
Other assets, $44 and $53 carried at fair value	655	666
net of $(8) and $(9) allowance for credit losses
Assets	$151,620	$141,202

Liabilities
Deposits -
Demand and overnight - noninterest-bearing	$246	$312
Demand and overnight - interest-bearing, $16 and $17 from other FHLBs	893	967
Deposits	1,139	1,279
Consolidated obligations, net -
Discount notes, $1,139 and $46,448 carried at fair value	34,924	53,179
Bonds, $— and $507 carried at fair value	103,990	76,295
Consolidated obligations, net	138,914	129,474
Derivative liabilities	9	3
Affordable Housing Program liability	192	175
Mandatorily redeemable capital stock	6	30
Other liabilities	967	786
Liabilities	141,227	131,747
Commitments and contingencies - see notes to the condensed financial statements
Capital
Class B1 activity stock, 32 and 26 million shares issued and outstanding	3,226	2,620
Class B2 membership stock, 10 and 10 million shares issued and outstanding	1,038	953
Capital stock - putable, $100 and $100 par value per share	4,264	3,573
Retained earnings - unrestricted	4,630	4,491
Retained earnings - restricted	1,271	1,173
Retained earnings	5,901	5,664
Accumulated other comprehensive income (loss)	228	218
Capital	10,393	9,455
Liabilities and capital	$151,620	$141,202

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Income (unaudited)
(U.S. Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income	$1,636	$1,663	$4,694	$4,743
Interest expense	1,382	1,422	3,954	4,029
Net interest income	254	241	740	714
Provision for (reversal of) credit losses	—	—	1	2
Net interest income after provision for (reversal of) credit losses	254	241	739	712

Noninterest income (loss) -
Trading securities	(21)	11	(39)	48
Derivatives and hedging activities	30	9	68	(11)
Instruments held under the fair value option	(2)	(2)	6	(1)
MPF fees, $9, $9, $26 and $24 from other FHLBs	11	10	32	29
Other, net	—	8	7	12
Noninterest income (loss)	18	36	74	77

Noninterest expense -
Compensation and benefits	33	32	101	98
Nonpayroll operating expenses	37	26	100	79
Voluntary Community Investment contributions	33	7	49	44
Federal Housing Finance Agency and Office of Finance	5	4	15	14
Other, net	2	2	3	5
Noninterest expense	110	71	268	240

Income before assessments	162	206	545	549

Affordable Housing Program assessment	17	21	55	55

Net income	$145	$185	$490	$494

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Comprehensive Income (unaudited)
(U.S. Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$145	$185	$490	$494

Other comprehensive income (loss) -
Net unrealized gain (loss) available-for-sale debt securities	(173)	87	(60)	74
Net unrealized gain (loss) cash flow hedges	54	(6)	73	(47)
Postretirement plans	(1)	—	(3)	—
Other comprehensive income (loss)	(120)	81	10	27

Comprehensive income (loss)	$25	$266	$500	$521

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Capital (unaudited)
(U.S. Dollars and shares in millions)

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
June 30, 2026	31	$3,111	10	$1,027	$4,606	$1,242	$348	$10,334
Comprehensive income (loss)					116	29	(120)	25
Issuance of capital stock	15	1,478	—	—				1,478
Repurchases of capital stock	—	—	(14)	(1,349)				(1,349)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(1)	—	(2)				(3)
Transfers between classes of capital stock	(14)	(1,362)	14	1,362
Cash dividends - class B1 annualized rate and amount		9.50%			(88)			(88)
Cash dividends - class B2 annualized rate and amount				3.75%	(4)			(4)
Total change in period	1	115	—	11	24	29	(120)	59
September 30, 2026	32	$3,226	10	$1,038	$4,630	$1,271	$228	$10,393

June 30, 2025	27	$2,668	10	$988	$4,373	$1,104	$(12)	$9,121
Comprehensive income (loss)					148	37	81	266
Issuance of capital stock	4	498	—	2				500
Repurchases of capital stock	—	—	(6)	(625)				(625)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	1	—	(2)				(1)
Transfers between classes of capital stock	(5)	(562)	5	562
Cash dividends - class B1 annualized rate and amount		9.25%			(75)			(75)
Cash dividends - class B2 annualized rate and amount				4.35%	(4)			(4)
Total change in period	(1)	(63)	(1)	(63)	69	37	81	61
September 30, 2025	26	$2,605	9	$925	$4,442	$1,141	$69	$9,182

Federal Home Loan Bank of Chicago

	Capital Stock - Putable - B1 Activity		Capital Stock - Putable - B2 Membership		Retained Earnings
	Shares	Value	Shares	Value	Unrestricted	Restricted	AOCI	Total
December 31, 2025	26	$2,620	10	$953	$4,491	$1,173	$218	$9,455
Comprehensive income (loss)					392	98	10	500
Issuance of capital stock	36	3,592	—	6				3,598
Repurchases of capital stock	—	—	(30)	(2,896)				(2,896)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(4)	—	(7)				(11)
Transfers between classes of capital stock	(30)	(2,982)	30	2,982
Cash dividends - class B1 annualized rate and amount		9.33%			(241)			(241)
Cash dividends - class B2 annualized rate and amount				3.77%	(12)			(12)
Total change in period	6	606	—	85	139	98	10	938
September 30, 2026	32	$3,226	10	$1,038	$4,630	$1,271	$228	$10,393

December 31, 2024	24	$2,443	8	$824	$4,269	$1,042	$42	$8,620
Comprehensive income (loss)					395	99	27	521
Issuance of capital stock	18	1,829	—	7				1,836
Repurchases of capital stock	—	—	(15)	(1,539)				(1,539)
Capital stock reclassed to mandatorily redeemable capital stock liability	—	(27)	—	(7)				(34)
Transfers between classes of capital stock	(16)	(1,640)	16	1,640
Cash dividends - class B1 annualized rate and amount		9.25%			(210)			(210)
Cash dividends - class B2 annualized rate and amount				4.30%	(12)			(12)
Total change in period	2	162	1	101	173	99	27	562
September 30, 2025	26	$2,605	9	$925	$4,442	$1,141	$69	$9,182

The accompanying notes are an integral part of these condensed financial statements (unaudited).

Federal Home Loan Bank of Chicago
Condensed Statements of Cash Flows (unaudited)
(U.S. Dollars in millions)

	Nine months ended September 30,	2026	2025
Operating	Net cash provided by (used in) operating activities	$1,909	$(133)
Investing	Net change interest-bearing deposits	(300)	(220)
	Net change federal funds sold	(4,164)	(4,057)
	Net change securities purchased under agreements to resell	7,030	3,475
	Trading debt securities -
	Proceeds from maturities and paydowns	500	751
	Purchases	(1,010)	(2,203)
	Available-for-sale debt securities -
	Sales	8	—
	Proceeds from maturities and paydowns	786	1,229
	Purchases	(2,894)	(3,210)
	Held-to-maturity debt securities -
	Proceeds from maturities and paydowns	3,701	3,403
	Purchases	(3,263)	(2,355)
	Advances -
	Principal collected	2,408,903	1,807,135
	Issued	(2,420,753)	(1,811,849)
	MPF Loans held in portfolio -
	Principal collected	1,696	1,042
	Purchases	(2,591)	(2,107)
	Other investing activities	(13)	(16)
	Net cash provided by (used in) investing activities	(12,364)	(8,982)
Financing	Net change deposits, $(1) and $1 from other FHLBs	(140)	283
	Discount notes -
	Net proceeds from issuance	475,121	250,560
	Payments for maturing and retiring	(493,381)	(234,064)
	Proceeds on discount note transfers with other FHLBs	246	—
	Consolidated obligation bonds -
	Net proceeds from issuance	100,198	50,591
	Payments for maturing and retiring	(72,072)	(58,305)
	Capital stock -
	Proceeds from issuance	3,598	1,836
	Repurchases	(2,896)	(1,539)
	Cash dividends paid	(253)	(222)
	Other financing activities	(35)	(6)
	Net cash provided by (used in) financing activities	10,386	9,134
	Net increase (decrease) in cash and due from banks	(69)	19
	Cash and due from banks at beginning of period	103	32
	Cash and due from banks at end of period	$34	$51

Supplemental	Cash activities
	Interest paid	$3,890	$3,448
	Noncash activities
	Investment securities purchased but settled in subsequent periods	140	352

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

Refer to the Glossary of Terms starting on page 55 for the definitions of certain terms used herein.

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

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 3 - Recently Adopted and Issued Accounting Guidance

Accounting Guidance Yet To Be Adopted

Accounting Standards Update (ASU)	Description	Beginning Interim and Annual (unless otherwise noted)	Review Status
Interim Reporting - Narrow-Scope Improvements (ASU 2025-11)	This update clarifies and improves the interim reporting guidance by providing a comprehensive list of required interim disclosures and clarifying when interim reporting guidance is applicable, without expanding or reducing current interim disclosure requirements. The amendments add a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material effect on the entity.	January 1, 2028. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on interim disclosures. The Bank does not intend to early adopt.
Hedge Accounting Improvements (ASU 2025-09)	This update expands the hedged risks permitted in cash flow hedges. It also eliminates the net written option test in certain instances.	January 1, 2027. Early adoption is permitted.	The Bank has evaluated the requirements under the ASU and does not expect a significant impact to its financial statements upon adoption.
Purchased Loans (ASU 2025-08)	This update expands the use of the gross-up approach for acquired financial assets by requiring that purchased seasoned loans be accounted for using this method.	January 1, 2027. Early adoption is permitted.	The Bank has evaluated the requirements under the ASU and does not expect a significant impact to its financial statements upon adoption.
Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)	This update removes all references to prescriptive and sequential software development stages. It requires an entity to start capitalizing software costs when management has committed to funding the project and it is probable that the project will be completed and used for its intended function.	January 1, 2028. Early adoption is permitted.	The Bank is in the process of evaluating this guidance and its effect on its financial statements. The Bank does not intend to early adopt.
Disaggregation of Income Statement Expenses, as amended (ASU 2024-03)	This update requires disclosure in the notes to the financial statements, of specified information about certain costs and expenses on an interim and annual basis.	Effective for the annual period ending December 31, 2027, and the interim and annual periods thereafter. Early adoption is permitted.	The Bank has evaluated the requirements under the ASU and does not expect a significant impact to its financial statement disclosure once effective. The Bank does not intend to early adopt.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 4 - Interest Income and Interest Expense

The following table presents interest income and interest expense for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income -

Trading	$49	$36	$136	$99

Available-for-sale interest income	335	364	997	1,055
Available-for-sale prepayment fees	—	—	2	—
Available-for-sale	335	364	999	1,055

Held-to-maturity	20	19	53	53

Investment debt securities	404	419	1,188	1,207

Advances interest income	852	880	2,462	2,517
Advances prepayment fees, net	1	1	2	1
Advances	853	881	2,464	2,518

MPF Loans held in portfolio	171	151	491	435
Federal funds sold	83	96	227	270
Securities purchased under agreements to resell	89	82	225	205
Interest-bearing deposits	35	34	97	106
Other	1	—	2	2

Interest income	1,636	1,663	4,694	4,743

Interest expense -

Consolidated obligations -
Discount notes	480	631	1,421	1,562
Bonds	889	778	2,497	2,427

Other	13	13	36	40

Interest expense	1,382	1,422	3,954	4,029

Net interest income	$254	$241	$740	$714

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

Trading Debt Securities

The following table presents our trading debt securities by major security type at fair value.

As of	September 30, 2026	December 31, 2025
U.S. Government & other government related	$5,222	$4,747
MBS
GSE	1	2
Trading debt securities	$5,223	$4,749

The following table presents our gains and losses on trading debt securities recorded in Trading securities on our Condensed Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net unrealized gains (losses) on securities held at period end	$(21)	$12	$(58)	$42
Net realized gains (losses) on securities sold/matured during the period	—	(1)	19	6
Net gains (losses) on trading debt securities	$(21)	$11	$(39)	$48

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Available-for-Sale Debt Securities (AFS)

The following table presents the amortized cost and fair value of our AFS debt securities.

	Amortized Cost Basis	[a]	Gross Unrealized Gains in AOCI	Gross Unrealized (Losses) in AOCI	Net Carrying Amount and Fair Value
As of September 30, 2026
U.S. Government & other government related	$3,080		$6	$(147)	$2,939
State or local housing agency	5		—	—	5
FFELP ABS	1,111		29	—	1,140
MBS
GSE	22,694		275	(36)	22,933
Government guaranteed	1,932		2	(4)	1,930
Available-for-sale debt securities	$28,822		$312	$(187)	$28,947

As of December 31, 2025
U.S. Government & other government related	$3,059		$22	$(81)	$3,000
State or local housing agency	5		—	—	5
FFELP ABS	1,207		31	(2)	1,236
MBS
GSE	22,804		255	(40)	23,019
Government guaranteed	772		1	(1)	772
Available-for-sale debt securities	$27,847		$309	$(124)	$28,032
a    Includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Held-to-Maturity Debt Securities (HTM)

The following table presents the amortized cost, carrying amount, and fair value of our HTM debt securities.

	Amortized Cost and Net Carrying Amount	[a]	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
As of September 30, 2026
U.S. Government & other government related	$938		$1	$(31)	$908
MBS
GSE	82		—	(1)	81
Government guaranteed	2		—	—	2
Other	3		—	—	3
Held-to-maturity debt securities	$1,025		$1	$(32)	$994

As of December 31, 2025
U.S. Government & other government related	$1,360		$3	$(2)	$1,361
MBS
GSE	95		2	—	97
Government guaranteed	4		—	—	4
Other	4		—	—	4
Held-to-maturity debt securities	$1,463		$5	$(2)	$1,466
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

	Available-for-Sale		Held-to-Maturity
As of September 30, 2026	Amortized Cost Basis	Net Carrying Amount and Fair Value	Amortized Cost and Net Carrying Amount	Fair Value
Other debt securities
Due in one year or less	$599	$599	$348	$349
Due after one year through five years	627	620	110	106
Due after five years through ten years	518	501	393	369
Due after ten years	1,341	1,224	87	84
MBS and FFELP ABS	25,737	26,003	87	86
Total debt securities	$28,822	$28,947	$1,025	$994

As of December 31, 2025
Other debt securities
Due in one year or less	$590	$590	$1,021	$1,021
Due after one year through five years	710	703	81	80
Due after five years through ten years	392	395	172	175
Due after ten years	1,372	1,317	86	85
MBS and FFELP ABS	24,783	25,027	103	105
Total debt securities	$27,847	$28,032	$1,463	$1,466

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Available-for-sale debt securities
As of September 30, 2026
U.S. Government & other government related	$1,139	$(47)	$666	$(100)	$1,805	$(147)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	220	—	220	—
MBS
GSE	1,779	(5)	2,756	(31)	4,535	(36)
Government guaranteed	1,328	(4)	1	—	1,329	(4)
Available-for-sale debt securities	$4,246	$(56)	$3,648	$(131)	$7,894	$(187)

As of December 31, 2025
U.S. Government & other government related	$88	$—	$768	$(81)	$856	$(81)
State or local housing agency	—	—	5	—	5	—
FFELP ABS	—	—	239	(2)	239	(2)
MBS
GSE	14	—	4,049	(40)	4,063	(40)
Government guaranteed	572	(1)	1	—	573	(1)
Available-for-sale debt securities	$674	$(1)	$5,062	$(123)	$5,736	$(124)

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

As of	September 30, 2026		December 31, 2025
	Par Value Amount	Weighted Average Contractual Interest Rate	Par Value Amount	Weighted Average Contractual Interest Rate
Due in one year or less	$43,829	3.94%	$32,541	3.83%
One to two years	9,035	3.89%	6,673	3.70%
Two to three years	5,603	3.43%	5,993	3.37%
Three to four years	3,682	3.52%	3,526	3.67%
Four to five years	2,785	4.10%	3,641	3.66%
Five to fifteen years	7,263	3.67%	8,271	3.46%
More than fifteen years	999	5.28%	701	5.22%
Total	$73,196	3.87%	$61,346	3.72%

The following table reconciles the par value of our advances to the carrying amount on our Condensed Statements of Condition as of the dates indicated.

As of	September 30, 2026	December 31, 2025
Par value	$73,196	$61,346
Fair value hedging adjustments	(690)	(137)
Other adjustments	(70)	(64)
Advances	$72,436	$61,145

The following advance borrowers exceeded 10% of our advances outstanding.

As of September 30, 2026	Par Value	% of Total Outstanding
BMO Bank, N.A.	$12,250	16.7%
The Northern Trust Company	8,500	11.6%

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 7 - MPF Loans Held in Portfolio

We acquire MPF Loans from PFIs primarily to hold in our portfolio. MPF Loans that are held in portfolio are fixed-rate conventional and Government Loans secured by one-to-four family residential properties with maturities ranging from 5 years to 30 years.

The following table presents information on MPF Loans held in portfolio by contractual maturity at the time of purchase. We have an allowance for credit losses on our MPF Loans and we have elected to exclude accrued interest receivable from the amortized cost in the following table. See Note 8 - Allowance for Credit Losses for further details on these amounts.

As of	September 30, 2026	December 31, 2025
Medium term (15 years or less)	$1,296	$1,345
Long term (greater than 15 years)	14,105	13,197
Unpaid principal balance	15,401	14,542
Net premiums, credit enhancement, and/or deferred loan fees	206	202
Fair value hedging and delivery commitment basis adjustments	(3)	(9)
MPF Loans held in portfolio, before allowance for credit losses	15,604	14,735
Allowance for credit losses on MPF Loans	(4)	(4)
MPF Loans held in portfolio, net	$15,600	$14,731
Conventional mortgage loans	$14,465	$13,534
Government Loans	936	1,008
Unpaid principal balance	$15,401	$14,542

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

Key Credit Quality Indicator on our conventional MPF Loans

Amounts past due 30 days or more on conventional MPF Loans at September 30, 2026 and December 31, 2025 totaled $127 million and $138 million, respectively, and are based on amortized cost, which excludes accrued interest receivable.

Accrued interest receivable

We present accrued interest receivable separately for loans and AFS/HTM debt securities. We do not measure an allowance for credit losses on loan related accrued interest receivables as we reverse accrued interest on a monthly basis when the loan is placed on nonaccrual status.

The following table summarizes our accrued interest receivable by portfolio segment.

Financial instrument type	September 30, 2026	December 31, 2025
MPF Loans held in portfolio	$109	$105
HTM securities	6	9
AFS securities	111	118
Interest-bearing deposits	9	7
Federal funds sold	1	—
Securities purchased under agreements to resell	2	2
Advances	166	159
Accrued interest receivable	$404	$400

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

As of	September 30, 2026			December 31, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships-
Interest rate contracts	$104,479	$1,019	$1,009	$109,216	$788	$731
Derivatives not in hedge accounting relationships-
Interest rate contracts	6,585	10	—	52,582	11	1
Mortgage delivery commitments	201	—	2	214	1	—
Other	100	3	—	110	—	—
Derivatives not in hedge accounting relationships	6,886	13	2	52,906	12	1
Gross derivatives amount before netting adjustments and cash collateral	$111,365	1,032	1,011	$162,122	800	732
Netting adjustments and cash collateral		(1,026)	(1,002)		(747)	(729)
Derivatives on Condensed Statements of Condition		$6	$9		$53	$3
	Cash Collateral			Cash Collateral
Cash collateral posted and related accrued interest	$524			$349
Cash collateral received and related accrued interest	549			367

The following table presents the noninterest income (loss) - derivatives and economic hedging activities as presented in the Condensed Statements of Income.

	Three months ended September 30,		Nine months ended September 30,
For the periods ending	2026	2025	2026	2025
Economic hedges -
Interest rate contracts	$28	$7	$60	$(18)
Mortgage delivery commitments	(2)	2	4	8
Other	4	—	4	(2)
Economic hedges	30	9	68	(12)
Variation margin on derivatives	—	—	—	1
Noninterest income (loss) - Derivatives and hedging activities	$30	$9	$68	$(11)

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

	Derivative Assets
	As of September 30, 2026			As of December 31, 2025
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$952	$80	$1,032	$742	$57	$799
Netting adjustments and cash collateral	(948)	(78)	(1,026)	(731)	(16)	(747)
Derivatives without legal right of offset	—	—	—	1	—	1
Derivatives on Condensed Statements of Condition	4	2	6	12	41	53
Net amount	$4	$2	$6	$12	$41	$53

	Derivative Liabilities
	As of September 30, 2026			As of December 31, 2025
	Bilateral	Cleared	Total	Bilateral	Cleared	Total
Derivatives with legal right of offset -
Gross recognized amount	$930	$79	$1,009	$716	$16	$732
Netting adjustments and cash collateral	(923)	(79)	(1,002)	(713)	(16)	(729)
Derivatives without legal right of offset	2	—	2	—	—	—
Derivatives on Condensed Statements of Condition	9	—	9	3	—	3
Net amount	$9	$—	$9	$3	$—	$3

We pledged $789 million and $807 million of investment securities (that can be sold or repledged) as part of our initial margin related to cleared derivative transactions at September 30, 2026 and December 31, 2025.

At September 30, 2026 and December 31, 2025, we had $789 million and $807 million of additional credit exposure due to pledging of noncash collateral to our counterparties, which exceeded our net derivative position for combined cleared and bilateral derivatives. Separately, as of September 30, 2026 and December 31, 2025, we did not pledge or receive initial margin with our bilateral derivative counterparties.

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

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$974	$(932)	$42	$(3)	$99	$96
Advances	387	(336)	51	56	39	95
Consolidated obligation bonds	(397)	340	(57)	(4)	(164)	(168)
Discount notes	(2)	3	1	—	—	—
Total	$962	$(925)	$37	$49	$(26)	$23

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Amount Recorded in Net Interest Income
Available-for-sale debt securities	$1,381	$(1,228)	$153	$(547)	$837	$290
Advances	679	(553)	126	(139)	428	289
Consolidated obligation bonds	(619)	428	(191)	217	(716)	(499)
Discount notes	(3)	4	1	—	—	—
Other	—	—	—	—	1	1
Total	$1,438	$(1,349)	$89	$(469)	$550	$81

The following table presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

As of September 30, 2026	Amortized cost of hedged asset/liability	Basis adjustments active hedges included in amortized cost	Basis adjustments discontinued hedges included in amortized cost	Total amount of fair value hedging basis adjustments
Available-for-sale securities	$23,600	$(2,366)	$74	$(2,292)
Advances	27,908	(689)	—	(689)
Consolidated obligation bonds	32,275	(1,015)	(8)	(1,023)
Discount notes	21,692	(4)	—	(4)
Other	100	—	1	1

As of December 31, 2025
Available-for-sale securities	$23,689	$(1,167)	$103	$(1,064)
Advances	33,892	(137)	—	(137)
Consolidated obligation bonds	48,115	(587)	(9)	(596)
Other	120	—	2	2

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

	Three months ended September 30, 2026		Three months ended September 30, 2025
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$8	$3	$—	$5
Bonds	49	—	—	1
Total	$57	$3	$—	$6

	Nine months ended September 30, 2026		Nine months ended September 30, 2025
	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income	Gross Amount Initially Recognized in AOCI	Amount Reclassified from AOCI into Net Interest Income
Discount notes	$15	$9	$(8)	$15
Bonds	66	(1)	(20)	4
Total	$81	$8	$(28)	$19

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

The following table presents our consolidated obligation discount notes for which we are the primary obligor. All are due in one year or less.

As of	September 30, 2026	December 31, 2025
Consolidated obligation discount notes - carrying amount	$34,924	$53,179
Consolidated obligation discount notes - principal amount	35,100	53,430
Weighted Average Interest Rate	3.68%	3.76%

The following table presents the remaining life of our consolidated obligation bonds by contractual maturity and the related weighted average interest rate, for which we are the primary obligor, including callable bonds that are redeemable in whole, or in part, at our discretion on predetermined call dates.

As of September 30, 2026	Contractual Maturity	Weighted Average Interest Rate	By Maturity or Next Call Date
Due in one year or less	$70,969	3.63%	$92,637
One to two years	7,973	3.52%	7,455
Two to three years	6,429	3.70%	3,338
Three to four years	2,522	3.91%	654
Four to five years	4,495	3.29%	434
Thereafter	12,640	4.05%	510
Total par value	$105,028	3.67%	$105,028

The following table presents consolidated obligation bonds, for which we are the primary obligor, outstanding by call feature.

As of	September 30, 2026	December 31, 2025
Noncallable	$69,762	$34,722
Callable	35,266	42,174
Par value	105,028	76,896
Fair value hedging adjustments	(1,023)	(596)
Other adjustments	(15)	(5)
Consolidated obligation bonds	$103,990	$76,295

The following table summarizes the consolidated obligations of the FHLBs and those for which we are the primary obligor. We did not accrue a liability for our joint and several liability related to the other FHLBs’ share of the consolidated obligations as of September 30, 2026, and December 31, 2025. Refer to Note 16 - Commitments and Contingencies to the financial statements in our 2025 Form 10-K for further details.

Par value as of	September 30, 2026			December 31, 2025
	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total
FHLB System total consolidated obligations	$905,699	$383,054	$1,288,753	$716,005	$435,779	$1,151,784
FHLB Chicago as primary obligor	105,028	35,100	140,128	76,896	53,430	130,326
As a percent of the FHLB System	12%	9%	11%	11%	12%	11%

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

We complied with our minimum regulatory capital requirements as shown below.

As of	September 30, 2026		December 31, 2025
	Requirement	Actual	Requirement	Actual
Total regulatory capital	$6,065	$10,171	$5,648	$9,267
Total regulatory capital ratio	4.00%	6.71%	4.00%	6.56%
Leverage capital	$7,581	$15,258	$7,060	$13,899
Leverage capital ratio	5.00%	10.06%	5.00%	9.84%
Risk-based capital	$1,795	$10,171	$1,948	$9,267

Total regulatory capital and leverage capital includes MRCS but does not include AOCI. Under the FHFA regulation on capital classifications and critical capital levels for the FHLBs, we are adequately capitalized.

In accordance with FHFA guidance, we maintain a ratio of at least two percent of capital stock to total assets, measured on a daily average basis at month end.

Capital Concentration

The following member(s) had regulatory capital stock exceeding 10% of our total regulatory capital stock outstanding (which includes MRCS) as of September 30, 2026.

As of September 30, 2026	Regulatory Capital Stock Outstanding	% of Total Outstanding	Amount of Which is Classified as a Liability (MRCS)
BMO Bank, N.A.	$555	13.0%	$—

Dividend Payments

Our ability to pay dividends is subject to the FHLB Act and FHFA regulations. On October 28, 2026 our Board of Directors declared a 9.75% dividend (annualized) for Class B1 activity stock and a 3.75% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2026. This dividend totaled $95 million (recorded as $94 million dividends on capital stock and $1 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 13, 2026. Any future dividend payment remains subject to declaration by the Board and will depend on future operating results, our Retained Earnings and Dividend Policy and any other factors the Board determines to be relevant.

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following table summarizes the gains (losses) in AOCI for the reporting periods indicated.

	Net Unrealized - Available-for-sale Debt Securities	Net Unrealized - Cash Flow Hedges	Post-Retirement Plans	AOCI
Three months ended September 30, 2026
Beginning balance	$298	$43	$7	$348
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(173)	57	—	(116)
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(3)		(3)
Noninterest expense			(1)	(1)
Ending balance	$125	$97	$6	$228

Three months ended September 30, 2025
Beginning balance	$(46)	$26	$8	$(12)
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	87	—	1	88
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(6)		(6)
Noninterest expense			(1)	(1)
Ending balance	$41	$20	$8	$69

Nine months ended September 30, 2026
Beginning balance	$185	$24	$9	$218
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	(61)	81	(1)	19
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(8)		(8)
Noninterest income	1			1
Noninterest expense			(2)	(2)
Ending balance	$125	$97	$6	$228

Nine months ended September 30, 2025
Beginning balance	$(33)	$67	$8	$42
Other comprehensive income before reclassification - recorded to the Condensed Statements of Condition	74	(28)	2	48
Amounts reclassified in period to Condensed Statements of Income:
Net interest income		(19)		(19)
Noninterest expense			(2)	(2)
Ending balance	$41	$20	$8	$69

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

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral
As of September 30, 2026
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$3,124	$3,124	$3,124
Federal funds sold and securities purchased under agreements to resell	24,604	24,604		$24,604
Held-to-maturity debt securities	1,025	994		991	$3
Advances	72,318	72,429		72,429
MPF Loans held in portfolio, net	15,584	13,970		13,957	13
Other assets	404	404		404
Carried at fair value on a recurring basis
Trading debt securities	5,223	5,223		5,223
Available-for-sale debt securities	28,947	28,947		28,947
Advances	118	118		118
Derivative assets	6	6		1,032		$(1,026)
Other assets	44	44		44
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	16	16			16
Other assets	1	1			1
Financial assets	151,414	$149,880	$3,124	$147,749	$33	$(1,026)
Other nonfinancial assets	206
Assets	$151,620

Carried at amortized cost
Deposits	$(1,139)	$(1,139)		$(1,139)
Consolidated obligation discount notes	(33,785)	(33,785)		(33,785)
Consolidated obligation bonds	(103,990)	(102,619)		(102,619)
Mandatorily redeemable capital stock	(6)	(6)	$(6)
Other liabilities	(636)	(636)		(636)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(1,139)	(1,139)		(1,139)
Derivative liabilities	(9)	(9)		(1,011)		$1,002
Financial liabilities	(140,704)	$(139,333)	$(6)	$(140,329)	$—	$1,002
Other nonfinancial liabilities	(523)
Liabilities	$(141,227)

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

	Net Carrying Amount	Fair Value	Level 1	Level 2	Level 3	Netting & Cash Collateral

As of December 31, 2025
Carried at amortized cost
Cash and due from banks and interest-bearing deposits	$2,893	$2,893	$2,893
Federal funds sold and securities purchased under agreements to resell	27,470	27,470		$27,470
Held-to-maturity debt securities	1,463	1,466		1,462	$4
Advances	61,004	61,188		61,188
MPF Loans held in portfolio, net	14,722	13,998		13,987	11
Other assets	400	400		400
Carried at fair value on a recurring basis
Trading debt securities	4,749	4,749		4,749
Available-for-sale debt securities	28,032	28,032		28,032
Advances	141	141		141
Derivative assets	53	53		800		$(747)
Other assets	53	53		53
Carried at fair value on a nonrecurring basis
MPF Loans held in portfolio, net	9	9			9
Other assets	—	—			—
Financial assets	140,989	$140,452	$2,893	$138,282	$24	$(747)
Other nonfinancial assets	213
Assets	$141,202

Carried at amortized cost
Deposits	$(1,279)	$(1,279)		$(1,279)
Consolidated obligation discount notes	(6,731)	(6,728)		(6,728)
Consolidated obligation bonds	(75,788)	(75,091)		(75,091)
Mandatorily redeemable capital stock	(30)	(30)	$(30)
Other liabilities	(530)	(530)		(530)
Carried at fair value on a recurring basis
Consolidated obligation discount notes	(46,448)	(46,448)		(46,448)
Consolidated obligation bonds	(507)	(507)		(507)
Derivative liabilities	(3)	(3)		(732)		$729
Financial liabilities	(131,316)	$(130,616)	$(30)	$(131,315)	$—	$729
Other nonfinancial liabilities	(431)
Liabilities	$(131,747)

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

As of	September 30, 2026		December 31, 2025
	Advances	Consolidated Obligation Bonds	Advances	Consolidated Obligation Bonds
Unpaid principal balance	$125	$—	$145	$500
Fair value over (under) UPB	(7)	—	(4)	7
Fair value	$118	$—	$141	$507

Federal Home Loan Bank of Chicago
Notes to Condensed Financial Statements - (Unaudited)
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)
Note 14 - Commitments and Contingencies

The following table shows our commitments outstanding, which represent off-balance sheet obligations unless otherwise noted.

As of	September 30, 2026				December 31, 2025
	Expire within one year	Expire after one year		Total	Expire within one year	Expire after one year		Total
Member standby letters of credit	$6,738	$7,685	[a]	$14,423	$6,651	$6,223	[a]	$12,874
MPF delivery commitments [b]	166	—		166	176	—		176
Advance commitments	638	—		638	10	—		10
Housing authority standby bond purchase agreements	94	470		564	150	427		577
Unsettled consolidated obligation discount notes	354	—		354	2,050	—		2,050
Unsettled consolidated obligation bonds	2,770	—		2,770	95	—		95
Commitments	$10,760	$8,155		$18,915	$9,132	$6,650		$15,782
a    Contains $5.9 billion and $5.2 billion of member standby letters of credit as of September 30, 2026, and December 31, 2025, which were renewable annually.
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

As of	September 30, 2026	December 31, 2025
Assets - Advances	$324	$313
Liabilities - Deposits	21	17
Equity - Capital Stock	18	21

Other FHLBs

From time to time, we may loan to, or borrow from, other FHLBs. These transactions are done at market terms that are no more favorable than the terms of comparable transactions with other counterparties. These transactions are overnight, maturing the following business day.

We have also, from time to time, assumed the outstanding consolidated obligations of another FHLB rather than issue new consolidated obligations. In connection with these transactions, the Bank becomes the primary obligor for the transferred debt. During the three and nine months ended September 30, 2026, the Bank assumed consolidated obligation discount notes with a par value of $250 million from the FHLB of Cincinnati with a corresponding transfer of funds to the Bank from the FHLB of Cincinnati. The Bank did not assume any debt from other FHLBs during the three and nine months ended September 30, 2025.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the Glossary of Terms starting on page 55 for the definitions of certain terms used herein.

Below are selected financial data for the last five quarters.

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Other selected data at period end
Member standby letters of credit outstanding	$14,423	$14,426	$12,181	$12,874	$13,416
MPF Loans par value outstanding - FHLB System [a]	79,105	78,031	77,233	76,794	75,840
MPF Loans par value outstanding - FHLB Chicago PFIs [a]	21,439	21,108	21,197	21,155	20,909
Number of members	625	629	631	637	634
Total employees (full and part time)	458	456	466	475	476
Other selected MPF data [a]
MPF Loans par value amounts funded - FHLB System	$3,465	$3,726	$2,907	$3,312	$3,481
Quarterly number of PFIs funding MPF products - FHLB System	610	621	583	594	634
MPF Loans par value amounts funded - FHLB Chicago PFIs	$1,021	$939	$815	$974	$914
Quarterly number of PFIs funding MPF products - FHLB Chicago	160	163	158	159	160
Selected ratios (rates annualized)
Total regulatory capital to assets ratio	6.71%	6.14%	6.79%	6.56%	6.55%
Market value of equity to book value of equity	99%	101%	101%	102%	102%
Dividend rate class B1 activity stock-period paid	9.50%	9.25%	9.25%	9.25%	9.25%
Dividend rate class B2 membership stock-period paid	3.75%	3.65%	3.90%	4.30%	4.35%
Return on average assets	0.37%	0.46%	0.45%	0.47%	0.52%
Return on average equity	5.66%	7.02%	6.78%	7.18%	8.00%
Average equity to average assets	6.54%	6.55%	6.64%	6.55%	6.50%
Net yield on average interest-earning assets	0.65%	0.66%	0.64%	0.70%	0.68%
Cash dividends	$92	$82	$79	$79	$79
Dividend payout ratio	63.45%	45.56%	47.88%	46.02%	42.70%
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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Executive Summary

Third Quarter 2026 Financial Highlights

•Advances outstanding increased to $72.4 billion from $61.1 billion at December 31, 2025, driven mainly by increased borrowing by depository institution members and, to a lesser extent, insurance company members.

•MPF Loans held in portfolio increased to $15.6 billion from $14.7 billion at December 31, 2025, as acquisition volume outpaced principal paydowns.

•Total investment debt securities increased to $35.2 billion from $34.2 billion at December 31, 2025, primarily attributable to an increase in investment in Ginnie Mae reverse mortgage-backed securities and GSE mortgage-backed securities.

•Total liquid assets decreased to $27.7 billion from $30.4 billion at December 31, 2025. We intend to maintain a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

•Total assets increased to $151.6 billion from $141.2 billion at December 31, 2025, predominately reflecting growth in advances.

•Letters of credit commitments increased to $14.4 billion from $12.9 billion at December 31, 2025, attributable to increased usage from members for public unit deposits.

•We recorded net income of $145 million in the third quarter of 2026, down $40 million from the third quarter of 2025, primarily driven by higher noninterest expense, as described below.

•In the third quarter of 2026, noninterest income (loss) was $18 million, down $18 million from the third quarter of 2025, largely due to losses on trading securities. The decrease was mostly offset by gains on derivatives and hedging activities.

•In the third quarter of 2026, noninterest expense was $110 million, up $39 million from the third quarter of 2025, largely due to increased Community Advance subsidies and additional funding for the Downpayment Plus® (DPP®) Programs and Affordable Housing Program (AHP) General Fund.

•As of September 30, 2026, we remained in compliance with all our regulatory capital requirements.

Summary and Outlook

Third Quarter 2026 Dividends and Dividend Guidance

On October 28, 2026, the Board of Directors declared a dividend of 9.75% (annualized) for Class B1 activity stock and a dividend of 3.75% (annualized) for Class B2 membership stock based on preliminary financial results for the third quarter of 2026. The dividend for the third quarter of 2026 will be paid by crediting members’ accounts on November 13, 2026. The Bank pays a higher dividend per share on activity stock compared to membership stock to recognize members’ support of the cooperative through the use of our products. We expect to maintain at least a 9.50% (annualized) dividend for Class B1 activity stock for the fourth quarter of 2026 and first quarter of 2027, based on current projections and assumptions regarding our financial condition. We are providing this information to assist members in planning their activity with us. Any future dividend payment remains subject to determination and declaration by our Board of Directors and may be impacted by further changes in financial or economic conditions, regulatory and statutory limitations, and any other relevant factors.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Housing and Community Development

Statutory Affordable Housing Program (AHP) Assessments: The Bank is required by statute to contribute 10% of its income before assessments to support affordable housing and community development in the communities served by its members. Through the first nine months of 2026, the Bank recognized an AHP assessment of $55 million for its funding pool for 2027. For a discussion of the Bank’s total AHP assessment to fund its AHP programs in 2026, see Community Investment Activities starting on page 10 of the 2025 Form 10-K.

Additional Housing and Community Development Support: In addition to its statutory AHP assessments, the Bank provides grants and subsidies to respond to the housing and community development needs of members and their communities. During the third quarter of 2026, we:

•Enhanced the Community Advance product by increasing the annual interest rate subsidy available to members and deepening the discount for eligible advances supporting certain affordable housing and economic development activities.

•Provided additional discretionary funding for the DPP Programs and the AHP General Fund to expand support for affordable homeownership and housing development.

•Increased funding and member capacity for the MPF Habitat for Humanity® Program, expanding opportunities for participating members to provide below-market mortgage financing to eligible homebuyers.

Through the first nine months of 2026, the Bank recognized $49 million in community investment grants and Community Advance subsidies in Voluntary Community Investment contributions in its financial statements.

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Increase or decrease in interest income and expense due to volume or rate variance

	September 30, 2026			September 30, 2025			Increase (decrease) due to
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Volume	Rate	Net Change
For the three months ended
Investment debt securities	$35,885	$404	4.50%	$32,909	$419	5.09%	$38	$(53)	$(15)
Advances	82,637	853	4.13%	75,099	881	4.69%	88	(116)	(28)
MPF Loans held in portfolio	15,407	171	4.44%	14,165	151	4.26%	13	7	20
Federal funds sold	8,884	83	3.74%	8,634	96	4.45%	3	(16)	(13)
Securities purchased under agreements to resell	9,549	89	3.73%	7,446	82	4.41%	23	(16)	7
Interest-bearing deposits	3,702	35	3.78%	3,114	34	4.37%	6	(5)	1
Other interest-earning assets	55	1	7.27%	77	—	—%	—	1	1
Interest-earning assets	156,119	1,636	4.19%	141,444	1,663	4.70%	171	(198)	(27)
Noninterest-earning assets	1,847			1,699
Total assets	$157,966			$143,143

Consolidated obligation discount notes	51,307	480	3.74%	58,801	631	4.29%	(80)	(71)	(151)
Consolidated obligation bonds	92,938	889	3.83%	71,469	778	4.35%	232	(121)	111
Deposits and other interest-bearing liabilities	1,274	13	4.08%	1,212	13	4.29%	1	(1)	—
Interest-bearing liabilities	145,519	1,382	3.80%	131,482	1,422	4.33%	153	(193)	(40)
Noninterest-bearing liabilities	2,189			2,440
Total liabilities	$147,708			$133,922

Net yield on interest earning assets	$156,119	$254	0.65%	$141,444	$241	0.68%	$25	$(12)	$13

For the nine months ended
Investment debt securities	$35,075	$1,188	4.52%	$31,314	$1,207	5.14%	$144	$(163)	$(19)
Advances	81,903	2,464	4.01%	72,113	2,518	4.66%	345	(399)	(54)
MPF Loans held in portfolio	15,077	491	4.34%	13,773	435	4.21%	41	15	56
Federal funds sold	8,234	227	3.68%	8,218	270	4.38%	—	(43)	(43)
Securities purchased under agreements to resell	8,139	225	3.69%	6,266	205	4.36%	61	(41)	20
Interest-bearing deposits	3,489	97	3.71%	3,195	106	4.42%	10	(19)	(9)
Other interest-earning assets	59	2	4.52%	69	2	3.86%	—	—	—
Interest-earning assets	151,976	4,694	4.12%	134,948	4,743	4.69%	601	(650)	(49)
Noninterest-earning assets	1,950			1,642
Total assets	$153,926			$136,590

Consolidated obligation discount notes	51,581	1,421	3.67%	48,846	1,562	4.26%	87	(228)	(141)
Consolidated obligation bonds	88,641	2,497	3.76%	75,053	2,427	4.31%	436	(366)	70
Deposits and other interest-bearing liabilities	1,265	36	3.79%	1,217	40	4.38%	2	(6)	(4)
Interest-bearing liabilities	141,487	3,954	3.73%	125,116	4,029	4.29%	525	(600)	(75)
Noninterest-bearing liabilities	2,356			2,463
Total liabilities	$143,843			$127,579

Net yield on interest-earning assets	$151,976	$740	0.65%	$134,948	$714	0.71%	$94	$(68)	$26

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

The following analysis and comparisons apply to the periods presented in the above table unless otherwise indicated.

•Interest income from investment debt securities decreased primarily due to lower average short-term market interest rates in 2026 compared to 2025, mostly offset by increased volume.

•Interest income from advances decreased primarily due to lower average short-term market interest rates in 2026 compared to 2025, mostly offset by increased volume.

•Interest income from MPF Loans held in portfolio increased primarily due to acquisition volume that outpaced principal paydowns. Secondarily, the new loans acquired were originated at higher mortgage rates than the loans paid down, increasing the yield earned in 2026 compared to 2025.

•Interest income from overnight federal funds sold decreased primarily due to lower average short-term market interest rates in 2026 compared to 2025.

•Interest income from securities purchased under agreements to resell increased primarily due to increased volume, despite lower average short-term market interest rates in 2026 compared to 2025.

•For the three months ended September 30, 2026, interest income from interest-bearing deposits slightly increased primarily due to increased volume, despite lower average short-term market interest rates in 2026 compared to 2025. Lower average short-term market interest rates in 2026 compared to 2025 was the primary driver for the decrease in interest income for the nine months ended September 30, 2026, partially offset by increased volume.

•For the three months ended September 30, 2026, interest expense on our consolidated obligation discount notes decreased primarily due to decreased volume and, to a lesser extent, lower funding costs in 2026 compared to 2025. Lower funding costs in 2026 compared to 2025 was the primary driver for the decrease in interest expense for the nine months ended September 30, 2026, despite a slight increase in volume.

•Interest expense on our consolidated obligation bonds increased primarily due to increased volume, despite lower funding costs in 2026 compared to 2025.

•For details of the effect our fair value and cash flow hedge activities had on our net interest income see the Total Net Effect Gain (Loss) of Hedging Activities table on page 40.

Noninterest Income

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Trading securities	$(21)	$11	$(39)	$48
Derivatives and hedging activities	30	9	68	(11)
Instruments held under the fair value option	(2)	(2)	6	(1)
MPF fees, $9, $9, $26 and $24 from other FHLBs	11	10	32	29
Other, net	—	8	7	12
Noninterest income (loss)	$18	$36	$74	$77

The following analysis and comparisons apply to the periods presented in the above table.

Trading Securities, Derivatives and Hedging Activities, and Instruments Held Under the Fair Value Option

Noninterest income (loss) decreased for the three and nine months ended September 30, 2026, largely due to losses on trading securities. The decrease was mostly offset by gains on derivatives and hedging activities.

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

Total Net Effect Gain (Loss) of Hedging Activities

	Advances	Investments	MPF Loans	Discount Notes	Bonds	Other	Total
Three months ended September 30, 2026
Recorded in net interest income	$51	$42	$—	$4	$(57)	$(1)	$39
Recorded in derivatives and hedging activities	2	23	5	1	—	(1)	30
Recorded in trading securities	—	(21)	—	—	—	—	(21)
Recorded on instruments held under the fair value option	(2)	—	1	(1)	—	—	(2)
Total net effect gain (loss) of hedging activities	$51	$44	$6	$4	$(57)	$(2)	$46

Three months ended September 30, 2025
Recorded in net interest income	$95	$96	$—	$5	$(167)	$—	$29
Recorded in derivatives and hedging activities	—	4	2	3	—	—	9
Recorded in trading securities	—	11	—	—	—	—	11
Recorded on instruments held under the fair value option	1	—	—	(3)	—	—	(2)
Total net effect gain (loss) of hedging activities	$96	$111	$2	$5	$(167)	$—	$47

Nine months ended September 30, 2026
Recorded in net interest income	$126	$153	$—	$10	$(192)	(1)	$96
Recorded in derivatives and hedging activities	5	51	13	(1)	—	—	68
Recorded in trading securities	—	(39)	—	—	—	—	(39)
Recorded on instruments held under the fair value option	(3)	—	1	8	—	—	6
Total net effect gain (loss) of hedging activities	$128	$165	$14	$17	$(192)	$(1)	$131

Nine months ended September 30, 2025
Recorded in net interest income	$289	$290	$1	$15	$(495)	$1	$101
Recorded in derivatives and hedging activities	(2)	(17)	4	3	—	1	(11)
Recorded in trading securities	—	48	—	—	—	—	48
Recorded on instruments held under the fair value option	5	—	—	(3)	(3)	—	(1)
Total net effect gain (loss) of hedging activities	$292	$321	$5	$15	$(498)	$2	$137

MPF fees (including from other FHLBs)

A majority of MPF fees are from other FHLBs that pay us a fixed membership fee to participate in the MPF Program and a volume-based administration fee for us to provide services related to MPF Loans carried on their balance sheets. MPF fees also include income from other third party off-balance sheet MPF Loan products and other related administration fees. These administration and membership fees are designed to compensate us for the expenses we incur to administer the program. MPF fees earned remained stable for the three and nine months ended September 30, 2026 compared to the same periods in 2025.

Other, net

Other, net includes fee income we earn from member standby letters of credit products.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Noninterest Expense

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Compensation and benefits	$33	$32	$101	$98
Nonpayroll operating expenses	37	26	100	79
Voluntary Community Investment contributions	33	7	49	44
Federal Housing Finance Agency and Office of Finance	5	4	15	14
Other, net	2	2	3	5
Noninterest expense	$110	$71	$268	$240

The following analysis and comparisons apply to the periods presented in the above table.

Compensation and benefits remained stable for the three and nine months ended September 30, 2026 compared to the same periods in 2025. We had 458 employees as of September 30, 2026, compared to 476 employees as of September 30, 2025.

Nonpayroll operating expenses increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025, as we continue our planned investment in information technology, specifically applications, infrastructure, and resiliency. In addition, we expect nonpayroll operating expenses to increase over the next several periods due to our investment in a multi-year core banking modernization initiative, as we seek to modernize key systems and processes, enhance operating effectiveness, reduce operational risk, and better respond to the evolving needs of our members.

Voluntary Community Investment contributions increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025, primarily due to increased Community Advance subsidies and additional funding for the DPP Programs and AHP General Fund.

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
MPF fees earned	$11	$10	$32	$29
Expenses related to MPF fees earned	8	9	24	25

Assessments

We record the AHP assessment expense at a rate of 10% of income before assessments, excluding interest expense on MRCS. See Note 11 - Affordable Housing Program to the financial statements in our 2025 Form 10-K for further details.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Other Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,		Balance remaining in AOCI as of
	2026	2025	2026	2025	September 30, 2026
Net unrealized gain (loss) available-for-sale debt securities	$(173)	$87	$(60)	$74	$125
Net unrealized gain (loss) cash flow hedges	54	(6)	73	(47)	97
Postretirement plans	(1)	—	(3)	—	6
Other comprehensive income (loss)	$(120)	$81	$10	$27	$228

The following analysis and comparisons apply to the periods presented in the above table.

Net unrealized gain (loss) on available-for-sale debt securities

The net unrealized loss on AFS debt securities for the three and nine months ended September 30, 2026 was primarily driven by widening spreads to swaps in 2026. The net unrealized gain on AFS debt securities for the three and nine months ended September 30, 2025 was primarily driven by tightening swap spreads in 2025. As these securities approach maturity, we expect the net unrealized gains or losses in our AOCI as of September 30, 2026 to reverse over the remaining life of these securities (since we expect to receive par value at maturity).

Net unrealized gain (loss) on cash flow hedges

The net unrealized gain on cash flow hedges for the three and nine months ended September 30, 2026 was primarily driven by the movement in market interest rates in 2026. The net unrealized loss on cash flow hedges for the three and nine months ended September 30, 2025 was primarily driven by the movement in market interest rates in 2025.

We did not recognize any instrument-specific credit risk in our Condensed Statements of Comprehensive Income as of September 30, 2026 due to our credit standing. For further details on the activity in our Other Comprehensive Income (Loss) see Note 12 - Accumulated Other Comprehensive Income (Loss) to the condensed financial statements.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Statements of Condition

	September 30, 2026	December 31, 2025
Cash and due from banks, interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$27,728	$30,363
Investment debt securities	35,195	34,244
Advances	72,436	61,145
MPF Loans held in portfolio, net of allowance for credit losses	15,600	14,731
Other, net of allowance for credit losses	661	719
Assets	$151,620	$141,202

Consolidated obligation discount notes	$34,924	$53,179
Consolidated obligation bonds	103,990	76,295
Other	2,313	2,273
Liabilities	141,227	131,747
Capital stock	4,264	3,573
Retained earnings	5,901	5,664
Accumulated other comprehensive income (loss)	228	218
Capital	10,393	9,455
Total liabilities and capital	$151,620	$141,202

The following is an analysis of the above table and comparisons apply to September 30, 2026 compared to December 31, 2025.

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

In the third quarter of 2026, we maintained a sufficient pool of liquidity to support anticipated member demand for advances and letters of credit.

Investment Debt Securities

Investment debt securities increased at the end of the third quarter of 2026 compared to year-end 2025, primarily attributable to an increase in investment in Ginnie Mae reverse mortgage-backed securities and GSE mortgage-backed securities.

Advances

Advances increased at the end of the third quarter of 2026 compared to year-end 2025, driven mainly by increased borrowing by depository institution members and, to a lesser extent, insurance company members. Advance balances will vary based primarily on member demand or need for wholesale funding and the underlying cost of the advance to the member. It is possible that member demand for our advances could decline in future periods should their funding needs change, or to the extent they elect alternative funding resources.

MPF Loans Held in Portfolio, Net of Allowance for Credit Losses

MPF Loans held in portfolio increased at the end of the third quarter of 2026 compared to year-end 2025, as acquisition volume outpaced principal paydowns. In addition to our MPF Loans held in portfolio, we have MPF off-balance sheet products, where we buy and concurrently resell MPF Loans to Fannie Mae or pool and securitize them into Ginnie Mae MBS (although we stopped purchasing off-balance sheet loans intended to be pooled and securitized into Ginnie Mae MBS in the third quarter of 2026).

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Liquidity, Funding, & Capital Resources

Liquidity

For the period ending September 30, 2026, we maintained a liquidity position in accordance with FHFA regulations and guidance, which may be amended from time to time, and policies established by our Board of Directors. Based upon our excess liquidity position described below, we anticipate remaining in compliance with our current liquidity requirements for the foreseeable future. See Liquidity, Funding, & Capital Resources on page 44 in our 2025 Form 10-K for a detailed description of our current liquidity requirements. We use different measures of liquidity as follows:

Overnight Liquidity - Our policy requires us to maintain overnight liquid assets at least equal to 3.5% of total assets (or $5.3 billion as of September 30, 2026). As of September 30, 2026, our overnight liquidity was $35.4 billion or 23% of total assets, giving us an excess overnight liquidity of $30.1 billion.

Deposit Coverage - To support our member deposits, FHFA regulations require us to have an amount equal to the current deposits received from our members invested in obligations of the U.S. Government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. As of September 30, 2026, we had excess liquidity of $72.7 billion to support member deposits.

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

	MPF Loans	Investment Debt Securities
As of September 30, 2026	Held in Portfolio	Available-for-Sale	Held-to-Maturity
Year of Expected Principal Cash Flows
One year or less	$1,345	$1,517	$401
After one year through five years	4,708	11,907	126
After five years through ten years	4,130	15,361	411
After ten years	5,218	2,396	87
Total	$15,401	$31,181	$1,025

We consider our liabilities available to fund assets until their contractual maturity. For further discussion of the liquidity risks related to our access to funding, see Risk Factors on page 16 in our 2025 Form 10-K.

Funding

For a discussion of our sources of funding, see Sources of Funding starting on page 47 in our 2025 Form 10-K.

Conditions in Financial Markets

The Federal Open Market Committee (FOMC) maintained its target range of the federal funds rate at each of its first five meetings in 2026 before raising the target range to 3.75% to 4.00% at its meeting in September 2026 and then maintaining that target range at its meeting in October 2026. The FOMC stated in October 2026 that economic activity has been expanding at a strong pace despite elevated uncertainty due in part to geopolitical developments. In addition, inflation remains elevated, but the FOMC stated that it will deliver price stability and that the accumulation of more information will help determine the policy stance appropriate to ensure a timely return to its 2% annual inflation goal.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Additionally, developments associated with U.S. trade and fiscal policies, including tariffs, the military conflict involving Iran that began in late February 2026, and the market focus on investments related to artificial intelligence all contributed to ongoing uncertainty about the economic environment and volatility in the financial markets; however, we maintained ready access to funding throughout the third quarter of 2026.

For further discussion on how broader geopolitical instability and unfavorable economic and market conditions could adversely affect the Bank’s business activities and results of operation, including our cost of funding or access to funding, see Risk Factors starting on page 16 of the Bank’s 2025 Form 10-K.

Condensed Statements of Cash Flows

Net cash flows from operating activities

Nine months ended September 30,	2026	2025
Net cash provided by (used in) operating activities	$1,909	$(133)

In 2026, the majority of our operating cash inflows were related to cash received from clearinghouses to settle mark-to-market positions and net income. In 2025, the majority of our operating cash outflows were related to cash paid to clearinghouses to settle mark-to-market positions.

Net cash flows from investing activities with significant activity

Nine months ended September 30,	2026	2025
Liquid assets consisting of interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell	$2,566	$(802)
Investment debt securities	(2,172)	(2,385)
Advances	(11,850)	(4,714)
MPF Loans held in portfolio	(895)	(1,065)
Other	(13)	(16)
Net cash provided by (used in) investing activities	$(12,364)	$(8,982)

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

•In 2026, our net cash outflows from investment debt securities were primarily attributable to an increase in investment in Ginnie Mae reverse mortgage-backed securities and GSE mortgage-backed securities. In 2025, our net cash outflows from investment debt securities were primarily attributable to an increase in investment in GSE mortgage-backed securities and U.S. Treasuries.

•In 2026 and 2025, our net cash outflows from advances were primarily attributable to increased borrowing by depository institution and insurance company members.

•In 2026 and 2025, our net cash outflows for MPF Loans held in portfolio were due to acquisition volume that outpaced principal paydowns.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Net cash flows from financing activities with significant activity

Nine months ended September 30,	2026	2025
Consolidated obligation discount notes	$(18,260)	$16,496
Proceeds on discount note transfers with other FHLBs	246	—
Consolidated obligation bonds	28,126	(7,714)
Other	274	352
Net cash provided by (used in) financing activities	$10,386	$9,134

Our financing activities primarily reflect cash flows related to issuing and repaying consolidated obligation bonds and discount notes. The change in net cash provided by (used in) financing activities and change in funding allocations are discussed below for the nine months ended September 30, unless otherwise stated.

•In 2026, we paid down our discount notes and increased our use of bonds to align with advantageous funding opportunities. The increased borrowing on our bonds also reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above. In 2025, bonds matured or were called without being replaced, and we increased our use of discount notes to replace this funding. The increased borrowing on our discount notes also reflects an increase in debt financing to match the overall increase in assets outstanding as discussed in investing activities above.

•In the third quarter of 2026, we assumed consolidated obligation discount notes from another FHLB due to an advantageous funding opportunity. We had no such discount note transfers in 2025.

•In 2026 and 2025, our net cash inflows for Other were primarily attributable to proceeds from issuance of our capital stock.

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

Dividend Payments

We may not pay dividends if we fail to satisfy our minimum capital and/or liquidity requirements under the FHLB Act and FHFA regulations. On October 28, 2026, our Board of Directors declared a 9.75% dividend (annualized) for Class B1 activity stock and a 3.75% dividend (annualized) for Class B2 membership stock based on our preliminary financial results for the third quarter of 2026. This dividend totaled $95 million (recorded as $94 million dividends on capital stock and $1 million interest expense on mandatorily redeemable capital stock) and is scheduled for payment on November 13, 2026.

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

The following table presents the number of members and related credit outstanding to them by credit risk rating. Credit outstanding consists primarily of outstanding advances and letters of credit. MPF credit enhancement obligations and other obligations make up the rest. Of the total credit outstanding, $73.2 billion were advances (par value) and $14.4 billion were letters of credit at September 30, 2026, compared to $61.3 billion and $12.9 billion at December 31, 2025.

	September 30, 2026			December 31, 2025
Rating	Borrowing Members	Credit Outstanding	Total Collateral Value	Borrowing Members	Credit Outstanding	Total Collateral Value
1-3	482	$86,791	$187,089	494	$73,476	$188,204
4	11	1,025	1,452	12	899	1,400
5	4	211	292	4	248	293
Total	497	$88,027	$188,833	510	$74,623	$189,897

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

As of September 30, 2026	AA	A	Total
Domestic U.S.
Interest-bearing deposits	$1,000	$2,090	$3,090
Foreign commercial banks - federal funds sold:
Australia	1,700	—	1,700
Canada	—	2,225	2,225
Finland	224	—	224
France	—	900	900
Germany	1,100	—	1,100
Netherlands	—	810	810
Sweden	1,500	—	1,500
Total U.S. branches and agency offices of foreign commercial banks	4,524	3,935	8,459
Total unsecured credit exposure	$5,524	$6,025	$11,549

All $11.55 billion of the unsecured credit exposure shown in the above table were overnight investments.

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
As of September 30, 2026
Nonmember counterparties -
Undercollateralized asset positions -
Bilateral derivatives -
A	$269	$(268)	$—	$1
BBB	3	(3)	—	—
Cleared derivatives	2	—	789	791

Overcollateralized liability positions -
Bilateral derivatives -
A	(92)	94	—	2
Nonmember counterparties	182	(177)	789	794
Total	$182	$(177)	$789	$794
a    Less than $1 million is shown as zero.

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

Legislative and Regulatory Developments

The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus of the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could affect the financial condition, results of operations, and reputation of the Bank. Additionally, the Bank is subject to extensive regulatory oversight, including ongoing monitoring and targeted examinations by our regulator, which could affect our business operations and financial results.

In light of recent changes in the regulatory environment discussed in the 2025 Form 10-K and our prior filings on Form 10-Q this year and above, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, the Bank and the FHLB System. The Bank continues to monitor these actions as they evolve and to evaluate their potential effect on the Bank. For further discussion of related risks, see Risk Factors starting on page 16 in the 2025 Form 10-K.

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

	September 30, 2026		December 31, 2025
Scenario as of	Change in Market Value/Base Market Value of Equity	Loss Limit	Change in Market Value/Base Market Value of Equity	Loss Limit
-200 bp	3.1%	(8.7)%	3.0%	(8.7)%
-100 bp	1.5%	(3.9)%	1.9%	(3.9)%
-50 bp	0.7%	(1.8)%	1.0%	(1.8)%
-25 bp	0.4%	(0.9)%	0.5%	(0.9)%
+25 bp	(0.4)%	(0.9)%	(0.6)%	(0.9)%
+50 bp	(0.8)%	(1.8)%	(1.1)%	(1.8)%
+100 bp	(1.6)%	(3.9)%	(2.3)%	(3.9)%
+200 bp	(3.2)%	(8.7)%	(4.2)%	(8.7)%

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

The following table summarizes our sensitivity to various interest rate risk exposures in terms of changes in market value.

	As of September 30, 2026	As of December 31, 2025
Yield Curve Risk	$(2)	$(10)
Option Risk
Implied Volatility	(4)	7
Prepayment Speeds	4	1
Basis Risk
Spread to Swap Curve	(15)	(15)

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

Federal Home Loan Bank of Chicago
(U.S. Dollars in tables in millions except per share amounts unless otherwise indicated)

As of September 30, 2026, our total sensitivity to changes in implied volatility using a lattice model and Monte Carlo simulation was $(4) million, compared to $7 million at December 31, 2025. These sensitivities are limited in that they do not incorporate other risks, including but not limited to non-parallel changes in yield curves, prepayment speeds, and basis risk related to differences between the swap and the other curves. Option positions embedded in our mortgage assets and callable debt impact our yield curve risk profile, such that swap curve changes significantly greater than one basis point cannot be linearly interpolated from the table above.

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

	Duration of equity in years
Scenario as of	September 30, 2026	December 31, 2025
Down 200 bps	1.5	1.1
Base	1.5	2.2
Up 200 bps	1.6	1.9

As of September 30, 2026, on a U.S. GAAP basis, our fair value deficit (relative to book value) was $(155) million, and our market value of equity to book value of equity ratio was 99%, compared to $184 million and 102% at December 31, 2025. Interest rate increases, combined with our positive duration of equity position and mortgage spread widening, drove the decline in the market value of equity to book value of equity.

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

FEDERAL HOME LOAN BANK OF CHICAGO

/s/ Michael A. Ericson
		Name:	Michael A. Ericson
		Title:	President and Chief Executive Officer
Date:	November 5, 2026		(Principal Executive Officer)

/s/ Virxhini Gjonzeneli
		Name:	Virxhini Gjonzeneli
		Title:	Executive Vice President and Chief Financial Officer
Date:	November 5, 2026		(Principal Financial Officer and Principal Accounting Officer)